Form 10-Q
period 1996-06-30
FIRST CITIZENS BANC CORP /OH
filed 1996-08-12
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: ..................................June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ...................to ..........................

Commission File Number: ................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                               34-1558688
           ----                                               ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
         or organization)                               Identification Number)

                 100 East Water Street, Sandusky, Ohio    44870
                 ----------------------------------------------
             (Address of principle executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (419) 625-4121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X    Yes
                                -----
                                       No
                                -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                          Outstanding at August 6, 1996
                             3,051,504 common shares


                                             FIRST CITIZENS BANC CORP
                                                       Index
PART I.           Financial Information

Item 1.       Financial Statements:(Unaudited)
              Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995..........................................................3

              Consolidated Statements of Income
                  Three and six months ended June 30, 1996 and 1995............................................4

              Consolidated Statements of Shareholders' Equity
                  Three and six months ended June 30, 1996 and 1995............................................5

              Consolidated Statements of Cash Flows
                  Six months ended June 30, 1996 and 1995......................................................6

              Notes to Consolidated Financial Statements....................................................7-13

Item 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................................14-17

PART II.       Other Information

Item 1.       Legal Proceedings ..............................................................................18

Item 2.       Changes in Securities ..........................................................................18

Item 3.       Defaults upon Senior Securities ................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders ............................................18

Item 5.       Other Information ..............................................................................19

Item 6.       (a) Exhibits ...................................................................................19
              (b) Reports on Form 8-K ........................................................................19

Signatures        ............................................................................................21


                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                     (Unaudited)
                                                               June 30        December 31
         Assets                                                  1996             1995
                                                             -------------    -------------
Cash and due from banks                                      $  13,315,532    $  16,295,910
Federal funds sold                                               8,260,000        7,915,000
Investment and Mortgage-backed securities (Note 2)
         Available-for-sale                                     58,072,053       57,711,219
         Held-to-maturity                                       12,939,159       16,735,757
                                                             -------------    -------------
                Total investment securities                     71,011,212       74,446,976

Loans (Note 3)                                                 196,908,192      195,868,543
         Less: Allowance for loan losses (Note 4)               (2,652,105)      (2,602,000)
                                                             -------------    -------------
                Net Loans                                      194,256,087      193,266,543

Office premises and equipment, net                               6,448,285        6,458,747
Accrued interest receivable                                      2,467,919        2,369,641
Goodwill                                                         1,780,233        1,881,000
Other assets                                                     1,754,781        1,428,084
                                                             -------------    -------------
                Total assets                                 $ 299,294,049    $ 304,061,901
                                                             =============    =============
         Liabilities
Deposits
         Non-interest bearing deposits                       $  23,063,893    $  29,147,854
         Interest-bearing deposits,
                including certificates of deposit              214,240,070      213,194,330
                                                             -------------    -------------

                Total deposits                                 237,303,963      242,342,184

Federal Home Loan Bank borrowings                               16,238,762       16,789,953
Securities sold under agreements to repurchase                   8,143,860        8,434,050
U. S. Treasury interest-bearing demand notes payable             1,660,012          319,380
Accrued interest, taxes and other expenses                       1,448,270        2,369,543
                                                             -------------    -------------

                Total liabilities                              264,794,867      270,255,110

         Shareholders' Equity

Capital Stock, no par value; 10,000,000 shares authorized,
         3,051,504 shares issued and outstanding                15,257,520       15,257,520
Retained Earnings                                               19,384,578       18,160,292
Unrealized gain/(loss) on securities available for sale           (142,916)         388,979
                                                             -------------    -------------

                Total shareholders' equity                      34,499,182       33,806,791
                                                             -------------    -------------

                Total liabilities and shareholders' equity   $ 299,294,049    $ 304,061,901
                                                             =============    =============


See notes to interim consolidated financial statements.                Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                              Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                             ----------------------    ------------------------
                                                               1996         1995          1996          1995
Interest Income:
     Interest and fees on loans                             $4,218,431   $4,122,281   $ 8,428,496   $ 8,042,790
     Interest and dividends on investment securities
         U. S. Treasury securities and obligations
            of U.S. government corporations & agencies         551,938      638,079     1,104,096     1,298,715
         Obligations of states and political subdivisions      365,965      410,374       742,909       834,946
         Other securities                                       60,298       25,695       139,928        53,070
     Interest on federal funds sold                            103,777      123,789       216,570       225,862
     Other interest income                                      58,491            0       116,772             0
                                                             ---------    ---------    ----------     ---------

            Total interest income                            5,358,900    5,320,218    10,748,771    10,455,383

Interest Expense:
     Interest on deposits                                    1,971,774    1,964,311     3,982,990     3,760,597
     Interest on FHLB borrowings                               234,980      250,311       473,875       503,942
     Interest on other borrowings                               72,482       88,052       160,918       180,595
                                                             ---------    ---------    ----------     ---------
            Total interest expense                           2,279,236    2,302,674     4,617,783     4,445,134
                                                             ---------    ---------    ----------     ---------
Net Interest Income                                          3,079,664    3,017,544     6,130,988     6,010,249

Provision for loan losses                                       79,500       83,000       149,000       156,000
                                                             ---------    ---------    ----------     ---------


Net interest income after provision for loan losses          3,000,164    2,934,544     5,981,988     5,854,249

Noninterest income:
     Computer center service charges and retail sales          533,245      414,800     1,055,236       831,107
     Service charges on deposit accounts                       120,907      122,922       237,427       207,747
     Investment security gain/(loss)                            10,350        2,500        15,850         2,500
     Other operating income                                    196,333      210,991       368,984       390,690
                                                             ---------    ---------    ----------     ---------

            Total noninterest income                           860,835      751,213     1,677,497     1,432,044

Noninterest expenses:
     Salaries and wages and employee benefits                1,308,190    1,272,856     2,616,964     2,519,620
     Net occupancy expense                                     137,494      130,983       272,188       262,898
     Equipment                                                 156,794      121,353       308,810       273,029
     FDIC Premiums                                               1,500      138,407         2,500       276,815
     Franchise Tax                                             106,852      123,535       219,309       241,984
     Professional Fees                                         134,815      137,469       261,931       266,746
     Other operating expenses                                  626,398      597,068     1,222,233     1,107,612
                                                             ---------    ---------    ----------     ---------

            Total noninterest expenses                       2,472,043    2,521,671     4,903,935     4,948,704
                                                             ---------    ---------    ----------     ---------
            Income before federal income taxes               1,388,956    1,164,086     2,755,550     2,337,589

Federal income taxes                                           387,969      286,616       760,759       579,424
                                                             ---------    ---------    ----------     ---------

            Net Income                                      $1,000,987   $  877,470   $ 1,994,791   $ 1,758,165
                                                            ==========   ==========   ===========   ===========
Per share data (based on 3,051,504 shares)

            Earnings per share                               $    0.33   $     0.29   $      0.65   $      0.58
                                                            ==========   ==========   ===========   ===========
            Dividends declared                              $   0.1275   $   0.0000   $    0.2525   $    0.2250
                                                            ==========   ==========   ===========   ===========

See notes to interim consolidated financial statements                  Page 4


                            FIRST CITIZENS BANC CORP
           Consolidated Statements of Shareholders' Equity (Unaudited)

                                       Three months ended             Six months ended
                                            June 30,                      June 30,
                                  ---------------------------   ----------------------------
                                      1996           1995           1996           1995
Balance at beginning of period    $ 34,212,506    $32,103,889   $ 33,806,791    $ 31,910,252

Net earnings                         1,000,987        877,470      1,994,791       1,758,165

Cash dividends                        (389,067)             0       (770,505)       (687,058)

Market adjustment on securities
     available for sale               (325,244)             0       (531,895)              0
                                  ------------    -----------   ------------    ------------

Balance at end of period          $ 34,499,182    $32,981,359   $ 34,499,182    $ 32,981,359
                                  ============    ===========   ============    ============










See notes to interim consolidated financial statements                  Page 5


                            FIRST CITIZENS BANC CORP
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                 1996           1995
Cash Flows from Operating Activities:
     Net Income                                                              $  1,994,791    $  1,758,165
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization                                         307,090         281,659
            Amortization of goodwill                                              100,767         100,767
            Provision for loan losses                                             149,000         156,000
            Change in deferred loan fees                                           (5,619)        (30,799)
            Net amortization of investment security premiums and discounts         65,331          71,804
            Change in accrued interest receivable                                 (98,278)        130,460
            Increase in other assets                                             (326,697)       (578,543)
            Change in accrued interest, taxes and other expenses                 (647,267)        312,939
                                                                             ------------    ------------
                 Net cash from operating activities                             1,539,118       2,202,452
                                                                             ------------    ------------

Cash Flows from Investing Activities:
     Maturities and calls of investment securities, held-to-maturity            3,766,546      13,873,031
     Purchases of investment securities, held-to-maturity                               0      (8,496,952)
     Maturities and calls of investment securities, available-for-sale          6,191,462          45,358
     Purchases of investment securities, available-to-sale                     (7,393,476)              0
     Loans made to customers, net of principal collected                       (1,132,925)     (4,710,846)
     Change in federal funds sold                                                (345,000)     (4,764,000)
     Purchases of office premises and equipment                                  (296,628)       (418,128)
                                                                             ------------    ------------
                 Net cash from investing activities                               789,979      (4,471,537)
                                                                             ------------    ------------
Cash Flows from Financing Activities:
     Repayments of FHLB borrowings                                               (551,191)       (521,126)
     Change in federal funds purchased                                                  0               0
     Change in deposits                                                        (5,038,221)     (1,891,832)
     Change in securities sold under agreements to repurchase                    (290,190)       (651,318)
     Change in U. S. Treasury interest-bearing demand notes payable             1,340,632         591,610
     Cash dividends paid                                                         (770,505)       (687,057)
                                                                             ------------    ------------
                 Net cash from financing activities                            (5,309,475)     (3,159,723)
                                                                             ------------    ------------
Decrease in cash and due from banks                                            (2,980,378)     (5,428,808)

Cash and due from banks at beginning of period                                 16,295,910      19,127,275
                                                                             ------------    ------------
Cash and due from banks at end of period                                     $ 13,315,532    $ 13,698,467
                                                                             ============    ============
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                            $  4,780,528    $  4,329,287
                                                                             ============    ============
         Federal Income taxes                                                $    705,000    $    365,000
                                                                             ============    ============

See notes to interim consolidated financial statements                  Page 6


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------

(1) Consolidated Financial Statements

     The consolidated financial statements include the accounts of First Citizens Banc Corp (Corporation) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), SCC Resources, Inc. (SCC), and R. A. Reynolds Appraisal Service, Inc. (Reynolds). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of June 30, 1996 and December 31, 1995; the consolidated statements of income for the three month periods ended June 30, 1996 and 1995, and for the six month periods ended June 30, 1996 and 1995; the consolidated statement of shareholders equity for the three months ended June 30, 1996 and 1995, and for the six month periods ended June 30, 1996 and 1995; and the consolidated statement of cash flow for the six month periods ended June 30, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1996 and its results of operations and changes in cash flows for the periods ended June 30, 1996 and 1995 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporations's 1995 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------

(2) Investment and Mortgage-backed Securities
     The gross unrealized gains and losses of the investment and mortgage-backed securities, as presented in the consolidated balance sheets at June 30, 1996 and December 31,1995 are as follows:

                                                            June 30, 1996

                                                       Gross          Gross
                                         Amortized   Unrealized     Unrealized   Estimated Fair
      AVAILABLE FOR SALE                   Cost         Gains         Losses           Value
                                        -----------   ---------    ------------  ---------------
U.S. Treasury securities and            $38,016,253   $  66,704       ($449,194)   $37,633,763
obligations of U.S. government
corporations and agencies

Obligations of state and political       16,808,682     359,312        (192,511)    16,975,484
subdivisions

Other securities, including mortgage-     3,463,657           0            (850)     3,462,807
backed securities
                                        -----------   ---------    ------------    -----------
                                        $58,288,592   $ 426,016       ($642,555)   $58,072,053
                                        ===========   =========    ============    ===========


                                                            June 30, 1996

                                                       Gross          Gross
                                         Amortized   Unrealized     Unrealized   Estimated Fair
      HELD TO MATURITY                     Cost         Gains         Losses           Value
                                        -----------   ---------    ------------  ---------------
U.S. Treasury securities and            $ 1,000,000   $  24,063        $      0    $ 1,024,063
obligations of U.S. government
corporations and agencies

Obligations of state and political        8,353,912     200,563         (13,256)     8,541,219
subdivisions

Other securities, including mortgage-     3,585,247       8,963         (33,884)     3,560,325
backed securities
                                        -----------   ---------    ------------    -----------
                                        $12,939,159   $ 233,589       ($ 47,140)   $13,125,607
                                        ===========   =========    ============    ===========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------

                                                          December 31, 1995

                                                       Gross          Gross
                                         Amortized   Unrealized     Unrealized   Estimated Fair
      AVAILABLE FOR SALE                   Cost         Gains         Losses           Value
                                        -----------   ---------    ------------  ---------------
U.S. Treasury securities and            $37,032,554   $ 210,723       ($105,141)   $37,138,136
obligations of U.S. government
corporations and agencies

Obligations of state and political       16,714,307     556,352         (72,822)    17,197,837
subdivisions

Other securities, including mortgage-     3,374,996         250               0      3,375,246
backed securities
                                        -----------   ---------    ------------    -----------
                                        $57,121,857   $ 767,325       ($177,963)   $57,711,219
                                        ===========   =========       =========    ===========


                                                          December 31, 1995

                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized    Estimated Fair
      HELD TO MATURITY                     Cost         Gains        Losses          Value
                                        -----------   ---------    ------------    -----------
U.S. Treasury securities and            $ 1,500,000   $  51,719         $     0    $ 1,551,719
obligations of U.S. government
corporations and agencies

Obligations of states and political      10,380,035     312,217         (12,466)    10,679,786
subdivisions

Other securities, including mortgage-     4,855,722      27,928         (16,215)     4,867,435
backed securities
                                        -----------   ---------    ------------    -----------
                                        $16,735,757   $ 391,864        ($28,681)   $17,098,940
                                        ===========   =========    ============    ===========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------




The amortized cost and estimated fair value of debt securities at June 30, 1996, by contractual maturity , are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                 Amortized Cost   Estimated Fair
                                                                      Value
       AVAILABLE FOR SALE
       Due in one year or less                      $12,347,502   $12,411,185
       Due after one year through five years         31,826,169    31,599,004
       Due after five years through ten years         9,847,594     9,811,627
       Due after ten years                              803,661       787,430
       Mortgage-backed securities                        51,907        51,057
       Other securities                               3,411,750     3,411,750
                                                    -----------   -----------
              Total securities available for sale   $58,288,583   $58,072,053
                                                    ===========   ===========

       HELD TO MATURITY
       Due in one year or less                      $ 2,993,640   $ 3,006,180
       Due after one year through five years          6,360,269     6,559,099
       Mortgage-backed securities                     3,585,250     3,560,026
                                                    -----------   -----------
              Total securities held to maturity     $12,939,159   $13,125,305
                                                    ===========   ===========


No securities were sold during 1996. Securities called or settled by the issuer in 1996 resulted in gains of $15,850.

Investment securities with a carrying value of approximately $31,826,000 and $40,118,000 were pledged as of June 30, 1996 and December 31, 1995, respectively, to secure public deposits, other deposits and liabilities as required by law.

(3)  Loans

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------

     Loans as presented in the consolidated balance sheets are comprised of the following classifications:

                                            6/30/96          12/31/95
                                         -------------    --------------
     Commercial & agriculture            $  41,952,087    $  45,024,037

     Real estate - mortgage                125,230,404      120,782,608

     Real estate - construction              1,212,117        1,129,624

     Consumer loans                         28,392,887       28,983,885

     Credit card and other                   1,284,406        1,117,305

     Deferred Loan Fees                     (1,163,709)      (1,168,916)
                                         -------------    -------------
                           Total loans   $ 196,908,192    $ 195,868,543
                                         =============    =============


(4) Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses for the six months ended June 30, 1996 and June 30, 1995 is as follows:

                                       1996           1995
                                 -----------    -----------
     Balance January 1,          $ 2,602,000    $ 2,390,000

     Loans Charged Off              (167,931)       (90,000)

     Recoveries of Loans              69,036         75,000

     Provision for loan losses       149,000        156,000
                                 -----------    -----------
     Balance June 30,            $ 2,652,105    $ 2,531,000
                                 ===========    ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------
      Information regarding impaired loans is as follows for the six months ended June 30.

                                                                  1996         1995
                                                               ----------   ----------
Average investment in impaired loans                           $2,126,587   $3,384,000

Interest income recognized on impaired loans including         $   68,281   $  114,344
interest income recognized on cash basis
Interest income recognized on impaired loans on cash basis     $    2,338   $   10,402

Information regarding impaired loans at June 30, 1996 and December 31, 1995 is as follows:

                                                                 6/30/96    12/31/95
                                                             -----------   ----------
Balance impaired loans                                        $1,698,000   $2,338,000

Less portion for which no allowance for loan losses is        $        0   $1,205,000
allocated

Portion of impaired loan balance for which an allowance for   $1,698,000   $1,133,000
credit losses is allocated

Portion of allowance for loan losses allocated to the         $  416,000   $  268,000
impaired loan balance


(5) Commitments, Contingencies and Off-balance Sheet Risk

The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
- -------------------------------------------------------------------------------


assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of June 30, 1996 and December 31, 1996.

Commitments to extend credit and letters of credit approximated the following amounts at June 30, 1996 and December 31, 1995.

                                                    Contract Amount
                                                    ---------------
                                             June 30, 1996 December 31, 1995
                                             ------------- -----------------
Commitment to extend credit:

     Lines of credit and construction loans   $12,158,000   $11,164,000

     Credit cards                               4,108,000     3,583,000

Letters of credit                                 560,000       377,000
                                              -----------   -----------
                                              $16,826,000   $15,124,000


Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 1996 and December 31, 1995 approximated $1572,000 and $1,700,000 respectively.

In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions, but in the opinion of management and its legal counsel, ultimate disposition of such legal matters is not expected to have a material adverse effect on the consolidated financial statements.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
- -------------------------------------------------------------------------------

Introduction
- ------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 1996, compared to December 31, 1995 and the consolidated results of operations for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities which would have such effect if implemented.

Financial Condition
- -------------------

Total assets of the Corporation at June 30, 1996 totalled $299,294,049 compared to $304,061,901 at December 31, 1995. This was an decrease of $4,767,852 or 1.6 percent. Within the structure of the assets, total investment securities have decreased $3,435,764 since December 31, 1995, and net loans have increased $989,544 since December 31, 1995.

At June 30, 1996, $12,939,159 or 18.2 percent of the investment portfolio was classified as held-to-maturity. The remainder, $58,072,053 or 81.8 percent, was classed as available-for-sale. Investment securities decreased $3,435,764 or 4.6 percent from December 31, 1995. The decrease in the balances of the portfolio is a result of maturities of securities.

Net loans at June 30, 1996 increased $989,544 or .5 percent from year end 1995. At June 30, 1996, the loan to deposit ratio was 81.9 percent compared to 79.3 percent at December 31, 1995. This is reflective of the lack of deposit growth in the market along with increased loan demand in the second quarter of 1996.

At June 30, 1996, the allowance for loan losses as a percent of total loans was
1.35 percent compared to 1.33 percent at December 31, 1995. For the six months of operations of 1996, $149,000 was placed into the allowance from earnings compared to $156,000 for the same period of 1995. Net charge offs for the first six months of 1996 were $99,000 compared to $15,000 for the same period of 1995. Impaired loans at June 30, 1996 totalled $1,698,000 or 0.86 percent of the loan portfolio compared to $2,338,000 or 1.2 percent of the loan portfolio at December 31, 1995.

Total deposits at June 30, 1996 decreased $5,038,221 from year end 1995. Non-interest bearing

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
- -------------------------------------------------------------------------------

deposits, representing demand deposit balances, decreased $6,083,961 from year end 1995. Interest bearing deposits, including savings and time deposits, increased $1,045,740 from year end 1995. Within the structure of interest bearing deposits there continues to be a shift from lower cost savings deposits to higher cost time certificates. The year to date 1996 average balance of savings deposits has decreased $5,836,000 compared to the average balance of the same period for 1995. The current average rate of these deposits is 2.8 percent. The year to date 1996 average balance of time certificates has increased $4,321,000 compared to the average balance for the same period for 1995. The current average rate on these deposits is 5.1 percent.

Other borrowed funds have increased $499,251 from December 31, 1995 to June 30, 1996. Federal Home Loan Bank borrowings have decreased $551,191 as a result of scheduled paydowns. Securities sold under agreements to repurchase have decreased $290,190 and U.S. Treasury Tax Demand Notes have increased $1,340,632.

Shareholders' equity at June 30, 1996 was $34,499,182 which was 11.5 percent of total assets. Shareholders' equity at December 31, 1995 was $33,806,791 which was 11.1 percent of total assets. The increase in shareholders' equity was represented by earnings of $1,994,791 less dividends of $770,505 and less the decrease in the unrealized gain on securities available for sale of $531,895. Total outstanding shares for the period December 31, 1995 to May 7, 1996 were 762,876. On May 8, 1996, the corporation paid a 300 percent stock dividend, increasing the number of shares to 3,051,504. The company paid cash dividends on February 1, 1996 at the rate of $.125 per share, and on May 1, 1996 at the rate of $.1275 per share, after adjusting for the 300 percent stock split, effected in the form of a stock dividend, on May 8, 1996.

Results of Operations
- ---------------------

Net earnings for the quarter ended June 30, 1996 were $1,000,987 or $.33 per common share compared to $877,470 or $.29 per common share for the same period in 1995. This was an increase of $123,517 or 14.1 percent. Net earnings for the six month period ended June 30, 1996 were $1,994,791 or $.65 per common share compared to $1,758,165 or $.58 per common share for the same period in 1995. This was an increase of $236,626 or 13.5 percent.

Net interest income for the second quarter 1996 totalled $3,079,664 compared to $3,017,544 for the second quarter of 1995. This was an increase of $62,120 or
2.1 percent. Net interest income for the first six months of 1996 totalled $6,130,988 compared to $6,010,249 for the first six months of 1995. This was an increase of $120,739 or 2.0 percent. Total interest income for the first six months of 1996 has increased $293,388 or 2.8 percent compared to the same period of 1995. The average rate on earning assets on a tax equivalent basis for the first six months of 1996 was 8.1 percent

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
- -------------------------------------------------------------------------------

compared to 7.9 percent for the same period of 1995. Total interest expense for the first six months of 1996 has increased $172,649 or 3.9 percent compared to the same period of 1995. The net interest margin on a tax equivalent basis for the first six months was 4.7 percent for both periods ended June 30, 1996 and 1995.

Noninterest income for the second quarter 1996 totalled $860,835 compared to $751,213 for the second quarter 1995. This was an increase of $109,622 or 14.6 percent and attributed to increases in revenue from the computer operations of $118,445 and decreased other operating income of $17,158. Noninterest income for the first six months of 1996 totalled $1,677,497 compared to $1,432,044 for the same period in 1995. This was an increase of $245,453 or 17.1 percent and attributed to increases in revenue from the computer operations of $224,129, increased service charge on deposit accounts of $29,680, increased investment security gain of $13,350 and decreased other operating income of $21,706.

Noninterest expenses for the second quarter 1996 totalled $2,472,043 compared to $2,521,671 for the second quarter 1995. This was an decrease of $49,628 or 2.0 percent. Noninterest expenses for the first six months of 1996 totalled $4,903,935 compared to $4,948,704 for the first six months of 1995. This was an decrease of $44,769 or .90 percent. The largest monetary increase in non-interest expense is in employee benefits, which increased $67,736 or 18.4 percent for the first six months of 1996 compared to the same period of 1995. The increase in employee benefits is due to increased health insurance of $70,850. FDIC premiums for the first six months of 1996 have decreased $274,315 from the same period in 1995, reflecting the current premium structure for well capitalized institutions.

Federal Income Taxes
- --------------------

The federal income tax expense for the second quarter 1996 totalled $387,969 compared to $286,616 for the second quarter 1995. This was an increase of $101,353 or 35.4 percent. The increase in the federal income taxes is a result of the increase in total earnings before taxes of $224,870 and a decrease in tax exempt earnings of $44,409. The federal income tax expense for the first half of 1996 totalled $760,759 compared to $579,424 for the first half of 1995. This was an increase of $181,335 or 31.3 percent. The increase in the federal income taxes is a result of the increase in total earnings before taxes of $417,961 and a decrease in tax exempt earnings of $92,037.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
- -------------------------------------------------------------------------------

Capital Resources
- -----------------

Shareholders equity totalled $34,499,182 at June 30, 1996 compared to $33,806,791 at December 31, 1995. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                           Corporation Ratios                  Regulatory

                                     6/30/96               12/31/95             Minimums
                                     -------               --------             --------

Tier I Risk Based Capital             21.25%                19.87%                4.00%

Total Risk Based Capital              22.51%                21.13%                8.00%

Leverage Ratio                        10.84%                10.25%             4.00-5.00%

The payment of cash dividends has been changed from a semi-annual (January and July) to a quarterly basis (February, May, August, and November). Cash dividends paid of $.125 per common share on February 1, 1996 and $.1275 per common share to be payable on May 1, 1996 are comparable to the January 1995 dividend of $.225 per common share. This effectively represents an increase of $.0275 increase.

Capital expenditures totalled $296,628 for the first six months of 1996 compared to $418,128 for the same period of 1995.


Liquidity
- ---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first six months of 1996 the Banks maintained a federal funds sold position that averaged $8,290,000. In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totalling $11,500,000 and the banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $9,561,239 at June 30, 1996. Finally, 81.8 percent of the Corporation's investment and mortgage-backed investment portfolio has been classified as available for sale which provides additional liquidity.

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        The shareholders of First Citizens Banc Corp authorized on April 16, 1996, the change from $20.00 par value common stock to no par common stock for First Citizens Banc Corp common shares.

        The shareholders of First Citizens Banc Corp also authorized on April 16, 1996, the number of authorized common shares of First Citizens Banc Corp increased from 5,000,000 to 10,000,000.

        On April 16, 1996, the board of directors of First Citizens Banc Corp authorized a 300 percent stock dividend on First Citizens Banc Corp common stock payable May 8, 1996 to shareholders of record April 23, 1996. As a result of the stock dividend, the number of outstanding shares of common stock increased from 762,876 to 3,051,504.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        First Citizens Banc Corp held its annual meeting on April 16, 1996, for the purpose of considering and voting on 1.) the election of four class II directors to serve for terms of three years, 2.) the ratification and appointment of Crowe, Chizek & Co. as independent auditors for the calendar year 1996, and 3.) amending the Corporation's Articles of Incorporation to reclassify all outstanding, and all authorized but unissued shares of the Corporation's common stock from $20.00 par shares to no par shares, and to increase the authorized number of common shares which the corporation may issue to 10,000,000 no par shares. Four directors, Mary Lee G. Close, Richard B. Fuller, George L. Mylander and Richard O. Wagner were nominated for reelection and were subsequently reelected as directors. No other issues were brought before the meeting.

        The summary of the voting of 762,876 common shares outstanding were as follows:


           Director Candidate                      For            Against           Not Voted
           -----------------
           Mary Lee G. Close                   570,126              1,520             191,230

           Richard B. Fuller                   569,860              1,786             191,230

           George L. Mylander                  569,850              1,796             191,230

           Richard O. Wagner                   570,126              1,520             191,230

           Accounting Firm
           ---------------

           Crowe, Chizek & Co.                 571,546                  0             191,330

           Common Share Change
           -------------------

           Change to No Par and Increase       568,738              2,808             191,330
           Authorized Shares


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  (A) EXHIBITS - Item No. 27 Financial Data Schedule ...............21
         (B) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp

 /s/ David A. Voight                                        August 9, 1996
 -------------------                                        --------------
  David A. Voight                                                Date
  President

 /s/ James O. Miller                                         August 9, 1996
 -------------------                                        --------------
  James O. Miller                                                Date
  Senior Vice President