Form 10-Q
period 1996-09-30
FIRST CITIZENS BANC CORP /OH
filed 1996-11-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:.........................September 30, 1996

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to...................

Commission File Number:.....................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                        34-1558688
              ----                                        ----------
 State or other jurisdiction of incorporation          (I.R.S. Employer
         or organization)                             Identification Number)

         100 East Water Street, Sandusky, Ohio           44870
         -----------------------------------------------------
         (Address of principle executive offices)   (Zip Code)

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

                                                      X  Yes
                                                   ------
                                                         No
                                                   ------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                        Outstanding at November 12, 1996
                             3,051,504 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.           Financial Information

ITEM 1.       Financial Statements:(Unaudited)
              Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995.............................................3

              Consolidated Statements of Income
                  Three and nine months ended September 30, 1996 and 1995..............................4

              Consolidated Statements of Shareholders' Equity
                  Three and nine months ended September 30, 1996 and 1995..............................5

              Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995........................................6

              Notes to Consolidated Financial Statements............................................7-13

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................14-17

PART II.       Other Information

ITEM 1.       Legal Proceedings ......................................................................18

ITEM 2.       Changes in Securities ..................................................................18

ITEM 3.       Defaults upon Senior Securities ........................................................18

ITEM 4.       Submission of Matters to a Vote of Security Holders .................................18-19

ITEM 5.       Other Information ...................................................................19-20

ITEM 6.       (a) Exhibits ...........................................................................21
              (b) Reports on Form 8-K ................................................................21

SIGNATURES        ....................................................................................22

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets

                                                                                         (Unaudited)

                                                                             September 30          December 31
         Assets                                                                  1996                  1995
                                                                           ----------------     ----------------

Cash and due from banks                                                  $      12,953,420     $     16,295,910
Federal funds sold                                                               9,450,000            7,915,000
Investment and mortgage-backed securities (Note 2)

         Available-for-sale                                                     59,342,986           57,711,219
         Held-to-maturity                                                       11,359,219           16,735,757
                                                                           ----------------     ----------------

                Total investment and mortgage-backed securities                 70,702,205           74,446,976

Loans (Note 3)                                                                 200,251,342          195,868,543
         Less: Allowance for loan losses (Note 4)                               (2,648,865)          (2,602,000)
                                                                           ----------------     ----------------

                Net Loans                                                      197,602,477          193,266,543

Office premises and equipment, net                                               6,205,207            6,458,747
Accrued interest receivable                                                      2,177,319            2,369,641
Goodwill                                                                         1,729,849            1,881,000
Other assets                                                                     1,902,270            1,428,084
                                                                           ----------------     ----------------

                Total assets                                             $     302,722,747     $    304,061,901
                                                                           ================     ================

         Liabilities

Deposits

         Non-interest bearing deposits                                   $      21,331,989     $     29,147,854
         Interest-bearing deposits,
                including certificates of deposit                              217,169,912          213,194,330
                                                                           ----------------     ----------------

                Total deposits                                                 238,501,901          242,342,184

Federal Home Loan Bank borrowings                                               15,957,237           16,789,953
Securities sold under agreements to repurchase                                   9,499,799            8,434,050
U. S. Treasury interest-bearing demand notes payable                             1,857,538              319,380
Accrued interest, taxes and other expenses                                       1,667,491            2,369,543
                                                                           ----------------     ----------------

                Total liabilities                                              267,483,966          270,255,110

         Shareholders' Equity

Capital  Stock, no par value; 10,000,000 shares authorized, 3,051,504 shares issued and outstanding at September 30, 1996; $20.00 par value;
         5,600,000 shares authorized,
         762,876 shares issued and outstanding at December 31, 1995             15,257,520           15,257,520
Retained Earnings                                                               19,998,483           18,160,292
Unrealized gain/(loss) on securities available for sale                            (17,222)             388,979
                                                                           ----------------     ----------------

                Total shareholders' equity                                      35,238,781           33,806,791
                                                                           ----------------     ----------------

                Total liabilities and shareholders' equity               $     302,722,747     $    304,061,901
                                                                           ================     ================



See notes to interim consolidated financial statements.                  Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                                  Three months ended           Nine months ended
                                                                     September 30,               September 30,
                                                             --------------------------    ---------------------------
                                                                 1996            1995          1996          1995
Interest Income:
     Interest and fees on loans                              $ 4,312,625    $ 4,234,242    $12,741,121    $12,278,597
     Interest and dividends on investment securities
         U. S. Treasury securities and obligations
            of U.S. government corporations & agencies           571,728        540,740      1,675,824      1,643,011
         Obligations of states and political subdivisions        343,840        400,428      1,086,749      1,235,374
         Other securities                                         50,330        104,616        190,258        334,126
     Interest on federal funds sold                              155,447        176,458        372,017        402,320
     Other interest income                                        59,878         53,364        176,650        159,067
                                                             -----------    -----------    -----------    -----------

            Total interest income                              5,493,848      5,509,848     16,242,619     16,052,495

Interest Expense:
     Interest on deposits                                      1,983,765      2,052,096      5,966,755      5,812,693
     Interest on FHLB borrowings                                 231,010        246,559        704,885        750,501
     Interest on other borrowings                                107,984        115,564        268,902        297,724
                                                             -----------    -----------    -----------    -----------

            Total interest expense                             2,322,759      2,414,219      6,940,542      6,860,918
                                                             -----------    -----------    -----------    -----------

Net Interest Income                                            3,171,089      3,095,629      9,302,077      9,191,577

Provision for loan losses                                         89,500         83,000        238,500        239,000
                                                             -----------    -----------    -----------    -----------


Net interest income after provision for loan losses            3,081,589      3,012,629      9,063,577      8,952,577

Noninterest income:
     Computer center service charges and retail sales            501,171        460,657      1,556,407      1,291,764
     Service charges on deposit accounts                         127,464        121,722        364,891        329,469
     Investment security gain/(loss)                               2,000          2,000         17,850          4,500
     Other operating income                                      220,420        220,451        589,404        525,441
                                                             -----------    -----------    -----------    -----------

            Total noninterest income                             851,055        804,830      2,528,552      2,151,174

Noninterest expenses:
     Salaries and wages and employee benefits                  1,315,957      1,275,687      3,932,921      3,795,307
     Net occupancy expense                                       141,857        166,642        414,045        409,182
     Equipment                                                   158,310        141,240        467,120        414,269
     FDIC Premiums                                                 1,000         73,374          3,500        350,189
     Franchise Tax                                               100,417        107,683        319,726        349,667
     Professional Fees                                           140,359        133,431        402,290        400,176
     Other operating expenses                                    667,319        574,271      1,889,552      1,702,241
                                                             -----------    -----------    -----------    -----------

            Total noninterest expenses                         2,525,219      2,472,328      7,429,154      7,421,031
                                                             -----------    -----------    -----------    -----------

            Income before federal income taxes                 1,407,425      1,345,131      4,162,975      3,682,720

Federal income taxes                                             396,825        362,832      1,157,584        942,256
                                                             -----------    -----------    -----------    -----------

            Net Income                                       $ 1,010,600    $   982,299    $ 3,005,391    $ 2,740,464
                                                             ===========    ===========    ===========    ===========

Per share data (based on 3,051,504 shares)

            Earnings per share                               $      0.33    $      0.32    $      0.98    $      0.90
                                                             ===========    ===========    ===========    ===========

            Dividends declared                               $    0.1300    $    0.4875    $    0.3825    $    0.7125
                                                             ===========    ===========    ===========    ===========

See notes to interim consolidated financial statements                  Page 4

                            FIRST CITIZENS BANC CORP

           Consolidated Statement of Shareholders' Equity (Unaudited)

                                       Three months ended                 Nine months ended
                                          September 30,                      September 30,
                                   ----------------------------      -----------------------------
                                       1996             1995             1996             1995

Balance at beginning of period     $ 34,499,182     $ 32,981,359     $ 33,806,791     $ 31,910,252

Net income                            1,010,600          982,299        3,005,391        2,740,464

Cash dividends                         (396,696)      (1,487,608)      (1,167,200)      (2,174,666)

Market adjustment on securities
     available for sale                 125,695                0         (406,200)               0
                                   ------------     ------------     ------------     ------------

Balance at end of period           $ 35,238,781     $ 32,476,050     $ 35,238,781     $ 32,476,050
                                   ============     ============     ============     ============




See notes to interim consolidated financial statements                 Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                               -----------------------------------
                                                                                                   1996                    1995
Cash Flows from Operating Activities:
     Net Income                                                                              $     3,005,391      $     2,740,464
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:

            Depreciation and amortization of office premises and equipment                           458,325              442,808
            Gain on disposal of office premises and equipment                                         (2,343)                   0
            Amortization of goodwill                                                                 151,151              151,151
            Provision for loan losses                                                                238,500              239,000
            Gains on investment securities                                                           (17,850)              (4,500)
            Change in deferred loan fees                                                              (1,698)             (39,635)
            Net amortization of investment security premiums and discounts                            97,783               98,097
            Change in accrued interest receivable                                                    192,322             (180,681)
            Change in other assets                                                                  (474,186)            (195,675)
            Change in accrued interest, taxes and other expenses                                    (492,796)             704,132
                                                                                               --------------       --------------

                 Net cash from operating activities                                                3,154,599            3,955,161

Cash Flows from Investing Activities:
     Maturity of deposits in other bank                                                                    0                    0
     Maturities and calls of investment securities, held-to-maturity                               5,340,226           17,483,486
     Purchases of investment securities, held-to-maturity                                         (9,891,620)         (10,494,193)
     Maturities and calls of investment securities, available-for-sale                             7,600,777               60,358
     Loans made to customers, net of principal collected                                          (4,572,736)          (7,855,572)
     Change in federal funds sold                                                                 (1,535,000)          (6,218,000)
     Proceeds from the sale of office premises and equipment                                         325,000                    0
     Purchases of office premises and equipment                                                     (527,442)            (598,704)
                                                                                               --------------       --------------

                 Net cash from investing activities                                               (3,260,795)          (7,622,625)

Cash Flows from Financing Activities:
     Proceeds from FHLB borrowings                                                                         0                    0
     Repayments of FHLB borrowings                                                                  (832,717)            (787,100)
     Change in federal funds purchased                                                                     0                    0
     Change in deposits                                                                           (3,840,283)            (573,331)
     Change in securities sold under agreements to repurchase                                      1,065,749             (922,074)
     Change in U. S. Treasury interest-bearing demand notes payable                                1,538,157            1,171,631
     Cash dividends paid                                                                          (1,167,200)          (2,174,666)
                                                                                               --------------       --------------

                 Net cash from financing activities                                               (3,236,294)          (3,285,540)

Increase (decrease) in cash and due from banks                                                    (3,342,490)          (6,953,004)

Cash and due from banks at beginning of period                                                    16,295,910           19,127,275
                                                                                               --------------       --------------

Cash and due from banks at end of period                                                     $    12,953,420      $    12,174,271
                                                                                               ==============       ==============

Supplemental disclosures:
     Cash paid during the period for:

         Interest                                                                            $     7,085,265      $     6,640,148
                                                                                               ==============       ==============

         Federal income taxes                                                                $     1,105,000      $       655,000
                                                                                               ==============       ==============

See notes to interim consolidated financial statements                Page 6

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



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

         The consolidated balance sheets as of September 30, 1996 and December 31, 1995; the consolidated statements of income for the three month periods ended September 30, 1996 and 1995, and for the nine month periods ended September 30, 1996 and 1995; the consolidated statements of shareholders' equity for the three months ended September 30, 1996 and 1995, and for the nine month periods ended September 30, 1996 and 1995; and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 1996 and its results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporations's 1995 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------




(2)  Investment and Mortgage-Backed Securities
         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of the investment and mortgage-backed securities, as presented in the consolidated balance sheets at September 30, 1996 and December 31, 1995 are as follows:

                                                                             September 30, 1996

                                                                           Gross               Gross
                                                   Amortized             Unrealized          Unrealized       Estimated
            AVAILABLE FOR SALE                       Cost                   Gains              Losses         Fair Value
                                               -----------------      -----------------    --------------  ---------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                         $39,001,848              $52,666           ($326,266)      $38,728,248

Obligations of state and political
subdivisions                                       16,901,151              376,507            (128,301)       17,149,357

Other securities, including mortgage-
backed securities                                   3,466,081                    0                (700)        3,465,381
                                               -----------------      -----------------     -------------     ------------
                                                  $59,369,080             $429,173           ($455,267)      $59,342,986
                                                  ===========             ========           ==========      ===========




                                                                           September 30, 1996

                                                                          Gross                Gross
                                                  Amortized             Unrealized           Unrealized         Estimated Fair
             HELD TO MATURITY                       Cost                  Gains                Losses               Value
                                             -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                          $1,000,000              $22,500                   $0            $1,022,500

Obligations of state and political
subdivisions                                        7,470,533              171,163              (8,757)             7,632,939

Other securities, including mortgage-
backed securities                                   2,888,686                7,602             (21,166)             2,875,122
                                             ----------------     ----------------     ----------------     -----------------
                                                  $11,359,219             $201,265            ($29,923)           $11,530,561
                                                  ===========             ========            =========           ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------




                                                                    December 31, 1995

                                                                 Gross                Gross
                                             Amortized         Unrealized           Unrealized       Estimated Fair
            AVAILABLE FOR SALE                 Cost               Gains               Losses             Value
                                           -------------    --------------    -----------------    ---------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                    $37,032,554          $210,723           ($105,141)        $37,138,136

Obligations of state and political
subdivisions                                  16,714,307           556,352             (72,822)         17,197,837

Other securities, including mortgage-
backed securities                              3,374,996               250                   0           3,375,246
                                           -------------    --------------    -----------------    ---------------
                                             $57,121,857          $767,325           ($177,963)        $57,711,219
                                             ===========          ========           ==========        ===========


                                                                    December 31, 1995

                                                                Gross                Gross
                                             Amortized        Unrealized           Unrealized         Estimated Fair
             HELD TO MATURITY                  Cost             Gains                Losses               Value
                                           -------------    --------------      -----------------    ---------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                     $1,500,000           $51,719                  $0          $1,551,719

Obligations of states and political
subdivisions                                  10,380,035           312,217             (12,466)         10,679,786

Other securities, including mortgage-
backed securities                              4,855,722            27,928             (16,215)          4,867,435
                                           -------------    --------------      -----------------    ---------------
                                             $16,735,757          $391,864            ($28,681)        $17,098,940
                                             ===========          ========            =========        ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



The amortized cost and estimated fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                                   Estimated Fair
                                                      Amortized Cost                    Value

AVAILABLE FOR SALE

Due in one year or less                                   $16,346,362                 $16,386,816

Due after one year through five years                      29,193,340                  29,115,600

Due after five years through ten years                      9,348,414                   9,367,976

Due after ten years                                         1,014,883                   1,007,214

Mortgage-backed securities                                     50,631                      49,930

Other securities                                            3,415,450                   3,415,450
                                               ----------------------      ----------------------
       Total securities available for sale                $59,369,080                 $59,342,986
                                               ======================      ======================

HELD TO MATURITY

Due in one year or less                                    $2,550,446                  $2,563,760

Due after one year through five years                       5,920,087                   6,091,680

Mortgage-backed securities                                  2,888,686                   2,875,121
                                               ----------------------      ----------------------
       Total securities held to maturity                  $11,359,219                 $11,530,561
                                               ======================      ======================


No securities were sold during 1996 or 1995. Securities called or settled by the issuer resulted in gains of $17,850 for the nine months ended September 30, 1996 and $4,500 for the nine months ended September 30, 1995.

Investment securities with a carrying value of approximately $36,963,000 and $31,826,000 were pledged as of September 30, 1996 and December 31, 1995, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)

                                    Form 10-Q

--------------------------------------------------------------------------------


(3)  Loans

         Loans as presented in the consolidated balance sheets are comprised of the following classifications:

                                                                  9/30/96               12/31/95
                                                           --------------          -------------
Commercial & agriculture                                     $ 41,353,731           $ 45,024,037
Real estate - mortgage                                        126,920,636            120,782,608
Real estate - construction                                      2,250,334              1,129,624
Consumer loans                                                 28,986,926             28,983,885
Credit card and other                                           1,906,933              1,117,305
Deferred Loan Fees                                             (1,167,218)            (1,168,916)
                                                           --------------          -------------
                       Total loans                           $200,251,342           $195,868,543
                                                             ============           ============


(4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the nine months ended September 30, 1996 and September 30, 1995 is as follows:

                                                                 1996                    1995
                                                         ------------            ------------
Balance January 1,                                         $2,602,000              $2,390,000
Loans Charged Off                                            (288,831)               (174,000)
Recoveries of Loans                                            97,196                 116,000
Provision for loan losses                                     238,500                 239,000
                                                         ------------            ------------
Balance September 30,                                      $2,648,865              $2,571,000
                                                           ==========              ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------




         Information regarding impaired loans is as follows for the nine months ended September 30.

                                                                     1996                     1995
                                                             ------------             ------------
Average investment in impaired loans                           $1,984,408               $3,232,167

Interest income recognized on impaired loans
including interest income recognized on cash
basis                                                            $102,421                 $225,644

Interest income recognized on impaired loans
on cash basis                                                      $2,338                  $13,115


Information regarding impaired loans at September 30, 1996 and December 31, 1995 is as follows:

                                                                  9/30/96                 12/31/95
                                                             ------------             ------------
Balance impaired loans                                         $1,558,000               $2,338,000

Less portion for which no allowance for loan
losses is allocated                                                    $0               $1,205,000

Portion of impaired loan balance for which an
allowance for credit losses is allocated                       $1,558,000               $1,133,000

Portion of allowance for loan losses allocated to
the impaired loan balance                                        $389,000                 $268,000


(5) Commitments, Contingencies and Off-balance Sheet Risk

The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of September 30, 1996 and December 31, 1996.

Commitments to extend credit and letters of credit approximated the following amounts at September 30, 1996 and December 31, 1995.

                                                                     Contract Amount
                                                                     ---------------

                                                         September 30, 1996       December 31, 1995
                                                         ------------------       -----------------
Commitment to extend credit:

     Lines of credit and construction loans                    $13,637,000              $11,164,000
     Credit cards                                                4,239,000                3,583,000
Letters of credit                                                  552,000                  377,000
                                                      --------------------       ------------------
                                                               $18,428,000              $15,124,000


Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 1996 and December 31, 1995 approximated $1,673,000 and $1,700,000 respectively.

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

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------


Introduction
------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 1996, compared to December 31, 1995 and the consolidated results of operations for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities which would have such effect if implemented.

Financial Condition
-------------------

Total assets of the Corporation at September 30, 1996 totalled $302,722,747 compared to $304,061,901 at December 31, 1995. This was an decrease of $1,339,154 or 0.4 percent. Within the structure of the assets, total investment and mortgage-backed securities have decreased $3,744,771 since December 31, 1995, and net loans have increased $4,335,934 since December 31, 1995.

At September 30, 1996, $59,342,986 or 83.9 percent of the investment portfolio was classified as available-for-sale. The remainder, $11,359,219 or 16.1 percent, was classified as held-to-maturity. The investment and mortgage-backed securities decrease of 5.0 percent from December 31, 1995 is a result of maturities of securities.

Net loans at September 30, 1996 increased 2.2 percent from year end 1995. At September 30, 1996, the loan to deposit ratio was 82.9 percent compared to 79.3 percent at December 31, 1995. This is reflective of the lack of deposit growth in the market along with increased loan demand in the third quarter of 1996.

At September 30, 1996, the allowance for loan losses as a percent of total loans was 1.32 percent compared to 1.33 percent at December 31, 1995. For the nine months of operations of 1996, $238,500 was placed into the allowance from earnings compared to $239,000 for the same period of 1995. Net charge offs for the first nine months of 1996 were $192,000 compared to $58,000 for the same period of 1995. Impaired loans at September 30, 1996 totalled $1,558,000 or 0.79 percent of the loan portfolio compared to $2,338,000 or 1.2 percent of the loan portfolio at December 31, 1995.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------


Total deposits at September 30, 1996 decreased $3,840,283 from year end 1995. Non-interest bearing deposits, representing demand deposit balances, decreased $7,815,865 from year end 1995. Interest bearing deposits, including savings and time deposits, increased $3,975,582 from year end 1995. Within the structure of interest bearing deposits there continues to be a shift from lower cost savings deposits to higher cost time certificates. The year to date 1996 average balance of savings deposits has decreased $5,262,000 compared to the average balance of the same period for 1995. The current average rate of these deposits is 2.8 percent. The year to date 1996 average balance of time certificates has increased $2,842,000 compared to the average balance for the same period for 1995. The current average rate on these deposits is 5.2 percent.

Other borrowed funds have increased $1,771,191 from December 31, 1995 to September 30, 1996. Federal Home Loan Bank borrowings have decreased $832,716 as a result of scheduled paydowns. Securities sold under agreements to repurchase have increased $1,065,749 and U.S. Treasury Tax Demand Notes have increased $1,538,158.

Shareholders' equity at September 30, 1996 was $35,238,781 which was 11.6 percent of total assets. Shareholders' equity at December 31, 1995 was $33,806,791 which was 11.1 percent of total assets. The increase in shareholders' equity was represented by earnings of $3,005,391 less dividends of $1,167,200 and less the change in the unrealized gain on securities available for sale of $406,201. Total outstanding shares for the period December 31, 1995 to May 7, 1996 were 762,876. On May 8, 1996, the corporation paid a 300 percent stock dividend, increasing the number of shares to 3,051,504. Additionally, at the Corporation's annual meeting on April 16, 1996, the articles of incorporation were amended to change the $20.00 par common stock to no par common stock and to increase the number of authorized shares from 5,000,000 to 10,000,000. The company paid cash dividends on February 1, 1996 at the rate of $.1250 per share, on May 1, 1996 at the rate of $.1275 per share, after adjusting for the 300 percent stock split, effected in the form of a stock dividend, on May 8, 1996. On August 1, 1996, the company paid a dividend at the rate of $.1300 per share. The outstanding shares on September 30, 1996 were 3,051,504.

Results of Operations
---------------------

Net earnings for the quarter ended September 30, 1996 were $1,010,600 or $.33 per common share compared to $982,299 or $.32 per common share for the same period in 1995. This was an increase of $28,301 or 2.9 percent. Net earnings for the nine month period ended September 30, 1996 were $3,005,391 or $.98 per common share compared to $2,740,464 or $.90 per common share for the same period in 1995. This was an increase of $264,917 or 9.7 percent.

Net interest income for the third quarter 1996 totalled $3,171,089 compared to $3,095,629 for the

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------


third quarter of 1995. This was an increase of $75,460 or 2.4 percent. Net interest income for the first nine months of 1996 totalled $9,302,077 compared to $9,191,577 for the first nine months of 1995. This was an increase of $110,500 or 1.2 percent. Total interest income for the first nine months of 1996 has increased $190,124 or 1.2 percent compared to the same period of 1995. The average rate on earning assets on a tax equivalent basis for the first nine months of 1996 was 8.1 percent compared to 8.0 percent for the same period of 1995. Total interest expense for the first nine months of 1996 has increased $79,334 or 1.2 percent compared to the same period of 1995. The net interest margin on a tax equivalent basis for the first nine months was 4.7 percent for both periods ended September 30, 1996 and 1995.

Noninterest income for the third quarter 1996 totalled $851,055 compared to $804,830 for the third quarter 1995. This was an increase of $46,225 or 5.7 percent and attributed to increases in revenue from the computer operations of $40,514 and increased service charges on deposit accounts of $5,742. Noninterest income for the first nine months of 1996 totalled $2,528,552 compared to $2,151,174 for the same period in 1995. This was an increase of $377,378 or 17.5 percent and attributed to increases in revenue from the computer operations of $264,643, increased service charge on deposit accounts of $35,422, increased investment security gain of $13,350 and increased other operating income of $63,963.

Noninterest expenses for the third quarter 1996 totalled $2,525,219 compared to $2,472,328 for the third quarter 1995. This was an increase of $52,891 or 2.1 percent. Noninterest expenses for the first nine months of 1996 totalled $7,429,154 compared to $7,421,031 for the first nine months of 1995. This was an increase of $8,123 or .1 percent. The largest monetary increase in noninterest expense is in employee benefits, which increased $137,614 or 3.6 percent for the first nine months of 1996 compared to the same period of 1995. The increase in employee benefits is due to increased health insurance of $61,467. FDIC premiums for the first nine months of 1996 have decreased $346,689 from the same period in 1995, reflecting the current premium structure for well capitalized institutions.

Federal Income Taxes
--------------------

The federal income tax expense for the third quarter 1996 totalled $396,825 compared to $362,832 for the third quarter 1995. This was an increase of $33,993 or 9.4 percent. The increase in the federal income taxes is a result of the increase in total earnings before taxes of $62,294 and a decrease in tax exempt earnings of $56,588. The federal income tax expense for the first nine months of 1996 totalled $1,157,584 compared to $942,256 for the first nine months of 1995. This

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------


was an increase of $215,328 or 22.9 percent. The increase in the federal income taxes is a result of the increase in total earnings before taxes of $480,255 and a decrease in tax exempt earnings of $148,625.

Capital Resources
-----------------

Shareholders equity totalled $35,238,781 at September 30, 1996 compared to $33,806,791 at December 31, 1995. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                 Corporation Ratios                    Regulatory

                                                          9/30/96                 12/31/95              Minimums
                                                          -------                 --------              --------

Tier I Risk Based Capital                                  21.76%                  19.87%                 4.00%
Total Risk Based Capital                                   23.01%                  21.13%                 8.00%
Leverage Ratio                                             10.90%                  10.25%              4.00-5.00%

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

Capital expenditures totalled $527,442 for the first nine months of 1996 compared to $598,704 for the same period of 1995.

Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first nine months of 1996 the Banks maintained a federal funds sold position that averaged $9,373,000. In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totalling $11,500,000 and the banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $9,842,763 at September 30, 1996. Finally, 83.9 percent of the Corporation's investment and mortgage-backed investment portfolio has been classified as available for sale which provides additional liquidity.

                                                                     Page17

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

         The summary of the voting of 762,876 common shares outstanding were as follows:

                                                         For             Against            Not Voted

Director Candidate
------------------

Mary Lee G. Close                                    570,126               1,520              191,230
Richard B. Fuller                                    569,860               1,786              191,230
George L. Mylander                                   569,850               1,796              191,230
Richard O. Wagner                                    570,126               1,520              191,230


Accounting Firm
---------------

Crowe, Chizek & Co.                                  571,546                   0              191,330


Common Share Change
-------------------

Change to No Par and                                 568,738               2,808              191,330
Increase Authorized Shares


ITEM 5.           OTHER INFORMATION

                  The Citizens Banking Company of Sandusky, Ohio, a subsidiary of First Citizens Banc Corp has entered into an Agreement of Purchase and Assumption, dated October 2, 1996, with EST National Bank of Elyria, Ohio. Citizens proposes to purchase, from EST National Bank , banking offices located at 4416 Milan Road, Sandusky, Ohio, 24 Main Street, Berlin Heights, Ohio, and an ATM located within the Sandusky Mall at 4314 Milan Road, Sandusky, Ohio. Citizens proposes to assume deposit liabilities of the above banking offices totalling approximately $18,000,000. These deposits are comprised of approximately $4,000,000 in the Sandusky banking office and approximately $14,000,000 in the Berlin Heights banking office.

                  From the cash proceeds of $18,000,000 the Citizens will purchase the assets represented by the real estate located at 4416 Milan Road, Sandusky, Ohio 44870 and 24 Main Street, Berlin Heights, Ohio 44814, respectively, the contents of the banking offices, and the stand-alone ATM located at 4314 Milan Road, Sandusky, Ohio 44870 for the sum of $956,000. From the cash proceeds Citizens will also pay to EST National Bank an amount equal to 10.25 percent of the aggregate sum of the deposits on the date of closing. This amount will equal approximately $1,845,000.

ITEM 6.           (A) EXHIBITS - Item No. 27         Financial Data Schedule.....................................20
                  (B) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ David A. Voight                                       November 13, 1996
David A. Voight                                           Date
President



/s/ James O. Miller                                       November 13, 1996
James O. Miller                                           Date
Senior Vice President