Form 10-K405
period 1996-12-31
FIRST CITIZENS BANC CORP /OH
filed 1997-03-21
CIK 944745

                            FIRST CITIZENS BANC CORP
                                 SANDUSKY, OHIO

                                 ANNUAL REPORT
                               December 31, 1996

                            FIRST CITIZENS BANC CORP

                                    CONTENTS
INSIDE

Message to Shareholders  ...................................................  1
Five Year Consolidated Financial Summary....................................  2
Form 10-K   ................................................................  3
     Index .................................................................  4

     PART I
     Item 1.  Business......................................................  5
     Item 2.  Properties.................................................... 23
     Item 3.  Legal Proceedings............................................. 23
     Item 4.  Submission of Matters to a Vote
                of Security Holders......................................... 23

     PART II
     Item 5.  Market for Registrant's Common
                Equity and Related Shareholder Matters...................... 24
     Item 6.  Selected Financial Data....................................... 25
     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 26
     Item 8.  Financial Statements and Supplementary Data
              Independent Auditors' Report.................................. 37
              Financial Statements.......................................... 38
              Notes to Consolidated Financial Statements ................... 42
     Item 9.  Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure...................... 63

     PART III
     Item 10. Directors and Executive Officers of the Registrant............ 64
     Item 11. Executive Compensation........................................ 66
     Item 12. Security Ownership of Certain Beneficial Owners
                and Management.............................................. 66
     Item 13. Certain Relationships and Related Transactions................ 66

     PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K......................................... 66

     Signatures  ........................................................... 68

First Citizens Banc Corp Directors and Officers............................. 69
Directors of Affiliated Companies........................................... 70
Officers of Affiliated Companies............................................ 72
First Citizens Banc Corp Shareholder Information............................ 74


                                                       FIRST CITIZENS BANC CORP
                                                       CASTALIA BANKING COMPANY
                                                       CITIZENS BANKING COMPANY
                                          R.A. REYNOLDS APPRAISAL SERVICE, INC.
                                                            SCC RESOURCES, INC.

-------------------------------------------------------------------------------
                              100 EAST WATER STREET, SANDUSKY, OHIO  44870-2514
                                                                 (419) 625-4121







Dear Shareholders:

     We are pleased to report earnings per share for 1996 of $1.30 versus $1.21 for 1995. This increase was attributable to maintaining our net interest margins, increases in non-interest income and reduced FDIC premiums. The significant increase in non-interest income is primarily a result of improved operations in our non-bank affiliates.

     In early 1997, we completed the acquisition of two branches from another institution. We will continue to pursue acquisition opportunities that will enhance the corporation. Our goal is to prudently increase our market area and at the same time take advantage of opportunities being created within our existing banking area. We are continually evaluating fee producing services, and hope to add a number of new sources of income on a third party basis much as we have done with LPL Financial Services. It makes sense to increase the financial services we provide to our very loyal customer base.

     As long as our earnings are strong and our capital base sufficient to support our operations, we intend to continue the increased dividend payout started in 1995. Our Board of Directors and employees will continue their efforts to see that First Citizens Banc Corp is a leader in financial services in the communities in which we do business, while at the same time rewarding you for your investment.

                                             Sincerely,



                                             David A. Voight
                                             President

                            FIRST CITIZENS BANC CORP


                    FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY


                                         1996        1995        1994        1993        1992
                                         ----        ----        ----        ----        ----
Earnings
     Net income (000)                 $  3,965    $  3,682    $  3,658    $  3,555    $  3,528
     Per Common Share:
         Earnings                     $   1.30    $   1.21    $   1.20    $   1.16    $   1.16
         Book value                   $  11.28    $  11.08    $  10.46    $   9.67    $   8.87
         Dividends paid               $   1.02    $   0.71    $   0.41    $   0.36    $   0.30

Balances
     Assets (millions)                $  302.8    $  304.0    $  303.0    $  288.7    $  278.3
     Deposits (millions)              $  240.5    $  242.3    $  244.1    $  245.5    $  243.1
     Net loans (millions)             $  202.5    $  193.3    $  183.6    $  158.4    $  146.8
     Shareholders equity (millions)   $   34.4    $   33.8    $   31.9    $   29.5    $   27.1

Performance ratios
     Return on average assets             1.32%       1.23%       1.22%       1.25%       1.28%
     Return on average equity            11.52%      11.34%      11.95%      12.53%      13.79%
     Equity capital ratio                11.37%      11.12%      10.53%      10.22%       9.72%
     Net loans to deposit ratio          84.20%      79.74%      75.22%      64.52%      60.39%
     Allowance for loan losses
       to total loans                     1.29%       1.33%       1.28%       1.30%       1.40%


Per share data has been adjusted for a 100% stock dividend paid in April 1993, and a 300% stock dividend paid in April 1996.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER 0 - 25980
                                               ---------

                            FIRST CITIZENS BANC CORP
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                   34-1558688
---------------------------------            ---------------------------------
 State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization                    Identification No.)

100 East Water Street, Sandusky, Ohio                    44870
-------------------------------------        ---------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (419) 625 - 4121
                                                   ----------------------------

      Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1997 was $64,670,260.

As of February 24, 1997, there were 3,051,504 shares of no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be dated approximately March 12, 1997, are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

This document, including exhibits, contains 74 pages. The Exhibit Index is on page 67.

                                      INDEX

PART I
Item 1.      Business.......................................................  5
Item 2.      Properties..................................................... 23
Item 3.      Legal Proceedings.............................................. 23
Item 4.      Submission of Matters to a Vote of Security Holders............ 23

PART II
Item 5.      Market for Registrant's Common Equity and
               Related Shareholder Matters.................................. 24
Item 6.      Selected Financial Data........................................ 25
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 26
Item 8.      Financial Statements and Supplementary Data
             Independent Auditor's Report................................... 37
             Financial Statements........................................... 38
             Notes to Consolidated Financial Statements..................... 42
Item 9.      Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.......................... 63

PART III
Item 10.     Directors and Executive Officers of the Registrant............. 64
Item 11.     Executive Compensation......................................... 66
Item 12.     Security Ownership of Certain Beneficial Owners and Management. 66
Item 13.     Certain Relationships and Related Transactions................. 66

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K .................................................... 66

Signatures   ............................................................... 68



                            FIRST CITIZENS BANC CORP

------------------------------------------------------------------------------


PART I

ITEM 1.  BUSINESS
-----------------
(a)  General Development of Business
     -------------------------------

     First Citizens Banc Corp (the "Corporation") was organized under the laws of the State of Ohio on February 19, 1987 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The principal office of the Corporation is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $ 302,777,619 at December 31, 1996.

     The Corporation, as the result of a merger and reorganization effective August 31, 1987, acquired all of the voting shares of THE CITIZENS BANKING COMPANY (Citizens), an Ohio chartered bank organized in 1898. In 1990, the Corporation acquired all of the issued and outstanding common stock of THE CASTALIA BANKING COMPANY (Castalia). Substantially, all of the Corporation's operations are conducted through Citizens and Castalia (the Banks). In addition, the Corporation has two other wholly-owned subsidiaries, SCC RESOURCES, INC. (SCC) and R.A. REYNOLDS APPRAISAL SERVICES, INC. (Reynolds). SCC provides data processing services for financial institutions, including the Banks, and other nonrelated entities. Reynolds provides real estate appraisal services to the Banks, other financial institutions and other nonrelated entities.

     THE CITIZENS BANKING COMPANY opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates two branch banking offices in Perkins Township (Sandusky, Ohio). This subsidiary accounts for approximately 82% of the Corporation's consolidated assets at December 31, 1996.

     THE CASTALIA BANKING COMPANY was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. This subsidiary accounts for approximately 17% of the Corporation's consolidated assets at December 31, 1996.

     SCC RESOURCES, INC. was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides data processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. This subsidiary accounts for less than one percent of the Corporation's assets.

     R.A. REYNOLDS APPRAISAL SERVICES, INC., owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. This subsidiary accounts for less than one percent of the Corporation's assets.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Corporation is a bank holding company. Through its two subsidiary banks the Corporation is primarily engaged in the business of commercial banking which accounts for substantially all of its revenue, operating income and assets.

(c)  Narrative Description of Business
     ---------------------------------

     General
     -------

     The Corporation's primary business is incidental to its two subsidiary banks. The Banks, located in Erie County, conduct a general banking business which involves the collection of customer deposits, making loans and purchasing securities. Neither subsidiary bank has a trust department.

     The business activities in the Erie County market area represented by the subsidiaries of the Corporation is fairly mixed. The goods-producing sector represents 29% of the total 45,615 jobs and 46% of the payroll earnings. The goods-producing sector is represented by a General Motors Corporation spindle bearing manufacturing facility and a Ford Motor Company lamp assembly facility. Increased use of the market area for recreational purposes has resulted in a 36% growth for the service sector jobs from 1983 to 1993. Activities in the service sector center on the Cedar Point Amusement park, smaller recreational and amusement business and the supporting business of hotels, motels and fast food establishments.

     Interest and fees on loans accounted for 68.0% of total revenue for 1996 and 68.1% of total revenue for 1995. The primary focus of lending are real estate mortgages. Real estate mortgages comprised 64.1% of the total loan portfolio in 1996 and 61.7% of the total loan portfolio in 1995.

     On a parent company only basis, the Corporation's only source of funds is receipt of dividends paid by its subsidiaries, principally the Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the Banks and at the same time provide funds to the Corporation for shareholder dividends. The Corporation has no debt service obligations.

     The Corporation's business is not seasonal, nor is it dependent upon a single or small group of customers.

     Competition
     -----------

     The primary market area for Citizens and Castalia is Erie County. A secondary market includes portions of Huron and Ottawa counties. Citizens and Castalia are operated as independent commercial banks in their market area. Traditional financial service competition for the Banks consists of large regional financial institutions, two thrifts and two credit unions. A growing nontraditional source of competition for deposit dollars comes from brokerage companies, insurance companies and direct mutual funds.

     Employees
     ---------

     The Corporation has no employees. The subsidiary companies employ approximately 183 full-time equivalent employees to whom a variety of benefits are provided. Management considers its relationship with its employees to be good.

     Supervision and Regulation
     --------------------------

     The Corporation, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Corporation and the Banks may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Corporation or the Banks is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. The Federal Reserve Board is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their nonbank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

     The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank, if, after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of affected communities. Acquisitions relating to banks in other states are prohibited unless authorized by the laws of the other state in question. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself.

     In January 1989, the Federal Reserve Board issued final risk-based capital guidelines for purposes of evaluating the adequacy of capital of bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. The risk-based capital ratios of the Corporation and the Banks at December 31, 1996 were above the minimum requirements.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains provisions that directly affect thrifts, banks, thrift holding companies and bank holding companies. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation ("FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Bank Holding Company Act of 1956 to permit bank holding companies to acquire thrift institutions; prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thrift institutions and the in-state preference for acquisitions of failing thrifts. Finally, FIRREA increased the authority of bank regulators.

     Certain components of the Deposit Insurance Funds Act of 1996 will have an affect on the FDIC assessment for the Banks. The 1996 billing for the Banks based on their risk grade was $3,000. For 1997, a new invoicing called Financing Corporation Quarterly Payment Computation (FICO) will take effect. The FICO rate is not tied to the FDIC risk classifications of the Banks. The estimated FICO payment for 1997 will be $31,000.

     Additional Regulation
     ---------------------

     In addition to regulation of the Corporation, the Corporation's Banks are subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Banks are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

     Restrictions on Transactions with Affiliates
     --------------------------------------------

     Each of the Banks is subject to Sections 23A and 23B of the Federal Reserve Act, which impose certain restrictions on loans and extensions of credit by a bank to its affiliates, on investments by a bank in the stock or securities of its affiliates, on acceptance of such stock or securities as collateral for loans by the bank to any borrower and on leases and service and other contracts between a bank and its affiliates. For purposes of Sections 23A and 23B of the Federal Reserve Act, the affiliates of a bank include its holding company and all other companies (including other banks) controlled by the holding company. Transactions between banks that are at least 80% owned by the same holding company (such as the Corporation's subsidiary Banks) are exempt from certain restrictions of Sections 23A and 23B of the Federal Reserve Act under the so-called "sister bank" exemption.

     Interstate Banking and Community Development Legislation
     --------------------------------------------------------

     In September 1994, legislation was enacted that was expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate expansion and consolidation of banking operations by (i) permitting adequately capitalized and managed bank holding companies, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date; (iii) permitting banks to establish new branches on an interstate basis provided such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so; and (v) permitting, beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation is to permit the Corporation to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Ohio. Overall, this legislation is likely to have the effect of increasing competition and promoting geographic diversification in the banking industry.

     The Riegle Community Development and Regulatory Improvement Act of 1994, also enacted in September 1994, is intended to (i) increase the flow of loans to businesses in distressed communities by providing incentives to lenders to provide credit within those communities; (ii) remove impediments to the securitization of small business loans; (iii) provide for a reduction in paperwork and to streamline bank regulation through, for example, the coordination of examinations in a bank holding company context, a reduction in the number of currency transaction reports required, improvements to the National Flood Insurance Program that include enabling lenders to force place flood insurance; and (iv) increase the level of consumer protection provided to customers in banking transactions. The Corporation believes that these provisions of the new law will not have a material effect on its operations.

     The Banks, as Ohio chartered banks, are supervised by the State of Ohio Division of Financial Institutions. The Banks are also members of the Federal Reserve System and are subject to its supervision. As such, the Banks are subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the Banks and not for their shareholders.

     Effects of Government Monetary Policy
     -------------------------------------

     The earnings of the Banks are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Banks, and are expected to continue to do so in the future.

(d) Financial Information About Foreign and Domestic Operations and Export
    ----------------------------------------------------------------------
    Sales
    -----

     The Corporation and its subsidiaries do not have any offices located in a foreign country, nor do they have any foreign assets, liabilities, or related income and expense for the years presented.

(e)  Statistical Information
     -----------------------

     Pages 11 through 22 present various statistical disclosures required for bank holding companies.

          Distribution of Assets, Liabilities and Shareholders' Equity,
                    Interest Rates and Interest Differential
                    ----------------------------------------

The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, the distribution of assets, liabilities and shareholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                         1996                          1995                         1994
                              ---------------------------- ----------------------------- ---------------------------
                               Average              Yield/   Average             Yield/     Average            Yield/
         Assets                balance   Interest   rate     balance    Interest  rate      balance   Interest  rate
         ------                -------   --------   ----     -------    --------  ----      -------   --------  ----
                                                           (In thousands of dollars)
Interest-earning assets:
  Loans (1)(2)(3)            $ 197,795   $17,144    8.67% $ 191,030   $ 16,618     8.70% $ 177,110   $ 14,426   8.15%
  Taxable securities(6)         46,007     2,721    5.90     50,317      2,839     5.64     62,122      3,407   5.48
  Nontaxable securities(5)(6)   25,676     1,431    5.66     27,885      1,630     5.85     31,514      1,851   5.87
  Federal funds sold             9,575       508    5.31      9,827        575     5.85      8,488        342   4.03
  Interest-bearing
    deposits in other
    banks                           82         4    4.88         55          3     5.45         68          5   7.35
                             ---------   -------          ---------   --------           ---------   --------
    Total interest-
      earning assets           279,135    21,808    7.82%   279,114     21,665     7.76%   279,302     20,031   7.17%
                                         -------                      --------                       --------

Noninterest-earning assets:
  Cash and due from
    banks                       11,509                       10,701                         10,456
  Office premises and
    equipment, net               6,345                        6,289                          6,269
  Accrued interest
    receivable                   1,908                        2,280                          3,239
  Goodwill                       1,787                        1,988                          2,190
  Other assets                   2,026                        1,514                          1,153
  Less allowance for
    possible loan losses        (2,638)                      (2,507)                        (2,207)
                             ---------                    ---------                      ---------
    Total                    $ 300,072                    $ 299,379                      $ 300,402
                             =========                    =========                      =========

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities:
  Savings, NOW and
    Money Market
    deposit accounts         $ 119,449     3,145    2.63% $ 122,798      3,253     2.65% $ 132,681      3,402   2.56%
  Time deposits                 92,434     4,802    5.20     90,455      4,610     5.10     83,425      3,339   4.00
  Federal Home Loan
    Bank borrowings             16,279       932    5.73     17,361        993     5.72     16,561        948   5.72
  Securities sold under
    repurchase agreements        8,207       335    4.08      6,800        336     4.94      6,638        222   3.34
  U.S. Treasury demand
    notes payable                  746        37    4.96        963         54     5.61      1,098         38   3.46
                             ---------   -------          ---------   --------           ---------   --------
    Total interest-
      bearing liabilities      237,115     9,251    3.90%   238,377      9,246     3.88%   240,403      7,949   3.31%
                             ---------   -------          ---------   --------           ---------   --------

Noninterest-bearing liabilities:
  Demand deposits               25,900                       26,264                         25,298
  Other liabilities              2,627                        2,255                          4,098
                             ---------                    ---------                      ---------
                                28,527                       28,519                         29,396
Shareholders' equity            34,430                       32,483                         30,603
                             ---------                    ---------                      ---------
    Total                    $ 300,072                    $ 299,379                      $ 300,402
                             =========                    =========                      =========
Net interest income                      $12,557                      $ 12,419                       $ 12,082
                                         =======                      ========                       ========
Net yield on interest-
  earning assets                                   4.47%                         4.45%                         4.33%
                                                   ====                          ====                          ====

(1)  For purposes of these computations, the daily average loan amounts outstanding are net of unearned income.
(2)  Included in loan interest income are loan fees of $734,109 in 1996, $681,038 in 1995 and $700,417 in 1994.
(3)  Nonaccrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4)  Interest-earning assets and interest-bearing liabilities are presented on a daily average basis.  Other amounts are based on month-end averages.
(5)  Interest income is reported on a historical basis without tax-equivalent adjustment.
(6)  Average balance is computed using the carrying value of securities.  The average yield has been computed using the historical amortized cost average balance for available for sale securities.


                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate
              ----------------------------------------------------


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                              1996 compared to 1995                    1995 compared to 1994
                                               Increase (decrease)                      Increase (decrease)
                                                  due to (1)                                due to (1)
                                   ------------------------ -------------    ------------------------

                                       Volume        Rate            Net        Volume         Rate           Net
                                       ------        ----            ---        ------         ----           ---
                                                                 (in thousands of dollars)
Interest income:
     Loans                         $     586    $      (60)   $      526    $    1,176    $    1,016     $    2,192
     Taxable securities                 (228)          110          (118)         (664)           96           (568)
     Nontaxable securities              (147)          (52)         (199)         (212)           (9)          (221)
     Federal funds sold                  (14)          (53)          (67)           60           173            233
     Interest-bearing
       deposits in other
       banks                               1                           1            (1)           (1)            (2)
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           earning assets          $     198    $      (55)   $      143    $      359    $    1,275     $    1,634
                                   =========    ==========    ==========    ==========    ==========     ==========

Interest expense:
     Savings, NOW and
       Money Market
       deposit accounts            $     (88)   $      (20)   $     (108)   $     (259)   $      110     $     (149)
     Time deposits                       101            91           192           298           973          1,271
     Federal Home Loan
       Bank borrowings                   (62)            1           (61)           46            (1)            45
     Securities sold under
       repurchase agreements              63           (64)           (1)            6           108            114
     U.S. Treasury demand
       notes payable                     (11)           (6)          (17)           (5)           21             16
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           bearing liabilities     $       3    $        2    $        5    $       86    $    1,211     $    1,297
                                   =========    ==========    ==========    ==========    ==========     ==========

         Net interest income       $     195    $      (57)   $      138    $      273    $       64     $      337
                                   =========    ==========    ==========    ==========    ==========     ==========


(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                              Investment Portfolio
                              --------------------

The following table sets forth the carrying amount of securities at December 31, 1996, 1995 and 1994.

                                                                    December 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
                                                             (in thousands of dollars)
AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies               $36,904   $37,138
Obligations of states and political subdivisions (1)          18,456    17,198
Other securities, including mortgage-backed securities         3,611     3,375   $   286
                                                             -------   -------   -------

     Total                                                   $58,971   $57,711   $   286
                                                             =======   =======   =======


                                                                    December 31,
                                                               --------------------------
                                                                1996      1995      1994
                                                                ----      ----      ----
                                                                (in thousands of dollars)
HELD TO MATURITY

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                  $ 1,000   $ 1,500   $42,979
Obligations of states and political subdivisions (1)           6,329    10,380    29,033
Other securities, including mortgage-backed securities         2,461     4,856    10,497
                                                             -------   -------   -------

     Total                                                   $ 9,790   $16,736   $82,509
                                                             =======   =======   =======

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 1996 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.


                                                                   Maturing
                             -------------------------------------------------------------------------------------
                                                         After one             After five
                                   Within               but within             but within               After
                                  one year              five years              ten years             ten years
                                  --------              ----------              ---------             ---------
                               Amount     Yield       Amount     Yield      Amount      Yield     Amount      Yield
                               ------     -----       ------     -----      ------      -----     ------      -----
AVAILABLE FOR SALE (4)

U.S. Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                 $   15,037     6.93%   $   21,867     5.40%
Obligations of states
  and political
  subdivisions (1)                 80     6.87         7,563     5.82    $   9,410     4.93%   $   1,403      5.09%
Other securities (2)

    Total                  $   15,117     6.93%   $   29,430     5.51%   $   9,410     4.93%   $   1,403      5.09%
                           ==========   ======    ==========   ======    =========   ======    =========   =======



                                                                   Maturing
                             -------------------------------------------------------------------------------------
                                                          After one                After five
                                    Within               but within                but within             After
                                   one year              five years                 ten years           ten years
                                   --------              ----------                 ---------           ---------
                               Amount     Yield       Amount     Yield      Amount      Yield     Amount      Yield
                               ------     -----       ------     -----      ------      -----     ------      -----

HELD TO MATURITY
U.S. Treasury securities
  and obligations of U.S.
  Government
  corporations and
  agencies                                        $    1,000     8.03%
Obligations of states
  and political
  subdivisions (1)         $    2,563     6.05%        3,766     6.32%
                           ----------     ----         -----     ----
Other securities (3)

    Total                  $    2,563     6.05%   $    4,766     6.68%
                           ==========   ======    ==========   ======


(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $49,000 of mortgage-backed securities; and $2,949,000 of Federal Home Loan Bank stock, $588,000 of Federal Reserve stock, and $25,000 of Independent State Bank of Ohio stock which have no stated maturity.

(3)  Excludes $2,461,000 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                 Loan Portfolio
                                 --------------


Types of Loans
--------------

The amounts of gross loans outstanding at December 31, 1996, 1995, 1994, 1993 and 1992 are shown in the following table according to types of loans:

                                                                          December 31,
                             ---------------------------------------------------------------------------
                                   1996           1995           1994            1993           1992
                                   ----           ----           ----            ----           ----
                                                           (in thousands of dollars)
Commercial and agricultural  $     42,038   $      45,024   $     45,229   $     43,129    $     39,918
Real estate-mortgage              131,492         120,783        114,952         93,452          83,492
Real estate-construction            2,080           1,130             40             47              55
Consumer                           29,232          28,984         25,609         23,257          24,952
Credit card and other               1,450           1,117          1,327          1,725           1,531
                             ------------   -------------   ------------   ------------    ------------

                             $    206,292   $     197,038   $    187,157   $    161,610    $    149,948
                             ============   =============   ============   ============    ============

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. These loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% as in the case of certain stocks, to 90% in the case of collateralizing with a savings or time deposit account. Unsecured credit relies on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

Real estate-mortgage loans are made predicated upon security interest in real property and secured wholly or substantially by that lien on real property. Real estate mortgage loans are primarily loans secured by 1- to 4-family real estate. At year end 1996, loans secured by 1- to 4-family real estate represented 83% of total real estate mortgages (83% in 1995 and 86% in 1994). The balance of the loans are mostly for commercial purposes, secured by real estate. Real estate-mortgage loans are secured with a maximum loan to appraisal value of 80% and generally pose less risk to the Banks.

Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by 1- to 4-family real estate. Disbursements are controlled by the Banks.

Consumer loans are made to individuals for household, family and other personal expenditures. These include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose a relatively higher credit risk. This higher risk is moderated by the use of certain loan value limits on secured credits and aggressive collection efforts. The collectibility of consumer loans is influenced by local and national economic conditions.

Credit card loans are made as a convenience to existing customers of the Banks. All are made on an unsecured basis, lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Banks.

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the Corporation's consolidated financial statements. As of December 31, 1996 and 1995, respectively, the Banks were contingently liable for $62,000 and $377,000 of letters of credit. In addition, the Banks had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1996 and 1995, respectively, the Banks had commitments to extend credit in the aggregate amounts of approximately $18,316,000 and $14,747,000. Of these amounts, $14,081,000 and $11,164,000, respectively, represented lines of credit and construction loans, and $4,235,000 and $3,583,000, respectively, represented credit card commitments. Such amounts represent the portion of total commitments which had not been used by customers as of December 31, 1996 and 1995.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the amount of commercial and agricultural loans outstanding as of December 31, 1996 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                    Maturing
                                       -----------------------------------------------------------------
                                                         After one
                                         Within          but within             After
                                        one year         five years          five years         Total
                                        --------         ----------          ----------         -----
                                                           (in thousands of dollars)
Commercial and agricultural           $     17,467     $      11,646     $     12,925      $     42,038
                                      ============     =============     ============      ============

                                                                                    Interest
                                                                                   Sensitivity
                                                                         ------------------------------
                                                                                Fixed         Variable
                                                                                rate            rate
                                                                                ----          --------
                                                                              (in thousands of dollars)

Due after one but within five years                                      $      4,199      $      7,447
Due after five years                                                            2,904            10,021
                                                                         ------------      ------------

                                                                         $      7,103      $     17,468
                                                                         ============      ============

                                       16

The preceding maturity information is based on contract terms at December 31, 1996 and does not include any possible "rollover" at maturity date. In the normal course of business, the Banks consider and act upon the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
-------------

The following table presents information concerning the amount of loans at December 31, 1996, 1995, 1994, 1993 and 1992 which contain certain risk elements:

                                                                                December 31,
                                                           ---------------------------------------------------
                                                             1996        1995       1994       1993       1992
                                                             ----        ----       ----       ----       ----
                                                                        (in thousands of dollars)
Loans accounted for on a nonaccrual basis (1)            $    468   $   1,331   $   1,155  $     832  $   1,291

Loans contractually past due ninety days or
  more as to principal or interest payments (2)               501         907         401        691        274

Loans whose terms have been renegotiated to provide
 a reduction or deferral of interest or principal
 because of a deterioration in the financial position of
 the borrower (3)                                        --------   ---------   ---------  ---------  ---------


     Total                                               $    969   $   2,238   $   1,556  $   1,523  $   1,565
                                                         ========   =========   =========  =========  =========

Impaired loans, includes $468 and $1,034
 on nonaccrual basis and $501 and $186
 contractually past due 90 days or more
 at December 31, 1996 and 1995, respectively.            $  1,982   $   2,338
                                                         ========   =========

Commercial loans totaled approximately 49% of the total nonperforming loans at December 31, 1996 and approximately 35% of the total of nonperforming loans at December 31, 1995. Real estate loans totaled approximately 42% and 61% of nonperforming loans at December 31, 1996 and 1995, respectively. The commercial loans are generally secured by commercial real estate and the personal guarantee of the principals involved. Annual net charge-offs of commercial loans have been less than $55,000 per year for the years 1992 - 1996. Real estate loans generally have a loan to appraisal ratio of 80% or lower. Foreclosure proceedings are begun when other collection efforts are unsuccessful. Net charge-offs (recoveries) on real estate loans were $30,000 in 1996, $(4,000) in 1995, $37,000 in 1994, $163,000 in 1993 and $39,000 in 1992.

There are no loans as of December 31, 1996, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

No concentrations of loans exceeded 10% of total loans.

(1) Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and real estate loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged off prior to reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable. The amount of additional interest income that would have been recorded had all nonaccrual loans been current in accordance with their terms is shown below:

                                                  1994        1993       1992
                                                  ----        ----       ----

Interest income, full accrual                   $ 86,000    $ 75,000    $151,000
Actual interest income, cash basis                39,000      13,000      51,000
                                                --------    --------    --------

     Interest not reported                      $ 47,000    $ 62,000    $100,000
                                                ========    ========    ========

                                                  1996        1995
                                                  ----        ----
Interest income on impaired loans,
  including interest income recognized
  on a cash basis                               $139,405    $225,350
                                                ========    ========
Interest income on impaired loans
  recognized on a cash basis                    $139,045    $225,350
                                                ========    ========

(2)  Excludes loans accounted for on a nonaccrual basis.
(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

                         Summary of Loan Loss Experience
                         -------------------------------

Analysis of the Allowance for Possible Loan Losses
--------------------------------------------------

The following table shows the daily average loan balances for 1996, 1995, 1994, 1993 and 1992 and changes in the allowance for possible loan losses for such years:

                                                                Year ended December 31,
                                        ---------------------------------------------------------------------------
                                             1996           1995         1994              1993           1992
                                             ----           ----         ----              ----           ----
                                                                    (in thousands of dollars)
Daily average amount of loans,
  net of unearned income                $    197,795  $     191,030   $     177,110  $     153,505   $      146,409
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses at beginning of year           $      2,602  $       2,390   $       2,083  $       2,080   $        1,955
                                        ------------  -------------   -------------  -------------   --------------

Loan charge-offs:
   Commercial and agricultural                    34             94                              5               23
   Real estate-mortgage                           32             24              43            167               55
   Real estate-construction
   Consumer                                      328            174             150            185              178
   Credit card and other                          51             42              27             41               35
                                        ------------  -------------   -------------  -------------   --------------
                                                 445            334             220            398              291
                                        ------------  -------------   -------------  -------------   --------------

Recoveries of loans previously charged off:
   Commercial and agricultural                    32             41              87              5                4
   Real estate-mortgage                            2             28               6              4               16
   Real estate-construction
   Consumer                                       71             73              95             63               70
   Credit card and other                          12             27              16            100                5
                                        ------------  -------------   -------------  -------------   --------------
                                                 117            169             204            172               95
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (2)                             (328)          (165)            (16)          (226)            (196)
                                        ------------  -------------   -------------  -------------   --------------

Additions to allowance charged
  to expense (1)                                 368            377             323            229              321
                                        ------------  -------------   -------------  -------------   --------------

Allowance for possible loan
  losses at end of year                 $      2,642  $       2,602   $       2,390  $       2,083   $        2,080
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses as a percent of loans
  at year-end                                   1.29%          1.33%           1.28%          1.30%           1.40%
                                            ========        =======        ========       ========         =======

Ratio of net charge-offs during
  the year to average loans
  outstanding                                    .17%           .09%            .01%           .15%            .13%
                                            ========        =======        ========       ========         =======

(1) The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as management believes require current recognition in estimating possible loan losses.

(2) The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. Net charge-offs increased $163,000 in 1996 primarily due to an increase in the write-off of consumer loans.

Allocation of Allowance for Possible Loan Losses
------------------------------------------------

The following table allocates the allowance for possible loan losses at December 31, 1996, 1995, 1994, 1993 and 1992 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:

                                     December 31, 1996                December 31, 1995
                                     -----------------                -----------------
                                                Percentage                      Percentage
                                      (1)       of loans to           (1)       of loans to
                                   Allowance    total loans        Allowance    total loans
                                   ---------    -----------        ---------    -----------
Commercial and agricultural           $   691         20.4%         $   703         22.9%
Real estate - mortgage                    146         63.7              418         61.3
Real estate - construction                             1.0                            .6
Consumer                                  222         14.2              308         14.7
Credit card and other                      11           .7               11           .5
Unallocated                             1,572                         1,162
                                      -------     --------          -------      -------

                                      $ 2,642        100.0%         $ 2,602        100.0%
                                      =======     ========          =======      =======



                                     December 31, 1994              December 31, 1993
                                     -----------------              -----------------
                                               Percentage                       Percentage
                                      (1)      of loans to            (1)       of loans to
                                   Allowance   total loans         Allowance    total loans
                                   ---------    -----------        ---------    -----------
Commercial and agricultural           $   408         24.2%         $   341         26.7%
Real estate - mortgage                    315         61.4              336         57.8
Real estate - construction
Consumer                                  285         13.7              248         14.4
Credit card and other                      67           .7               58          1.1
Unallocated                             1,315                         1,100
                                      -------     --------          -------      -------

                                      $ 2,390        100.0%         $ 2,083        100.0%
                                      =======     ========          =======      =======




                                                  December 31, 1992
                                                  -----------------
                                                             Percentage
                                                  (1)       of loans to
                                               Allowance    total loans
                                               ---------    -----------
Commercial and agricultural                   $       229         26.6%
Real estate - mortgage                                485         55.7
Real estate - construction
Consumer                                              248         16.6
Credit card and other                                  58          1.1
Unallocated                                         1,060
                                              -----------     ---------

                                              $     2,080        100.0%
                                              ===========     ========

(1)  In thousands of dollars.

The adequacy of the allowance for possible loan losses is determined based on an analysis of specific credits which are generally selected based on size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions and other relevant factors. While the allocation of the allowance has been based on the results of specific credits analysis and historical charge-off experience, the allowance is available to absorb losses from any segment of the portfolio. The increase in the allowance and the unallocated portion since 1992 resulted from average total loans increasing from $146,409,000 in 1992 to $197,795,000 in 1996 (a 35% increase). While the expectation of net loan charge-offs in 1997 as a dollar amount or as a percent of average outstanding loans is no greater than that experienced in the past, management believes the level of unallocated allowance provides for the changes in the loan portfolio, including higher risks, experienced over the past five years, unforeseen changes in the economy and circumstances of borrowers that cannot be predicted but may have an impact in their ability to meet the term of their loan obligations.

Deposits
--------

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1996, 1995 and 1994 in the following table:

                                      1996                        1995                        1994
                             -----------------------    ------------------------    -------------------------
                                Average     Average        Average       Average        Average      Average
                                balance    rate paid       balance      rate paid       balance     rate paid
                                -------    ---------       -------      ---------       -------     ---------
                                                      (in thousands of dollars)
Noninterest-bearing
  demand deposits          $     25,900        N/A     $     26,264         N/A    $     25,298         N/A
Interest-bearing demand
  deposits                       26,311       2.02%          24,584        2.07%         25,991        2.13%
Savings, including Money
  Market deposit accounts        93,138       2.81           98,214        2.79         106,690        2.67
Time deposits                    92,434       5.20           90,455        5.10          83,425        4.00
                           ------------                ------------                ------------

                           $    237,783                $    239,517                $    241,404
                           ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 1996 are summarized as follows (in thousands of dollars):

                                          Individual
                           Certificates   Retirement
                           of Deposits     Accounts      Total
                           ------------   ----------     -----
3 months or less             $ 5,206                    $ 5,206
Over 3 through 6 months        4,539        $   163       4,702
Over 6 through 12 months       1,773            274       2,047
Over 12 months                 1,780            364       2,144
                             -------        -------     -------

                             $13,298        $   801     $14,099
                             =======        =======     =======

Short-term Borrowings
---------------------

There were no short-term borrowings outstanding for 1996, 1995 or 1994 for which the average balance exceeded thirty percent of shareholders' equity at the end of any year.

Return on Equity and Assets
---------------------------

The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, are as follows:

                                                             December 31,
                                                         1996     1995   1994
                                                         ----     ----   ----
Percentage of net income to:

     Average total assets                                 1.32%   1.23%   1.22%
     Average shareholders' equity                        11.52   11.34   11.95

Percentage of dividends declared per common share
  to net income per common share                         78.46   59.01   34.38

Percentage of average shareholders' equity to average
  total assets                                           11.47   10.85   10.19


ITEM 2.  PROPERTIES
-------------------

The Corporation neither owns nor leases any properties. The Citizens Banking Company maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of the Corporation. Citizens also owns and operates two branch banking offices in Perkins Township (Sandusky, Ohio). The Castalia Banking Company owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC Resources, Inc. owns its processing center located at 1845 Superior Street, Sandusky, Ohio; leases offices in downtown Sandusky, Ohio and leases a storefront for its retail operations in Perkins Township (Sandusky, Ohio). R.A. Reynolds Appraisal Services, Inc. leases offices in downtown Sandusky, Ohio.

Citizens entered into an Agreement of Purchase and Assumption dated October 3, 1996, with EST National Bank of Elyria, Ohio. Citizens proposed to purchase, from EST National Bank, banking offices located at 4416 Milan Road, Sandusky, Ohio, 24 Main Street, Berlin Heights, Ohio and an ATM located within the Sandusky Mall at 4314 Milan Road, Sandusky, Ohio.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiaries faces potential loss or exposure which will materially affect the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Corporation has no established public trading market for its common stock. On March 21, 1994, shareholders of the Corporation were notified that the brokerage firms of Kemper Securities, Merrill Lynch, McDonald & Company and The Ohio Company would handle the sale and purchase of the Corporation's stock. However, such firms are not "market makers" of such stock since they do not purchase and hold for investment purposes any such shares.
Information is the range of sale prices as reported by the brokerage firms.

                                                            1996
                                                            ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------

             $19.88 to $20.25            $20.25 to $22.25           $22.81 to $26.38            $26.63 to $28.63

                                                            1995
                                                            ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------

             $18.25 to $18.75            $18.81 to $19.31           $19.06 to $19.56            $19.69 to $20.00

The Corporation has no outstanding options or warrants to purchase shares of its common stock or securities convertible into shares of common stock.

The number of holders of record of the Corporation's common stock at December 31, 1996 was 535.

Dividends per share declared by the Corporation on the common stock during the years of 1996 and 1995 were as follows as retroactively restated for the effect of the 4 for 1 stock split paid in the form of a 300% stock dividend approved April 16, 1996.

                   Month                    1996                1995
                                            ----                ----
                  January                                    $   .22
                  February             $    .12
                  May                       .13
                  July                                           .49
                  August                    .13
                  November                  .64
                                       --------

                                       $   1.02              $   .71
                                       ========              =======


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Five-Year Selected Consolidated Financial Data
----------------------------------------------

The following table sets forth certain selected consolidated financial information of First Citizens Banc Corp and subsidiaries, and is qualified in its entirety by reference to the detailed information and financial statements of the Corporation included in Item 8 hereof.

                                                                  Year ended December 31,
                                        ---------------------------------------------------------------------------
                                              1996           1995           1994            1993           1992
                                              ----           ----           ----            ----           ----
                                            (in thousands of dollars, except shares, per share data and ratios)
Statements of earnings:
   Total interest income                 $     21,808   $      21,665   $     20,031   $     19,418    $     20,736

   Total interest expense                       9,251           9,246          7,949          7,905          10,184
                                         ------------   -------------   ------------   ------------    ------------

     Net interest income                       12,557          12,419         12,082         11,513          10,552

   Provision for loan losses                      368             377            323            229             321
                                         ------------   -------------   ------------   ------------    ------------

     Net interest income after
       provision for loan losses               12,189          12,042         11,759         11,284          10,231

     Security gains (losses) (1)                   53            (221)                         (700)
     Other (2)                                  3,357           2,957          2,350          2,337             760
                                         ------------   -------------   ------------   ------------    ------------
   Total noninterest income                     3,410           2,736          2,350          1,637             760

   Total noninterest expenses (2)              10,089           9,784          9,329          8,360           6,483
                                         ------------   -------------   ------------   ------------    ------------

     Earnings before federal
       income taxes                             5,510           4,994          4,780          4,561           4,508

   Federal income tax expense (3)               1,545           1,312          1,122          1,006             980
                                         ------------   -------------   ------------   ------------    ------------

     Net earnings                        $      3,965   $       3,682   $      3,658   $      3,555    $      3,528
                                         ============   =============   ============   ============    ============

Per share of common stock (4):
   Net earnings                          $       1.30   $       1.21    $       1.20   $       1.16    $      1.16
   Dividends                                     1.02            .71             .41            .36            .30
   Book value                                   11.28          11.08           10.46           9.67           8.87

Average common shares
  outstanding (4)                           3,051,504       3,051,504      3,051,504      3,051,504       3,051,504

Year-end balances:
   Loans, net                            $    202,485   $     193,267   $    183,552   $    158,388    $    146,814
   Securities                                  68,761          74,447         82,795         95,318          90,152
   Total assets                               302,778         304,062        302,951        288,725         278,336
   Deposits                                   240,498         242,342        244,104        245,486         243,110
   Borrowings                                  26,218          25,543         25,650         12,616           7,191
   Shareholders' equity                        34,427          33,807         31,910         29,511          27,062

Average balances:
   Loans, net                            $    195,157   $     188,523   $    174,903   $    151,364    $    144,459
   Securities                                  71,683          78,202         93,636         92,083          93,685
   Total assets                               300,072         299,379        300,402        284,321         275,564
   Deposits                                   237,783         239,517        241,404        241,109         239,122
   Borrowings                                  25,232          25,124         24,297         11,507           7,135
   Shareholders' equity                        34,430          32,483         30,603         28,377          25,591


                                                                  Year ended December 31,
                                            ----------------------------------------------------------------------
                                               1996           1995           1994            1993           1992
                                               ----           ----           ----            ----           ----
                                            (in thousands of dollars, except shares, per share data and ratios)
Selected ratios:
   Net yield on average interest-
     earning assets                             4.47%          4.45%          4.33%           4.35%          4.11%
   Return on average total assets               1.32           1.23           1.22            1.25           1.28
   Return on average shareholders'
     equity                                    11.52          11.34          11.95           12.53          13.79
   Average shareholders' equity
     as a percent of average total
     assets                                    11.47          10.85          10.19            9.98           9.29
   Net loan charge-offs as a percent
     of average loans                            .17            .09            .01             .15            .13
   Allowance for possible loan losses
     as a percent of loans at year-end          1.29           1.33           1.28            1.30           1.40
   Shareholders' equity as a percent
     of total year-end assets                  11.37          11.12          10.53           10.22           9.72

Notes to five-year selected consolidated financial data:

(1) Other-than-temporary declines in the values of a security of $226,000 and $700,000 were recorded during 1995 and 1993 respectively.

(2) Through February 1993, the 50% ownership of SCC Resources, Inc. was reported on the equity method and noninterest income included $78,708 in 1993 and $65,467 in 1992 of equity income. Since February 1993, when SCC Resources became a wholly-owned subsidiary, the accounts of SCC Resources have been consolidated and are included in noninterest income ($2,091,847 in 1996, $1,805,685 in 1995, $1,354,433 in 1994 and $1,471,757 in 1993) and
     noninterest expenses ($2,046,508 in 1996, $2,076,462 in 1995, $1,604,695 in
     1994 and $1,250,416 in 1993).

(3) Year ended December 31, 1993 includes benefit from cumulative effect at January 1, 1993 of change in method of accounting for income taxes of $6,000, or less than $.01 per share.

(4)  Restated for 1996 and 1993 stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
  AND RESULTS OF OPERATIONS - AS OF DECEMBER 31, 1996 AND DECEMBER 31, 1995
  -------------------------------------------------------------------------
  AND FOR THE YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994
  ---------------------------------------------------------

General
-------

At December 31, 1996, total assets were $302,778,000 compared to $304,062,000 at December 31, 1995. Net earnings for the year ended December 31, 1996 totaled $3,965,000 or $1.30 per common share. This is a 7.7% increase compared to 1995 net earnings of $3,682,000 or $1.21 per common share. Earnings for 1994 were $3,658,000 or $1.20 per common share.

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Corporation's financial condition, results of operations, liquidity and capital resources as of December 31, 1996 and 1995, and during the three-year period ended December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements which are included elsewhere in this report.

Loans, Deposits, Borrowings, Investment Securities and Stockholders' Equity
---------------------------------------------------------------------------

Total loans increased $9,259,000 or 4.7% 1995 to 1996. Real Estate mortgages experienced the greatest increase of $10,709,000 or 8.9% over 1995 to a total of $131,492,000. Consumer loans increased $248,000 or 0.9% from 1995 to a total of $29,232,000. Commercial and agricultural loans decreased by $2,986,000 or 6.6% from 1995 to 1996 to a total of $42,038,000.

The $10,709,000 increase in real estate mortgages in 1996 was a result of several factors. First, the Banks primary lending function has been the residential real estate mortgage market. The Banks have actively pursued this type of lending. A second factor in the increase in real estate mortgages was the stability of interest rates during 1996, making a conventional real estate mortgage more attractive than consumer installment lending for home improvement purposes. Loans secured by one to four family residential real estate mortgages increased $6,519,000 between 1995 and 1996.

Commercial and agricultural loans decreased $2,986,000 from 1995 to 1996. Many commercial loans and lines of credit are cyclical, depending on the type of business. Commercial loans secured by real estate mortgages increased $2,049,000 from 1995 to 1996. For reporting purposes, these loans are classed as real estate mortgages instead of commercial loans.

Consumer loans increased $248,000 or 0.9% from 1995 to 1996 and totaled $29,232,000 at December 31, 1996. This modest increase for 1996 comes from a period of steady increases beginning at year end 1993 when consumer loan balances were $23,257,000. Consumer loans are affected by both consumer purchasing patterns and competition. Competition in consumer lending may come from traditional banking, credit unions, finance companies and the credit subsidiaries of the automobile manufacturers.

Average deposit balances for the year 1996 were $237,783,000, compared to $239,517,000 for the year 1995, a decrease of $1,734,000 or 0.7%. Deposit growth has been limited as a result of increased competition for deposit dollars from traditional and nontraditional financial service providers and increasingly sophisticated consumers utilizing alternatives to traditional banking deposits. Noninterest-bearing deposits averaged $25,900,000 for 1996 compared to $26,264,000 for 1995 or a decrease of $364,000 or 1.4%. Savings, NOW, and MMIA accounts averaged $119,449,000 for 1996 compared to $122,798,000 for 1995.
Average time deposits increased $1,979,000 to a total average balance of $92,434,000 for 1996.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased from $16,790,000 at December 31, 1995 to $15,672,000 at December 31, 1996. This
decrease of $1,118,000 was a result of scheduled paydowns on previous advances. The Corporation had no new advances from the Federal Home Loan Bank in 1996.

The Banks offer repurchase agreements in the form of sweep accounts to commercial checking account customers. At December 31, 1996, the total of repurchase agreements in the form of sweep accounts totaled $9,157,000. This compares to $8,434,000 at December 31, 1995. The securities pledged as collateral for the repurchase agreements are United States Treasury Notes maintained under the Banks' control.

Securities decreased $5,686,000 or 7.6% from $74,447,000 on December 31, 1995 to $68,761,000 on December 31, 1996. This decrease in securities from December 31, 1995 to December 31, 1996 provided additional funding for increased loan demand for the same time period.

The securities portfolio held to maturity at December 31, 1996, had unrealized gains of approximately $176,000 and unrealized losses of $18,000. Since management intends to hold this portion of the portfolio to maturity, the unrealized gains and losses have no impact on operations of the Corporation. Securities available for sale had an estimated fair value at December 31, 1996 of $58,971,000. This fair value includes unrealized gains of approximately $492,000 and unrealized losses of approximately $242,000. The effect of the unrealized gains and losses on the portfolio, available for sale, net of deferred taxes, was a positive adjustment to shareholders' equity of $165,000.

Mortgage-backed securities totaled $2,510,000 at December 31, 1996 and none are considered unusual or "high risk" securities as defined by regulating authorities. Of this total, $707,000 are pass-through securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; $1,302,000 are CMOs and REMICs issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; and $501,000 are privately issued and are collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the portfolio at December 31, 1996 was 6.6%. Also, 15.4% of the December 31, 1996 portfolio, or $385,000, are floating rate securities adjusting at least quarterly. The average maturity at December 31, 1996 was approximately 17 months. The Corporation has not invested in any derivative securities such as step-ups, multi-stops or dual index floaters.

Shareholders' equity increased $621,000 or 1.8% during 1996 to a total shareholders' equity of $34,427,000. The ratio of total shareholders' equity to total assets was 11.4% in 1996 and 11.1% in 1995. The increase in this ratio is a result of shareholders' equity growing at a faster rate than total assets of the Corporation.

Net Interest Income
-------------------

Net interest income for 1996 was $12,557,000, an increase of $138,000 or 1.1% over 1995. This compares to $12,419,000 in 1995, and an increase of $336,000 or 2.8% over 1994. The increase in the net interest income for 1996 was the net result of an increase in interest income of $143,000 less an increase in interest expense of $5,000.

Total interest income increased $143,000 or 0.7% for 1996 compared to an increase of $1,634,000 or 8.2% for 1995. This decrease in the growth of interest income can be attributed to two factors. First, average interest earning assets increased only moderately from $279,114,000 to $279,135,000 or $21,000 between 1995 and 1996. Secondly, with the stability of interest rates, the average yield on the earning assets changed only five basis points, increasing from 7.76% in 1995 to 7.81% in 1996. The increase occurred as a result of using maturing securities to fund loan growth. Loans tend to have a higher yield than securities. This compares to a growth in average earning assets of $1,634,000 and an increase in the average yield of 59 basis points when you compare 1994 to 1995.

Total interest expense increased $5,000 or 0.1% for 1996 compared to an increase of $1,297,000 or 16.3% in 1995. As was the case with interest income, the stability of interest rates was a contributing factor to the nominal change in interest expense for 1996. The second contributing factor was the decrease in average interest bearing liabilities from $238,377,000 in 1995 to $237,115,000 in 1996. This was a decrease of $1,262,000 or 0.5%.

Allowance for Possible Loan Losses
----------------------------------

The following table contains information relating to the provision for loan losses, activity in and analysis of the allowance for possible loan losses for the three-year period ended December 31, 1996:

                                                      As of and for the year ended December 31,
                                                      -----------------------------------------
                                                            1996            1995          1994
                                                            ----            ----          ----
Net loan charge-offs                                  $    328,000    $   165,000    $     16,000

Provision for loan losses charged to expense          $    368,000    $   377,000    $    323,000
Provision for loan losses in excess of net loan
  charge-offs                                         $     40,000    $   212,000    $    307,000
Net loan charge-offs as a percent of average
  outstanding loans                                           .17%            .09%            .01%

Allowance for possible loan losses                    $  2,642,000    $ 2,602,000    $  2,390,000
Allowance for possible loan losses as a percent
  of year-end outstanding loans                              1.29%           1.33%           1.28%
Allowance for possible loan losses as a percent
  of impaired/nonperforming loans                          133.30%         111.29%         153.60%

Impaired/nonperforming loans (a)                      $  1,982,000    $ 2,338,000    $  1,556,000
Impaired/nonperforming loans as a percent of gross
  year-end loans                                              .97%           1.19%            .83%
Nonaccrual and 90 days or more past due loans
  as a percent of gross year-end loans                        .47            1.14             .83

(a) For 1996 and 1995, loans evaluated for impairment in accordance with the provisions of SFAS No. 114 have been disclosed. For 1994, nonperforming loans consist of loans on nonaccrual status, loans which are contractually past due 90 days or more, and loans on which the original terms have been renegotiated in accordance with the definition in SFAS No. 15.

The allowance for possible loan losses as a percent of gross loans at December 31, 1996 was 1.29%, compared to 1.33% at December 31, 1995 and 1.28% at December 31, 1994. Total loan charge-offs for the year 1996 were $445,000, compared to $334,000 in 1995 and $220,000 in 1994. Recoveries from loans charged off were $117,000 in 1996, $169,000 in 1995 and $204,000 in 1994.

The Corporation's policy is to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Statement of Financial Accounting Standards Nos. 114 and 118 were effective January 1, 1995 and require recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. A portion of allowance for loan losses is allocated to impaired loans. The effect of adopting these standards is included in the 1995 provision for loan losses and was not material.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogenous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, boat, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

Noninterest Income
------------------

Noninterest income totaled $3,410,000 in 1996 compared to $2,736,000 in 1995 and $2,350,000 in 1994. Income from the data processing and computer services division totaled $2,092,000 for 1996, a 15.8% increase over 1995 income of $1,806,000. Income for this division for 1994 was $1,354,000.

Additional services and account features have been introduced to generate increased noninterest income from the deposit accounts of the Banks. In addition, service charges are reviewed annually to ensure reasonable compensation for the services provided. Service charges on deposit accounts totaled $485,000 in 1996, a 8.9% increase over 1995 income of $445,000. This compares to service charge income of $356,000 in 1994.

Other noninterest income totaled $780,000 in 1996 compared to $706,000 in 1995 and $639,000 in 1994. Increases in other noninterest income are a result of additional products and services introduced to generate noninterest income.

For 1996 the Corporation received $39,000 in payment against a previously written off investment security. As a result of the filing of bankruptcy by the Towers Financial Corporation (parent company) in 1993, the Corporation determined that an other than temporary decline in the value of $1,000,000 of Tower Healthcare Receivables Corp. bonds had occurred. Accordingly, a $700,000 writedown in the cost of those bonds was made in 1993, and a writedown of $226,000 was made in 1995. The carrying value of these securities was $ -0- at December 31, 1996 and 1995.

Noninterest Expenses
--------------------

Noninterest Expense totaled $10,089,000 in 1996, an increase of $305,000 or 3.1% over 1995, and an increase of $454,000 or 4.9% increase in 1995 as compared to 1994. The following discussion highlights the significant items which resulted in increases or decreases in the components of noninterest expense.

Salaries, wages and benefits totaled $5,246,000 in 1996, compared to $5,071,000 in 1995 and $4,558,000 in 1994. Salary increases totaled $97,000 in 1996 compared to 1995, and $369,000 in 1995 compared to 1994. Increases in benefits totaled $78,000 in 1996 compared to 1995 and $144,000 in 1995 compared to 1994.

Net occupancy expense totaled $546,000 in 1996, compared to $548,000 in 1995 and $536,000 in 1994. Occupancy expense has remained stable for the past three years due to the Corporation not opening any new banking facilities.

Equipment expense totaled $630,000 in 1996, compared to $565,000 in 1995 and $445,000 in 1994. Increases in 1996 of $65,000 are attributed to additional image processing equipment at SCC Resources, and the upgrade of teller equipment and upgrading of networks at the Banks.

FDIC premiums totaled $3,000 in 1996, compared to $284,000 in 1995 and $553,000 in 1994. Changes in the premium rate by the FDIC resulted in the decreases in 1995 and 1996. For 1997, FDIC premiums are estimated to be $31,000 based on changes in the assessment calculation in the Deposit Insurance Fund Act of 1996.

State of Ohio Franchise taxes were $419,000 in 1996, compared to $438,000 in 1995 and $416,000 in 1994. The franchise taxes are based on the capital positions of the Banks. The current dividend policy of the Banks, combined with a lack of growth, results in a constant capital position of the Banks and hence little change in the amount of the franchise tax.

Professional fees represent legal, audit, and outside consulting fees paid by the companies or Corporation. Professional fees totaled $331,000 in 1996, compared to $309,000 in 1995 and $274,000 in 1994. Increases in these fees represent the outsourcing of specialized audit work such as compliance auditing, the outsourcing of the corporate stock transfer function to a trust department outside the Corporation, and additional consulting costs involved in the acquisition of the EST First Merit branches by Citizens.

Other operating expenses totaled $2,913,000 in 1996 compared to $2,569,000 in 1995 and $2,546,000 in 1994. Increases in 1996 over 1995 represent increased expenditures in advertising, marketing, and employee education and training in customer service and cross selling.

Noninterest expenses will be impacted in 1997 with the addition of two branches acquired in Erie County from another financial institution. The operating expense for these two offices will be approximately $203,000. In addition to general operating expenses of the new offices, there will be approximately $130,000 of amortization of intangible assets in 1997 related to the transaction.

Income Tax Expense
------------------

Earnings before federal income taxes amounted to $5,510,000 in 1996, $4,994,000 in 1995, and $4,780,000 in 1994. The Corporation's effective income tax rate was 28.0% in 1996 compared to 26.3% in 1995 and 23.5% in 1994. The effective tax rate has increased since 1994 because the Banks have less tax-exempt income on state and municipal securities and political subdivision loans.

Liquidity and Capital Resources
-------------------------------

The Banks maintain a conservative liquidity position. Liquidity is evidenced by 1996 year-end balances of $8,521,000 in federal funds sold and by approximately $58,971,000 in securities available for sale. Additionally, Citizens received $12,126,000 in cash in January 1997 with the settlement of two branch purchases from EST National Bank. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation's cash flows from operating activities resulting from net earnings.

Cash provided by operations for 1996 was $5,124,000. This includes earnings of $3,965,000 plus net adjustments of $1,159,000 to reconcile net earnings to net cash provided by operations. From the cash generated from operations, $5,514,000 was the net amount used in investing activities. This includes loans made to customers net of principal payments received. Cash used by financing activities for 1996 totaled $4,290,000. This includes repayments of FHLB borrowings and the payments of dividends. Cash used in investing activities and in financing activities exceeded cash generated by operations by $4,681,000, which resulted in a decrease in cash and due from banks to $11,615,000.

Future loan demand of the Banks can be funded by proceeds from payments on existing loans, the maturity of securities, the sale of securities classified as available for sale and the use of excess funds invested in the federal funds market. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank.

The Corporation's only source of funds are dividends paid primarily by the subsidiary Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to applicable minimum capital requirements, the Banks may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. The amount of unrestricted dividends available to be paid by the Banks to the Corporation was approximately $2,549,000 at December 31, 1996. Management believes the future earnings of the Banks will be sufficient to support anticipated asset growth at the Banks and also provide funds to the Corporation to continue dividends at their current level.

Capital Adequacy
----------------

The Corporation's policy is, and always has been, to maintain its capital levels above the minimum regulatory standards. The Federal Reserve Board adopted standards using risk based capital ratios in January 1989. The new standards were being phased in over a two-year transition period and became fully effective on December 31, 1992. The standards were established to more appropriately consider the credit risk inherent to the assets and off-balance-sheet activities of financial institutions in relation to capital adequacy.

Under the new standards, total capital has been defined as tier I (core) capital and tier II (supplementary) capital. The Corporation's tier I capital also includes of total shareholders' equity and tier II capital also includes the allowance for possible loan losses. The definition of assets has also been modified to include items both on and off the balance sheet. Each item is then assigned a risk weight or risk adjustment factor to determine ratios of capital to risk adjusted assets. The standards require that total capital (tier I plus tier II) be a minimum of 8% of risk adjusted assets, with at least 4% being in tier I capital. The Corporation's ratios as of December 31, 1996 and 1995 were 22.2% and 21.5% respectively for total capital, and 20.8% and 19.9% respectively for tier I capital.

Additionally, the Federal Reserve Board adopted minimum leverage capital ratio standards in August 1990. These standards were established to supplement the previously issued risk based capital standards. The leverage ratio standards use the existing tier I capital definition but the ratio is applied to average total assets instead of risk adjusted assets. The standards require that tier I capital be a minimum of 4% of total average assets for high rated entities such as the Corporation. The Corporation's leverage ratio was 10.6% and 10.2% at December 31, 1996 and 1995, respectively.

Interest Rate Sensitivity Analysis
----------------------------------

The function of the asset/liability management programs of the Banks is to maintain an appropriate balance between rate-sensitive assets and liabilities so as to continually maximize net interest income as balanced by the risk of interest rate fluctuations. The Asset/Liability Management Committee of the Corporation monitors the sensitivity of the assets and liabilities with respect to changes in interest rates and repricing opportunities, and directs the overall acquisition and allocation of funds.

The following table represents the distribution of the interest-earning assets and interest-bearing liabilities maturing or repricing during the stated time periods.

                                                  After three    After six    After one
                                       Within       months        months      year but       After
                                        three     but within    but within     within        five
      December 31, 1996                months     six months     one year    five years      years          Total
      -----------------                ------     ----------     --------    ----------      -----          -----
                                                         (in thousands of dollars)
Total interest-earning assets:
   Loans, before allowance            $   56,062   $   22,886   $   43,478   $   31,093   $   51,608    $   205,127
   Securities                              3,359        4,686       10,944       35,087       14,685         68,761
   Federal funds sold                      8,521                                                              8,521
                                      ----------   ----------   ----------   ----------   ----------    -----------

     Total                                67,942       27,572       54,422       66,180       66,293        282,409
                                      ----------   ----------   ----------   ----------   ----------    -----------

Total interest-bearing liabilities:
   Savings, NOW and Money
     Market Deposit accounts              20,882        6,000       12,000       52,489       33,650        125,021
   Time deposits and IRAs                 23,486       24,457       18,577       24,113          219         90,852
   Federal Home Loan Bank
     borrowings                              285          291          597       13,197        1,302         15,672
   Other borrowings                       10,546                                                             10,546
                                      ----------   ----------   ----------   ----------   ----------    -----------

     Total                                55,199       30,748       31,174       89,799       35,171        242,091
                                      ----------   ----------   ----------   ----------   ----------    -----------

Interest-earning assets less
  interest-bearing liabilities
  (maturity gap)                          12,743       (3,176)      23,248      (23,619)      31,122         40,318
                                      ----------   ----------   ----------   ----------   ----------    -----------

Cumulative interest rate
  sensitivity gap                     $   12,743   $    9,567   $   32,815   $    9,196   $   40,318
                                      ==========   ==========   ==========   ==========   ==========

Cumulative interest rate
  sensitivity gap as a percent
  of total interest-earning
  assets                                   4.51%         3.39%       11.62%        3.26%       14.28%
                                      =========    ==========   ==========   ==========   ==========

Cumulative interest rate
  sensitivity gap as a percent
  of total assets                          4.21%         3.16%       10.84%        3.04%       13.32%
                                      =========    ==========   ==========   ==========   ==========

Interest rate sensitivity management, commonly referred to as GAP management, as depicted in the preceding table involves the matching of rate repricing opportunities for rate sensitive assets and liabilities to maintain the optimum level of earnings. A positive GAP position results in more interest-earning assets repricing during a given period, whereas a negative GAP position results in more interest-bearing liabilities repricing during a given period. Based on the information detailed in the preceding table, the Corporation would be positively impacted during the first year in a rising rate environment as assets would reprice faster than liabilities. Conversely, earnings would be negatively impacted in a falling rate environment as assets would reprice downward faster than the liabilities. For purposes of presenting the above table, variable rate instruments are assumed to reprice at the first repricing period and $1,500,000 of savings account balances per month are assumed to be subject to repricing. Management believes these assumptions are reasonable based on historical experience.

The Corporation has a targeted cumulative GAP to total assets position of between positive and negative 15% in the six-month to one-year category. This targeted goal lessens the exposure of the Corporation to the effects of interest rate risk in a rising or falling interest rate environment. This goal compares to the December 31, 1996 cumulative rate sensitive GAP to total assets in the within one year category of 10.84%.

The Asset/Liability Management Committee also monitors liquidity, which is generally defined as the ability to meet current and future obligations in a timely manner and to take advantage of future loan demand and investment opportunities as they arise. Liquidity is primarily accomplished through the maturity of assets, typically investment securities or loans, and acquisition of additional funds, typically deposits or short-term borrowings. The available for sale securities portfolio is maintained and managed as a principal source of liquidity, in addition to federal funds sold, federal funds purchased and repurchase agreements. Except for the Federal Home Loan Bank borrowings, the Corporation has no debt service obligations and the deposit portfolio contains no brokered funds, hence neither of these issues currently affect liquidity.

Effects of Inflation
--------------------

The Corporation's balance sheet is typical of financial institutions and reflects a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars and include cash assets, securities, loans, money market instruments, deposits and borrowed funds.

During periods of inflation, a net positive monetary position may result in an overall decline in purchasing power of an entity. No clear evidence exists of a relationship between the purchasing power of an entity's net positive monetary position and its future earnings. Moreover, the Corporation's ability to preserve the purchasing power of its net positive monetary position will be partly influenced by the effectiveness of its asset/liability management program. Management does not believe that the effect of inflation on its nonmonetary assets (primarily bank premises and equipment) is material as such assets are not held for resale and significant disposals are not anticipated.

Fair Value of Financial Instruments
-----------------------------------

The Corporation disclosed the estimated fair value of its financial instruments at December 31, 1996 and 1995 in Note 15 to the consolidated financial statements. The fair value of the Corporations's financial instruments generally decreased relative to their carrying values during 1996 as compared to 1995. 1995 fair values for loans and securities held to maturity were greater than 100% of the carrying value. The gap between the yield on the portfolios and market rates narrowed in 1996 bringing the carrying values closer to the fair value. The fair value of loans at December 31, 1996 was 99.5% of the carrying value compared to 104.1% at December 31, 1995. The fair value of securities held to maturity at December 31, 1996 was 101.6% compared to 102.2% at December 31, 1995. The fair value of deposits at December 31, 1996 were 99.9% of the carrying value. This is a result of stability in deposit rates in 1996 and the short maturity schedule of the time deposits.

On October 3, 1996, Citizens entered into an agreement with EST National Bank for the acquisition of banking offices in Sandusky, Ohio and Berlin Heights, Ohio and the assumption of $14,577,000 in deposits of the two banking offices. With the settlement of the transaction in January 1997, Citizens took possession of the properties and assumed the deposits. The value of properties and equipment was $956,000 and a deposit premium of 10.25% or $1,494,000 was paid. The transaction will give Citizens a presence in the southeast area of its market and a facility in the expanding commercial area along US route 250.

                              [CROWE CHIZEK LOGO]



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
First Citizens Banc Corp
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of First Citizens Banc Corp as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsiblity of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of First Citizens Banc Corp for the year ended December 31, 1994 were audited by other auditors whose report dated January 13, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Citizens Banc Corp as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation changed its method of accounting for impaired loans in 1995.


                                             /S/ Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP

Columbus, Ohio
January 31, 1997

                            FIRST CITIZENS BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                             1996                  1995
                                                                             ----                  ----
ASSETS
Cash and due from banks                                             $      11,615,060    $      16,295,910
Federal funds sold                                                          8,521,000            7,915,000
Securities (Note 2)
     Available for sale, at fair value                                     58,971,155           57,711,219
     Held to maturity (Estimated fair values of
       $9,948,509 in 1996 and $17,098,940 in 1995)                          9,789,977           16,735,757
Loans
     Total loans (Note 3)                                                 205,127,385          195,868,543
     Allowance for loan losses (Note 4)                                    (2,642,000)          (2,602,000)
                                                                    -----------------    -----------------
         Net loans                                                        202,485,385          193,266,543
Office premises and equipment, net (Note 5)                                 6,373,506            6,458,747
Accrued interest receivable                                                 1,823,667            2,369,641
Goodwill                                                                    1,679,465            1,881,000
Other assets                                                                1,518,404            1,428,084
                                                                    -----------------    -----------------

         Total assets                                               $     302,777,619    $     304,061,901
                                                                    =================    =================

LIABILITIES
Deposits
     Noninterest bearing                                            $      24,624,624    $      29,147,854
     Interest bearing (Note 6)                                            215,873,075          213,194,330
                                                                    -----------------    -----------------
         Total deposits                                                   240,497,699          242,342,184
Federal Home Loan Bank borrowings (Note 7)                                 15,671,686           16,789,953
Securities sold under repurchase agreements (Note 8)                        9,157,032            8,434,050
U.S. Treasury interest-bearing demand note payable (Note 8)                 1,388,979              319,380
Accrued interest, taxes and other expenses                                  1,634,915            2,369,543
                                                                    -----------------    -----------------
     Total liabilities                                                    268,350,311          270,255,110
                                                                    -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY (Note 13)
Common stock, no par value 1996, $20.00 par value
  in 1995; 10,000,000 shares authorized 1996, 5,000,000
  shares authorized 1995; 3,051,504 shares issued and outstanding
  1996 and 762,876 shares issued and outstanding 1995                      15,257,520           15,257,520
Retained earnings (Note 12)                                                19,005,014           18,160,292
Unrealized gain on securities available for sale                              164,774              388,979
                                                                    -----------------    -----------------
     Total shareholders' equity                                            34,427,308           33,806,791
                                                                    -----------------    -----------------

         Total liabilities and shareholders' equity                 $     302,777,619    $     304,061,901
                                                                    =================    =================

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                  Years ended December 31, 1996, 1995 and 1994

-------------------------------------------------------------------------------


                                                             1996              1995                1994
                                                             ----              ----                ----
INTEREST INCOME
    Interest and fees on loans                        $    17,143,958    $    16,617,684   $     14,425,901
    Interest and dividends on securities
       Taxable                                              2,721,126          2,838,512          3,407,497
       Nontaxable                                           1,430,575          1,630,036          1,851,241
    Interest on federal funds sold                            508,134            574,835            341,490
    Other interest income                                       4,208              3,620              5,000
                                                      ---------------    ---------------   ----------------
       Total interest income                               21,808,001         21,664,687         20,031,129
                                                      ---------------    ---------------   ----------------

INTEREST EXPENSE
    Interest on deposits                                    7,947,510          7,863,437          6,740,475
    Interest of Federal Home Loan Bank borrowings             931,866            993,255            947,514
    Interest on other borrowings                              371,774            389,029            260,526
                                                      ---------------    ---------------   ----------------
       Total interest expense                               9,251,150          9,245,721          7,948,515
                                                      ---------------    ---------------   ----------------

NET INTEREST INCOME                                        12,556,851         12,418,966         12,082,614

Provision for loan losses (Note 4)                            368,350            377,477            322,891
                                                      ---------------    ---------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        12,188,501         12,041,489         11,759,723
                                                      ---------------    ---------------   ----------------
NONINTEREST INCOME
    Computer center data processing fees                    2,091,847          1,805,685          1,354,433
    Service charges on deposit accounts                       485,316            445,487            356,017
    Security gain (loss)                                       52,599           (221,142)
    Other operating income                                    780,432            706,417            639,358
                                                      ---------------    ---------------   ----------------
       Total noninterest income                             3,410,194          2,736,447          2,349,808
                                                      ---------------    ---------------   ----------------

NONINTEREST EXPENSE
    Salaries, wages and benefits (Note 10)                  5,246,145          5,071,253          4,558,166
    Net occupancy expense                                     546,399            547,841            535,827
    Equipment expense                                         630,033            564,949            445,444
    Federal deposit insurance premiums                          3,000            284,384            553,481
    State franchise tax                                       418,876            437,961            416,138
    Professional fees                                         331,214            308,579            274,444
    Other operating expenses                                2,912,944          2,568,558          2,545,798
                                                      ---------------    ---------------   ----------------
       Total noninterest expense                           10,088,611          9,783,525          9,329,298
                                                      ---------------    ---------------   ----------------

Income before taxes                                         5,510,084          4,994,411          4,780,233
Provision for income taxes (Note 9)                         1,545,198          1,312,184          1,122,000
                                                      ---------------    ---------------    ---------------

NET INCOME                                             $    3,964,886     $    3,682,227     $    3,658,233
                                                       ==============     ==============     ==============

EARNINGS PER COMMON SHARE (NOTE 1)                           $   1.30         $     1.21          $    1.20
                                                             ========         ==========          =========

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994

-------------------------------------------------------------------------------

                                                                                       Unrealized
                                                                                         Gain on
                                                                                       Securities        Total
                                             Common Stock               Retained         Available    Shareholders'
                                        Shares           Amount         Earnings         for Sale        Equity
                                        ------           ------         --------         --------        ------
Balance,
  January 1, 1994                        762,876   $   15,257,520    $   14,253,244                 $    29,510,764

Net income                                                                3,658,233                       3,658,233

Cash dividends
  ($.4125 per share)                                                     (1,258,745)                     (1,258,745)
                                       ----------     -----------    --------------                 ---------------

Balance,
  December 31, 1994                      762,876       15,257,520        16,652,732                      31,910,252

Net income                                                                3,682,227                       3,682,227

Cash dividends
  ($.7125 per share)                                                     (2,174,667)                     (2,174,667)

Market adjustment
  at date of transfer
  on securities
  available for sale                                                                  $   388,979           388,979
                                       ----------     -----------    --------------   -----------   ---------------

Balance,
  December 31, 1995                      762,876       15,257,520        18,160,292       388,979        33,806,791

Four-for-one stock split
  effected in the form of a
  300% stock dividend                  2,288,628

Net income                                                                3,964,886                       3,964,886

Cash dividends
  ($1.0225 per share)                                                    (3,120,164)                     (3,120,164)

Change in unrealized gain
  on securities available
  for sale                                                                               (224,205)         (224,205)
                                       ----------     -----------    --------------   -----------   ---------------

Balance
  December 31, 1996                    3,051,504   $   15,257,520    $   19,005,014   $   164,774   $    34,427,308
                                       =========   ==============    ==============   ===========   ===============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994

-------------------------------------------------------------------------------------------------------------------

                                                                         1996             1995              1994
                                                                         ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $     3,964,886   $    3,682,227   $     3,658,233
    Adjustments to reconcile net income
      to net cash from operating activities
       Security amortization, net of accretion                           119,107          124,084           234,683
       Depreciation                                                      651,281          597,685           597,245
       Amortization of goodwill                                          201,536          201,536           201,536
       Security gains                                                    (13,600)          (4,500)
       Provision for loan losses                                         368,350          377,477           322,891
       Write-down of investment security                                                  225,642
       Deferred income taxes                                              93,700          (57,800)           50,000
       Change in
          Net deferred loan fees                                          (4,235)         (45,384)           74,705
          Accrued interest receivable                                    545,974         (224,358)          (88,628)
          Other assets                                                   (68,521)        (196,689)          (28,745)
          Accrued interest, taxes and other expenses                    (734,628)         940,250           124,175
                                                                 ---------------   --------------   ---------------
       Net cash from operating activities                              5,123,850        5,620,170         5,146,095
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities held to maturity
       Proceeds from maturities and repayments                         7,320,484       22,651,788        19,037,857
       Purchases                                                        (415,000)     (14,122,000)       (6,749,737)
    Securities available for sale
       Proceeds from maturities and repayments                        11,735,600           62,107
    Purchases                                                        (13,400,452)
    Maturity of deposit in other bank                                                                        98,955
    Loan originations, net of loan payments                           (9,582,957)     (10,078,201)      (25,562,266)
    Proceeds from the sale of property and equipment                     328,094
    Property and equipment expenditures                                 (894,134)        (870,082)         (708,543)
    Change in federal funds sold                                        (606,000)      (2,052,000)        6,425,000
                                                                 ---------------   --------------   ---------------
       Net cash from investing activities                             (5,514,365)      (4,408,388)       (7,458,734)
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                            (1,844,485)      (1,762,114)       (1,381,607)
    Proceeds from Federal Home Loan Bank borrowings                                                      14,000,000
    Repayment of Federal Home Loan Bank borrowings                    (1,118,267)      (1,056,880)         (880,606)
    Net change in securities sold under
      repurchase agreements                                              722,982        1,510,248         1,638,209
    Cash dividends paid                                               (3,120,164)      (2,174,667)       (1,258,745)
    Change in U.S. Treasury interest-bearing notes payable             1,069,599         (559,734)       (1,723,466)
                                                                 ---------------   --------------   ---------------
       Net cash from financing activities                             (4,290,335)      (4,043,147)       10,393,785
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                               (4,680,850)      (2,831,365)        8,081,146

Cash and cash equivalents at beginning of year                        16,295,910       19,127,275        11,046,129
                                                                 ---------------   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    11,615,060   $   16,295,910   $    19,127,275
                                                                 ===============   ==============   ===============

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by First Citizens Banc Corp which have a significant effect on the financial statements.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of First Citizens Banc Corp (Corporation) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), SCC Resources, Inc. (SCC), and R.A. Reynolds Appraisal Services, Inc. (Reynolds). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS: The Corporation is primarily engaged in the business of commercial and retail banking in the communities of Sandusky and Castalia, Ohio. The Banks provide a broad range of banking and financial services including accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Citizens conducts its business through its main office and two branches, all located in Sandusky. Castalia conducts its business through its main office. SCC provides data processing for 10 financial institutions in addition to the two subsidiary banks. SCC also is engaged in the sale and support of microcomputer network systems. SCC accounts for 8.3% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1% of total Corporation revenues.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenue, and expenses, as well as the disclosures provided. Future results could differ from the current estimates. Estimates that are more susceptible to change in the near term include the collectibility of loans, the fair values of financial instruments and the status of contingencies.

CASH: For purposes of reporting cash flows, the Corporation considers "cash and cash equivalents" to include cash on hand and demand deposits with financial institutions. The Corporation reports net cash flows for federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other short-term borrowings. For the years ended December 31, 1996, 1995 and 1994, the Corporation paid interest of $9,459,000, $9,056,000, and $7,940,000, respectively, and income taxes of $1,615,000,
$975,000, and $1,045,000, respectively. Noncash transactions included transfers from loans to other real estate owned totaling $32,000 in 1995.


--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SECURITIES: The Corporation classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may sell if needed for liquidity, asset-liability management, or other reasons even if management does not have a present intention of such a sale. Equity securities that have a readily determinable fair value are also classified as available for sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. During 1996, 1995 and 1994, the Corporation held no trading securities.

In November 1995, the Financial Accounting Standards Board (FASB) issued a Question and Answer Implementation Guide to Statement of Financial Accounting Standards (SFAS) No. 115. Based upon the reading thereof and in accordance with the provisions of the implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred securities with an amortized cost of $56,541,376 from held to maturity to available for sale. The unrealized gain at the time of the transfer was approximately $589,000.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

LOANS RECEIVABLE: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Effective January 1, 1996, the Corporation adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires companies to recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. A company that acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset will be amortized in proportion to, and over the period of, estimated net servicing income. This statement has no impact on the consolidated financial statements at the present time because the Corporation is not currently involved in mortgage banking activities.

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is increased by charges to income and decreased by charge offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Statement of Financial Accounting Standards Nos. 114 and 118 were effective January 1, 1995 and required recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting these standards is included in the 1995 provision for loan losses and was not material.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1-4 family residences, residential construction loans, consumer automobile, boat, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

INTEREST AND FEES ON LOANS: Interest on loans is accrued over the term of the loan based on the principal outstanding. Management reviews loans delinquent 90 days or more to determine if interest accrual should be discontinued. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Loan fees and certain direct costs in the origination of loans are deferred and amortized over the contractual lives of the related loans as an adjustment of yield using the interest method.

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful life of the asset. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

GOODWILL: Goodwill as reported on the consolidated balance sheets arose from the purchase of Castalia in 1990 and is being amortized on the straight-line method over 15 years. The Corporation assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of Castalia.

OTHER REAL ESTATE: Real estate owned, other than that used in the normal course of business, is included in other assets at fair value less estimated costs to sell. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair value is recognized in a valuation allowance by charges to income. Other real estate owned included in other assets totaled approximately $28,000 at December 31, 1996 and $68,000 at December 31, 1995.

INCOME TAXES: The Corporation follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

CONCENTRATIONS OF CREDIT RISK: Most of the business activity of the subsidiary banks is with customers located within the Sandusky and Castalia, Ohio areas. As of December 31, 1996 and 1995, the subsidiary banks had no significant concentration of loans in any one single industry. Loans secured by 1-4 family residential properties approximated $142,533,000 and $134,671,000 at December 31, 1996 and 1995, respectively. The subsidiary banks have not experienced any unusual losses in any type of loan category or industry.

RETIREMENT PLANS: The Corporation and its subsidiaries sponsor a noncontributory defined benefit retirement plan for all full-time employees who have attained the age of 21 and have a minimum of six months of service. Accrued pension costs are funded to the extent deductible for federal income tax purposes.

The Corporation and its subsidiaries also provide a savings and retirement 401(k) plan for all full-time eligible employees who elect to participate. The decision to make contributions to the plan, which represent a match of a portion of the salary deferred by participants, is made annually by the Board of Directors. Such contributions are funded as they are accrued.

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE: A 4 for 1 stock split effected in the form of a 300% stock dividend was paid to shareholders of record as of April 16, 1996. Earnings per share is computed based on the weighted average number of shares of capital stock outstanding during each year as restated for the stock split, which totaled 3,051,504 shares in 1996, 1995 and 1994. Dividends per share are based on the number of shares outstanding at the declaration date giving retroactive effect to the stock split.

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1995 and 1994 financial statements have been reclassified to correspond with the 1996 presentation.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 1996 and 1995 are as follows:

                                               _______________________________1 9 9 6______________________________
                                                                       Gross            Gross           Estimated
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $    37,000,835    $       58,526    $    (155,293) $     36,904,068
Obligations of state and political
  subdivisions                                      18,109,603           433,174          (86,282)       18,456,495
Other securities, including mortgage-
  backed securities                                  3,611,060                               (468)        3,610,592
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $    58,721,498    $      491,700    $    (242,043) $     58,971,155
                                               ===============    ==============    =============  ================

HELD TO MATURITY

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $     1,000,000    $       23,125                   $      1,023,125
Obligations of state and political
  subdivisions                                       6,329,284           141,366    $      (7,318)        6,463,332
Other securities, including mortgage-
  backed securities                                  2,460,693            12,007          (10,648)        2,462,052
                                               ---------------    --------------    -------------  ----------------

     Total securities held to maturity         $     9,789,977    $      176,498    $     (17,966) $      9,948,509
                                               ===============    ==============    =============  ================

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                               _______________________________1 9 9 5______________________________
                                                                       Gross            Gross           Estimated
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $    37,032,554    $      210,723    $    (105,141) $     37,138,136
Obligations of state and political
  subdivisions                                      16,714,307           556,352          (72,822)       17,197,827
Other securities, including mortgage-
  backed securities                                  3,374,996               250                          3,375,246
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $    57,121,857    $      767,325    $    (177,963) $     57,711,219
                                               ===============    ==============    =============  ================

HELD TO MATURITY

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $     1,500,000    $       51,719                   $      1,551,719
Obligations of state and political
  subdivisions                                      10,380,035           312,217    $     (12,466)       10,679,786
Other securities, including mortgage-
  backed securities                                  4,855,722            27,928          (16,215)        4,867,435
                                               ---------------    --------------    -------------  ----------------

     Total securities held to maturity         $    16,735,757    $      391,864    $     (28,681) $     17,098,940
                                               ===============    ==============    =============  ================

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                                 Estimated
                                                             Amortized             Fair
                                                                Cost               Value
                                                                ----               -----
     AVAILABLE FOR SALE
              Due in one year or less                   $    15,088,259     $    15,117,124
              Due after one year through five years          29,268,535          29,430,510
              Due after five years through ten years          9,346,677           9,409,827
              Due after ten years                             1,406,967           1,403,102
              Mortgage-backed securities                         49,810              49,342
              Other securities                                3,561,250           3,561,250
                                                        ---------------     ---------------
                  Total securities available for sale   $    58,721,498     $    58,971,155
                                                        ===============     ===============

     HELD TO MATURITY
              Due in one year or less                   $     2,562,682     $     2,586,539
              Due after one year through five years           4,766,602           4,899,918
              Mortgage-backed securities                      2,460,693           2,462,052
                                                        ---------------     ---------------
                  Total securities held to maturity     $     9,789,977     $     9,948,509
                                                        ===============     ===============

During 1995, management concluded that the remaining bonds of Tower Healthcare Receivables Corp. had no market value. Therefore, the Corporation completely eliminated the remaining carrying value of the bonds which was $226,000 after cash payments received during 1995. These securities had previously been written down by $700,000 when Towers Financial Corp. (parent company) filed bankruptcy in 1993. The Corporation received $39,000 in recoveries from Tower Financial Corp. in 1996.

No securities were sold during 1996, 1995 or 1994. Securities called or settled by the issuer resulted in gains of $13,600 and $4,500 in 1996 and 1995.

Securities with a carrying value of approximately $33,650,000 and $31,826,000 were pledged as of December 31, 1996 and 1995, respectively, to secure public deposits, other deposits and liabilities as required or permitted by law.

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans as presented on the balance sheet are comprised of the following classifications at December 31:

                                                1996                 1995
                                                ----                 ----
         Commercial and agricultural    $     42,038,299    $      45,024,037
         Real estate - mortgage              131,491,632          120,782,608
         Real estate - construction            2,079,810            1,129,624
         Consumer                             29,232,380           28,983,885
         Credit card and other                 1,449,945            1,117,305
         Deferred loan fees                   (1,164,681)          (1,168,916)
                                        ----------------    -----------------
              Total loans               $    205,127,385    $     195,868,543
                                        ================    =================

Fixed rate loans approximated $104,228,000 at December 31, 1996 and $100,227,000 at December 31, 1995.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the subsidiary banks. The following is a summary of activity during 1996 for such loans.

         Balance - January 1, 1996      $    4,216,000
         New loans and advances              1,143,000
         Repayments                         (1,564,000)
                                        --------------

         Balance - December 31, 1996    $    3,795,000
                                        ==============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

                                           1996               1995              1994
                                           ----               ----              ----

         Balance - January 1        $     2,602,000    $    2,390,000     $    2,083,000
         Provision for loan losses          368,350           377,477            322,891
         Loans charged off                 (444,807)         (334,078)          (220,098)
         Recoveries                         116,457           168,601            204,207
                                    ---------------    --------------     --------------

         Balance - December 31      $     2,642,000    $    2,602,000     $    2,390,000
                                    ===============    ==============     ==============

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information with respect to impaired loans is as follows:

                                                            1996           1995
                                                            ----           ----

           Balance of impaired loans for which no
             allowance for loss has been allocated                     $1,205,000
           Balance of impaired loans for which an
             allowance for loss has been allocated      $  1,982,000    1,133,000

           Portion of allowance for loan loss allocated
             to impaired loans                               495,000      268,000
           Average balance of impaired loans during
             year                                          1,984,000    2,942,000

           Interest income recognized during impairment      139,405      225,350

           Interest income recognized on a cash basis        139,405      225,350


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment, at cost, and accumulated depreciation as of December 31, 1996 and 1995 are as follows:

                                                  1996                 1995
                                                  ----                 ----
         Land and improvements             $       693,600    $        693,600
         Buildings and improvements              5,350,787           5,288,198
         Furniture and equipment                 5,965,555           5,659,875
                                           ---------------    ----------------
              Total                             12,009,942          11,641,673
         Accumulated depreciation                5,636,436           5,182,926
                                           ---------------    ----------------
              Premises and equipment, net  $     6,373,506    $      6,458,747
                                           ===============    ================

The Corporation leases certain office space under operating lease agreements. Rent expense amounted to $61,000 in 1996, $57,000 in 1995 and $27,000 in 1994.
Future minimum payments at December 31, 1996 under these lease agreements is as follows:


   1997                                $      64,800
   1998                                       58,600
   1999                                       27,600
   2000                                        6,900
                                        ------------
   Total minimum lease payments         $    157,900
                                        ============


--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 6 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 1996 and 1995 are summarized as follows:

                                                   1996                 1995
                                                   ----                 ----
           Demand $                              37,112,309      $    25,602,046
           Statement and passbook savings        87,909,105           94,831,347
           Certificates of deposit:
              In excess of $100,000              13,298,419           15,526,034
              Other                              59,936,503           59,575,326
           Individual Retirement Accounts        17,616,739           17,659,577
                                          -----------------    -----------------

              Total                       $     215,873,075    $     213,194,330
                                          =================    =================

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

                           1997                     $    57,415,889
                           1998                           7,480,470
                           1999                           3,648,559
                           2000                           2,454,283
                           2001 and thereafter            2,235,721
                                                     --------------
                                   Total            $    73,234,922
                                                    ===============


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Corporation has fixed-rate and mortgage-matched advances from the Federal Home Loan Bank. Mortgage-matched advances are utilized to fund specific fixed-rate loans with certain prepayment of principal permitted without penalty.

At December 31, 1996 and 1995, Federal Home Loan Bank borrowings consisted of the following:

                                             1996               1995
                                             ----               ----

         5.95 percent secured note    $     8,765,213    $      9,237,706
         5.80 percent secured note            683,083             772,648
         5.60 percent secured note          1,721,414           1,945,235
         5.55 percent secured note          1,054,956           1,188,161
         5.25 percent secured note          3,447,020           3,646,203
                                      ---------------    ----------------

                                      $    15,671,686    $     16,789,953
                                      ===============    ================

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS (Continued)

The notes outstanding at December 31, 1996 had required annual principal payments as follows:

                    1997                           $     1,183,653
                    1998                                 1,252,869
                    1999                                11,276,204
                    2000                                   558,990
                    2001                                   591,260
                    Thereafter                             808,710
                                                   ---------------
                                                   $    15,671,686
                                                   ===============


Federal Home Loan Bank borrowings are collateralized by the subsidiary Bank's Federal Home Loan Bank stock and a blanket pledge of the Bank's residential mortgage loan portfolio.


NOTE 8 - OTHER BORROWINGS

Securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase and treasury tax and loan deposits is summarized as follows:

                                                            1996               1995
                                                            ----               ----

         Average month-end balance during the year   $     8,953,000    $      7,763,000
         Average interest rate during the year                  4.15%               5.02%
         Maximum month-end balance during the year   $    12,871,000    $      8,753,000

Securities underlying repurchase agreements at year-end were as follows.

                                                 1996               1995
                                                 ----               ----

         Carrying value of securities     $    10,385,000    $      7,115,000
         Fair Value                       $    10,385,000    $      7,115,000


--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

                                                            1996               1995              1994
                                                            ----               ----              ----
         Current  $                                         1,451,498    $    1,369,984    $     1,072,000
         Deferred                                              93,700           (57,800)            50,000
                                                      ---------------    --------------     --------------

              Total provision for income taxes        $     1,545,198    $    1,312,184     $    1,122,000
                                                      ===============    ==============     ==============

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes are as follows:

                                                            1996               1995              1994
                                                            ----               ----              ----
         Income taxes computed at the
           statutory federal tax rate                 $     1,873,429    $    1,698,100     $    1,625,300
         Add (subtract) tax effect of
              Nontaxable interest income, less
                related nondeductible interest
                expense                                      (436,909)         (497,085)          (578,800)
              Amortization of goodwill                         68,522            68,522             68,500
              Other                                            40,156            42,647              7,000
                                                      ---------------    --------------     --------------

              Total income tax provision              $     1,545,198    $    1,312,184     $    1,122,000
                                                      ===============    ==============     ==============

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                   1996              1995
                                                                   ----              ----

         Allowance for loan losses                           $      581,500     $      567,900
         Deferred loan fees                                         396,000            397,400
         Other                                                       22,800             15,700
                                                             --------------     --------------
              Deferred tax asset                                  1,000,300            981,000
                                                             --------------     --------------

         Tax depreciation in excess of book depreciation           (486,600)          (428,400)
         Discount accretion on investment securities                (19,400)           (22,300)
         Pension costs                                             (114,000)          (122,600)
         Undistributed equity earnings of computer center          (269,700)          (269,700)
         Federal Home Loan Bank stock dividends                    (185,400)          (118,400)
         Unrealized gain on securities available for sale           (84,900)          (200,400)
         Purchase accounting adjustments related to the
           purchase of Castalia, net of amortization               (136,100)          (136,800)
                                                             --------------     --------------
              Deferred tax liability                             (1,296,100)        (1,298,600)
                                                             --------------     --------------

                  Net deferred tax liability                 $     (295,800)    $     (317,600)
                                                             ==============     ==============

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS

The Corporation and its subsidiaries sponsor a savings and retirement 401(k) plan which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $44,000, $42,000 and $39,000 in 1996, 1995 and 1994, respectively.

The Corporation and its subsidiaries also sponsor a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 21, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. No contributions were allowable in 1996, 1995 or 1994.

Pension expense included the following components:

                                                         1996              1995           1994
                                                         ----              ----           ----

Service cost - benefits earned during the year        $ 210,335         $ 189,997     $  259,656
Interest cost on projected benefit obligation           216,600           227,899        222,135
Actual return on plan assets                           (265,410)         (553,914)      (103,129)
Net amortization and deferral                          (105,368)           94,970       (344,477)
                                                      ---------         ---------     ----------

         Net pension expense (income)                 $  56,157         $ (41,048)    $   34,185
                                                      =========         =========     ==========

-------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 10 - RETIREMENT PLANS (Continued)

The following table sets forth the funded status of the plan as of December 31, 1996 and 1995:

                                                                              1996           1995
                                                                              ----           ----
Actuarial present value of benefit obligations:
         Accumulated benefit obligation, including vested benefits of
           $2,097,524 in 1996 and $2,585,998 in 1995                    $ (2,157,628)    $ (2,735,901)
         Provision for future salary increases                            (1,283,318)      (1,490,727)
                                                                        ------------     ------------
         Projected benefit obligation                                     (3,440,946)     (4,226,628)
Plan assets at fair value, representing fixed income
         and equity fund investments of insurance company                  4,450,990       4,791,969
                                                                        ------------     -----------

Net excess of plan assets over projected benefit obligation                1,010,044         565,341
Unrecognized prior service cost                                              142,479         152,272
Unrecognized net loss (gain)                                                (123,453)        427,107
Unrecognized net transition asset at January 1, 1989, being

  recognized over 17 years                                                  (733,571)       (793,050)
                  --                                                    ------------     -----------

Prepaid pension expense included in other assets                        $    295,499     $   351,670
                                                                        ============     ===========


Significant assumptions used:                                              1996        1995      1994
                                                                           ----        ----      ----

         Discount rate                                                     7.71%       6.89%      8.65%
         Rate of increase in compensation levels                           5.00        5.00       5.00
         Long-term rate of return on assets                                9.00        9.00       9.00



--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Bank subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of and for the years ending December 31, 1996 and 1995.

Commitments to extend credit and letters of credit approximated the following amounts at December 31, 1996 and 1995:

                                                                  Contract Amount
                                                                  ---------------
                                                             1996                 1995
                                                             ----                 ----
Commitments to extend credit:
         Lines of credit and construction loans          $ 14,081,000           $ 11,164,000
         Credit cards                                       4,235,000              3,583,000

Letters of credit                                              62,000                377,000
                                                         ------------           ------------

                                                         $ 18,378,000           $ 15,124,000
                                                         ============           ============

Citizens and Castalia are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1996 and 1995 approximated $1,702,000 and $1,572,000, respectively.

In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions but, in the opinion of management and its legal counsel, ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

--------------------------------------------------------------------------------

                      (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK
(Continued)

Citizens entered into an Agreement of Purchase and Assumption dated October 3, 1996, with EST National Bank of Elyria, Ohio. Citizens proposed to purchase, from EST National Bank, banking offices located at 4416 Milan Road, Sandusky, Ohio, 24 Main Street, Berlin Heights, Ohio and an ATM located within the Sandusky Mall at 4314 Milan Road, Sandusky, Ohio. Citizens assumed deposit liabilities of the above banking offices totaling $14,577,000 in January 1997. Citizens paid to EST National Bank an amount equal to 10.25% of the aggregate sum of the deposits or $1,494,000 on the date of closing.

Citizens also purchased the assets represented by the real estate located at 4416 Milan Road, Sandusky, Ohio 44870 and 24 Main Street, Berlin Heights, Ohio 44814, respectively, the contents of the banking offices and the stand-alone ATM located at 4314 Milan Road, Sandusky, Ohio 44870 for the sum of $956,000.

NOTE 12 - RESTRICTIONS ON RETAINED EARNINGS

The Corporation's primary source of funds for paying dividends to its shareholders and for operating expenses is dividends received from the Banks. Payment of dividends by the Banks to the Corporation is subject to restrictions by their regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory requirements. Under the most restrictive of these requirements, the Corporation estimates that retained earnings available for payment of dividends by the Banks to the Corporation approximates $2,549,000 and $4,497,000 at December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS

The Corporation and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 1996, the most recent notification from the Federal Reserve categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

At December 31, 1996 and 1995, the Corporation's actual capital levels (in millions) and minimum required levels were:

                                                                               To Be Well
                                                                           Capitalized Under
                                                         For Capital      Prompt Corrective
                                        Actual       Adequacy Purposes    Action Provisions
                                        ------       -----------------    -----------------
                                    Amount   Ratio   Amount      Ratio    Amount    Ratio
                                    ------   -----   ------      -----    ------    -----
         1996
         ----
         Total capital
           (to risk weighted
           assets)                  $  34.3   22.2%  $  12.4     8.0%     $  15.5   10.0%
         Tier I capital
           (to risk weighted
           assets)                  $  32.0   20.8%  $   6.2     4.0%     $   9.3    6.0%
         Tier I capital
           (to average assets)      $  32.0   10.6%  $  12.0     4.0%     $  15.0    5.0%

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)

                                                                             To Be Well
                                                                          Capitalized Under
                                                         For Capital      Prompt Corrective
                                         Actual        Adequacy Purposes  Action Provisions
                                         ------        -----------------  -----------------
                                    Amount    Ratio      Amount  Ratio    Amount    Ratio
                                    ------    -----      ------  -----    ------    -----
         1995
         ----
Total capital
  (to risk weighted
  assets)                           $  33.4   21.5%     $  12.5   8.0%    $  15.6   10.0%
Tier I capital
  (to risk weighted
  assets)                           $  30.9   19.9%     $   6.2   4.0%    $   9.4    6.0%
Tier I capital
  (to average assets)               $  30.9   10.2%     $  12.1   4.0%    $  15.1    5.0%

At December 31, 1996 and 1995, the Corporation and the Banks were categorized as well capitalized.

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

A summary of condensed financial information of the parent company at December 31, 1996 and 1995 and for each of the years in the period ended December 31, 1996 are as follows:

CONDENSED BALANCE SHEETS                                                 1996                  1995
------------------------                                                 ----                  ----

Assets:

         Cash                                                      $  4,483,894            $ 3,463,353
         Investment in subsidiaries                                  30,332,695             30,409,999
         Other assets                                                   119,749                170,197
                                                                   ------------           ------------

                  Total assets                                     $ 34,936,338           $ 34,043,549
                                                                   ============           ============

Liabilities and Shareholders' Equity:
         Deferred income taxes and other liabilities               $    509,030           $    236,758
         Common stock                                                15,257,520             15,257,520
         Retained earnings                                           19,005,014             18,160,292
         Unrealized gain on securities available for sale               164,774                388,979
                                                                   ------------           ------------

                  Total liabilities and shareholders' equity       $ 34,936,338           $ 34,043,549
                                                                   ============           ============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
  (Continued)

CONDENSED STATEMENTS OF INCOME                                          1996            1995           1994
                                                                        ----            ----           ----

Dividends from subsidiaries                                     $    3,964,820    $  3,699,618   $ 2,328,890
Other income                                                             7,448           8,333
Expenses - other, net                                                 (154,283)        (45,313)      (30,449)
                                                                --------------    ------------   -----------

         Earnings before equity in undistributed
           net earnings of subsidiaries                              3,817,985       3,662,638     2,298,441

Equity in undistributed net earnings of subsidiaries                   146,901          19,589     1,359,792
                                                                --------------    ------------   -----------

         Net income                                             $    3,964,886    $  3,682,227   $ 3,658,233
                                                                ==============    ============   ===========


CONDENSED STATEMENTS OF CASH FLOWS                                     1996            1995           1994
                                                                       ----            ----           ----

Operating activities:
         Net income                                             $    3,964,886    $  3,682,227   $ 3,658,233
         Adjustment to reconcile net income to net cash
           provided by operating activities:
                  Change in other assets and other liabilities         272,720         (70,729)      (15,000)
                  Equity in undistributed net earnings of
                    subsidiaries                                      (146,901)        (19,589)   (1,359,792)
                                                                --------------    ------------   -----------

                  Net cash from operating activities                 4,090,705       3,591,909     2,283,441
                                                                --------------    ------------   -----------

Investing activities:
         Loan to subsidiary                                             50,000        (100,000)
                                                                --------------    ------------   -----------
                  Net cash from investing activities                    50,000        (100,000)
                                                                --------------    ------------   -----------

Financing activities:
         Cash dividends paid                                        (3,120,164)     (2,174,666)   (1,258,745)
                                                                --------------    ------------   -----------

                  Net cash from financing activities                (3,120,164)     (2,174,666)   (1,258,745)
                                                                --------------    ------------   -----------

                  Net increase in cash                               1,020,541       1,317,243     1,024,696

Cash at beginning of year                                            3,463,353       2,146,110     1,121,414
                                                                --------------    ------------   -----------

Cash at end of year                                             $    4,483,894    $  3,463,353   $ 2,146,110
                                                                ==============    ============   ===========

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments are as follows at December 31, 1996 and 1995:

                                                December 31, 1996               December 31, 1995
                                           Carrying         Estimated      Carrying         Estimated
                                            Amount          Fair Value      Amount          Fair Value
                                            ------          ----------      ------          ----------

Financial assets:
       Cash and due from banks         $  11,615,060    $  11,615,000    $  16,295,910    $  16,296,000
       Federal funds sold                  8,521,000        8,521,000        7,915,000        7,915,000
       Securities available for sale      58,971,155       58,971,000       57,711,219       57,711,000
       Securities held to maturity         9,789,977        9,949,000       16,735,757       17,099,000
       Loans, net of allowance for
         loan losses                     202,485,385      201,554,000      193,266,543      201,141,000
       Accrued interest receivable         1,823,667        1,824,000        2,369,641        2,370,000

Financial liabilities:
       Deposits                         (240,497,699)    (240,239,000)    (242,342,184)    (243,596,000)
       Federal Home Loan Bank
         borrowings                      (15,671,686)     (15,673,000)     (16,789,953)     (16,850,000)
       Securities sold under
         repurchase agreements
         and other borrowings            (10,546,011)     (10,546,000)      (8,753,430)      (8,753,000)
       Accrued interest payable             (389,438)        (389,000)        (596,912)        (597,000)


--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and due from banks and federal funds sold is considered to approximate cost. Estimated fair value of securities is based on quoted market values for the individual securities or equivalent securities. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans which reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value is determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities based on experienced prepayment rates. Fair value for nonaccrual loans is based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. Estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio. Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, is the amount payable on demand. Fair value of fixed-maturity certificates of deposit is estimated using the rates offered at December 31, 1996 and 1995 for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of Federal Home Loan Bank borrowings is estimated using the rates offered at December 31, 1996 and 1995 for borrowings of similar remaining maturities. Fair value of accrued interest and other borrowings, consisting of securities sold under agreements to repurchase and U.S. Treasury interest-bearing demand notes payable, is determined to be the carrying amount since these financial instruments generally represent obligations which are due on demand. The fair value of unrecorded commitments at December 31, 1996 and 1995 is not material.

While the estimates of fair value are based on management's judgment of the most appropriate factors, no assurance can be made that were the Corporation to have disposed of such items at December 31, 1996 or 1995, estimated fair values would necessarily have been achieved at these dates, since market values may differ depending on various circumstances. Estimated fair values at December 31, 1996 and 1995 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Corporation may have value but are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the value of a trained work force, customer goodwill and similar items.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to directors and executive officers of the Corporation as of December 31, 1996:

                                                                                                   Director
             Name                      Age                   Position                              since (1)
             ----                      ---                   --------                              --------

Directors
---------

         John L. Bacon                  71           Chairman of the Board                           1973
                                                       Mack Iron Works Company

         Mary Lee G. Close              81           Personal Investments                            1983

         Richard B. Fuller              74           Retired, former President of Universal          1960
                                                       Clay Products, Inc.

         H. Lowell Hoffman, M.D.        74           Retired, former Surgeon                         1980

         Lowell W. Leech                70           Chairman of the Board,                          1975
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company
                                                       The Castalia Banking Company

         Dean S. Lucal                  59           Attorney, Lucal & McGookey                      1973

         W. Patrick Murray              56           Attorney, Murray and Murray                     1983
                                                       Company, L.P.A.

         George L. Mylander             64           Educator                                        1965
                                                       Sandusky City Commission

         Paul H. Pheiffer               71           Chairman of the Board,                          1968
                                                       Sandusky Bay Development Company
                                                       (operates the Battery Park Marina in
                                                       Sandusky, Ohio)

         David A. Voight                54           President, First Citizens Banc Corp             1989
                                                       President, Chief Executive Officer
                                                       The Citizens Banking Company

         Richard O. Wagner              83           Retired, former Chairman of First Citizens      1968
                                                       Bank Corp and former President of
                                                       The Citizens Banking Company




            Name                     Age                        Position
            ----                     ---                        --------

EXECUTIVE OFFICERS

         Donald E. Gosser             61               Senior Vice President and Treasurer,
                                                         First Citizens Banc Corp
                                                         The Citizens Banking Company

         James O. Miller              44               Senior Vice President and Controller
                                                         First Citizens Banc Corp
                                                         The Citizens Banking Company

         Jay R. Pressler              52               Senior Vice President
                                                         First Citizens Banc Corp
                                                         The Citizens Banking Company

(1) Directorships were with The Citizens Banking Company alone until 1984 and with the Corporation since such date.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained under the caption "Executive Compensation" in the Proxy Statement, to be dated approximately March 12, 1997 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement, to be dated approximately March 12, 1997 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, to be dated approximately March 12, 1997 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THE REPORT

1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located on the indicated pages of this 1996 Annual Report.

PAGE IN ANNUAL REPORT

Independent Auditors' Report.........................................        37
Consolidated Balance Sheets..........................................        38
Consolidated Statements of Income....................................        39
Consolidated Statements of Shareholders' Equity......................        40
Consolidated Statements of Cash Flows................................        41
Notes to Consolidated Financial Statements...........................        42

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3   EXHIBITS

         **(3)(i)   Articles of Incorporation of First Citizens Banc Corp

         *(3)(ii)   Code of Regulations of First Citizens Banc Corp

         *(4)       Certificate for Registrant's Common Stock

         *(10)      Supplemental Retirement Benefit Agreement - Donald E.
                      Gosser

         ***(20)    Proxy Statement for the 1996 Annual Meeting of the
                      Shareholders

         *(21)      Subsidiaries of the Registrant

         **(27)     Financial Data Schedule

         **(99)     Safe Harbor Under the Private Securities Litigation Reform
                      Act of 1995

     * The indicated exhibits were previously filed by the Corporation as Exhibits to the Corporation's Application for Registration on Form 10 and such documents are incorporated herein by reference.

     ** The indicated exhibit has been filed as separate pages of the 1996 Form 10-K and is available to shareholders upon request.

    *** The indicated exhibit was previously filed by the Corporation and such document is herein incorporated by reference.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     First Citizens Banc Corp
                 ------------------------------------------------------------

By   /s/ David A. Voight
  ---------------------------------------------------------------------------
     David A. Voight, President (Principal Executive Officer)

By  /s/ James O. Miller
  ---------------------------------------------------------------------------
    James O. Miller, Senior Vice President and Controller
                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this twenty-eighth day of February 1997 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Lowell W. Leech                           /s/ David A. Voight
-----------------------------                ---------------------------------
Lowell W. Leech                              David A. Voight
Chairman of the Board                        President, Director

/s/ John L. Bacon                             /s/ W. Patrick Murray
-----------------------------                ---------------------------------
John L. Bacon                                W. Patrick Murray
Director                                     Director

/s/ Mary Lee G. Close                         /s/ George L. Mylander
-----------------------------                ---------------------------------
Mary Lee G. Close                            George L. Mylander
Director                                     Director

/s/ Richard B. Fuller                         /s/ Paul H. Pheiffer
-----------------------------                ---------------------------------
Richard B. Fuller                            Paul H. Pheiffer
Director                                     Director

/s/ H. Lowell Hoffman, M.D.                   /s/ Richard O. Wagner
-----------------------------                ---------------------------------
H. Lowell Hoffman, M.D.                      Richard O. Wagner
Director                                     Director

/s/ Dean S. Lucal
-----------------------------
Dean S. Lucal
Director



FIRST CITIZENS BANC CORP

                                    Directors
                                    ---------

JOHN L. BACON                              W. PATRICK MURRAY
  Chairman of the Board                      Attorney, Murray and Murray Company, L.P.A.
  Mack Iron Works Company                  GEORGE L. MYLANDER
MARY LEE G. CLOSE                            Retired Educator and City Official
RICHARD B. FULLER                            Chairman, Firelands Community Hospital
H. LOWELL HOFFMAN, M.D.                    PAUL H. PHEIFFER
LOWELL W. LEECH                              Sandusky Bay Development Company
  Chairman of the Board                    DAVID A. VOIGHT
  The Citizens Banking Company               President, Chief Executive Officer
  The Castalia Banking Company               The Citizens Banking Company
DEAN S. LUCAL                              RICHARD O. WAGNER
  Attorney, Lucal & McGookey

                                    Officers
                                    --------

LOWELL W. LEECH                            DONNA J. DALFERRO
  Chairman of the Board                      Vice President and Assistant Secretary
DAVID A. VOIGHT                            MARY K. SCHLESSMAN
  President                                  Vice President and Compliance Officer
DONALD E. GOSSER                           KAREN S. RUTGER
  Senior Vice President and Treasurer        Assistant Vice President Human Resources
JAMES O. MILLER                            BRENDA R. LEAL
  Senior Vice President and Controller       Auditor
JAY R. PRESSLER
  Senior Vice President



DIRECTORS OF AFFILIATED COMPANIES

The Citizens Banking Company
--------------------------------------------------------------------------------

JOHN L. BACON                               GRADY McDONALD
  Chairman of the Board                       President, McDonald's Car Wash, Inc.
  Mack Iron Works Company                   W. PATRICK MURRAY
MARY LEE G. CLOSE                             Attorney, Murray and Murray Company, L.P.A.
RICHARD B. FULLER                           GEORGE L. MYLANDER
ANTHONY S. GUERRA                             Retired Educator and City Official
  President, LEWCO, Inc.                      Chairman, Firelands Community Hospital
H. LOWELL HOFFMAN, M.D.                     PAUL H. PHEIFFER
LOWELL W. LEECH                               Sandusky Bay Development Company
  Chairman of the Board                     David A. Voight
  The Citizens Banking Company                President, Chief Executive Officer
DEAN S. LUCAL                                 The Citizens Banking Company
  Attorney, Lucal & McGookey                RICHARD O. WAGNER

Director Emeritus
LELAND J. WELTY, CPA

The Castalia Banking Company
--------------------------------------------------------------------------------

JOHN L. BACON                               LOWELL W. LEECH
  Chairman of the Board                       Chairman of the Board
  Mack Iron Works Company                     The Castalia Banking Company
JACK D. BOHN                                W. PATRICK MURRAY
  Partner, Bohn Implement Company             Attorney, Murray and Murray Company L.P.A.
  Farmer                                    ROBERT L. RANSOM
JOYCE A. KELLER                               Funeral Director, Ransom Funeral Home
  President and Secretary                   DAVID H. STRACK, D.D.S.
  The Castalia Banking Company                Bay Area Dental, Inc.


DIRECTORS OF AFFILIATED COMPANIES, CON'T

SCC Resources, Inc.

-------------------------------------------------------------------------------

H. LOWELL HOFFMAN, M.D.                     MELVIN J. ROHRBACHER
LEROY C. LINK                               DAVID A. VOIGHT
  President, SCC Resources, Inc.              President, Chief Executive Officer
                                              The Citizens Banking Company

R.A. Reynolds Appraisal Services, Inc.
-------------------------------------------------------------------------------

DEAN S. LUCAL                               DAVID A. VOIGHT
  Attorney, Lucal & McGookey                  President, Chief Executive Officer
ROBERT A. REYNOLDS                            The Citizens Banking Company
  President
  R.A. Reynolds Appraisal Services, Inc.

OFFICERS OF AFFILIATED COMPANIES

The Citizens Banking Company
-------------------------------------------------------------------------------

CHAIRMAN OF THE BOARD                     CREDIT CARD ADMINISTRATOR
Lowell W. Leech                           Paul D. Mesenburg
PRESIDENT, CHIEF EXECUTIVE OFFICER        CUSTOMER SERVICE OFFICER
David A. Voight                           Linda G. Kelley
SENIOR VICE PRESIDENTS                    Beverly A. Knupke
Donald E. Gosser, Cashier                 Deborah E. Morrow
James O. Miller                           LENDING OFFICERS
Jay R. Pressler                           Richard C. Finneran, Jr.
VICE PRESIDENTS                           David G. Majoy
Donna J. Dalferro, Secretary              Donna M. Miller
Lee A. Jordan                             Brenda J. Stallard
David L. Ott                              Suellen M. Williams
Charles C. Riesterer                      MORTGAGE LOAN ADMINISTRATOR
ACCOUNTING OFFICER                        Kenneth C. Hahn
Douglas A. Greulich                       OPERATIONS OFFICERS
ASSISTANT LOAN ADMINISTRATOR              Ann E. Baum
Brian P. White                            Susan A. Winkel
ASSISTANT VICE PRESIDENT                  SALES AND MARKETING OFFICER
Judy A. Burkey                            Christine J. Kane
Marcia A. Gasteier                        SENIOR OPERATING OFFICER
Robin J. Grathwol                         David J. Dillon
Karen S. Rutger                           Paula J. York
CONTROLLER
Todd A. Michel

The Castalia Banking Company
-------------------------------------------------------------------------------

CHAIRMAN OF THE BOARD                     LENDING OFFICERS
Lowell W. Leech                           Virginia L. Bluhm
PRESIDENT & SECRETARY                     OPERATIONS OFFICERS
Joyce A. Keller                           Rae L. Cox
SENIOR VICE PRESIDENT                     Sharon K. Keimer
Bruce A. Bravard, Cashier                 Mary K. Meyer
VICE PRESIDENT
Kenneth R. Lehrer
Mary K. Schlessman

OFFICERS OF AFFILIATED COMPANIES, CON'T.

SCC Resources, Inc.
-------------------------------------------------------------------------------

PRESIDENT                                 CUSTOMER SERVICE
LeRoy C. Link                             Lori A. McCauley
VICE PRESIDENTS                           SECRETARY-TREASURER
David E. Bruck                            James O. Miller
William E. Couch                          OPERATIONS OFFICER
Kenneth E. Crane                          Geriann M. Sartor
Thomas C. York, Jr.

R.A. Reynolds Appraisal Services, Inc.
-------------------------------------------------------------------------------

PRESIDENT                                 SECRETARY
Robert A. Reynolds                        Jay R. Pressler
VICE PRESIDENT                            TREASURER
John F. Stauffer                          James O. Miller

FIRST CITIZENS BANC CORP

SHAREHOLDER INFORMATION

The Annual Meeting of the Shareholders of First Citizens Banc Corp will be held at The Citizens Banking Company, 100 East Water Street, Sandusky, Ohio on April 15, 1997 at 2:00 p.m. Notice of the meeting and a proxy statement will be sent to shareholders in a separate mailing.

REGISTRAR AND TRANSFER AGENT
Fifth Third Bank
Corporate Trust Stock Transfer Division
38 Fountain Square Plaza
Cincinnati, Ohio  45202

FIRST CITIZENS BANC CORP
100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

AFFILIATE
The Citizens Banking Company
100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

The Castalia Banking Company
208 South Washington Street
Castalia, Ohio  44870
Tel:  (419) 684-5333  Fax:  (419) 625-0081

SCC Resources, Inc.
165 East Water Street
Sandusky, Ohio  44824
Tel:  (419) 625-1605  Fax:  (419) 684-7051

R.A. Reynolds Appraisal Services, Inc.
165 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-1605  Fax:  (419) 625-0081