Form 10-Q
period 1997-03-31
FIRST CITIZENS BANC CORP /OH
filed 1997-05-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

Commission File Number:.................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                           34-1558688
             ----                                           ----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
         or organization)                               Identification Number)

100 East Water Street, Sandusky, Ohio                              44870
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

                           Common Stock, no par value
                           Outstanding at May 13, 1997
                             3,051,504 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.           Financial Information

ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  March 31, 1997 and December 31, 1996..............................3
              Consolidated Statements of Income (unaudited)
                  Three months ended March 31, 1997 and 1996........................4
              Consolidated Statement of Shareholders' Equity (unaudited)
                  Three months ended March 31, 1997 and 1996........................5
              Consolidated Statement of Cash Flows (unaudited)
                  Three months ended March 31, 1997 and 1996........................6
              Notes to Consolidated Financial Statements (Unaudited).............7-14

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................15-18

PART II.       Other Information

ITEM 1.       Legal Proceedings....................................................19

ITEM 2.       Changes in Securities................................................19

ITEM 3.       Defaults upon Senior Securities......................................19

ITEM 4.       Submission of Matters to a Vote of Security Holders..................19

ITEM 5.       Other Information....................................................19

ITEM 6.       (a) Exhibits.........................................................19

SIGNATURES        .................................................................20

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet


                                                                      (Unaudited)

                                                                               December 31,
         Assets                                             March 31, 1997         1996
                                                            --------------    -------------

Cash and due from banks                                      $  13,753,871    $  11,615,060
Federal funds sold                                               8,148,000        8,521,000
Securities (Note 3)
         Available-for-sale                                     59,526,663       58,971,155
         Held-to-maturity                                        9,238,939        9,789,977
                                                             -------------    -------------

                Total investment securities                     68,765,602       68,761,132

Loans (Notes 4)                                                206,754,828      205,127,385
         Less: Allowance for possible loan losses (Note 5)      (2,681,049)      (2,642,000)
                                                             -------------    -------------

                Net Loans                                      204,073,779      202,485,385

Office premises and equipment, net                               7,271,064        6,373,506
Accrued interest receivable                                      2,077,305        1,823,667
Intangible assets                                                3,092,047        1,679,465
Other assets                                                     2,054,395        1,518,404
                                                             -------------    -------------

                Total assets                                 $ 309,236,063    $ 302,777,619
                                                             =============    =============

         Liabilities

Deposits
         Interest bearing                                    $ 219,738,583    $ 215,873,075
         Noninterest bearing                                    29,129,771       24,624,624
                                                             -------------    -------------

                Total deposits                                 248,868,354      240,497,699

Federal Home Loan Bank borrowings                               15,382,102       15,671,686
Securities sold under agreements to repurchase                   6,180,638        9,157,032
U. S. Treasury interest-bearing demand notes payable             1,897,262        1,388,979
Accrued interest, taxes and other expenses                       2,132,572        1,634,915
                                                             -------------    -------------

                Total liabilities                              274,460,928      268,350,311

Commitments and contingencies (Note 6)

         Shareholders' Equity

Common stock, no par value, 10,000,000 shares authorized,
         3,051,504 shares issued and outstanding                15,257,520       15,257,520
Retained Earnings                                               19,489,418       19,005,014
Unrealized gain on securities available for sale                    28,197          164,774
                                                             -------------    -------------

                Total shareholders' equity                      34,775,135       34,427,308
                                                             -------------    -------------

                Total liabilities and shareholders' equity   $ 309,236,063    $ 302,777,619
                                                             =============    =============

See notes to interim consolidated financial statements.                   Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)


                                                                Three months ended
                                                                     March 31,
                                                              -------------------------
                                                                 1997           1996

INTEREST INCOME:
         Interest and fees on loans                           $4,381,966     $4,210,065
         Interest and dividends on securities
                Taxable                                          648,566        640,603
                Nontaxable                                       341,412        376,944
         Interest on federal funds sold                          122,087        112,793
         Other interest income                                     1,024          1,266
                                                              ----------     ----------

                       Total interest income                   5,495,055      5,341,671

INTEREST EXPENSE:
         Interest on deposits                                  2,003,429      2,011,216
         Interest on FHLB borrowings                             222,949        238,895
         Interest on other borrowings                             73,788         88,436
                                                              ----------     ----------

                       Total interest expense                  2,300,166      2,338,547
                                                              ----------     ----------

NET INTEREST INCOME                                            3,194,889      3,003,124

PROVISION FOR LOAN LOSSES (Note 5)                                98,500         69,500
                                                              ----------     ----------

NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                             3,096,389      2,933,624

NONINTEREST INCOME:
         Computer center service charges and retail sales        576,742        521,991
         Service charges on deposit accounts                     129,409        116,520
         Security gain/(loss)                                      6,250          5,500
         Other operating income                                  213,324        220,851
                                                              ----------     ----------

                       Total noninterest income                  925,725        864,862

NONINTEREST EXPENSE:
         Salaries, wages and benefits                          1,419,562      1,308,774
         Net occupancy expense                                   142,763        134,694
         Equipment                                               178,624        152,016
         FDIC Premiums                                             7,705          1,000
         Franchise Tax                                           109,058        112,457
         Professional Fees                                       131,920        127,116
         Other operating expenses                                772,565        595,835
                                                              ----------     ----------

                       Total noninterest expense               2,762,197      2,431,892
                                                              ----------     ----------

                       Income before taxes                     1,259,917      1,366,594

Provision for Income Taxes                                       348,302        372,790
                                                              ----------     ----------

                       Net Income                             $  911,615     $  993,804
                                                              ==========     ==========

Per share data (based on 3,051,504 shares)

                       Earnings per share                     $     0.30     $     0.33

                       Dividends declared                     $     0.14     $     0.13

See notes to interim consolidated financial statements                    Page 4

                            FIRST CITIZENS BANC CORP
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                       Three months ended
                                                            March 31,
                                               ---------------------------------
                                                    1997                1996

Balance at beginning of period                  $34,427,308         $33,806,791

Net earnings                                        911,615             993,804

Cash dividends                                     (427,211)           (381,438)

Market adjustment on securities
     available for sale                            (136,577)           (206,651)
                                               ------------        ------------

Balance at end of period                        $34,775,135         $34,212,506
                                               ============        ============















See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                     1997             1996
Cash flows from operating activities
     Net Income                                                                $    911,615      $    993,804
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization of office premises and equipment          157,253           146,512
            Amortization of goodwill                                                 81,512            50,384
            Provision for loan losses                                                98,500            25,838
            Change in deferred loan fees                                            (12,282)          (14,043)
            Net amortization of security premiums and discounts                      32,811            34,856
            Change in accrued interest receivable                                  (253,638)          255,346
            Change in other assets                                                 (535,991)         (461,083)
            Change in accrued interest, taxes and other expenses                    540,364          (267,717)
                                                                               ------------      ------------

                 Net cash from operating activities                               1,020,144           763,897

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                           542,219         2,196,541
     Maturities and calls of securities, available-for-sale                       3,094,740         2,265,278
     Purchases of securities, available-to-sale                                  (3,881,185)       (2,202,356)
     Loans made to customers, net of principal collected                         (1,674,612)        2,672,113
     Change in federal funds sold                                                   373,000          (923,000)
     Purchases of office premises and equipment                                     (98,666)         (159,029)
                                                                               ------------      ------------

                 Net cash from investing activities                              (1,644,504)        3,849,547

Cash flows from financing activities
     Branch acquisition                                                          12,153,945                 0
     Repayments of FHLB borrowings                                                 (289,584)         (273,638)
     Net change in deposits                                                      (6,205,868)       (2,456,334)
     Change in securities sold under agreements to repurchase                    (2,976,394)       (4,406,516)
     Change in U. S. Treasury interest-bearing demand notes payable                 508,283           913,336
     Cash dividends paid                                                           (427,211)         (381,438)
                                                                               ------------      ------------

                 Net cash from financing activities                               2,763,171        (6,604,590)
                                                                               ------------      ------------

Net change in cash and cash equivalents                                           2,138,811        (1,991,146)

Cash and due from banks at beginning of period                                   11,615,060        16,295,910
                                                                               ------------      ------------

Cash and due from banks at end of period                                       $ 13,753,871      $ 14,304,764
                                                                               ============      ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                              $  2,276,508      $  2,343,374

         Income taxes                                                                     0      $     95,000

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

         The consolidated balance sheets as of March 31, 1997 and December 31, 1996; the consolidated statements of income for the three month periods ended March 31, 1997 and 1996; the consolidated statement of shareholders' equity for the three months ended March 31, 1997 and 1996; and the consolidated statement of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 1997 and its results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of form 10-Q and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1996 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

         The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. The corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted tax rates.

         Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities",was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


         effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for the financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation.


(2) Branch Acquisition

         On January 21, 1997, Citizens acquired from EST National Bank of Elyria, Ohio, certain assets including cash and premises and equipment and assumed certain deposit and other liabilities of two branch banking offices. The transaction was accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded based on their respective market values at the date acquisition. A summary of the assets acquired and the liabilities assumed are as follows:



ASSETS                                                         LIABILITIES

Cash and cash equivalents                   $12,153,945        Noninterest bearing deposits                   $4,559,545

Premises and equipment                          956,145        Interest bearing deposits                      10,016,978
                                                                                                      ------------------
Identified intangible assets                  1,494,094           Total deposits                              14,576,523
                                     ------------------
   Total assets                             $14,604,184
                                     ==================
                                                               Other liabilities                                  27,661
                                                                                                      ------------------
                                                                  Total liabilities                          $14,604,184
                                                                                                      ==================

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(3)  Securities
         The gross unrealized gains and losses of securities as presented in the consolidated balance sheets at March 31, 1997 and December 31,1996 are as follows:



                                                                           March 31, 1997
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
            AVAILABLE FOR SALE                    Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                         $37,037,977              $10,505           ($256,584)           $36,791,898
Obligations of state and political
subdivisions                                       18,836,155              374,797             (85,118)            19,125,834
Other securities, including mortgage-
backed securities                                   3,609,809                                     (878)             3,608,931
                                            -----------------    -----------------    -----------------    ------------------
                                                  $59,483,941             $385,302           ($342,580)           $59,526,663
                                                  ===========             ========           ==========           ===========

                                                                            March 31, 1997
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
             HELD TO MATURITY                     Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                          $1,000,000              $16,563                                 $1,016,563
Obligations of state and political
subdivisions                                        6,005,141              113,631             ($7,788)             6,110,984
Other securities, including mortgage-
backed securities                                   2,233,798                5,815             (14,087)             2,225,526
                                            -----------------    -----------------    -----------------    ------------------
                                                   $9,238,939             $136,009            ($21,875)            $9,353,073
                                                   ==========             ========            =========            ==========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

                                                                           December 31, 1996

                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
            AVAILABLE FOR SALE                    Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                         $37,000,835              $58,526           ($155,293)           $36,904,068
Obligations of state and political
subdivisions                                       18,109,603              433,174             (86,282)            18,456,495
Other securities, including mortgage-
backed securities                                   3,611,060                                     (468)             3,610,592
                                            -----------------    -----------------    -----------------    ------------------
                                                  $58,721,498             $491,700           ($242,043)           $58,971,155
                                                  ===========             ========           ==========           ===========



                                                                            December 31, 1996
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
             HELD TO MATURITY                     Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                          $1,000,000              $23,125                                 $1,023,125
Obligations of states and political
subdivisions                                        6,329,284              141,366             ($7,318)             6,463,332
Other securities, including mortgage-
backed securities                                   2,460,693               12,007             (10,648)             2,462,052
                                            -----------------    -----------------    -----------------    ------------------
                                                   $9,789,977             $176,498            ($17,966)            $9,948,509
                                                   ==========             ========            =========            ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


The amortized cost and estimated fair value of debt securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                                              Estimated Fair
                                             Amortized Cost        Value
AVAILABLE FOR SALE
Due in one year or less                        $15,084,048     $15,060,227
Due after one year through five years           29,201,785      29,229,390
Due after five years through ten years          10,552,276      10,588,959
Due after ten years                              1,036,023       1,039,156
Mortgage-backed securities                          48,559          47,681
Other securities                                 3,561,250       3,561,250
                                               -----------     -----------
       Total securities available for sale     $59,483,941     $59,526,663
                                               ===========     ===========

HELD TO MATURITY
Due in one year or less                         $4,178,500      $4,225,650
Due after one year through five years            2,826,641       2,901,897
Mortgage-backed securities                       2,233,798       2,225,526
                                               -----------     -----------
       Total securities held to maturity        $9,238,939      $9,353,073
                                               ===========     ===========


         No securities were sold during the three months ended March 31, 1997 or 1996. Securities called or settled by the issuer resulted in gains of $6,250 for the three months ended March 31, 1997 and $5,500 for the three months ended March 31, 1996.

         Securities with a carrying value of approximately $38,955,000 and $33,650,000 were pledged as of March 31, 1997 and December 31, 1996, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(4)  Loans

         Loans as presented in the consolidated balance sheet are comprised of the following classifications:


                                                               3/31/97                 12/31/96
                                                        --------------          ---------------
Commercial and agriculture                                 $40,055,751              $42,038,299
Real estate - mortgage                                     134,083,729              131,491,632
Real estate - construction                                   1,829,605                2,079,810
Consumer                                                    30,214,799               29,232,380
Credit card and other                                        1,723,340                1,449,945
Deferred loan fees                                         (1,152,399)              (1,164,681)
                                                        --------------          ---------------
                       Total loans                        $206,754,828             $205,127,397
                                                          ============             ============


(5) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 1997 and March 31, 1996 is as follows:


                                                                  1997                     1996
                                                          ------------            -------------
Balance January 1,                                          $2,642,000               $2,602,000
Loans charged off                                            (115,635)                  (72,863)
Recoveries                                                      56,184                   29,201
Provision for loan losses                                       98,500                   69,500
                                                          ------------            -------------
Balance March 31,                                           $2,681,049               $2,627,838
                                                            ==========               ==========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


Information regarding impaired loans is as follows for the three months ended March 31.


                                                                             1997                              1996
                                                                    -------------                    --------------
Average investment in impaired loans                                   $1,883,000                        $2,340,000
Interest income recognized on impaired loans
including interest income recognized on cash
basis                                                                     $42,366                           $31,804
Interest income recognized on impaired loans
on cash basis                                                             $42,366                           $31,804


Information regarding impaired loans at March 31, 1997 and December 31, 1996 is as follows:


                                                                          3/31/97                          12/31/96
                                                                    -------------                    --------------
Balance impaired loans                                                 $1,883,000                        $1,982,000
Less portion for which no allowance for loan
losses is allocated                                                           ---                               ---
Portion of impaired loan balance for which an
allowance for credit losses is allocated                                1,883,000                         1,982,000
Portion of allowance for loan losses allocated to
the impaired loan balance                                                 471,000                           495,000


(6) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

         determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of March 31, 1997 and December 31, 1996.

         Commitments to extend credit and letters of credit approximated the following amounts at March 31, 1997 and December 31, 1996.


                                                                Contract Amount
                                                                ---------------

                                                       March 31, 1997      December 31, 1996
                                                       --------------      -----------------
Commitment to extend credit:
     Lines of credit and construction loans               $13,597,000           $14,081,000
     Credit cards                                           4,171,000             4,235,000
Letters of credit                                             297,000                62,000
                                                      ---------------       ---------------
                                                          $18,065,000           $18,378,000

         Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 1997 and December 31, 1996 approximated $1,720,000 and $1,702,000 respectively.

         In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions, but in the opinion of management and its legal counsel, ultimate disposition of such legal matters is not expected to have a material adverse effect on the consolidated financial statements.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


Introduction
------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 1997, compared to December 31, 1996 and the consolidated results of operations for the three month period ending March 31, 1997 compared to the same period in 1996. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities which would have such effect if implemented.

In addition to the historical information contained herein, the following discussion contains forward- looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations, and the Corporation's actual results could differ significantly from those disclosed in forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Corporation's general market area.

Some of the forward-looking statements included herein are the statements regarding the following:

         1. Management's determination of the amount of loan loss allowance and the amount of the loan loss provision;

         2.  The sufficiency of the Corporation's liquidity and capital reserves

See Exhibit 99, which is incorporated herein by reference.


Financial Condition
-------------------

Total assets of the Corporation at March 31, 1997 totalled $309,236,063 compared to $302,777,619 at December 31, 1996. This was an increase of $6,458,444 or 2.1 percent. Within the structure of the assets, net loans have increased $1,588,394 since December 31, 1996. Office premises and equipment have increased $887,558 and intangible assets have increased $1,412,582 since December 31, 1996. The increase in these two areas is attributable to the acquisition of two branches by The Citizens Banking Company.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


At March 31, 1997, $59,526,663 or 86.6 percent of the portfolio was classified as available-for-sale. The remainder of $9,238,939 was classified as held-to-maturity. Securities remained nearly the same, increasing only $4,470 from December 31, 1996. As of March 31, 1997, the net unrealized gain of the available-for-sale portfolio was $42,722 compared to $249,657 at December 31, 1996. The decrease in the net unrealized gain reflects changes in market values due to the current interest rate environment.

Total loans at March 31, 1997 increased $1,627,443 or 0.8 percent from year end 1996. At March 31, 1997, the net loan to deposit ratio was 82.0 percent compared to 84.2 percent at December 31, 1996.

This is reflective of the increase in deposits acquired in the purchase of two branches exceeding the loan growth during the first quarter of 1997.

At March 31, 1997, the allowance for loan losses as a percent of total loans was
1.30 percent compared to 1.29 percent at December 31, 1996. For the three months of operations of 1997, $98,500 was placed into the allowance from earnings compared to $69,500 for the same period of 1996. Net charge offs for the first three months of 1997 were $59,451 compared to $43,662 for the same period of 1996. Impaired loans at March 31, 1997 totalled $1,883,000 or 0.9 percent of the loan portfolio compared to $1,982,000 or 1.0 percent of the loan portfolio at December 31, 1996.

Total deposits at March 31, 1997 increased $8,370,655 from year-end 1996. Noninterest bearing deposits, representing demand deposit balances, increased $4,505,147 from year-end 1996. Interest bearing deposits, including savings and time deposits, decreased $3,865,508 from year-end 1996. The year to date 1997 average balance of savings deposits has increased $1,240,000 compared to the average balance of the same period for 1996. The current average rate of these deposits is 2.81 percent. The year to date 1997 average balance of time certificates has increased $1,451,000 compared to the average balance for the same period for 1996. The current average rate on these deposits is 5.15 percent.

Other borrowed funds have decreased $2,757,695 from December 31, 1996 to March 31, 1997. Federal Home Loan Bank borrowings have decreased $289,584 as a result of scheduled paydowns. Securities sold under agreements to repurchase have decreased $2,976,394 and U.S. Treasury Tax Demand Notes have increased $508,283.

Shareholders' equity at March 31, 1997 was $34,775,135 which was 11.2 percent of total assets. Shareholders' equity at December 31, 1996 was $34,427,308 which was 11.4 percent of total assets. The increase in shareholders' equity was represented by earnings of $911,615 less dividends of $427,211 and less the decrease in the unrealized gain on securities available for sale of $136,577.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


The company paid a cash dividend February 1, 1997 at the rate of $.14 per share. Total outstanding shares for the period December 31, 1996 to March 31, 1997 were 3,051,504.


Results of Operations
---------------------

Net income for the quarter ended March 31, 1997 were $911,615 or $.30 per common share compared to $993,804 or $.33 per common share for the same period in 1996. This was an decrease of $82,189 or 8.3 percent.

Net interest income for the first quarter 1997 totalled $3,194,889 compared to $3,003,124 for the first quarter of 1996. This was an increase of $191,765 or
6.4 percent. Total interest income for the first three months of 1997 has increased $153,384 or 2.9 percent compared to the same period of 1996. The average rate on earning assets on a tax equivalent basis for the first three months of 1997 was 8.01 percent compared to 7.81 percent for the same period of 1996. Total interest expense for the first three months of 1997 has decreased $38,381 or 1.6 percent compared to the same period of 1996. The average rate on paying liabilities for the first three months of 1997 was 3.84 percent compared to 3.99 percent for the same period of 1996. The net interest margin on a tax equivalent basis for the first three months was 4.74 percent for the three month period ended March 31, 1997 and 4.67 percent for the same period ended March 31, 1996.

Noninterest income for the first quarter 1997 totalled $925,725 compared to $864,862 for the first quarter 1996. This was an increase of $60,863 or 7.0 percent and mainly attributed to increases in revenue from the computer operations of $54,751, increased service charges on deposit accounts of $12,889, and decreased other operating income of $7,527.

Noninterest expense for the first quarter 1997 totalled $2,762,197 compared to $2,431,892 for the first quarter 1996. This was an increase of $330,305 or 13.6 percent. The single largest monetary increase in noninterest expense is in salaries, wages and employee benefits which increased $110,788 for the first three months of 1997 or 8.5 percent compared to the same period of 1996. The increase in salaries, wages and employee benefits is associated with the acquisition of two new branches.


Provision for Income Taxes
--------------------------

The provision for income taxes for the first quarter 1997 totalled $348,302 compared to $372,790 for the first quarter 1996. This was an decrease of $24,488 or 6.6 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $106,677.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------

Capital Resources
-----------------

Shareholders equity totalled $34,775,135 at March 31, 1997 compared to $34,427,308 at December 31, 1996. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                        Corporation Ratios  Regulatory

                                       3/31/97   12/31/96    Minimums
                                       -------   --------    --------
Tier I Risk Based Capital               19.73%     20.75%     4.00%
Total Risk Based Capital                20.99%     22.20%     8.00%
Leverage Ratio                          10.20%     10.64%     5.00%

The Corporation paid cash dividends of $.14 per common share on February 1, 1997 compared to the February 1996 dividend of $.13 per common share.

Capital expenditures totalled $1,054,811 for the first three months of 1997 compared to $159,029 for the same period of 1996. The capital expenditures for the first three months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.


Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first three months of 1997 the Banks maintained a federal funds sold position that averaged $9,314,000 In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totalling $6,500,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $10,417,898 at March 31, 1997. Finally, 86.6% of the Corporation's security portfolio has been classified as available for sale which provides additional liquidity.

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
--------------------------------------------------------------------------------


Part II - Other Information

ITEM 1.           LEGAL PROCEEDINGS
                  None.

ITEM 2.           CHANGES IN SECURITIES
                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5.           OTHER INFORMATION
                  None.

ITEM 6.           (A) EXHIBIT NO. 27        Financial Data Schedule.................................22
                  (B) EXHIBIT NO. 99        Safe Harbor Under the Private Securities Litigation Reform
                                            Act of 1995
                  (B) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                      May 13, 1997
----------------------------------------------           ------------
David A. Voight                                          Date
President



/s/ James O. Miller                                      May 13, 1997
-----------------------------------------------          ------------
James O. Miller                                          Date
Senior Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------



Exhibit
Number          Description                                           Page Number
------          -----------                                           -----------
27              Financial Data Schedule                               22

99              Safe Harbor Under the Private Securities              Incorporated by reference to Exhibit
                Litigation Reform Act of 1995                         99 to Annual Report on Form 10-K
                                                                      for the Year Ended December 31,
                                                                      1996 filed by the registrant on
                                                                      February 24, 1997