Form 10-Q
period 1997-06-30
FIRST CITIZENS BANC CORP /OH
filed 1997-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................June 30, 1997

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to..............................

Commission File Number:..................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                        34-1558688
                  ----                                        ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                               Identification Number)

                100 East Water Street, Sandusky, Ohio       44870
                -------------------------------------------------
               (Address of principle executive offices) (Zip Code)

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

                                     X  Yes
                                    ---
                                        No
                                    ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                         Outstanding at August 12, 1997
                             3,051,504 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.           Financial Information

ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  June 30, 1997 and December 31, 1996..........................................3
              Consolidated Statements of Income (unaudited)
                  Three and six months ended June 30, 1997 and 1996............................4
              Consolidated Statements of Shareholders' Equity (unaudited)
                  Three and six months ended June 30, 1997 and 1996............................5
              Consolidated Statements of Cash Flows (unaudited)
                  Six months ended June 30, 1997 and 1996......................................6
              Notes to Consolidated Financial Statements (unaudited)........................7-14

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................15-19

PART II.       Other Information

ITEM 1.       Legal Proceedings ..............................................................20

ITEM 2.       Changes in Securities ..........................................................20

ITEM 3.       Defaults upon Senior Securities ................................................20

ITEM 4.       Submission of Matters to a Vote of Security Holders .........................20-21

ITEM 5.       Other Information ..............................................................21

ITEM 6.       (a) Exhibits ...................................................................21

SIGNATURES        ............................................................................22


                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                          (Unaudited)
                                                                  June 30          December 31
         Assets                                                     1997               1996
                                                               -------------      -------------

Cash and due from banks                                           14,656,860         11,615,060
Federal funds sold                                                 6,872,000          8,521,000
Securities (Note 3)
         Available-for-sale                                       57,639,135         58,971,155
         Held-to-maturity                                          8,519,571          9,789,977
                                                               -------------      -------------

                Total securities                                  66,158,706         68,761,132

Loans (Note 4)                                                   218,506,559        205,127,385
         Less: Allowance for possible loan losses (Note 5)        (2,755,880)        (2,642,000)
                                                               -------------      -------------

                Net Loans                                        215,750,679        202,485,385

Office premises and equipment, net                                 7,229,434          6,373,506
Accrued interest receivable                                        2,194,867          1,823,667
Intangible assets                                                  3,010,535          1,679,465
Other assets                                                       2,036,321          1,518,404
                                                               -------------      -------------

                Total assets                                     317,909,402        302,777,619
                                                               =============      =============

         Liabilities

Deposits
         Interest bearing deposits                               220,607,697        215,873,075
         Noninterest bearing deposits                             33,708,908         24,624,624
                                                               -------------      -------------

                Total deposits                                   254,316,605        240,497,699

Federal Home Loan Bank borrowings                                 15,088,267         15,671,686
Securities sold under agreements to repurchase                     8,910,684          9,157,032
U. S. Treasury interest bearing demand notes payable               2,301,569          1,388,979
Accrued interest, taxes and other expenses                         1,825,461          1,634,915
                                                               -------------      -------------

                Total liabilities                                282,442,586        268,350,311

         Shareholders' Equity

Common stock, no par value; 10,000,000 shares authorized,
         3,051,504 shares issued and outstanding                  15,257,520         15,257,520
Retained Earnings                                                 19,978,830         19,005,014
Unrealized gain on securities available for sale                     230,466            164,774
                                                               -------------      -------------

                Total shareholders' equity                        35,466,816         34,427,308
                                                               -------------      -------------

                Total liabilities and shareholders' equity       317,909,402        302,777,619
                                                               =============      =============

See notes to interim consolidated financial statements.                  Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)


                                                                Three months ended            Six months ended
                                                                     June 30,                     June 30,
                                                           -------------------------     ---------------------------

                                                              1997            1996           1997           1996
INTEREST INCOME:
     Interest and fees on loans                            $4,567,740     $4,218,431     $ 8,949,706     $ 8,428,496
     Interest and dividends on securities
         Taxable                                              621,601        669,750       1,270,167       1,358,554
         Nontaxable                                           330,735        365,965         672,147         742,909
     Interest on federal funds sold                            98,105        103,777         220,192         216,570
     Other interest income                                     12,751            976          13,775           2,242
                                                           ----------     ----------     -----------     -----------

            Total interest income                           5,630,932      5,358,899      11,125,987      10,748,771

INTEREST EXPENSE:
     Interest on deposits                                   2,056,206      1,971,774       4,059,635       3,982,990
     Interest on FHLB borrowings                              218,700        234,980         441,649         473,875
     Interest on other borrowings                              58,610         72,482         132,398         160,918
                                                           ----------     ----------     -----------     -----------

            Total interest expense                          2,333,516      2,279,236       4,633,682       4,617,783
                                                           ----------     ----------     -----------     -----------

NET INTEREST INCOME                                         3,297,416      3,079,663       6,492,305       6,130,988

PROVISION FOR LOAN LOSSES (Note 5)                            103,000         79,500         201,500         149,000
                                                           ----------     ----------     -----------     -----------

NET INTEREST INCOME AFTER                                   3,194,416      3,000,163       6,290,805       5,981,988
         PROVISION FOR LOAN LOSSES

NONINTEREST INCOME:
     Computer center service charges and retail sales         533,648        533,245       1,110,390       1,055,236
     Service charges on deposit accounts                      131,230        120,907         260,639         237,427
     Security gain                                                  0         10,350           6,250          15,850
     Other operating income                                   243,308        196,333         456,632         368,984
                                                           ----------     ----------     -----------     -----------

            Total noninterest income                          908,186        860,835       1,833,911       1,677,497

NONINTEREST EXPENSE:
     Salaries,  wages and benefits                          1,420,294      1,308,190       2,839,856       2,616,964
     Net occupancy expense                                    148,981        137,494         291,744         272,188
     Equipment                                                183,420        156,794         362,044         308,810
     FDIC Premiums                                              7,777          1,500          15,482           2,500
     Franchise Tax                                            107,041        106,852         216,099         219,309
     Professional Fees                                        155,399        134,815         287,319         261,931
     Other operating expenses                                 795,054        626,397       1,567,619       1,222,233
                                                           ----------     ----------     -----------     -----------

            Total noninterest expense                       2,817,966      2,472,042       5,580,163       4,903,935
                                                           ----------     ----------     -----------     -----------

            Income before taxes                             1,284,636      1,388,956       2,544,553       2,755,550

Provision for Income taxes                                    368,014        387,969         716,316         760,759
                                                           ----------     ----------     -----------     -----------

            Net Income                                     $  916,622     $1,000,987     $ 1,828,237     $ 1,994,791
                                                           ==========     ==========     ===========     ===========

Per share data (based on 3,051,504 shares)

            Earnings per share                             $     0.30     $     0.33     $      0.60     $      0.65
                                                           ==========     ==========     ===========     ===========

            Dividends declared                             $    0.140     $   0.1275     $    0.2800     $    0.2525
                                                           ==========     ==========     ===========     ===========

See notes to interim consolidated financial statements                    Page 4

                            FIRST CITIZENS BANC CORP
           Consolidated Statements of Shareholders' Equity (Unaudited)


                                          Three months ended                   Six months ended
                                              June 30,                             June 30,
                                    ------------------------------      ------------------------------
                                         1997             1996                1997            1996

Balance at beginning of period      $ 34,775,135      $ 34,212,506      $ 34,427,308      $ 33,806,791

Net earnings                             916,622         1,000,987         1,828,237         1,994,791

Cash dividends                          (427,210)         (389,067)         (854,421)         (770,505)

Market adjustment on securities
     available for sale                  202,269          (325,244)           65,692          (531,895)
                                    ------------      ------------      ------------      ------------

Balance at end of period            $ 35,466,816      $ 34,499,182      $ 35,466,816      $ 34,499,182
                                    ============      ============      ============      ============






















See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Six months ended
                                                                                             June 30,
                                                                               -------------------------------
                                                                                     1997              1996
Cash flows from operating activities:
     Net Income                                                                $  1,828,237      $  1,994,791
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization of office premises and equipment          316,184           307,090
            Amortization of goodwill                                                163,024           100,767
            Provision for loan losses                                               201,500           149,000
            Change in deferred loan fees                                            (25,113)           (5,619)
            Net amortization of security premiums and discounts                      57,967            65,331
            Change in accrued interest receivable                                  (371,200)          (98,278)
            Change in other assets                                                 (517,917)         (326,697)
            Change in accrued interest, taxes and other expenses                    129,044          (647,267)
                                                                               ------------      ------------

                 Net cash from operating activities                               1,781,726         1,539,118
                                                                               ------------      ------------

Cash flows from investing activities:
     Maturities and calls of securities, held-to-maturity                         1,250,302         3,766,546
     Maturities and calls of securities, available-for-sale                       7,274,063         6,191,462
     Purchases of securities, available-to-sale                                  (5,880,373)       (7,393,476)
     Loans made to customers, net of principal collected                        (13,441,681)       (1,132,925)
     Change in federal funds sold                                                 1,649,000          (345,000)
     Purchases of office premises and equipment                                    (215,967)         (296,628)
                                                                               ------------      ------------

                 Net cash from investing activities                              (9,364,656)          789,979
                                                                               ------------      ------------

Cash flows from financing activities:
     Cash and cash equivalents received from branch acquisition                  12,153,945                 0
     Repayments of FHLB borrowings                                                 (583,419)         (551,191)
     Change in deposits                                                            (757,617)       (5,038,221)
     Change in securities sold under agreements to repurchase                      (246,348)         (290,190)
     Change in U. S. Treasury interest-bearing demand notes payable                 912,590         1,340,632
     Cash dividends paid                                                           (854,421)         (770,505)
                                                                               ------------      ------------

                 Net cash from financing activities                              10,624,730        (5,309,475)
                                                                               ------------      ------------

Net Change in cash and due from banks                                             3,041,800        (2,980,378)

Cash and due from banks at beginning of period                                   11,615,060        16,295,910
                                                                               ------------      ------------

Cash and due from banks at end of period                                       $ 14,656,860      $ 13,315,532
                                                                               ============      ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                              $  4,710,137      $  4,780,528
                                                                               ============      ============

         Federal Income taxes                                                  $    626,000      $    705,000
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

         The consolidated balance sheets as of June 30, 1997 and December 31, 1996; the consolidated statements of income for the three month periods ended June 30, 1997 and 1996, and for the six month periods ended June 30, 1997 and 1996; the consolidated statement of shareholders' equity for the three months ended June 30, 1997 and 1996, and for the six month periods ended June 30, 1997 and 1996; and the consolidated statement of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1997 and its results of operations and changes in cash flows for the periods ended June 30, 1997 and 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporations's 1996 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

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


ASSETS                                                    LIABILITIES

Cash and cash equivalents              $12,153,945        Noninterest bearing deposits         $4,559,545

Premises and equipment                     956,145        Interest bearing deposits            10,016,978
                                                                                            -------------
Identified intangible assets             1,494,094           Total deposits                    14,576,523
                                     -------------

   Total assets                        $14,604,184
                                     =============
                                                          Other liabilities                        27,661
                                                                                            -------------
                                                             Total liabilities                $14,604,184
                                                                                            =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(3)  Securities
         The gross unrealized gains and losses of the securities, as presented in the consolidated balance sheets at June 30, 1997 and December 31, 1996 are as follows:


                                                               June 30, 1997

                                                            Gross           Gross
                                           Amortized     Unrealized       Unrealized     Estimated Fair
        AVAILABLE FOR SALE                    Cost          Gains           Losses            Value
                                          -----------     ---------      ------------      -----------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                 $35,033,460       $18,703         ($115,783)     $34,936,380
Obligations of state and political
subdivisions                               18,597,513       474,637           (27,696)      19,044,454
Other securities, including mortgage-
backed securities                           3,658,971             0              (670)       3,658,301
                                          -----------     ---------      ------------      -----------
                                          $57,289,944      $493,340         ($144,149)     $57,639,135
                                          ===========     =========      ============      ===========




                                                               June 30, 1997

                                                            Gross            Gross
                                           Amortized      Unrealized      Unrealized     Estimated Fair
             HELD TO MATURITY                 Cost          Gains            Losses            Value
                                          -----------     ---------      ------------      -----------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                  $1,000,000       $12,813                $0       $1,012,813
Obligations of state and political
subdivisions                                5,448,373        88,027            (8,676)       5,527,724
Other securities, including mortgage-
backed securities                           2,071,198         9,170            (7,611)       2,072,757
                                          -----------     ---------      ------------      -----------
                                           $8,519,571      $110,010          ($16,287)      $8,613,294
                                          ===========     =========      ============      ===========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------



                                                             December 31, 1996

                                                            Gross           Gross
                                           Amortized      Unrealized      Unrealized      Estimated Fair
            AVAILABLE FOR SALE                Cost          Gains           Losses            Value
                                          -----------     ---------      ------------      -----------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                 $37,000,835       $58,526         ($155,293)     $36,904,068
Obligations of state and political
subdivisions                               18,109,603       433,174           (86,282)      18,456,495
Other securities, including mortgage-
backed securities                           3,611,060             0              (468)       3,610,592
                                          -----------     ---------      ------------      -----------
                                          $58,721,498      $491,700         ($242,043)     $58,971,155
                                          ===========     =========      ============      ===========


                                                               December 31, 1996

                                                             Gross           Gross
                                            Amortized     Unrealized      Unrealized     Estimated Fair
             HELD TO MATURITY                  Cost         Gains           Losses            Value
                                          -----------     ---------      ------------      -----------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                  $1,000,000       $23,125                $0       $1,023,125
Obligations of states and political
subdivisions                                6,329,284       141,366            (7,318)       6,463,332
Other securities, including mortgage-
backed securities                           2,460,693        12,007           (10,648)       2,462,052
                                          -----------     ---------      ------------      -----------
                                           $9,789,977      $176,498          ($17,966)      $9,948,509
                                          ===========     =========      ============      ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


The amortized cost and estimated fair value of securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                                                       Estimated Fair
                                                  Amortized Cost            Value
AVAILABLE FOR SALE

Due in one year or less                             $22,071,331          $22,035,996

Due after one year through five years                20,710,629           20,931,077

Due after five years through ten years               10,024,298           10,168,773

Due after ten years                                     824,715              844,988

Mortgage-backed securities                               47,021               46,351

Other securities                                      3,611,950            3,611,950
                                                    -----------          -----------
       Total securities available for sale          $57,289,944          $57,639,135
                                                    ===========          ===========


HELD TO MATURITY

Due in one year or less                              $4,599,335           $4,645,023

Due after one year through five years                 1,849,035            1,895,511

Mortgage-backed securities                            2,071,201            2,072,760
                                                    -----------          -----------

       Total securities held to maturity             $8,519,571           $8,613,294
                                                    ===========          ===========


No securities were sold during the six months ended June 30, 1997 or 1996. Securities called or settled by the issuer in 1996 resulted in gains of $6,250 for the six months ended June 30, 1997 and $15,850 for the six months ended June 30, 1996.

Securities with a carrying value of approximately $37,186,000 and $33,650,000 were pledged as of June 30, 1997 and December 31, 1996, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(4)  Loans

         Loans as presented in the consolidated balance sheets are comprised of the following classifications:


                                        June 30, 1997         December 31, 1996
                                        -------------         -----------------
Commercial & agriculture                  $43,800,858             $42,038,299
Real estate - mortgage                    137,013,263             131,491,632
Real estate - construction                  1,419,601               2,079,810
Consumer loans                             35,664,998              29,232,380
Credit card and other                       1,747,406               1,449,945
Deferred Loan Fees                         (1,139,568)             (1,164,681)
                                        -------------           -------------
                   Total loans           $218,506,558            $205,127,385
                                        =============           =============


(5) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the six months ended June 30, 1997 and June 30, 1996 is as follows:


                                              1997                    1996
                                        -------------           -------------
Balance January 1,                         $2,642,000              $2,602,000
Loans Charged Off                            (183,599)               (167,931)
Recoveries of Loans                            95,979                  69,036
Provision for loan losses                     201,500                 149,000
                                        -------------           -------------
Balance June 30,                           $2,755,880              $2,652,105
                                        =============           =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


Information regarding impaired loans is as follows for the six months ended June 30.


                                                         1997                1996
                                                      ----------          ----------
Average investment in impaired loans                  $1,910,217          $2,126,587

Interest income recognized on impaired loans
including interest income recognized on cash
basis                                                    $83,969             $68,281

Interest income recognized on impaired loans             $83,969             $68,281
on cash basis


Information regarding impaired loans at June 30, 1997 and December 31, 1996 is as follows:


                                                        6/30/97            12/31/96
                                                      ----------          ----------
Balance impaired loans                                $1,866,000          $1,982,000

Less portion for which no allowance for loan
losses is allocated                                           $0                  $0

Portion of impaired loan balance for which an
allowance for credit losses is allocated              $1,866,000          $1,982,000

Portion of allowance for loan losses allocated to       $466,000            $495,000
the impaired loan balance


(6) Commitments, Contingencies and Off-balance Sheet Risk

The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of June 30, 1997 and December 31, 1996.

Commitments to extend credit and letters of credit approximated the following amounts at June 30, 1997 and December 31, 1996.


                                                           Contract Amount
                                                           ---------------
                                                   June 30, 1997    December 31, 1996
                                                   -------------    -----------------

Commitment to extend credit:
     Lines of credit and construction loans          $15,876,000          $14,081,000
     Credit cards                                      4,242,000            4,235,000
Letters of credit                                        334,000               62,000
                                                     -----------          -----------
                                                     $20,452,000          $18,378,000


Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 1997 and December 31, 1996 approximated $1,784,000 and $1,702,000 respectively.

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

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


Introduction

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 1997, compared to December 31, 1996 and the consolidated results of operations for the three and six month periods ended June 30, 1997 compared to the same periods in 1996. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities which would have such effect if implemented.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations, and the Corporation's actual results could differ significantly from those disclosed in forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Corporation's general market area.

Some of the forward-looking statements included herein are the statements regarding the following:

         1. Management's determination of the amount of loan loss allowance and the amount of the loan loss provision;

         2. The sufficiency of the Corporation's liquidity and capital reserves.

See Exhibit 99, which is incorporated herein by reference.

Financial Condition
-------------------

Total assets of the Corporation at June 30, 1997 totalled $317,909,402 compared to $302,777,619 at December 31, 1996. This was an increase of $15,131,783 or 5.0 percent. Within the structure of the assets, net loans have increased $13,265,294 since December 31, 1996. Office premises and equipment have increased $855,928 and intangible assets have increased $1,331,070 since December 31, 1996. The increase in these two areas is attributable to the acquisition of two branches by The Citizens Banking Company.

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

At June 30, 1997, $57,639,135 or 87.1 percent of the securities portfolio was classed as available- for-sale. The remainder, $8,519,571 or 12.9 percent was classified as held-to-maturity. Securities decreased $2,602,426 or 3.8 percent from December 31, 1996. The decrease in the balances of the portfolio is a result of maturities of securities. As of June 30, 1997, the net unrealized gain of the available-for-sale portfolio was $349,191 compared to $249,657 at December 31, 1996. The increase in the net unrealized gain reflects changes in market values due to the current interest rate environment.

Total loans at June 30, 1997 increased $13,379,174 or 6.5 percent from year end 1996. At June 30, 1997, the net loan to deposit ratio was 84.8 percent compared to 84.2 percent at December 31, 1996. This increase in the loan to deposit ratio is due partly to loan growth generated by a loan promotion during the second quarter of 1997.

At June 30, 1997, the allowance for loan losses as a percent of total loans was
1.26 percent compared to 1.29 percent at December 31, 1996. For the six months of operations of 1997, $201,500 was placed into the allowance from earnings compared to $149,000 for the same period of 1996. Net charge offs for the first six months of 1997 were $87,620 compared to $98,895 for the same period of 1996. Impaired loans at June 30, 1997 totalled $1,866,000 or 0.85 percent of the loan portfolio compared to $1,982,000 or .97 percent of the loan portfolio at December 31, 1996.

Total deposits at June 30, 1997 increased $13,818,906 from year end 1996. Non-interest bearing deposits, representing demand deposit balances, increased $9,084,284 from year end 1996. Interest bearing deposits, including savings and time deposits, increased $4,734,622 from year end 1996. The year to date 1997 average balance of savings deposits has increased $1,705,000 compared to the average balance of the same period for 1996. The current average rate of these deposits is 2.80 percent. The year to date 1997 average balance of time certificates has increased $2,567,000 compared to the average balance for the same period for 1996. The current average rate on these deposits is 5.20 percent.

Other borrowed funds have increased $82,823 from December 31, 1996 to June 30, 1997. Federal Home Loan Bank borrowings have decreased $583,419 as a result of scheduled paydowns. Securities sold under agreements to repurchase have decreased $246,348 and U.S. Treasury Tax Demand Notes have increased $912,590.

Shareholders' equity at June 30, 1997 was $35,466,816 which was 11.2 percent of total assets. Shareholders' equity at December 31, 1996 was $34,427,308 which was 11.4 percent of total assets. The increase in shareholders' equity was represented by earnings of $1,828,237 less dividends of $854,421 and plus the increase in the unrealized gain on securities available for sale of $65,692. Total outstanding shares for the period December 31, 1996 to June 30, 1997 were 3,051,504. The

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

company paid cash dividends on February 1, 1997 at the rate of $.14 per share, and on May 1, 1997 at the rate of $.14.


Results of Operations
---------------------

Net income for the quarter ended June 30, 1997 were $916,612 or $.30 per common share compared to $1,000,987 or $.33 per common share for the same period in 1996. This was a decrease of $84,365 or 8.4 percent. Net earnings for the six month period ended June 30, 1997 were $1,828,237 or $.60 per common share compared to $1,994,791 or $.65 per common share for the same period in 1996. This was a decrease of $166,554 or 8.3 percent.

Net interest income for the second quarter 1997 totalled $3,297,416 compared to $3,079,663 for the second quarter of 1996. This was an increase of $217,753 or
7.1 percent. Net interest income for the first six months of 1997 totalled $6,492,305 compared to $6,130,988 for the first six months of 1996. This was an increase of $361,317 or 5.9 percent. Total interest income for the first six months of 1997 has increased $377,216 or 3.5 percent compared to the same period of 1996. The average rate on earning assets on a tax equivalent basis for the first six months of 1997 was 7.90 percent compared to 8.05 percent for the same period of 1996. Total interest expense for the first six months of 1997 has increased $15,899 or .34 percent compared to the same period of 1996. The net interest margin on a tax equivalent basis for the first six months was 4.70 percent for the six month period ended June 30, 1997 and 4.71 percent for the same period ended June 30, 1996.

Noninterest income for the second quarter 1997 totalled $908,186 compared to $860,835 for the second quarter 1996. This was an increase of $47,351 or 5.5 percent and is attributed to increased service charges on deposit accounts of $10,323, decreased gain on securities of $10,350 and increased other operating income of $46,975. Noninterest income for the first six months of 1997 totalled $1,833,911 compared to $1,677,497 for the same period in 1996. This was an increase of $156,414 or 9.3 percent and is attributed to increases in revenue from the computer operations of $55,154, increased service charge on deposit accounts of $23,212, decreased gain on securities of $9,600 and increased other operating income of $87,648.

Noninterest expenses for the second quarter 1997 totalled $2,817,966 compared to $2,472,042 for the second quarter 1996. This was an increase of $345,924 or 14.0 percent. Noninterest expenses for the first six months of 1997 totalled $5,580,163 compared to $4,903,395 for the first six months of 1996. This was an increase of $676,768 or 13.8 percent. The largest monetary increase in non-interest expense is in salaries, wages and employee benefits, which increased $222,892 or 8.5 percent for the first six months of 1997 compared to the same period of 1996. The increase in salaries, wages and employee benefits is due to additional staffing brought on by the acquisition of two branches.

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

Federal Income Taxes
--------------------

The federal income tax expense for the second quarter 1997 totalled $368,014 compared to $387,969 for the second quarter 1996. This was a decrease of $19,955 or 5.1 percent. The decrease in the federal income taxes is a result of the decrease in total earnings before taxes of $104,320. The federal income tax expense for the first half of 1997 totalled $716,316 compared to $760,759 for the first half of 1996. This was a decrease of $44,443 or 5.8 percent. The decrease in the federal income taxes is a result of the decrease in total earnings before taxes of $210,997.


Capital Resources
-----------------

Shareholders' equity totalled $35,466,816 at June 30, 1997 compared to $34,427,308 at December 31, 1996. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                        Corporation Ratios        Regulatory

                                     6/30/97        12/31/96        Minimums
                                     -------        --------        --------

Tier I Risk Based Capital             19.12%          20.76%          4.00%

Total Risk Based Capital              20.38%          22.20%          8.00%

Leverage Ratio                        10.29%          10.64%       4.00-5.00%


The Corporation paid cash dividends of $.14 per common share on February 1, 1997 and $.14 per common share on May 1, 1997 compared to $.125 per common share the February 1, 1996 and $.1275 per common share on May 1, 1996. 1997 year-to-date dividends paid have increased $.0275 per common share from year-to-date 1996.

Capital expenditures totalled $1,172,112 for the first six months of 1997 compared to $418,128 for the same period of 1996. The capital expenditures for the first six months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.

First Citizens Banc Corp ("First Citizens") and The Farmers State Bank of New Washington ("Farmers") have signed a definitive agreement for the affiliation of Farmers with First Citizens. Farmers, a commercial bank located in New Washington, Ohio, having total assets at March 31, 1997 of 153,900,000, is expected to become a separate operating subsidiary of First Citizens and operate under its current name and charter. Farmers operates banking offices in New Washington, Tiro and Chatfield in Crawford County; Green Camp in Marion County; and Richwood in Union

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

County.
         Under the terms of the agreement, First Citizens will exchange 6.5 shares of its common stock for each of the 200,000 shares of Farmers outstanding stock. Based on the closing bid price of First Citizens on July 1, 1997 of $34.50, the transaction would be valued at approximately $44.85 million, or $224.25 per share of Farmers stock. The merger, which will be accounted for as a pooling of interests, is expected to be consummated during February 1998, pending Farmers and First Citizens shareholder approval, regulatory approval and other customary conditions of closing. The transaction is expected to be a tax-free reorganization for federal income tax purposes.
         First Citizens currently plans to add additional personnel, equipment ATM's and other operating improvements to Farmers. In addition, First Citizens expects to offer additional loan, deposit, security brokerage, and trust products not currently offered to Farmers customers. With the added operating expenditures, and excluding the expected revenue enhancements, First Citizens estimates that the transaction will be neutral to earnings per share in the first year following the acquisition and will improve its earnings growth rate in the future.


Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first six months of 1997 the Banks maintained a federal funds sold position that averaged $8,223,000. In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totalling $11,500,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $25,800,000, including additional borrowing capacity of $10,613,342 at June 30, 1997. Finally, 87.1 percent of the Corporation's investment and mortgage-backed investment portfolio has been classified as available for sale which provides additional liquidity.

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



Part II - Other Information

ITEM 1.           LEGAL PROCEEDINGS
                  None.

ITEM 2.           CHANGES IN SECURITIES
                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  First Citizens Banc Corp held its annual meeting on April 15, 1997, for the purpose of considering and voting on the following:

                  1.) To elect three Class III directors to serve for terms of three years or until their successors are elected and qualified.

                  2.) To ratify the appointment of Crowe, Chizek & Co. as independent auditors for the calendar year 1997

                  3.) To consider and act upon the amendment to the Corporation's Code of Regulations to provide that no Director of the Corporation shall be of the age of seventy-five years or more on the date of his election or appointment.

                  4.) To consider and act upon an amendment to the Code of Regulations of The Citizens Banking Company providing that no Director of that Corporation shall be of the age of seventy-two years or more on the date of his election or appointment, and to create the position of Director Emeritus.

                  5.) To consider and act upon an amendment to the Code of Regulations of The Castalia Banking Company providing that no Director of that Corporation shall be of the age of seventy-two years or more on the date of his election or appointment, and to create the position of Director Emeritus.

                  Three directors, Dean S. Lucal, W. Patrick Murray, Paul H. Pheiffer were nominated for reelection and were subsequently reelected as directors. No other issues were brought before the meeting.

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
--------------------------------------------------------------------------------

         The summary of the voting of 3,051,504 common shares outstanding were as follows:


                                         For           Against         Not Voted
Director Candidate
------------------

Dean S. Lucal                         2,617,890          2,538          431,076

W. Patrick Murray                     2,611,266          9,162          431,076

Paul H. Pheiffer                      2,615,242          5,186          431,076


Accounting Firm
---------------

Crowe, Chizek & Co.                   2,617,948             40          433,516


Amendments to Codes of
----------------------
Regulations
-----------

First Citizens Banc Corp              2,182,627         59,978          808,899

The Citizens Banking Company          2,192,946         60,578          797,980

The Castalia Banking Company          2,189,643         48,686          813,175


ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     (A) EXHIBIT NO. 27        Financial Data Schedule . . . . . . . . 24
            (B) EXHIBIT NO. 99        Safe Harbor Under the Private Securities
                                      Litigation Reform Act of 1995
            (B) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                              August 12, 1997
-------------------------                        ---------------
David A. Voight                                  Date
President



/s/ James O. Miller                              August 12, 1997
-------------------------                        ---------------
James O. Miller                                  Date
Senior Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------



Exhibit
Number     Description                      Page Number
------     -----------                      -----------

27         Financial Data Schedule          24

99         Safe Harbor Under the Private    Incorporated by reference to Exhibit
           Securities Litigation Reform     99 to Annual Report on Form 10-K
           Act of 1995                      for the Year Ended December 31,
                                            1996 filed by the registrant on
                                            February 24, 1997