Form 10-Q
period 1997-09-30
FIRST CITIZENS BANC CORP /OH
filed 1997-11-13
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:..............................September 30, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to............................

Commission File Number:................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                      34-1558688
                  ----                                      ----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification Number)

         100 East Water Street, Sandusky, Ohio                 44870
         -----------------------------------------------------------
        (Address of principle executive offices)             (Zip Code)

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

                                     X   Yes        No
                                   -----      -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                        Outstanding at November 12, 1997
                             3,051,504 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.           Financial Information

ITEM 1.       Financial Statements:(Unaudited)
              Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996.........................................3
              Consolidated Statements of Income
                  Three and nine months ended September 30, 1997 and 1996..........................4
              Condensed Consolidated Statements of Shareholders' Equity
                  Three and nine months ended September 30, 1997 and 1996..........................5
              Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996....................................6
              Notes to Consolidated Financial Statements........................................7-15

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.......................................................16-21

PART II.       Other Information

ITEM 1.       Legal Proceedings ..................................................................22

ITEM 2.       Changes in Securities ..............................................................22

ITEM 3.       Defaults upon Senior Securities ....................................................22

ITEM 4.       Submission of Matters to a Vote of Security Holders ................................22

ITEM 5.       Other Information ..................................................................22

ITEM 6.       (a) Exhibits........................................................................22
              (b) Reports on Form 8-K ............................................................22

SIGNATURES        ................................................................................23

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                                            (Unaudited)
                                                                               September 30,        December 31,
         Assets                                                                    1997                  1996
                                                                             ----------------      ----------------

Cash and due from banks                                                        $  12,314,467        $  11,615,060
Federal funds sold                                                                 7,462,000            8,521,000
Securities
         Available-for-sale                                                       57,680,659           58,971,155
         Held-to-maturity                                                          7,616,683            9,789,977
                                                                               -------------        -------------

               Total securities                                                   65,297,342           68,761,132

Loans                                                                            221,491,064          205,127,385
         Less: Allowance for possible loan losses                                 (2,809,282)          (2,642,000)
                                                                               -------------        -------------

               Net Loans                                                         218,681,782          202,485,385

Office premises and equipment, net                                                 7,102,512            6,373,506
Accrued interest receivable                                                        2,212,859            1,823,667
Intangible assets                                                                  2,929,023            1,679,465
Other assets                                                                       1,876,880            1,518,404
                                                                               -------------        -------------

               Total assets                                                    $ 317,876,865        $ 302,777,619
                                                                               =============        =============

         Liabilities

Deposits
         Interest bearing deposits                                             $ 225,943,331        $ 215,873,075
         Noninterest bearing deposits                                             28,304,280           24,624,624
                                                                               -------------        -------------

               Total deposits                                                    254,247,611          240,497,699

Federal Home Loan Bank borrowings                                                 14,790,282           15,671,686
Securities sold under agreements to repurchase                                     8,793,421            9,157,032
U. S. Treasury interest bearing demand notes payable                               2,449,491            1,388,979
Accrued interest, taxes and other expenses                                         1,491,628            1,634,915
                                                                               -------------        -------------

               Total liabilities                                                 281,772,433          268,350,311

         Shareholders' Equity

Common stock, no par value; 10,000,000 shares authorized,
         3,051,504 shares issued and outstanding                                  15,257,520           15,257,520
Retained earnings                                                                 20,531,292           19,005,014
Unrealized gain on securities available for sale                                     315,620              164,774
                                                                               -------------        -------------

               Total shareholders' equity                                         36,104,432           34,427,308
                                                                               -------------        -------------

               Total liabilities and shareholders' equity                      $ 317,876,865        $ 302,777,619
                                                                               =============        =============


See notes to interim consolidated financial statements.                 Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                                 Three months ended                Nine months ended
                                                                   September 30,                     September 30,
                                                            ---------------------------       -----------------------------
                                                               1997             1996             1997              1996
INTEREST INCOME:
     Interest and fees on loans                             $4,725,894       $4,312,625       $13,675,600       $12,741,121
     Interest and dividends on securities
         Taxable                                               613,331          680,172         1,883,498         2,038,726
         Nontaxable                                            322,132          343,840           994,279         1,086,749
     Interest on federal funds sold                            114,062          155,447           334,254           372,017
     Other interest income                                      10,464            1,764            24,239             4,006
                                                            ----------       ----------       -----------       -----------

             Total interest income                           5,785,883        5,493,848        16,911,870        16,242,619

INTEREST EXPENSE:
     Interest on deposits                                    2,147,006        1,983,765         6,206,641         5,966,755
     Interest on FHLB borrowings                               214,547          231,010           656,196           704,885
     Interest on other borrowings                              100,452          107,984           232,850           268,902
                                                            ----------       ----------       -----------       -----------

             Total interest expense                          2,462,005        2,322,759         7,095,687         6,940,542
                                                            ----------       ----------       -----------       -----------

NET INTEREST INCOME                                          3,323,878        3,171,089         9,816,183         9,302,077

PROVISION FOR LOAN LOSSES                                      118,000           89,500           319,500           238,500
                                                            ----------       ----------       -----------       -----------

NET INTEREST INCOME AFTER                                    3,205,878        3,081,589         9,496,683         9,063,577
         PROVISION FOR LOAN LOSSES

NONINTEREST INCOME:
     Computer center service charges and retail sales          543,849          501,171         1,654,239         1,556,407
     Service charges on deposit accounts                       132,020          127,464           392,659           364,891
     Security gain                                             159,073            2,000           165,323            17,850
     Other operating income                                    312,606          220,420           769,238           589,404
                                                            ----------       ----------       -----------       -----------

             Total noninterest income                        1,147,548          851,055         2,981,459         2,528,552

NONINTEREST EXPENSE:
     Salaries, wages and benefits                            1,443,699        1,315,957         4,283,555         3,932,921
     Net occupancy expense                                     186,162          141,857           477,906           414,045
     Equipment                                                 183,877          158,310           545,921           467,120
     FDIC Premiums                                               7,747            1,000            23,229             3,500
     Franchise Tax                                             109,187          100,417           325,286           319,726
     Professional Fees                                         196,122          140,359           483,441           402,290
     Other operating expenses                                  820,812          667,319         2,388,431         1,889,552
                                                            ----------       ----------       -----------       -----------

             Total noninterest expense                       2,947,606        2,525,219         8,527,769         7,429,154
                                                            ----------       ----------       -----------       -----------

             Income before taxes                             1,405,820        1,407,425         3,950,373         4,162,975

Provision for income taxes                                     426,147          396,825         1,142,463         1,157,584
                                                            ----------       ----------       -----------       -----------

             Net income                                     $  979,673       $1,010,600       $ 2,807,910       $ 3,005,391
                                                            ==========       ==========       ===========       ===========

Per share data (based on 3,051,504 shares)

             Earnings per share                             $     0.32       $     0.33       $      0.92       $      0.98
                                                            ==========       ==========       ===========       ===========

             Dividends declared                             $   0.1400       $   0.1300       $    0.4200       $    0.3825
                                                            ==========       ==========       ===========       ===========


See notes to interim consolidated financial statements                   Page 4

                            FIRST CITIZENS BANC CORP
           Consolidated Statements of Shareholders' Equity (Unaudited)

                                           Three months ended                         Nine months ended
                                              September 30,                            September 30,
                                       -------------------------------         -------------------------------
                                          1997                1996                1997                 1996

Balance at beginning of period        $ 35,466,816        $ 34,499,182        $ 34,427,308        $ 33,806,791

Net earnings                               979,673           1,010,600           2,807,910           3,005,391

Cash dividends                            (427,211)           (396,696)         (1,281,632)         (1,167,200)

Market adjustment on securities
     available for sale                     85,154             125,695             150,846            (406,201)
                                      ------------        ------------        ------------        ------------

Balance at end of period              $ 36,104,432        $ 35,238,781        $ 36,104,432        $ 35,238,781
                                      ============        ============        ============        ============


See notes to interim consolidated financial statements                   Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                     1997                 1996
Cash flows from operating activities:
     Net Income                                                                  $  2,807,910        $  3,005,391
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization of office premises and equipment            506,290             458,325
            Gain on disposal of office premises and equipment                             ---              (2,343)
            Amortization of intangible assets                                         244,536             151,151
            Provision for loan losses                                                 319,500             238,500
            Gain on securities                                                       (165,323)            (17,850)
            Change in deferred loan fees                                              (51,538)             (1,698)
            Net amortization of security premiums and discounts                        83,812              97,783
            Change in accrued interest receivable                                    (389,192)            192,322
            Change in other assets                                                   (358,476)           (474,186)
            Change in accrued interest, taxes and other expenses                     (248,655)           (492,796)
                                                                                 ------------        ------------

                 Net cash from operating activities                                 2,748,864           3,154,599

Cash flows from investing activities:
     Maturities and calls of securities, held-to-maturity                           2,146,604           5,340,226
     Maturities and calls of securities, available-for-sale                        12,886,917           7,600,777
     Purchases of securities, available-to-sale                                   (11,259,667)         (9,891,620)
     Loans made to customers, net of principal collected                          (16,464,359)         (4,572,736)
     Change in federal funds sold                                                   1,059,000          (1,535,000)
     Proceeds from sale of office premises and equipment                                  ---             325,000
     Purchases of office premises and equipment                                      (279,151)           (527,442)
                                                                                 ------------        ------------

                 Net cash from investing activities                               (11,910,656)         (3,260,795)

Cash flows from financing activities:
     Cash and cash equivalents received from branch acquisition                    12,153,945                 ---
     Repayments of FHLB borrowings                                                   (881,404)           (832,717)
     Change in deposits                                                              (826,611)         (3,840,283)
     Change in securities sold under agreements to repurchase                        (363,611)          1,065,749
     Change in U. S. Treasury interest-bearing demand notes payable                 1,060,512           1,538,157
     Cash dividends paid                                                           (1,281,632)         (1,167,200)
                                                                                 ------------        ------------

                 Net cash from financing activities                                 9,861,199          (3,236,294)
                                                                                 ------------        ------------

Net Change in cash and due from banks                                                 699,407          (3,342,490)

Cash and due from banks at beginning of period                                     11,615,060          16,295,910
                                                                                 ------------        ------------

Cash and due from banks at end of period                                         $ 12,314,467        $ 12,953,420
                                                                                 ============        ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                $  7,164,337        $  7,085,265
                                                                                 ============        ============

         Federal Income taxes                                                    $  1,051,000        $  1,105,000
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

         The consolidated balance sheets as of September 30, 1997 and December 31, 1996; the consolidated statements of income for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996; the condensed consolidated statement of shareholders' equity for the three months ended September 30, 1997 and 1996, and for the nine month periods ended September 30, 1997 and 1996; and the consolidated statement of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 1997 and its results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996 have been made. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not purport to contain all necessary financial disclosures required by generally accepted accounting principles. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1996 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

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

         Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities",was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


         in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

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

         In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public Companies generally have been required to make disclosures now required by SFAS and, therefore, SFAS No. 129 should have no impact on the Corporation. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


         periods provided for comparative purposes is required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement significantly changes the way that the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes segments within the enterprise for making operating decisions and assessing performance. For many enterprises, The management approach will likely result in more segments being reported. In addition, the Statement requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997.

(2) Branch Acquisition

         On January 21, 1997, Citizens acquired from EST National Bank of Elyria, Ohio, certain assets including cash and premises and equipment and assumed certain deposit and other liabilities of two branch banking offices. The transaction was accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded based on their respective market values at the date of acquisition. A summary of the assets acquired and the liabilities assumed are as follows:


ASSETS                                                 LIABILITIES

Cash and cash equivalents           $12,153,945        Noninterest bearing deposits          $4,559,545
Premises and equipment                  956,145        Interest bearing deposits             10,016,978
                                                                                         --------------
Identified intangible assets          1,494,094           Total deposits                     14,576,523
                                 --------------
   Total assets                     $14,604,184
                                 ==============
                                                       Other liabilities                         27,661
                                                                                         --------------
                                                          Total liabilities                 $14,604,184
                                                                                         ==============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(3)  Securities
         The amortized cost, gross unrealized gains and losses and estimated fair value of securities, as presented in the consolidated balance sheets at September 30, 1997 and December 31, 1996 are as follows:


                                                                           September 30, 1997
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
            AVAILABLE FOR SALE                    Cost                 Gains               Losses                 Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                         $34,087,736              $67,507           ($102,491)           $34,052,752
Obligations of state and political
subdivisions                                       18,396,565              540,050             (26,293)            18,910,322
Other securities, including mortgage-
backed securities                                   4,718,148                  ---                (563)             4,717,585
                                            -----------------    -----------------    -----------------    ------------------
                                                  $57,202,449             $607,557           ($129,347)           $57,680,659
                                                  ===========             ========           ==========           ===========



                                                                           September 30, 1997
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
             HELD TO MATURITY                     Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                          $1,000,000               $7,813                  ---            $1,007,813
Obligations of state and political
subdivisions                                        4,712,673               61,520              (3,710)             4,770,483
Other securities, including mortgage-
backed securities                                   1,904,010                9,858              (4,573)             1,909,295
                                            -----------------    -----------------    -----------------    ------------------
                                                   $7,616,683              $79,191             ($8,283)            $7,687,591
                                                   ==========              =======             ========            ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------



                                                                            December 31, 1996
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
            AVAILABLE FOR SALE                    Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                         $37,000,835              $58,526           ($155,293)           $36,904,068
Obligations of state and political
subdivisions                                       18,109,603              433,174             (86,282)            18,456,495
Other securities, including mortgage-
backed securities                                   3,611,060                  ---                (468)             3,610,592
                                            -----------------    -----------------    -----------------    ------------------
                                                  $58,721,498             $491,700           ($242,043)           $58,971,155
                                                  ===========             ========           ==========           ===========



                                                                            December 31, 1996
                                                                       Gross                Gross
                                                Amortized           Unrealized           Unrealized          Estimated Fair
             HELD TO MATURITY                     Cost                 Gains               Losses                Value
                                            -----------------    -----------------    -----------------    ------------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                          $1,000,000              $23,125                  ---            $1,023,125
Obligations of states and political
subdivisions                                        6,329,284              141,366              (7,318)             6,463,332
Other securities, including mortgage-
backed securities                                   2,460,693               12,007             (10,648)             2,462,052
                                            -----------------    -----------------    -----------------    ------------------
                                                   $9,789,977             $176,498            ($17,966)            $9,948,509
                                                   ==========             ========            =========            ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


The amortized cost and estimated fair value of securities at September 30, 1997, by contractual maturity , are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                                                                    Estimated Fair
                                                   Amortized Cost                        Value
AVAILABLE FOR SALE
Due in one year or less                                   $18,069,433                 $18,043,705
Due after one year through five years                      23,778,255                  24,063,006
Due after five years through ten years                      9,498,755                   9,710,016
Due after ten years                                         1,137,858                   1,146,347
Mortgage-backed securities                                     45,379                      44,816
Other securities                                            4,672,769                   4,672,769
                                               ----------------------      ----------------------
       Total securities available for sale                $57,202,449                 $57,680,659
                                               ======================      ======================

HELD TO MATURITY
Due in one year or less                                    $4,423,279                  $4,463,314
Due after one year through five years                       1,289,394                   1,314,982
Mortgage-backed securities                                  1,904,010                   1,909,295
                                               ----------------------      ----------------------
       Total securities held to maturity                   $7,616,683                  $7,687,591
                                               ======================      ======================


No securities were sold during the nine months ended September 30, 1997 or 1996. Securities called or settled by the issuer in 1996 resulted in gains of $165,323 for the nine months ended September 30, 1997 and $17,850 for the nine months ended September 30, 1996. The increase in gains in 1997 is the result of recoveries on a security that was written off in 1995.

Securities with a carrying value of approximately $36,937,000 and $33,650,000 were pledged as of September 30, 1997 and December 31, 1996, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(4)  Loans

         Loans as presented in the consolidated balance sheets are comprised of the following classifications:


                                                        September 30, 1997                    December 31, 1996
                                               ---------------------------          ---------------------------
Commercial & agriculture                                       $44,777,465                          $42,038,299
Real estate - mortgage                                         136,680,705                          131,491,632
Real estate - construction                                       1,647,936                            2,079,810
Consumer loans                                                  37,914,585                           29,232,380
Credit card and other                                            1,583,516                            1,449,945
Deferred Loan Fees                                             (1,113,143)                          (1,164,681)
                                               ---------------------------          ---------------------------
                 Total loans                                  $221,491,064                         $205,127,385
                                                              ============                         ============


(5) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the nine months ended September 30, 1997 and September 30, 1996 is as follows:


                                                                         1997                             1996
                                                         --------------------            ---------------------
Balance January 1,                                                 $2,642,000                       $2,602,000
Loans Charged Off                                                   (268,844)                        (288,831)
Recoveries of Loans                                                   116,626                           97,196
Provision for loan losses                                             319,500                          238,500
                                                         --------------------            ---------------------
Balance September 30,                                              $2,809,282                       $2,648,865
                                                                   ==========                       ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


Information regarding impaired loans is as follows for the nine months ended September 30.


                                                                             1997                              1996
                                                             --------------------             ---------------------
Average investment in impaired loans                                   $1,893,998                        $1,984,408
Interest income recognized on impaired loans
including interest income recognized on cash
basis                                                                    $125,954                          $102,421
Interest income recognized on impaired loans                             $125,954                          $102,421
on cash basis


Information regarding impaired loans at September 30, 1997 and December 31, 1996 is as follows:


                                                                          9/30/97                          12/31/96
                                                             --------------------             ---------------------
Balance impaired loans                                                 $1,845,000                        $1,982,000
Less portion for which no allowance for loan
losses is allocated                                                           ---                               ---
                                                             --------------------             ---------------------
Portion of impaired loan balance for which an
allowance for credit losses is allocated                               $1,845,000                        $1,982,000
                                                                       ==========                        ==========
Portion of allowance for loan losses allocated to                        $449,000                          $495,000
the impaired loan balance                                                ========                          ========



(6) Commitments, Contingencies and Off-Balance Sheet Risk

The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of September 30, 1997 and December 31, 1996.

Commitments to extend credit and letters of credit approximated the following amounts at September 30, 1997 and December 31, 1996.


                                                                               Contract Amount
                                                                               ---------------
                                                            September 30, 1997                December 31, 1996
                                                            ------------------                -----------------

Commitment to extend credit:

     Lines of credit and construction loans                        $17,111,000                     $14,081,000

     Credit cards                                                    4,262,000                       4,235,000

Letters of credit                                                      339,000                          62,000
                                                   ---------------------------        ------------------------
                                                                   $21,712,000                     $18,378,000


Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements for the periods ended September 30, 1997 and December 31, 1996 approximated $2,118,000 and $1,702,000 respectively.

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

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


Introduction
------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 1997, compared to December 31, 1996 and the consolidated results of operations for the three and nine months ended September 30, 1997 compared to the same periods in 1996. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


Financial Condition
-------------------

Total assets of the Corporation at September 30, 1997 totaled $317,876,865 compared to $302,777,619 at December 31, 1996. This was an increase of $15,099,246 or 5.0 percent. Within the structure of the assets, net loans have increased $16,196,397 since December 31, 1996. Office premises and equipment have increased $729,006 and intangible assets have increased $1,249,558 since December 31, 1996. The increase in these two areas is attributable to the acquisition of two branches by The Citizens Banking Company.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


At September 30, 1997, $57,680,659 or 88.3 percent of the securities portfolio was classed as available-for-sale. The remainder, $7,616,683 or 11.7 percent was classified as held-to-maturity. Securities decreased $3,463,790 or 5.0 percent from December 31, 1996. The decrease in the balances of the portfolio is a result of maturities and calls of securities being reinvested in loans rather than entirely in securities. As of September 30, 1997, the net unrealized gain of the available- for-sale portfolio was $478,210 compared to $249,657 at December 31, 1996. The increase in the net unrealized gain reflects changes in market values due to the current interest rate environment.

Total loans at September 30, 1997 increased $16,363,679 or 8.0 percent from year-end 1996. At September 30, 1997, the net loan to deposit ratio was 86.0 percent compared to 84.2 percent at December 31, 1996. This increase in the loan to deposit ratio is due partly to loan growth generated by a home equity loan promotion held in conjunction with the local "Home Show"during the second quarter of 1997.

At September 30, 1997, the allowance for loan losses as a percent of total loans was 1.27 percent compared to 1.29 percent at December 31, 1996. For the nine months of operations of 1997, $319,500 was placed into the allowance from earnings compared to $238,500 for the same period of 1996. Net charge-offs for the first nine months of 1997 were $152,218 compared to $191,635 for the same period of 1996. Impaired loans at September 30, 1997 totaled $1,845,000 or 0.83 percent of the loan portfolio compared to $1,982,000 or .97 percent of the loan portfolio at December 31, 1996. The majority of the growth relates to branch purchases previously discussed.

Total deposits at September 30, 1997 increased $13,749,912 from year-end 1996. Noninterest bearing deposits, representing demand deposit balances, increased $3,679,656 from year-end 1996. Interest bearing deposits, including savings and time deposits, increased $10,070,256 from year-end 1996. The year to date 1997 average balance of savings deposits has increased $1,598,000 compared to the average balance of the same period for 1996. The current average rate of these deposits is 2.80 percent. The year to date 1997 average balance of time certificates has increased $4,462,000 compared to the average balance for the same period for 1996. The current average rate on these deposits is 5.31 percent.

Other borrowed funds have decreased $184,503 from December 31, 1996 to September 30, 1997. Federal Home Loan Bank borrowings have decreased $881,404 as a result of scheduled paydowns. Securities sold under agreements to repurchase have decreased $363,611 and U.S. Treasury Tax Demand Notes have increased $1,060,512.

Shareholders' equity at September 30, 1997 was $36,104,432 which was 11.4 percent of total assets. Shareholders' equity at December 31, 1996 was $34,427,308 which was also 11.4 percent of total assets. The increase in shareholders' equity was represented by earnings of $2,807,910 less

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


dividends of $1,281,632 and plus the increase in the unrealized gain on securities available for sale, net of tax, of $150,846. Total outstanding shares for the period December 31, 1996 to September 30, 1997 were 3,051,504. The company paid cash dividends on February 1, 1997, May 1, 1997 and on August 1, 1997, each at the rate of $.14 per share.


Results of Operations
---------------------

Net income for the quarter ended September 30, 1997 was $979,673 or $.32 per common share, compared to $1,010,600 or $.33 per common share for the same period in 1996. This was a decrease of $30,927 or 3.1 percent. Net earnings for the nine month period ended September 30, 1997 were $2,807,910 or $.92 per common share compared to $3,005,391 or $.98 per common share for the same period in 1996. This was a decrease of $197,481 or 6.6 percent.

Net interest income after provision for loan losses for the third quarter 1997 totaled $3,205,878 compared to $3,081,589 for the third quarter of 1996. This was an increase of $124,289 or 4.0 percent. Net interest income after provision for loan losses for the first nine months of 1997 totaled $9,496,683 compared to $9,063,577 for the first nine months of 1996. This was an increase of $433,106 or 4.8 percent. Total interest income for the first nine months of 1997 has increased $669,251 or 4.1 percent compared to the same period of 1996. While the average rate on earning assets on a tax equivalent basis for the first nine months of 1997 has decreased to 7.89 percent compared to 8.06 percent for the same period of 1996, total interest income has increased because of a higher average balance of interest earning assets, largely due to loan growth added since December 31, 1996. Interest expense on deposits for the first nine months of 1997 has increased $239,886 compared to the same period of 1996 due to the additional deposits acquired in the purchase of two branches. Interest expense on FHLB borrowings decreased $48,689 and interest expense on other borrowings decreased $36,052, resulting in a net increase in total interest expense for the first nine months of 1997 of $155,145, or 2.2 percent compared to the same period of 1996 The net interest margin on a tax equivalent basis for the first nine months was 4.68 percent for the period ended September 30, 1997 and 4.74 percent for the period ended September 30, 1996.

Noninterest income for the third quarter 1997 totaled $1,147,548 compared to $851,055 for the third quarter 1996. This was an increase of $296,493 or 34.8 percent and is attributed to increased computer center service charges and retail sales of $42,678, increased other operating income of $92,186 and increased gain on securities of $157,073. The increase in gain on securities is a result of recoveries made on a security written off in 1995. Noninterest income for the first nine months of 1997 totaled $2,981,459 compared to $2,528,552 for the same period in 1996. This was an increase of $452,907 or 17.9 percent and is attributed to increases in revenue from the computer operations of $97,832, increased service charge on deposit accounts of $27,768, increased gain on

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


securities of $147,473 and increased other operating income of $179,834. The major factors which make up the increase in other operating income are ATM service fee income and brokerage services income. ATM income increased $77,333 because the Banks instituted a surcharge for foreign-card usage at their ATMs. Brokerage services income increased $30,393 because of an increase in the volume of business in that area. Other operating income increased for the reasons previously mentioned.

Noninterest expense for the third quarter 1997 totaled $2,947,606 compared to $2,525,219 for the third quarter 1996. This was an increase of $422,387 or 16.7 percent. Noninterest expense for the first nine months of 1997 totaled $8,527,769 compared to $7,429,154 for the first nine months of 1996. This was an increase of $1,098,615 or 14.8 percent. The largest monetary increase in non-interest expense is in salaries, wages and employee benefits, which increased $350,634 or 8.9 percent for the first nine months of 1997 compared to the same period of 1996. The increase in salaries, wages and employee benefits is due to additional staffing brought on by the acquisition of two branches.


Federal Income Taxes
--------------------

The federal income tax expense for the third quarter 1997 totaled $426,147 compared to $396,825 for the third quarter 1996. This was a increase of $29,322 or 7.4 percent. The federal income tax expense for the first nine months of 1997 totaled $1,142,463 compared to $1,157,584 for the same period of 1996. This was a decrease of $15,121 or 1.3 percent. The decrease in the federal income taxes is a result of the decrease in total earnings before taxes of $212,602.


Capital Resources
-----------------

Shareholders' equity totaled $36,104,432 at September 30, 1997 compared to $34,427,308 at December 31, 1996. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                 Corporation Ratios                    Regulatory


                                                          9/30/97                 12/31/96              Minimums
                                                          -------                 --------              --------
Tier I Risk Based Capital                                  19.30%                  20.76%                 4.00%

Total Risk Based Capital                                   20.56%                  22.20%                 8.00%

Leverage Ratio                                             10.23%                  10.64%                4.00-5.00%

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


The Corporation paid cash dividends of $.14 per common share on February 1, 1997, May 1, 1997 and August 1, 1997 compared to $.125 per common share the February 1, 1996, $.1275 per common share on May 1, 1996 and $.14 per common share on August 1, 1996. 1997 year-to-date dividends paid have increased $.0275 per common share from year-to-date 1996.

Capital expenditures totaled $1,235,296 for the first nine months of 1997 compared to $527,442 for the same period of 1996. The capital expenditures for the first nine months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.

First Citizens Banc Corp ("First Citizens") and The Farmers State Bank of New Washington ("Farmers") have signed a definitive agreement for the affiliation of Farmers with First Citizens. Farmers, a commercial bank located in New Washington, Ohio, having total assets at September 30, 1997 of 155,306,000, is expected to become a separate operating subsidiary of First Citizens and operate under its current name and charter. Farmers operates banking offices in New Washington, Tiro and Chatfield in Crawford County; Green Camp in Marion County; and Richwood in Union County.

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


Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first nine months of 1997 the Banks maintained a federal funds sold position that averaged $8,220,000. In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totaling $11,500,000 and the Banks

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $25,800,000, including additional borrowing capacity of $11,009,718 at September 30, 1997. Finally, 88.3 percent of the Corporation's security portfolio has been classified as available for sale which provides additional liquidity.

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

ITEM 1.           LEGAL PROCEEDINGS
                  None.

ITEM 2.           CHANGES IN SECURITIES
                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5.           OTHER INFORMATION
                  None.

ITEM 6.           (a) EXHIBIT NO. 27        Financial Data Schedule . . . . .25
                  (b) EXHIBIT NO. 99        Safe Harbor Under the Private
                                            Securities Litigation Reform Act of
                                            1995
                  (b) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                 November 12, 1997
----------------------------------------            -----------------
David A. Voight                                     Date
President



/s/ James O. Miller                                 November 12, 1997
----------------------------------------            -----------------
James O. Miller                                     Date
Senior Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------



Exhibit
Number          Description                                           Page Number
------          -----------                                           -----------
27              Financial Data Schedule                               25
99              Safe Harbor Under the Private Securities              Incorporated by reference to Exhibit
                Litigation Reform Act of 1995                         99 to Annual Report on Form 10-K
                                                                      for the Year Ended December 31,
                                                                      1996 filed by the registrant on
                                                                      March 21, 1997