Form 10-K405
period 1997-12-31
FIRST CITIZENS BANC CORP /OH
filed 1998-03-25
CIK 944745

                            FIRST CITIZENS BANC CORP
                                 SANDUSKY, OHIO

                                  ANNUAL REPORT
                                December 31, 1997

                            FIRST CITIZENS BANC CORP
                                    CONTENTS

INSIDE

Message to Shareholders
Five Year Consolidated Financial Summary
Form 10-K       ............................................................................................     1
     Index   ...............................................................................................     2

     PART I
     Item 1.    Business....................................................................................     3
     Item 2.    Properties..................................................................................    19
     Item 3.    Legal Proceedings...........................................................................    19
     Item 4.    Submission of Matters to a Vote
                  of Security Holders.......................................................................    19

     PART II
     Item 5.    Market for Registrant's Common
                  Equity and Related Shareholder Matters....................................................    20
     Item 6.    Selected Financial Data.....................................................................    21
     Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................    22
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..................................    29
     Item 8.    Financial Statements and Supplementary Data
                Independent Auditors' Report................................................................    33
                Financial Statements........................................................................    34
                Notes to Consolidated Financial Statements .................................................    38
     Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure....................................................    55

     PART III
     Item 10.   Directors and Executive Officers of the Registrant..........................................    56
     Item 11.   Executive Compensation......................................................................    57
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management............................................................................    57
     Item 13.   Certain Relationships and Related Transactions..............................................    57

     PART IV
     Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................................................................    58

     Signatures     ........................................................................................    59

First Citizens Banc Corp Directors and Officers
Directors of Affiliated Companies
Officers of Affiliated Companies
First Citizens Banc Corp Shareholder Information

                     [FIRST CITIZENS BANC CORP LETTERHEAD]

Dear Shareholders:

         The year 1997 was one of transition for First Citizens Banc Corp. January brought the acquisition of two branches from EST First Merit and July brought the merger agreement with the Farmers State Bank of New Washington, Ohio. In addition to expansion of the corporation's market area through acquisition, the banks have introduced new products and product lines to better serve the customer and attract new business.

         These efforts to position for the future, however, require an investment. While our net interest income and non interest income increased by over $1,000,000 in 1997, our overhead costs increased by approximately $1,700,000 thus resulting in a reduced net income for the year. A significant portion of increased costs are non-recurring and associated with the branch acquisitions, the merger in progress with The Farmers State Bank, and the introduction of new products and services.

         We look forward to welcoming the shareholders of The Farmers State Bank to First Citizens Banc Corp and are confident it is a merger that will benefit everyone. As we have stated in the past, we intend to continue our significant dividend payout subject to continuing strong earnings and a capital base sufficient to support operations. Your Board of Directors and employees are committed to the growth and financial strength of First Citizens Banc Corp.

                                                    Sincerely,



                                                    David A. Voight
                                                    President

                            FIRST CITIZENS BANC CORP

                    FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY


                                                             1997        1996        1995        1994        1993
                                                             ----        ----        ----        ----        ----
Earnings
    Net income (000)                                      $  3,434    $  3,965    $  3,682    $  3,658    $  3,555
    Per Common Share (1):
       Earnings                                           $   1.13    $   1.30    $   1.21    $   1.20    $   1.16
       Book value                                            11.42       11.28       11.08       10.46        9.67
       Dividends paid                                         1.07        1.02        0.71        0.41        0.36

Balances (in millions)
    Assets                                                $  325.9    $  302.8    $  304.0    $  303.0    $  288.7
    Deposits                                                 265.0       240.5       242.3       244.1       245.5
    Net loans                                                221.8       202.5       193.3       183.6       158.4
    Shareholders equity                                       34.8        34.4        33.8        31.9        29.5

Performance ratios
    Return on average assets                                  1.09%       1.32%       1.23%       1.22%       1.25%
    Return on average equity                                  9.80       11.52       11.34       11.95       12.53
    Shareholders' equity to assets ratio                     10.69       11.37       11.12       10.53       10.22
    Net loans to deposit ratio                               83.68       84.20       79.74       75.22       64.52
    Allowance for loan losses to total loans                  1.25        1.29        1.33        1.28        1.30


(1)  Per share data has been adjusted for a 300% stock split paid in April 1996.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0 - 25980
                                               ---------

                            FIRST CITIZENS BANC CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                          34-1558688
----------------------------------                     -------------------------
    State or other jurisdiction of                          (IRS Employer
    incorporation or organization                        Identification No.)

      100 East Water Street, Sandusky, Ohio                     44870
----------------------------------------------         -------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (419) 625 - 4121
                                                    ---------------------------

          Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 was $88,286,540.

As of January 31, 1998, there were 3,051,504 shares of no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be dated approximately March 9, 1998, are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

This document, including exhibits, contains 59 pages. The Exhibit Index is on page 58.

                                      INDEX


PART I
Item 1.   Business............................................................................................    3
Item 2.   Properties..........................................................................................   19
Item 3.   Legal Proceedings...................................................................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.................................................   19

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................   20
Item 6.   Selected Financial Data.............................................................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................................   22
Item 7a.  Quantitative and Qualitative Disclosures About Market  Risk.........................................   29
Item 8.   Financial Statements and Supplementary Data
          Independent Auditor's Report........................................................................   33
          Financial Statements................................................................................   34
          Notes to Consolidated Financial Statements..........................................................   38
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..........................................................................   55

PART III
Item 10.  Directors and Executive Officers of the Registrant..................................................   56
Item 11.  Executive Compensation..............................................................................   57
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................   57
Item 13.  Certain Relationships and Related Transactions......................................................   57

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   58


Signatures....................................................................................................   59

                            FIRST CITIZENS BANC CORP

--------------------------------------------------------------------------------





PART I

ITEM 1.  BUSINESS
-----------------

(a)  General Development of Business
     -------------------------------

     First Citizens Banc Corp (the "Corporation") was organized under the laws of the State of Ohio on February 19, 1987 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The principal office of the Corporation is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $325,923,098 at December 31, 1997.

     On July 3, 1997, the Corporation entered into an agreement to acquire all of the common stock of the Farmers State Bank of New Washington, Ohio (Farmers). Pending regulatory and shareholder approvals, the acquisition is expected to be consummated early in the second quarter of 1998 through the issuance of 6.06 shares of the Corporation for each share of Farmers.

     THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio) and one branch banking office in Berlin Heights, Ohio. This subsidiary accounts for approximately 83% of the Corporation's consolidated assets at December 31, 1997.

     THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. This subsidiary accounts for approximately 16% of the Corporation's consolidated assets at December 31, 1997.

     SCC RESOURCES, INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides data processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 1997.

     R. A. REYNOLDS APPRAISAL SERVICES, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 1997.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Corporation is a bank holding company. Through its two subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to items of this Form 10K for financial information about the Corporation's banking business.

(c)  Narrative Description of Business
     ---------------------------------

     General
     -------

     The Corporation's primary business is incidental to its two subsidiary banks. Both Citizens and Castalia, Located in Erie County, Ohio, conduct a general banking business which involves collecting customer deposits, making loans and purchasing securities. Neither Citizens nor Castalia has a trust department.

     Interest and fees on loans accounted for 68.9% of total revenue for 1997 and 68.0% of total revenue for 1996. The primary focus of lending is real estate mortgages. Real estate mortgages comprised 61.6% of the total loan portfolio in 1997 and 65.1% of the total loan portfolio in 1996. Citizens' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to the Corporation. Citizens has a loan to SCC, which is secured by real estate.

     On a parent company only basis, the Corporation's only source of funds is the receipt of dividends paid by its subsidiaries, principally the Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the Banks and at the same time provide funds to the Corporation for shareholder dividends. The Corporation has no debt service obligations.

     The Corporation's business is not seasonal, nor is it dependent on a single or small group of customers.

     In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

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

     Employees
     ---------

     The Corporation has no employees. The subsidiary companies employ approximately 196 full-time equivalent employees to whom a variety of benefits is provided. The Corporation and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

     Supervision and Regulation
     --------------------------

     The Corporation, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Corporation and the Banks may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Corporation or the Banks is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. The Federal Reserve Board is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their nonbank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

     The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank, if, after such acquisition, it would own or control any such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of affected communities. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself.

     The Federal Reserve Board has adopted final risk-based capital guidelines for purposes of evaluating the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. The risk-based capital ratios of the Corporation and the Banks at December 31, 1997 were above the minimum requirements.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains provisions that directly affect thrifts, banks, thrift holding companies and bank holding companies. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation ("FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Bank Holding Company Act of 1956 to permit bank holding companies to acquire thrift institutions; before FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thrift institutions and the in-state preference for acquisitions of failing thrifts. Finally, FIRREA increased the authority of bank regulators.

     Additional Regulation
     ---------------------

     In addition to regulation of the Corporation, the Corporation's banking subsidiaries are subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

     The activities and operations of Citizens and Castalia are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

     In addition, as Ohio chartered banks, Citizens and Castalia are supervised and regulated by the Ohio Division of Financial Institutions. The deposits of Citizens and Castalia are insured by the BIF of the FDIC and both entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can become liable for reimbursing the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC insured subsidiary of the bank holding company or FDIC assistance provided to such subsidiary is in danger of default.

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

     Interstate Banking and Community Development Legislation
     --------------------------------------------------------

     In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate expansion and consolidation of banking operations by (i) permitting adequately capitalized and managed bank holding companies, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date; (iii) permitting banks to establish new branches on an interstate basis provided such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so; and (v) permitting, beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation is to permit the Corporation to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Ohio. Overall, this legislation is likely to have the effect of increasing competition and promoting geographic diversification in the banking industry.

     The Riegle Community Development and Regulatory Improvement Act of 1994, also enacted in September 1994, is intended to (i) increase the flow of loans to businesses in distressed communities by providing incentives to lenders to provide credit within those communities; (ii) remove impediments to the securitization of small business loans; (iii) provide for a reduction in paperwork and to streamline bank regulation through, for example, the coordination of examinations in a bank holding company context, a reduction in the number of currency transaction reports required, improvements to the National Flood Insurance Program that include enabling lenders to force place flood insurance; and (iv) increase the level of consumer protection provided to customers in banking transactions. The Corporation believes that these provisions of the new law have not had a material effect on its operations.

     Citizens and Castalia, as Ohio chartered banks, are supervised by the State of Ohio Division of Financial Institutions. The Banks are also members of the Federal Reserve System and are subject to its supervision. As such, the Banks are subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the Banks and not for their shareholders.

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

(e)  Statistical Information
     -----------------------

     Pages 8 through 19 present various statistical disclosures required for bank holding companies.

          Distribution of Assets, Liabilities and Shareholders' Equity,
                    Interest Rates and Interest Differential
                    ----------------------------------------

The following table sets forth, for the years ended December 31, 1997, 1996 and 1995, the distribution of assets, liabilities and shareholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                     1997                           1996                            1995
                                        ----------------------------    ----------------------------     -------------------------
                                        Average                Yield/   Average                Yield/    Average              Yield/
Assets                                  balance    Interest     rate    balance    Interest     rate     balance   Interest   rate
------                                  -------    --------     ----    -------    --------     ----     -------   --------   ----
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans (1)(2)(3)                      $ 215,648   $ 18,462      8.56%  $ 197,795   $ 17,144    8.67%   $191,030   $16,618    8.70%
  Taxable securities(4)                   43,122      2,513      5.81      46,007      2,721    5.90      50,317     2,839    5.64
  Nontaxable securities(4)(5)             24,333      1,307      5.46      25,676      1,431    5.66      27,885     1,630    5.85
  Federal funds sold                       8,826        483      5.47       9,575        508    5.31       9,827       575    5.85
  Interest-bearing deposits in
    other banks                              719         33      4.59          82          4    4.88          55         3    5.45
                                       ---------   --------             ---------   --------            --------   -------

    Total interest-earning
      assets                             292,648     22,798      7.80     279,135     21,808    7.82     279,114    21,665    7.76
                                                   --------                         --------                       -------

Noninterest-earning assets:
  Cash and due from banks                 10,503                           11,509                         10,701
  Office premises and
    equipment, net                         6,551                            6,345                          6,289
  Accrued interest receivable              1,982                            1,908                          2,280
  Intangible assets                        2,935                            1,787                          1,988
  Other assets                             2,624                            2,026                          1,514
  Less allowance for
    possible loan losses                  (2,742)                          (2,638)                        (2,507)
                                       ---------                        ---------                       --------
    Total                              $ 314,501                        $ 300,072                       $299,379
                                       =========                        =========                       ========

Liabilities and Shareholders' Equity
------------------------------------

Interest-bearing liabilities:
  Savings, NOW and Money
    Market deposit accounts            $ 123,190      3,231      2.62   $ 119,449      3,145    2.63    $122,798     3,253    2.65
  Time deposits                          100,115      5,220      5.21      92,434      4,802    5.20      90,455     4,610    5.10
  Federal Home Loan Bank
    borrowings                            15,126        866      5.73      16,279        932    5.73      17,361       993    5.72
  Securities sold under
    repurchase agreements                  8,432        440      5.28       8,207        335    4.08       6,800       336    4.94
  U.S. Treasury demand
    notes payable                            979         53      5.41         746         37    4.96         963        54    5.61
                                       ---------   --------             ---------   --------            --------   -------
    Total interest-
      bearing liabilities                247,842      9,810      3.96     237,115      9,251    3.90     238,377     9,246    3.88
                                       ---------   --------             ---------   --------            --------   -------

Noninterest-bearing liabilities:
  Demand deposits                         29,249                           25,900                         26,264
  Other liabilities                        2,359                            2,627                          2,255
                                       ---------                        ---------                       --------
                                          31,608                           28,527                         28,519
Shareholders' equity                      35,051                           34,430                         32,483
                                       ---------                        ---------                       --------
    Total                              $ 314,501                        $ 300,072                       $299,379
                                       =========                        =========                       ========
Net interest income                                 $12,988                         $ 12,557                       $12,419
                                                    =======                         ========                       =======
Net yield on interest-
  earning assets                                                 4.44%                          4.47%                         4.45%
                                                                 ====                           ====                          ====


(1) For purposes of these computations, the daily average loan amounts outstanding are net of unearned income.
(2) Included in loan interest income are loan fees of $865,486 in 1997, $734,109 in 1996, and $681,038 in 1995.
(3) Nonaccrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5) Interest income is reported on a historical basis without tax-equivalent adjustment.

                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate
              ----------------------------------------------------


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                            1997 compared to 1996                    1996 compared to 1995
                                             Increase (decrease)                      Increase (decrease)
                                                 due to (1)                                due to (1)
                                   --------------------------------------    ---------------------------------------
                                       Volume        Rate          Net        Volume         Rate           Net
                                       ------        ----          ---        ------         ----           ---
                                                                  (Dollars in thousands)
Interest income:
     Loans                         $   1,531    $     (213)   $    1,318    $      586    $      (60)    $      526
     Taxable securities                 (169)          (39)         (208)         (228)          110           (118)
     Nontaxable securities               (96)          (28)         (124)         (147)          (52)          (199)
     Federal funds sold                  (41)           16           (25)          (14)          (53)           (67)
     Interest-bearing deposits
       in other banks                     29                          29             1                            1
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           earning assets          $   1,254    $     (264)   $      990    $      198    $      (55)    $      143
                                   =========    ==========    ==========    ==========    ==========     ==========

Interest expense:
     Savings, NOW and
       Money Market
       deposit accounts            $      98    $      (12)   $       86    $      (88)   $      (20)    $     (108)
     Time deposits                       400            18           418           101            91            192
     Federal Home Loan
       Bank borrowings                   (66)                        (66)          (62)            1            (61)
     Securities sold under
       repurchase agreements               9            96           105            63           (64)            (1)
     U.S. Treasury demand
       notes payable                      12             4            16           (11)           (6)           (17)
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           bearing liabilities     $     453    $      106    $      559    $        3    $        2     $        5
                                   =========    ==========    ==========    ==========    ==========     ==========

         Net interest income       $     801    $     (370)   $      431    $      195    $      (57)    $      138
                                   =========    ==========    ==========    ==========    ==========     ==========

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                               Security Portfolio
                               ------------------

The following table sets forth the carrying amount of securities at December 31.

                                                                              1997           1996           1995
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $    33,140    $    36,904     $    37,138
Obligations of states and political subdivisions (1)                          19,802         18,456          17,198
Other securities, including mortgage-backed securities(1)                      5,527          3,611           3,375
                                                                         -----------    -----------     -----------

     Total                                                               $    58,469    $    58,971     $    57,711
                                                                         ===========    ===========     ===========

HELD TO MATURITY

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                              $     1,000    $     1,000     $     1,500
Obligations of states and political subdivisions (1)                           4,004          6,329          10,380
Other securities, including mortgage-backed securities(1)                      1,733          2,461           4,856
                                                                         -----------    -----------     -----------

     Total                                                               $     6,737    $     9,790     $    16,736
                                                                         ===========    ===========     ===========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 1997 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                   Maturing
                              ------------------------------------------------------------------------------------
                                                         After one             After five
                                   Within               but within             but within               After
                                  one year              five years              ten years             ten years
                                  --------              ----------              ---------             ---------
                              Amount     Yield       Amount     Yield      Amount      Yield     Amount      Yield
                              ------     -----       ------     -----      ------      -----     ------      -----
                                                            (Dollars in thousands)
AVAILABLE FOR SALE (4)

U.S. Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                 $   16,955     5.32%   $   16,185     6.00%
Obligations of states
  and political
  subdivisions (1)                314     7.36         8,481     5.63    $   9,872     4.88%   $   1,134      5.44%
Other securities (2)                                     699     6.26
                           ----------   ------    ----------   ------    ---------   ------    ---------   -------

    Total                  $   17,269     5.36%   $   25,365     5.88%   $   9,872     4.88%   $   1,134      5.44%
                           ==========   ======    ==========   ======    =========   ======    =========   =======

                                                                   Maturing
                             -------------------------------------------------------------------------------------
                                                          After one                After five
                                    Within               but within                but within             After
                                   one year              five years                 ten years           ten years
                              Amount     Yield       Amount     Yield          Amount      Yield    Amount   Yield
                              ------     -----       ------     -----          ------      -----    ------   -----
HELD TO MATURITY

U.S. Treasury securities
  and obligations of U.S.
  Government
  corporations and
  agencies                 $    1,000   8.03%
Obligations of states
  and political
  subdivisions (1)              3,650   6.21      $      355   4.96
Other securities (3)
                           ----------   ----      ----------   ----

    Total                  $    4,650   6.60%     $      355   4.96%
                           ==========   ====      ==========   ====

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $1,050,000 of mortgage-backed securities; and $3,165,000 of Federal Home Loan Bank stock, $588,000 of Federal Reserve stock, and $25,000 of Independent State Bank of Ohio stock which have no stated maturity.

(3)  Excludes $1,733,000 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                 Loan Portfolio
                                 --------------

Types of Loans
--------------

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans:

                                              1997           1996           1995            1994           1993
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Commercial and agricultural              $     47,043   $      42,038   $     45,024   $     45,229    $     43,129
Real estate mortgage                          135,636         131,492        120,783        114,952          93,452
Real estate construction                        2,653           2,080          1,130             40              47
Consumer                                       38,621          29,232         28,984         25,609          23,257
Credit card and other                           1,694           1,450          1,117          1,327           1,725
                                         ------------   -------------   ------------   ------------    ------------

                                         $    225,647   $     206,292   $    197,038   $    187,157    $    161,610
                                         ============   =============   ============   ============    ============

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. These loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% as in the case of certain stocks, to 90% in the case of collateralizing with a savings or time deposit account. Unsecured credit relies on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

Real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Real estate mortgage loans are primarily loans secured by one- to four-family real estate. At year-end 1997, loans secured by one- to four-family real estate represented 84% of total real estate mortgage loans (83% in both 1996 and 1995). The balance of the loans is mostly for commercial purposes, secured by real estate. Real estate mortgage loans are secured with a maximum loan to appraisal value of 80% and generally pose less risk to the Banks.

Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by one- to four-family real estate. The Banks control disbursements.

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

Credit card loans are made as a convenience to existing customers of the Banks. All such loans are made on an unsecured basis, lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Banks.

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the Corporation's consolidated financial statements. As of December 31, 1997 and 1996, the Banks were contingently liable for $447,000 and $62,000 of letters of credit. In addition, the Banks had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1997 and 1996, the Banks had commitments to extend credit in the aggregate amounts of approximately $20,114,000 and $18,316,000. Of these amounts, $16,945,000 and
$14,081,000, represented lines of credit and construction loans, and $3,169,000 and $4,235,000, represented credit card commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 1997 and 1996.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the amount of commercial and agricultural loans outstanding as of December 31, 1997, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                               Maturing
                                                  -----------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    one year         five years      five years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)

Commercial and agricultural                       $     15,806     $       9,192     $     22,045      $     47,043
                                                  ============     =============     ============      ============

                                                             Interest
                                                            Sensitivity
                                                  ------------------------------
                                                      Fixed           Variable
                                                      rate              rate
                                                      ----              ----
                                                      (Dollars in thousands)

Due after one but within five years               $      4,999     $       4,193
Due after five years                                     3,599            18,446
                                                  ------------     -------------
                                                  $      8,598     $      22,639
                                                  ============     =============

The preceding maturity information is based on contract terms at December 31, 1997 and does not include any possible "rollover" at maturity date. In the normal course of business, the Banks consider and act on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
-------------

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements:

                                                              1997         1996       1995       1994       1993
                                                              ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $    1,205   $     468   $   1,331  $   1,155  $     832

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                 1,480         501         907        401        691

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower (3)
                                                           ----------   ---------   ---------  ---------  ---------

     Total                                                 $    2,685   $     969   $   2,238  $   1,556  $   1,523
                                                           ==========   =========   =========  =========  =========


Impaired loans, including $627,000, $468,000
  and $1,034,000 on nonaccrual basis and $-0-,
  $501,000 and $186,000 contractually past due 90
  days or more at December 31, 1997, 1996 and 1995.        $    1,817   $   1,982   $   2,338
                                                           ==========   =========   =========

Commercial loans totaled approximately 53%, 49% and 35% of the total nonperforming loans at December 31, 1997, 1996 and 1995. Real estate loans totaled approximately 45%, 42% and 61% of nonperforming loans at December 31, 1997, 1996 and 1995. Commercial real estate and the personal guarantee of the principals involved generally secure the commercial loans. Annual net charge-offs of commercial loans have been less than $53,000 per year for the years 1993 through 1997. Real estate loans generally have a loan to appraisal ratio of 80% or lower. Foreclosure proceedings are begun when other collection efforts are unsuccessful. Net charge-offs (recoveries) on real estate loans were $(2,000) in 1997, $30,000 in 1996, $(4,000) in 1995, $37,000 in 1994, and
$163,000 in 1993.

There are no loans as of December 31, 1997, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

No concentrations of loans exceeded 10% of total loans.

 (1) Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and real estate loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable. The amount of additional interest income that would have been recorded had all nonaccrual loans been current in accordance with their terms is shown below:

                                                           1994           1993              1992
                                                           ----           ----              ----

Interest income, full accrual                          $    86,000     $    75,000    $    151,000
Actual interest income, cash basis                          39,000          13,000          51,000
                                                       -----------     -----------    ------------

     Interest not reported                             $    47,000     $    62,000    $    100,000
                                                       ===========     ===========    ============

                                                           1997           1996              1995
                                                           ----           ----              ----
Interest income on impaired loans, including interest
  income recognized on a cash basis                    $   133,000     $   139,000    $    225,000
                                                       ===========     ===========    ============
Interest income on impaired loans recognized on
  a cash basis                                         $   133,000     $   139,000    $    225,000
                                                       ===========     ===========    ============

(2)  Excludes loans accounted for on a nonaccrual basis.
(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

                         Summary of Loan Loss Experience
                         -------------------------------

Analysis of the Allowance for Possible Loan Losses
--------------------------------------------------

The following table shows the daily average loan balances and changes in the allowance for possible loan losses for the years indicated:

                                             1997           1996           1995            1994           1993
                                             ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)
Daily average amount of loans,
  net of unearned income                $    215,648  $     197,795   $     191,030  $     177,110   $      153,505
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses at beginning of year           $      2,642  $       2,602   $       2,390  $       2,083   $        2,080

Loan charge-offs:
   Commercial and agricultural                    18             34              94                               5
   Real estate mortgage                                          32              24             43              167
   Real estate construction
   Consumer                                      365            328             174            150              185
   Credit card and other                          47             51              42             27               41
                                        ------------  -------------   -------------  -------------   --------------
                                                 430            445             334            220              398

Recoveries of loans previously
  charged off:
   Commercial and agricultural                    11             32              41             87                5
   Real estate mortgage                            2              2              28              6                4
   Real estate construction
   Consumer                                      121             71              73             95               63
   Credit card and other                          18             12              27             16              100
                                        ------------  -------------   -------------  -------------   --------------
                                                 152            117             169            204              172
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (1)                             (278)          (328)           (165)           (16)            (226)

Additions to allowance charged
  to expense (2)                                 435            368             377            323              229
                                        ------------  -------------   -------------  -------------   --------------

Allowance for possible loan
  losses at end of year                 $      2,799  $       2,642   $       2,602  $       2,390   $        2,083
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses as a percent of loans
  at year-end                                   1.25%          1.29%           1.33%          1.28%           1.30%
                                            ========        =======        ========       ========         =======

Ratio of net charge-offs during
  the year to average loans
  outstanding                                    .13%           .17%            .09%           .01%            .15%
                                            ========        =======        ========       ========         =======

(1) The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. Net charge-offs increased in 1997 and 1996 primarily due to an increase in the write-off of consumer loans.

 (2) The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as management believes require current recognition in estimating probable loan losses.

Allocation of Allowance for Possible Loan Losses
------------------------------------------------

The following table allocates the allowance for possible loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated:

                                                                    1997                           1996
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
(Dollars in thousands)                                     Allowance    total loans        Allowance    total loans
                                                          ----------    -----------    -------------   ------------

Commercial and agricultural                               $       710         20.9%     $       691         20.4%
Real estate mortgage                                              315         60.1              146         63.7
Real estate construction                                                       1.2                           1.0
Consumer                                                          352         17.1              222         14.2
Credit card and other                                              15           .7               11           .7
Unallocated                                                     1,407                         1,572
                                                          -----------     --------      -----------   -------------

                                                          $     2,799        100.0%     $     2,642        100.0%
                                                          ===========     ========      ===========   =============


                                                                    1995                           1994
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
                                                           Allowance    total loans       Allowance     total loans
                                                           ---------    -----------       ---------     -----------

Commercial and agricultural                               $       703         22.9%     $       408         24.2%
Real estate mortgage                                              418         61.3              315         61.4
Real estate construction                                                        .6
Consumer                                                          308         14.7              285         13.7
Credit card and other                                              11           .5               67           .7
Unallocated                                                     1,162                         1,315
                                                          -----------     --------      -----------     -----------

                                                          $     2,602        100.0%     $     2,390        100.0%
                                                           ==========     ========      ===========      =======

                                                                    1993
                                                                        Percentage
                                                                        of loans to
                                                           Allowance    total loans
                                                           ---------    -----------

Commercial and agricultural                               $       341         26.7%
Real estate mortgage                                              336         57.8
Real estate construction
Consumer                                                          248         14.4
Credit card and other                                              58          1.1
Unallocated                                                     1,100
                                                          -----------   ----------

                                                          $     2,083        100.0%
                                                          ===========   ==========

The adequacy of the allowance for possible loan losses is determined based on an analysis of specific credits which are generally selected based on size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions and other relevant factors. While the allocation of the allowance has been based on the results of specific credit analysis and historical charge-off experience, the allowance is available to absorb losses from any segment of the portfolio. The increase in the allowance and the unallocated portion since 1993 resulted from average total loans increasing 40% from $153,505,000 in 1993 to $215,648,000 in 1997.

Deposits
--------

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated:

                                          1997                        1996                        1995
                                ------------------------    --------------------------  --------------------------
                                     Average     Average        Average       Average        Average      Average
                                     balance    rate paid       balance      rate paid       balance     rate paid
                                     -------    ---------       -------      ---------       -------     ---------
                                                               (Dollars in thousands)
Noninterest-bearing
  demand deposits               $     29,249        N/A     $     25,900         N/A    $     26,264         N/A
Interest-bearing demand
  deposits                            35,165       2.15%          26,311        2.02%         24,584        2.07%
Savings, including Money
  Market deposit accounts             88,025       2.81           93,138        2.81          98,214        2.79
Time deposits                        100,115       5.21           92,434        5.20          90,455        5.10
                                ------------                ------------                ------------

                                $    252,554                $    237,783                $    239,517
                                ============                ============                ============


Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                                              Individual
                                                           Certificates       Retirement
                                                            of Deposits        Accounts         Total
                                                            -----------        --------         -----
                                                                        (Dollars in thousands)

           3 months or less                                $     2,945                       $     2,945
           Over 3 through 6 months                               4,223      $      137             4,360
           Over 6 through 12 months                              8,640             259             8,899
           Over 12 months                                        1,542             283             1,825
                                                           -----------      ----------       -----------

                                                           $    17,350      $      679       $    18,029
                                                           ===========      ==========       ===========

Short-term Borrowings
---------------------

No short-term borrowings were outstanding in 1997, 1996 or 1995 for which the average balance exceeded thirty percent of shareholders' equity at the end of any year.

Return on Equity and Assets
---------------------------

The ratio of net income to daily average total assets, average shareholders' equity and certain other ratios, are as follows:

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                  1997         1996         1995
                                                                                  ----         ----         ----
Percentage of net income to:

     Average total assets                                                          1.09%        1.32%        1.23%

     Average shareholders' equity                                                  9.80        11.52        11.34

Percentage of dividends declared per common share
  to net income per common share                                                  94.69        78.46        59.01

Percentage of average shareholders' equity to average total assets                11.14        11.47        10.85


ITEM 2.  PROPERTIES
-------------------


The Corporation neither owns nor leases any properties. The Citizens Banking Company maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of the Corporation. Citizens also owns and operates three branch banking offices in Perkins Township (Sandusky, Ohio), and one branch banking office in Berlin Heights, Ohio. The Castalia Banking Company owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC Resources, Inc. owns its processing center located at 1845 Superior Street, Sandusky, Ohio; leases offices in downtown Sandusky, Ohio and leases a storefront for its retail operations in Perkins Township (Sandusky, Ohio). R. A. Reynolds Appraisal Services, Inc. leases offices in downtown Sandusky, Ohio.


The Corporation has two wholly owned subsidiary banks, a wholly owned data processing company subsidiary and a wholly owned real estate appraisal company subsidiary.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiaries face potential loss or exposure that will materially affect the consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Corporation has no established public trading market for its common stock. On March 21, 1994, shareholders of the Corporation were notified that the brokerage firms of Kemper Securities, Merrill Lynch, McDonald & Company and The Ohio Company would handle the sale and purchase of the Corporation's stock. However, such firms are not "market makers" of such stock since they do not purchase and hold for investment purposes any such shares. Information below is the range of sale prices as reported by the brokerage firms.

                                                            1997
                                                            ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------

        $30.11    to     $33.56      $34.31    to    $35.50    $35.75    to     $37.19      $38.00   to     $39.16

                                                            1996
                                                            ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------

        $19.88    to     $20.25      $20.25    to    $22.25    $22.81    to     $26.38      $26.63   to     $28.63

The Corporation has no outstanding options or warrants to purchase shares of its common stock or securities convertible into shares of common stock.

The number of holders of record of the Corporation's common stock at December 31, 1997 was 584.

Dividends per share declared by the Corporation on common stock were as follows as retroactively restated for the effect of the 4-for-1 stock split paid in the form of a 300% stock dividend approved April 16, 1996.

                                                                              1997                1996
                                                                              ----                ----

                  February                                                 $    .14              $   .12
                  May                                                           .14                  .13
                  August                                                        .14                  .13
                  November                                                      .65                  .64
                                                                           --------              -------

                                                                           $   1.07              $  1.02
                                                                           ========              =======

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Five-Year Selected Consolidated Financial Data
----------------------------------------------

The following table sets forth certain selected consolidated financial information of First Citizens Banc Corp and subsidiaries, and is qualified in its entirety by reference to the detailed information and financial statements of the Corporation included in Item 8 hereof.

                                                                  Year ended December 31,
                                         --------------------------------------------------------------------------
                                              1997           1996           1995            1994           1993
                                              ----           ----           ----            ----           ----
                                                       (Dollars in thousands, except per share data)
Statements of income:
   Total interest income                 $     22,798   $      21,808   $     21,665   $     20,031    $     19,418

   Total interest expense                       9,810           9,251          9,246          7,949           7,905
                                         ------------   -------------   ------------   ------------    ------------

     Net interest income                       12,988          12,557         12,419         12,082          11,513

   Provision for loan losses                      435             368            377            323             229
                                         ------------   -------------   ------------   ------------    ------------
     Net interest income after
       provision for loan losses               12,553          12,189         12,042         11,759          11,284

   Security gains (losses) (1)                    214              53           (221)                          (700)
   Other noninterest income                     3,798           3,357          2,957          2,350           2,337
                                         ------------   -------------   ------------   ------------    ------------
     Total noninterest income                   4,012           3,410          2,736          2,350           1,637

   Total noninterest expenses                  11,839          10,089          9,784          9,329           8,360
                                         ------------   -------------   ------------   ------------    ------------
     Income before federal
       income taxes                             4,726           5,510          4,994          4,780           4,561

   Federal income tax expense                   1,292           1,545          1,312          1,122           1,006
                                         ------------   -------------   ------------   ------------    ------------

     Net income                          $      3,434   $       3,965   $      3,682   $      3,658    $      3,555
                                         ============   =============   ============   ============    ============

Per share of common stock (2):
   Net income                            $       1.13   $       1.30    $       1.21   $       1.20    $      1.16
   Dividends                                     1.07           1.02             .71            .41            .36
   Book value                                   11.42          11.28           11.08          10.46           9.67

Average common shares
  outstanding (2)                           3,051,504       3,051,504      3,051,504      3,051,504       3,051,504

Year-end balances:
   Loans, net                            $    221,758   $     202,485   $    193,267   $    183,552    $    158,388
   Securities                                  65,206          68,761         74,447         82,795          95,318
   Total assets                               325,923         302,778        304,062        302,951         288,725
   Deposits                                   265,003         240,498        242,342        244,104         245,486
   Borrowings                                  24,281          26,218         25,543         25,650          12,616
   Shareholders' equity                        34,848          34,427         33,807         31,910          29,511

Average balances:
   Loans, net                            $    212,906   $     195,157   $    188,523   $    174,903    $    151,364
   Securities                                  67,455          71,683         78,202         93,636          92,083
   Total assets                               314,501         300,072        299,379        300,402         284,321
   Deposits                                   252,554         237,783        239,517        241,404         241,109
   Borrowings                                  24,537          25,232         25,124         24,297          11,507
   Shareholders' equity                        35,051          34,430         32,483         30,603          28,377

                                                                  Year ended December 31,
                                              --------------------------------------------------------------------
                                               1997           1996           1995            1994           1993
                                               ----           ----           ----            ----           ----

Selected ratios:
   Net yield on average interest-
     earning assets                              4.44%          4.47%           4.45%          4.33%          4.35%
   Return on average total assets                1.09           1.32            1.23           1.22           1.25
   Return on average shareholders'
     equity                                      9.80          11.52           11.34          11.95          12.53
   Average shareholders' equity
     as a percent of average total
     assets                                     11.14          11.47           10.85          10.19           9.98
   Net loan charge-offs as a percent
     of average loans                             .13            .17             .09            .01            .15
   Allowance for possible loan losses
     as a percent of loans at year-end           1.25           1.29            1.33           1.28           1.30
   Shareholders' equity as a percent
     of total year-end assets                   10.69          11.37           11.12          10.53          10.22

(1) Other-than-temporary declines in the values of a security of $226,000 and $700,000 were recorded during 1995 and 1993 respectively. Partial recoveries of $214,000 and $39,000 were received in 1997 and 1996.

(2)  Restated for 1996 stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
  AND RESULTS OF OPERATIONS - AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996
  -------------------------------------------------------------------------
  AND FOR THE YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995
  ---------------------------------------------------------

General
-------

At December 31, 1997, total assets were $325,923,000 compared to $302,778,000 at December 31, 1996. Net income for the year ended December 31, 1997 totaled $3,434,000 or $1.13 per common share. This is a 13.3% decrease compared to 1996 net income of $3,965,000 or $1.30 per common share. Earnings for 1995 were $3,682,000 or $1.21 per common share.


On October 3, 1996, Citizens entered an agreement with EST National Bank for the acquisition of banking offices in Sandusky, Ohio and Berlin Heights, Ohio and the assumption of $14,577,000 in deposits of the two banking offices. With the settlement of the transaction in January 1997, Citizens took possession of the properties and assumed the deposits. The value of properties and equipment was $956,000 and a deposit premium of 10.25% or $1,494,000 was paid. The transaction gives Citizens a presence in the southeast area of its market and a facility in the expanding commercial area along U.S. Route 250.

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Corporation's financial condition, results of operations, liquidity and capital resources as of December 31, 1997 and 1996, and during the three-year period ended December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included elsewhere in this report.

Loans, Deposits, Borrowings, Securities and Stockholders' Equity
----------------------------------------------------------------


Total loans increased $19,430,000, or 9.5%, from 1996 to 1997. Consumer loans experienced the greatest growth, increasing $9,389,000, or 32.1%, over 1996 to a total of $38,621,000. Commercial and agricultural loans increased $5,005,000, or 11.9%, from 1996 to a total of $47,043,000. Real estate mortgages increased by $4,144,000, or 3.1%, from 1996 to 1997 to a total of $135,636,000.

After two years of heavy demand, the market for conventional real estate mortgages softened through most of 1997, beginning to increase at the end of the year. In 1997, the Banks became involved in selling mortgages on the secondary market. In addition to the $4,144,000 increase in real estate mortgages in 1997, the Banks sold newly originated mortgages totaling $2,201,000. In general, 30-year fixed-rate loans are being sold in order to reduce interest rate risk.

Many commercial loans and lines of credit are cyclical, depending on the type of business. However, additional calling and marketing efforts have been made in the commercial loan area to increase the Corporation's share of the commercial market.

Increased consumer demand coupled with the Corporation's increasing competitiveness on rates on new cars and home improvement lending resulted in consumer lending growth of $9,389,000, or 32.1%, from 1996 to 1997 and totaled $38,621,000 at December 31, 1997. The Corporation, through its more competitive pricing as well as increasing marketing efforts, generated $4,191,000 of installment loans secured by second mortgages in 1997. Also, in 1997, the Corporation generated $4,722,000 of consumer loans not secured by real estate, much of which were secured by vehicles.


Average deposit balances for 1997 were $252,554,000, compared to $237,783,000 for 1996, an increase of $14,771,000, or 6.2%. The deposit growth is mainly attributed to the deposits acquired in the purchase of two EST First Merit branches. Deposit growth outside of the branch acquisition has been limited as a result of increased competition for deposit dollars from traditional and nontraditional financial service providers and increasingly sophisticated consumers utilizing alternatives to traditional banking deposits. Noninterest-bearing deposits averaged $29,249,000 for 1997 compared to $25,900,000 for 1996, increasing $3,349,000, or 12.9%. Savings, NOW, and MMIA accounts averaged $123,190,000 for 1997 compared to $119,449,000 for 1996.
Average time deposits increased $7,681,000 to a total average balance of $100,115,000 for 1997.


Borrowings from the Federal Home Loan Bank of Cincinnati decreased from $15,672,000 at December 31, 1996 to $14,488,000 at December 31, 1997. This
decrease of $1,184,000 was a result of scheduled paydowns on previous advances. The Corporation had no new advances from the Federal Home Loan Bank in 1997 as the cash received from the branch purchase provided sufficient liquidity.


The Banks offer repurchase agreements in the form of sweep accounts to commercial checking account customers. At December 31, 1997, total repurchase agreements in the form of sweep accounts totaled $6,879,000. This compares to $9,157,000 at December 31, 1996. The securities pledged as collateral for the repurchase agreements are United States Treasury Notes maintained under the Banks' control.

Securities decreased $3,555,000, or 5.2%, from $68,761,000 on December 31, 1996 to $65,206,000 on December 31, 1997. This decrease provided additional funding for increased loan demand for the same period.

Securities held to maturity at December 31, 1997, had unrealized gains of approximately $67,000 and unrealized losses of approximately $8,000. Since management intends to hold this portion of the portfolio to maturity, the unrealized gains and losses have no impact on operations of the Corporation. Securities available for sale had an estimated fair value at December 31, 1997 of $58,469,000. This fair value includes unrealized gains of approximately $693,000 and unrealized losses of approximately $63,000. The effect of the unrealized gains and losses on securities available for sale, net of deferred taxes, was a positive adjustment to shareholders' equity of $416,000.


Mortgage-backed securities totaled $2,783,000 at December 31, 1997 and none are considered unusual or "high risk" securities as defined by regulating authorities. Of this total, $531,000 are pass-through securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC); $1,990,000 are CMOs and REMICs issued by FNMA and FHLMC; and $262,000 are privately issued and are collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the portfolio at December 31, 1997 was 6.6%. Also, 9.4% of the December 31, 1997 portfolio, or $262,000, are floating rate securities adjusting at least quarterly. The average maturity at December 31, 1997 was approximately 26 months. The Corporation has not invested in any derivative securities such as step-ups, multi-steps or dual index floaters.

Total shareholders' equity increased $421,000, or 1.2%, during 1997 to $34,848,000. The ratio of total shareholders' equity to total assets was 10.7% in 1997 and 11.4% in 1996. The decrease in this ratio is a result of management's strategy of increasing dividend payments to better leverage shareholders' equity as long as retention of earnings is not necessary to support asset growth.


Net Interest Income
-------------------

Net interest income for 1997 was $12,988,000, an increase of $431,000, or 3.4%, over 1996. Net interest income was $12,557,000 in 1996, an increase of $138,000, or 1.1%, over 1995. The increase in the net interest income for 1997 was the net result of an increase in interest income of $990,000 less an increase in interest expense of $559,000.


Total interest income increased $990,000, or 4.3%, for 1997 compared to an increase of $143,000, or 0.7%, for 1996. This increase in the growth of interest income can be attributed to an increase in average interest earning assets from $279,135,000 to $292,648,000, or $13,513,000 between 1996 and 1997. The increase in volume of average interest earning assets offset a decrease in the average yield on earning assets of two basis points, from 7.82% in 1996 to 7.80% in 1997. The increase in interest income for 1996 is primarily a result of a shift in asset mix from securities to loans, which provide a higher yield.

Total interest expense increased $559,000, or 6.0%, for 1997 compared to an increase of $5,000, or 0.1%, in 1996. The increase in interest expense can be attributed to an increase in average interest-bearing liabilities from $237,115,000 to $247,842,000, or $10,727,000 from 1996 to 1997. Interest expense for 1996 compared to 1995 reflected no significant change as both the average balance and the average yield of interest bearing liabilities remained relatively constant.

Refer to "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate" for further analysis of the impact of changes in interest-bearing assets and liabilities on the Corporation's net interest income.

Allowance for Possible Loan Losses
----------------------------------

The following table contains information relating to the provision for loan losses, activity in and analysis of the allowance for possible loan losses for the three-year period ended December 31, 1997:

                                                                      As of and for the year ended December 31,
                                                                      -----------------------------------------
                                                                        1997            1996              1995
                                                                        ----            ----              ----

Net loan charge-offs                                              $      278,000    $     328,000    $      165,000

Provision for loan losses charged to expense                             435,000          368,000           377,000
Provision for loan losses more than net loan
  charge-offs                                                            157,000           40,000           212,000
Net loan charge-offs as a percent of average
  outstanding loans                                                          .13%             .17%              .09%

Allowance for possible loan losses                                $    2,799,000    $   2,642,000    $    2,602,000
Allowance for possible loan losses as a percent
  of year-end outstanding loans                                             1.25%            1.29%             1.33%
Allowance for possible loan losses as a percent
  of impaired loans                                                       154.05           133.30            111.29

Impaired loans                                                    $    1,817,000    $   1,982,000    $    2,338,000
Impaired loans as a percent of gross
  year-end loans                                                             .81%             .97%             1.19%
Nonaccrual and 90 days or more past due loans
  as a percent of gross year-end loans                                      1.20              .47              1.14

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

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Noninterest Income
------------------

Noninterest income totaled $4,012,000 in 1997 compared to $3,410,000 in 1996 and $2,736,000 in 1995. Income from the data processing and computer services division totaled $2,191,000 for 1997, a 4.7% increase over 1996 income of $2,092,000. Income for this division for 1995 was $1,806,000.

Service charges on deposit accounts totaled $531,000 in 1997, an increase of $46,000, or 9.5%, over 1996 income of $485,000. This compares to service charge income of $445,000 in 1995. Additional services and account features have been introduced to generate increased noninterest income from the deposit accounts of the Banks. In addition, service charges are reviewed annually to ensure reasonable compensation for the services provided. 1997 also included service charges on the accounts acquired from EST National Bank.

Other noninterest income totaled $1,016,000 in 1997 compared to $780,000 in 1996 and $706,000 in 1995. Increases in other noninterest income are a result of additional products and services introduced to generate noninterest income. 1997 noninterest income increased $236,000, or 30.2%, from 1996. The increase is mainly attributed to three areas: Brokerage fees, ATM fee income and Credit Card Merchant fees. Brokerage fees increased $50,000 in 1997 due to increased volume. With the purchase of EST National Bank branches, the Corporation acquired three additional ATMs. The additional volume of the new ATMs, combined with an ATM surcharge instituted in January of 1997, led to an increase in fee income of $65,000. Also, in 1997, fees charged to credit card merchants were increased. The increase in fees, coupled with an increase in the number of credit card merchants, led to an increase in fee income of $84,000.

For 1997, the Corporation received $214,000 in payments against a previously written off investment security. As a result of the filing of bankruptcy by the Towers Financial Corporation (parent company) in 1993, the Corporation determined that an other than temporary decline in the value of Tower Healthcare Receivables Corp. bonds had occurred. Accordingly, a $700,000 writedown in the cost of those bonds was made in 1993, and a writedown of $226,000 was made in 1995. The carrying value of these securities was $ -0- at December 31, 1997 and 1996.

Noninterest Expense
-------------------

Noninterest expense totaled $11,839,000 in 1997, an increase of $1,750,000, or 17.3%, over 1996. Noninterest expense increased $305,000, or 3.1%, in 1996 as compared to 1995. The following discussion highlights the significant items that resulted in increases or decreases in the components of noninterest expense.


Salaries, wages and benefits totaled $5,917,000 in 1997, compared to $5,246,000 in 1996 and $5,071,000 in 1995. Salary increases totaled $556,000 in 1997 compared to 1996, and $97,000 in 1996 compared to 1995. Increases in benefits totaled $115,000 in 1997 compared to 1996 and $78,000 in 1996 compared to 1995. The increase for 1997 relates primarily to employees of the two branches purchased in early 1997.

Net occupancy expense totaled $564,000 in 1997, compared to $546,000 in 1996 and $548,000 in 1995. The increase in occupancy expense 1997 was also due to the acquisition of two branches from EST First Merit.

Equipment expense totaled $813,000 in 1997, compared to $630,000 in 1996 and $565,000 in 1995. Increases in 1997 of $183,000 are attributed to additional equipment at the two acquired branches, as well as additional image processing equipment at SCC Resources.

FDIC premiums totaled $31,000 in 1997, compared to $3,000 in 1996 and $284,000 in 1995. Changes in the premium rate by the FDIC resulted in the decreases from 1995 to 1996. The increase in FDIC premiums of $28,000 from 1996 to 1997 is a result of changes in the assessment calculation in the Deposit Insurance Fund Act of 1996 as well as higher deposit balances.

State of Ohio Franchise taxes were $436,000 in 1997, compared to $419,000 in 1996 and $438,000 in 1995. The franchise taxes are based on the capital positions of the Banks. The current dividend policy of the Banks, combined with a lack of growth, results in a relatively constant capital position of the Banks and hence little changes in the amount of the franchise tax.

Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $641,000 in 1997, compared to $331,000 in 1996 and $309,000 in 1995. Increases in these fees represent the additional consulting costs involved in the acquisition of the EST First Merit branches by Citizens, as well as consulting costs involved in the planned acquisition of The Farmers State Bank of New Washington, scheduled for completion early in the second quarter of 1998.

Amortization of intangible assets increased $125,000 in 1997. The increase is attributed to the amortization of the deposit premium paid to EST National Bank in the acquisition of two branches. The premium paid was 10.25% or $1,494,000 and is being amortized on a straight-line method over 12 years.

Other operating expenses totaled $3,112,000 in 1997 compared to $2,711,000 in 1996 and $2,367,000 in 1995. Increases in 1997 over 1996 represent increased expenditures in advertising, marketing, and employee education and training in customer service and cross selling.

Income Tax Expense
------------------

Income before federal income taxes amounted to $4,727,000 in 1997, $5,510,000 in 1996 and $4,994,000 in 1995. The Corporation's effective income tax rate was 27.3% in 1997 compared to 28.0% in 1996 and 26.3% in 1995. The effective tax rate has increased since 1995 due to the Banks having less tax-exempt income on state and municipal securities and political subdivision loans.

Liquidity and Capital Resources
-------------------------------

The Banks maintain a conservative liquidity position. Liquidity is evidenced by 1997 year-end balances of $10,400,000 in federal funds sold and by approximately $58,469,000 in securities available for sale. Additionally, Citizens received $12,154,000 in cash in January 1997 with the settlement of two branch purchases from EST National Bank. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation's cash flows from operating activities resulting from net earnings.

Cash provided by operations for 1997 was $4,001,000. This includes earnings of $3,434,000 plus net adjustments of $567,000 to reconcile net earnings to net cash provided by operations. From the cash generated from operations, $18,169,000 was the net amount used in investing activities. This includes loans made to customers net of principal payments received. Cash from financing activities for 1997 totaled $16,881,000. This includes the settlement of two branch purchases, the net change in deposits, repayments of FHLB borrowings and the payments of dividends. Cash generated by operating activities and financing activities exceeded cash used by investing activities by $2,713,000, which resulted in an increase in cash and due from banks to $14,328,000.

Future loan demand of the Banks can be funded by proceeds from payments on existing loans, the maturity of securities, the sale of securities classified as available for sale and the use of excess funds invested in the federal funds market. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank.

On a separate entity basis, the Corporation's only source of funds is dividends paid primarily by the subsidiary Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to applicable minimum capital requirements, the Banks may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. The amount of unrestricted dividends available to be paid by the Banks to the Corporation was approximately $1,166,000 at December 31, 1997. Management believes the future earnings of the Banks will be sufficient to support anticipated asset growth at the Banks and provide funds to the Corporation to continue dividends at their current level.

Capital Adequacy
----------------

The Corporation's policy is, and always has been, to maintain its capital levels above the minimum regulatory standards. Under the regulatory capital standards, total capital has been defined as tier I (core) capital and tier II (supplementary) capital. The Corporation's tier I capital includes shareholders' equity (net of unrealized security gains) and tier II capital includes the allowance for possible loan losses. The definition of assets has also been modified to include items both on and off the balance sheet. Each item is then assigned a risk weight or risk adjustment factor to determine ratios of capital to risk adjusted assets. The standards require that total capital (tier I plus tier II) be a minimum of 8% of risk adjusted assets, with at least 4% being in tier I capital. The Corporation's ratios as of December 31, 1997 and 1996 were 19.3% and 22.2% respectively for total capital, and 18.1% and 20.8% respectively for tier I capital.

Additionally, the Federal Reserve Board has adopted minimum leverage-capital ratios. These standards were established to supplement the previously issued risk based capital standards. The leverage ratio standards use the existing tier I capital definition but the ratio is applied to average total assets instead of risk adjusted assets. The standards require that tier I capital be a minimum of 4% of total average assets for high rated entities such as the Corporation. The Corporation's leverage ratio was 9.7% and 10.6% at December 31, 1997 and 1996.

On July 3, 1997, the Corporation entered a definitive agreement to acquire The Farmers State Bank of New Washington, Ohio. This agreement , as amended, specifies that the Corporation will issue 6.06 shares of the Corporation's common stock for each of the 200,000 shares of Farmers outstanding. The merger is subject to the approval of both companies' regulatory agencies and the shareholders of both Farmers and First Citizens Bank Corp. The transaction is also subject to use of the pooling of interest method of accounting. Pending various approvals, the merger is expected to close sometime in the early part of the second quarter of 1998. See Note 16 of the consolidated financial statements for further information regarding the proposed merger.

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

Fair Value of Financial Instruments
-----------------------------------

The Corporation disclosed the estimated fair value of its financial instruments at December 31, 1997 and 1996 in Note 15 to the consolidated financial statements. The fair value of the Corporation's financial instruments generally increased relative to their carrying values during 1997 as compared to 1996. The fair value of loans at December 31, 1997 was 100.0% of the carrying value compared to 99.5% at December 31, 1996. The fair value of securities held to maturity at December 31, 1997 was 100.9% compared to 101.6% at December 31, 1996. The fair value of deposits at December 31, 1997 was 100.3% of the carrying value, compared to 100.1% at December 31, 1996.

Year 2000
---------

The Corporation has been aware of the potential impact of the Year 2000 on data processing and technology. The Corporation's data processing subsidiary, SCC, is totally dependent on its ability to process for the Corporation's subsidiary banks and other banking customers. SCC developed a Year 2000 project plan which was introduced in May 1997. This project plan has outlined the approach to the Year 2000 as being 1) an initial planning phase, 2) an assessment phase, 3) a strategy phase, and 4) an overall testing phase. Management of SCC has made the commitment that processing applications classified as high priority and determined to be essential for the ongoing operation of the Banks and banking customers will be Year 2000 compatible by December 31, 1998. Other processing applications having lesser priority or where date calculations have no impact will be Year 2000 compliant by June 30, 1999. SCC communicates monthly with its customer banks on the status of its Year 2000 project.

The board of directors of both Citizens and Castalia have named Year 2000 coordinators. Both Banks have conducted assessments to identify hardware, software and other processes that may be affected by the Year 2000 date change and that are not included in services provided to the Banks by SCC. Throughout 1998, additional efforts are planned to renovate or replace functions determined by the assessment to not be Year 2000 compliant.

In addition to the impact on its own systems by the Year 2000, the Banks have recognized that borrowing customers could be impacted by the Year 2000 and that impact could impair the customers' ability to meet their obligations. The Banks are communicating to significant borrowers the need to evaluate their systems.

Management recognizes that costs are associated with the Year 2000 efforts, but does not believe that these costs will materially affect the operations, liquidity, or capital resources of the Corporation.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Corporation's primary market risk exposure is interest-rate risk and, to a lesser extent, liquidity risk. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure.

Interest-rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of IRR can pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation's safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest-rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institutions interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

Several techniques may be used by an institution to minimize interest-rate risk. One approach used by the Corporation is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Corporation's primary asset/liability management technique is the measurement of the Corporation's asset/liability gap, that is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell. Also, these examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest-rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest-rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Corporation has not purchased derivative financial instruments in the past and does not intend to purchase such instruments in the near future. Prepayments of assets carrying higher rates reduce the Corporation's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1997, based on the information and assumptions set forth in the notes. The Corporation believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Corporation's market area, are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 1997. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding as set forth in the notes. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

On-Balance-Sheet Financial Instruments (Dollars in thousands)

                              1998        1999        2000        2001        2002      Thereafter     Total      Fair Value
                              ----        ----        ----        ----        ----      ----------     -----      ----------
Interest-earning assets:
    Loans receivable(1)(2)
       Fixed rate          $  14,694   $   8,073   $   8,883   $   6,990    $  9,326    $ 59,713    $  107,679    $  107,692
       Avg. int. rate           9.51%       9.71%       9.47%       9.07%       8.34%       7.71%         8.39%

       Adj. rate           $  12,852   $   1,476   $   1,578   $   1,795    $  2,247    $ 98,020    $  117,968    $  117,982
       Avg. int. rate           9.62%       9.19%       8.95%       8.49%       8.33%       7.68%         7.95%

    Mortgage-backed
     securities(3)
       Fixed rate          $     206   $     306                                        $  1,951    $    2,463    $    2,472
       Avg. int. rate           8.00%       6.63%                                           6.41%         6.57%

       Adj. rate                                                                        $    303    $      303    $      305
       Avg. int. rate                                                                       6.50%         6.50%

    Securities(4)          $  26,371   $  11,765   $   7,785   $   4,402    $  1,372    $ 10,745    $   62,440    $   62,488
    Avg. int. rate              5.64%       6.20%       6.21%       6.40%       5.05%       5.34%         5.81%

    Fed Funds Sold         $  10,400                                                                $   10,400    $   10,400
    Aug. int. rate              5.47%                                                                     5.47%

       Total               $  64,523   $  21,620   $  18,246   $  13,187    $ 12,945    $170,732    $  301,253    $  301,339

On-Balance-Sheet Financial Instruments (Dollars in thousands)

                       1998        1999        2000        2001        2002     Thereafter     Total     Fair Value
                       ----        ----        ----        ----        ----     ----------     -----     ----------
Interest-bearing liabilities:
    Interest-bearing
      deposits and
      escrows(5)    $ 128,593   $  37,896   $  23,726   $  14,233    $     66    $ 29,015    $  233,529  $  234,413
    Avg. int. rate       3.85%       2.88%       3.10%       2.81%       5.40%       1.77%         3.29%

    Borrowings      $  11,046   $  11,277   $     559   $     591    $    625    $    183    $   24,281  $   24,281
    Avg. int. rate       5.02%       5.75%       5.74%       5.81%       6.15%       7.46%         5.44%

       Total        $ 139,639   $  49,173   $  24,285   $  14,824    $    691    $ 29,198    $  257,810  $  258,694

Market Risk Disclosure Footnotes

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or allowance for loan losses.
(2) Substantially all of the Corporation's adjustable rate loans reprice on an annual basis based on either the National Average Contract Rate for Major Lenders on Previously Occupied Homes or Federal National Mortgage Association's 6/2 rate capped one-year adjustable rate.
(3) Substantially all of the Corporation's adjustable rate mortgage-backed securities reprice on a monthly basis based on changes in the three-month LIBOR index.
(4) Totals include the Corporation's investment in Federal Home Loan Bank stock.
(5) For passbook and statement savings accounts, assumes an annual decay rate of 31% for year one, 29% for year two, 23% for year three and 17% for year four.

The table below provides information about the Corporation's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Corporation used no derivative financial instruments to hedge such anticipated transactions as of December 31, 1997.

Anticipated Transactions

                                                                   Citizens      Castalia          Total
                                                                   --------      --------          -----
                                                                          (Dollars in thousands)
UNDISBURSED CONSTRUCTION LOANS

Fixed Rate                                                        $     375                      $     375
                                                                      7.10%                          7.10%

Adjustable Rate                                                   $     279      $    100        $     379
                                                                      7.05%         6.66%            6.95%

LOAN ORIGINATION COMMITMENTS

Fixed Rate                                                        $   2,742      $    725        $   3,467
                                                                      9.02%         8.75%            8.96%

Adjustable Rate                                                   $  15,583      $    310        $  15,893
                                                                     10.56%         8.42%           10.52%

LETTERS OF CREDIT

Fixed Rate                                                        $      21      $    336        $     357
                                                                      7.90%         9.14%            9.07%

Adjustable Rate                                                   $      90                      $      90
                                                                      9.58%                          9.58%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------









                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
First Citizens Banc Corp
Sandusky, Ohio



We have audited the accompanying consolidated balance sheets of First Citizens Banc Corp as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Citizens Banc Corp as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                           Crowe, Chizek and Company LLP


Columbus, Ohio
January 30, 1998

                            FIRST CITIZENS BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                    1997                  1996
                                                                                    ----                  ----
ASSETS
Cash and due from banks                                                      $      14,328,125    $      11,615,060
Federal funds sold                                                                  10,400,000            8,521,000
Securities
     Available for sale, at fair value                                              58,468,703           58,971,155
     Held to maturity (Estimated fair values of $6,796,389 in 1997 and
       $9,948,509 in 1996)                                                           6,737,206            9,789,977
Loans held for sale                                                                    690,998
Loans
     Total loans                                                                   224,557,029          205,127,385
     Allowance for loan losses                                                      (2,799,000)          (2,642,000)
                                                                             -----------------    -----------------
         Net loans                                                                 221,758,029          202,485,385
Office premises and equipment, net                                                   6,993,953            6,373,506
Accrued interest receivable                                                          2,027,743            1,823,667
Intangible assets                                                                    2,847,511            1,679,465
Other assets                                                                         1,670,830            1,518,404
                                                                             -----------------    -----------------


         Total assets                                                        $     325,923,098    $     302,777,619
                                                                             =================    =================

LIABILITIES
Deposits
     Noninterest bearing                                                     $      31,474,577    $      24,624,624
     Interest bearing                                                              233,528,600          215,873,075
                                                                             -----------------    -----------------
         Total deposits                                                            265,003,177          240,497,699
Federal Home Loan Bank borrowings                                                   14,488,034           15,671,686
Securities sold under repurchase agreements                                          6,879,346            9,157,032
U.S. Treasury interest-bearing demand note payable                                   2,913,641            1,388,979
Accrued interest, taxes and other expenses                                           1,790,955            1,634,915
                                                                             -----------------    -----------------
     Total liabilities                                                             291,075,153          268,350,311
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
  3,051,504 shares issued and outstanding                                           15,257,520           15,257,520
Retained earnings                                                                   19,174,257           19,005,014
Unrealized gain on securities available for sale                                       416,168              164,774
                                                                             -----------------    -----------------
     Total shareholders' equity                                                     34,847,945           34,427,308
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     325,923,098    $     302,777,619
                                                                             =================    =================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


                                                                     1997              1996              1995
                                                                     ----              ----              ----
INTEREST INCOME
    Interest and fees on loans                                $    18,461,451    $    17,143,958   $     16,617,684
    Interest and dividends on securities
       Taxable                                                      2,512,639          2,721,126          2,838,512
       Nontaxable                                                   1,307,425          1,430,575          1,630,036
    Interest on federal funds sold                                    483,085            508,134            574,835
    Other interest income                                              33,292              4,208              3,620
                                                              ---------------    ---------------   ----------------
       Total interest income                                       22,797,892         21,808,001         21,664,687
                                                              ---------------    ---------------   ----------------

INTEREST EXPENSE
    Interest on deposits                                            8,450,754          7,947,510          7,863,437
    Interest of Federal Home Loan Bank borrowings                     866,482            931,866            993,255
    Interest on other borrowings                                      492,478            371,774            389,029
                                                              ---------------    ---------------   ----------------
       Total interest expense                                       9,809,714          9,251,150          9,245,721
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME                                                12,988,178         12,556,851         12,418,966

Provision for loan losses                                             434,663            368,350            377,477
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                12,553,515         12,188,501         12,041,489
                                                              ---------------    ---------------   ----------------
NONINTEREST INCOME
    Computer center data processing fees                            2,191,004          2,091,847          1,805,685
    Service charges on deposit accounts                               530,525            485,316            445,487
    Security gain (loss)                                              213,686             52,599           (221,142)
    Loan sale gain                                                     61,317
    Other operating income                                          1,015,627            780,432            706,417
                                                              ---------------    ---------------   ----------------
       Total noninterest income                                     4,012,159          3,410,194          2,736,447
                                                              ---------------    ---------------   ----------------

NONINTEREST EXPENSE
    Salaries, wages and benefits                                    5,917,264          5,246,145          5,071,253
    Net occupancy expense                                             563,504            546,399            547,841
    Equipment expense                                                 812,538            630,033            564,949
    Federal deposit insurance premiums                                 31,145              3,000            284,384
    State franchise tax                                               435,788            418,876            437,961
    Professional fees                                                 640,585            331,214            308,579
    Amortization of intangible assets                                 326,048            201,528            201,528
    Other operating expenses                                        3,112,097          2,711,416          2,367,030
                                                              ---------------    ---------------   ----------------
       Total noninterest expense                                   11,838,969         10,088,611          9,783,525
                                                              ---------------    ---------------   ----------------

Income before taxes                                                 4,726,705          5,510,084          4,994,411
Provision for income taxes                                          1,292,352          1,545,198          1,312,184
                                                              ---------------    ---------------    ---------------

NET INCOME                                                    $     3,434,353    $     3,964,886    $     3,682,227
                                                              ===============    ===============    ===============

EARNINGS PER COMMON SHARE                                            $   1.13         $     1.30          $    1.21
                                                                     ========         ==========          =========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


                                                                                       Unrealized
                                                                                         Gain on
                                                                                       Securities        Total
                                            Common Stock               Retained         Available    Shareholders'
                                       Shares           Amount         Earnings         for Sale        Equity
                                       ------           ------         --------         --------        ------
Balance, January 1, 1995                 762,876   $   15,257,520    $   16,652,732                 $    31,910,252

Net income                                                                3,682,227                       3,682,227

Cash dividends
  ($0.71 per share)                                                      (2,174,667)                     (2,174,667)

Market adjustment at date of
  transfer on securities
  available for sale                                                                  $   388,979           388,979
                                   -------------   --------------    --------------   -----------   ---------------

Balance, December 31, 1995               762,876       15,257,520        18,160,292       388,979        33,806,791

Net income                                                                3,964,886                       3,964,886

Cash dividends
  ($1.02 per share)                                                      (3,120,164)                     (3,120,164)

Four-for-one stock split
  effected in the form of a
  300% stock dividend                  2,288,628

Change in unrealized gain
  on securities available
  for sale                                                                               (224,205)         (224,205)
                                   -------------   --------------    --------------   -----------   ---------------

Balance, December 31, 1996             3,051,504       15,257,520        19,005,014       164,774        34,427,308


Net income                                                                3,434,353                       3,434,353

Cash dividends
  ($1.07 per share)                                                      (3,265,110)                     (3,265,110)

Change in unrealized gain
  on securities available
  for sale                                                                                251,394           251,394
                                   -------------   --------------    --------------   -----------   ---------------

Balance, December 31, 1997             3,051,504   $   15,257,520    $   19,174,257   $   416,168   $    34,847,945
                                   =============   ==============    ==============   ===========   ===============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                       1997             1996              1995
                                                                       ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $     3,434,353   $    3,964,886   $     3,682,227
    Adjustments to reconcile net income to net cash from
      operating activities
       Security amortization, net of accretion                           115,563          119,107           124,084
       Depreciation                                                      813,401          651,281           597,685
       Amortization of intangible assets                                 326,048          201,536           201,536
       Security gains                                                                     (13,600)           (4,500)
       Provision for loan losses                                         434,663          368,350           377,477
       Write-down of investment security                                                                    225,642
       Loans originated for sale                                      (2,892,410)
       Proceeds from sale of loans                                     2,262,728
       Gain on sale of loans                                             (61,316)
       Deferred income taxes                                            (107,200)          93,700           (57,800)
       Change in
          Net deferred loan fees                                         (74,794)          (4,235)          (45,384)
          Accrued interest receivable                                   (204,076)         545,974          (224,358)
          Other assets                                                   (69,227)         (68,521)         (196,689)
          Accrued interest, taxes and other expenses                      22,877         (734,628)          940,250
                                                                 ---------------   --------------   ---------------
       Net cash from operating activities                              4,000,610        5,123,850         5,620,170
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities held to maturity
       Proceeds from maturities and repayments                         3,479,365        7,320,484        22,651,788
       Purchases                                                        (457,500)        (415,000)      (14,122,000)
    Securities available for sale
       Proceeds from maturities and repayments                        15,902,360       11,735,600            62,107
       Purchases                                                     (15,103,668)     (13,400,452)
    Loan originations, net of loan payments                          (19,632,513)      (9,582,957)      (10,078,201)
    Proceeds from the sale of property and equipment                      32,350          328,094
    Property and equipment expenditures                                 (510,053)        (894,134)         (870,082)
    Change in federal funds sold                                      (1,879,000)        (606,000)       (2,052,000)
                                                                 ---------------   --------------   ---------------
       Net cash from investing activities                            (18,168,659)      (5,514,365)       (4,408,388)
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Branch acquisition                                                12,153,945
    Net change in deposits                                             9,928,955       (1,844,485)       (1,762,114)
    Repayment of Federal Home Loan Bank borrowings                    (1,183,652)      (1,118,267)       (1,056,880)
    Net change in securities sold under
      repurchase agreements                                           (2,277,686)         722,982         1,510,248
    Cash dividends paid                                               (3,265,110)      (3,120,164)       (2,174,667)
    Change in U.S. Treasury interest-bearing notes payable             1,524,662        1,069,599          (559,734)
                                                                 ---------------   --------------   ---------------
       Net cash from financing activities                             16,881,114       (4,290,335)       (4,043,147)
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                                2,713,065       (4,680,850)       (2,831,365)

Cash and cash equivalents at beginning of year                        11,615,060       16,295,910        19,127,275
                                                                 ---------------   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    14,328,125   $   11,615,060   $    16,295,910
                                                                 ===============   ==============   ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------




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


NATURE OF OPERATIONS: The Corporation is primarily engaged in the business of commercial and retail banking in the communities of Sandusky and Castalia, Ohio. The Banks provide a broad range of banking and financial services including accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Citizens conducts its business through its main office and four branches, located in Sandusky and the nearby community of Berlin Heights. Castalia conducts its business through its main office. SCC provides data processing for 14 financial institutions in addition to the two subsidiary banks. SCC accounts for 8.2% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to the subsidiary banks and other financial institutions. Reynolds accounts for less than 1% of total Corporation revenues.


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

CASH: For purposes of reporting cash flows, the Corporation considers "cash and cash equivalents" to include cash on hand and demand deposits with financial institutions. The Corporation reports net cash flows for federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other short-term borrowings. For the years ended December 31, 1997, 1996 and 1995, the Corporation paid interest of $9,755,000, $9,459,000, and $9,056,000, and income taxes of $1,554,000, $1,615,000, and
$975,000. Noncash transactions included transfers from loans to other real estate owned totaling $32,000 in 1995.


SECURITIES: The Corporation classifies securities as either held to maturity or available for sale. Securities held to maturity are those the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities available for sale are those the Corporation may sell if needed for liquidity, asset-liability management, or other reasons even if management does not have a present intention of such a sale. Equity securities that have a readily determinable fair value are also classified as available for sale. Securities available for sale are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.


In November 1995, the Financial Accounting Standards Board (FASB) issued a Question and Answer Implementation Guide to Statement of Financial Accounting Standards (SFAS) No. 115. Based on the reading thereof and in accordance with the provisions of the implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred securities with an amortized cost of $56,541,376 from held to maturity to available for sale. The unrealized gain at the time of the transfer was approximately $589,000.

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

LOANS RECEIVABLE: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value taken together. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage servicing rights, representing the right to service mortgage loans for others, are recorded by allocating the total cost of the mortgage loans sold to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income. The balance of mortgage servicing rights is not material at December 31, 1997.


ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and consumer automobile, boat, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired. Nonaccrual loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

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


INTANGIBLE ASSETS: Amounts as reported on the consolidated balance sheets represent goodwill that arose from the purchase of Castalia in 1990 and core deposit intangibles that arose from the purchase of two branch offices and assumption of related deposits in 1997. Goodwill is being amortized on the straight-line method over 15 years and core deposits are being amortized on the straight-line method over 12 years. The Corporation assesses the recoverability of intangible assets by determining whether the balance can be recovered through undiscounted future operating cash flows of Castalia and the branches. At December 31, 1997, the remaining balances of goodwill and core deposit intangibles totaled $1,478,000 and $1,370,000.


OTHER REAL ESTATE: Real estate owned, other than that used in the normal course of business, is included in other assets at fair value less estimated costs to sell. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair value is recognized in a valuation allowance by charges to income. Other real estate owned included in other assets totaled approximately $26,000 at December 31, 1997 and $28,000 at December 31, 1996.


INCOME TAXES: The Corporation follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

CONCENTRATIONS OF CREDIT RISK: Most of the business activity of the subsidiary banks is with customers located within the Sandusky, Berlin Heights and Castalia, Ohio areas. As of December 31, 1997 and 1996, the subsidiary banks had no significant concentration of loans in any one single industry.


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

EARNINGS PER SHARE: A 4-for-1 stock split effected in the form of a 300% stock dividend was paid to shareholders of record as of April 16, 1996. Earnings per share is computed based on the weighted average number of shares of capital stock outstanding during each year as restated for the stock split, which totaled 3,051,504 shares in 1997, 1996 and 1995. Dividends per share are based on the number of shares outstanding at the declaration date giving retroactive effect to the stock split.


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1996 and 1995 financial statements have been reclassified to correspond with the 1997 presentation.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 1997 and 1996 are as follows:

                                                                              1 9 9 7
                                               -------------------------------       ------------------------------
                                                                       Gross            Gross           Estimated
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                     $    33,085,104    $      101,144    $     (46,511) $     33,139,737
Obligations of state and political
  subdivisions                                      19,233,997           583,780          (16,135)       19,801,642
Other securities, including mortgage-
  backed securities                                  5,519,045             8,537             (258)        5,527,324
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $    57,838,146    $      693,461    $     (62,904) $     58,468,703
                                               ===============    ==============    =============  ================

HELD TO MATURITY

U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                     $     1,000,000    $        2,500                   $      1,002,500
Obligations of state and political
  subdivisions                                       4,004,519            50,389    $      (5,613)        4,049,295
Other securities, including mortgage-
  backed securities                                  1,732,687            13,974           (2,067)        1,744,594
                                               ---------------    --------------    -------------  ----------------

     Total securities held to maturity         $     6,737,206    $       66,863    $      (7,680) $      6,796,389
                                               ===============    ==============    =============  ================

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES (Continued)

                                                                              1 9 9 6
                                               -------------------------------       ------------------------------
                                                                       Gross            Gross           Estimated
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $    37,000,835    $       58,526    $    (155,293) $     36,904,068
Obligations of state and political
  subdivisions                                      18,109,603           433,174          (86,282)       18,456,495
Other securities, including mortgage-
  backed securities                                  3,611,060                               (468)        3,610,592
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $    58,721,498    $      491,700    $    (242,043) $     58,971,155
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
                                               ===============    ==============    =============  ================

The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                                                    Estimated
                                                                                Amortized             Fair
                                                                                  Cost                Value
                                                                                  ----                -----
     AVAILABLE FOR SALE
              Due in one year or less                                      $    17,302,117     $    17,269,178
              Due after one year through five years                             24,275,924          24,666,036
              Due after five years through ten years                             9,620,535           9,871,919
              Due after ten years                                                1,120,525           1,134,246
              Mortgage-backed securities                                            42,388              42,130
              Other securities                                                   5,476,657           5,485,194
                                                                           ---------------     ---------------
                  Total securities available for sale                      $    57,838,146     $    58,468,703
                                                                           ===============     ===============

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                                                                    Estimated
                                                                                Amortized             Fair
                                                                                  Cost                Value
                                                                                  ----                -----
     HELD TO MATURITY
              Due in one year or less                                      $     4,649,519     $     4,696,104
              Due after one year through five years                                355,000             355,691
              Mortgage-backed securities                                         1,732,687           1,744,594
                                                                           ---------------     ---------------
                  Total securities held to maturity                        $     6,737,206     $     6,796,389
                                                                           ===============     ===============

During 1995, management concluded that the remaining bonds of Tower Healthcare Receivables Corp. had no market value. Therefore, the Corporation eliminated the remaining carrying value of the bonds which was $226,000 after cash payments received during 1995. These securities had previously been written down by $700,000 when Towers Financial Corp. (parent company) filed bankruptcy in 1993. The Corporation received $214,000 and $39,000 in recoveries from Tower Financial Corp. in 1997 and 1996.

No securities were sold during 1997, 1996 or 1995. Securities called or settled by the issuer resulted in gains of $13,600 and $4,500 in 1996 and 1995.

Securities with a carrying value of approximately $36,757,000 and $33,650,000 were pledged as of December 31, 1997 and 1996, to secure public deposits and other deposits and liabilities as required or permitted by law.


NOTE 3 - LOANS

Loans as presented on the balance sheet are comprised of the following classifications at December 31:

                                                                           1997                 1996
                                                                           ----                 ----

         Commercial and agricultural                                 $     47,043,354    $      42,038,299
         Real estate mortgage                                             135,635,917          131,491,632
         Real estate construction                                           2,652,565            2,079,810
         Consumer                                                          38,621,281           29,232,380
         Credit card and other                                              1,693,798            1,449,945
         Deferred loan fees                                                (1,089,886)          (1,164,681)
                                                                     ----------------    -----------------
              Total loans                                            $    224,557,029    $     205,127,385
                                                                     ================    =================

Fixed rate loans approximated $108,357,000 at December 31, 1997 and $104,228,000 at December 31, 1996.

Certain directors and executive officers, including their immediate families and companies in whom they are principal owners, are loan customers of the subsidiary banks. The following is a summary of activity during 1997 for such loans.

         Balance - January 1, 1997                                     $    3,795,000
         New loans and advances                                             1,726,000
         Repayments                                                        (1,529,000)
                                                                       --------------

         Balance - December 31, 1997                                   $    3,992,000
                                                                       ==============


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

                                                            1997               1996              1995
                                                            ----               ----              ----

         Balance - January 1                          $     2,642,000    $    2,602,000     $    2,390,000
         Provision for loan losses                            434,663           368,350            377,477
         Loans charged off                                   (429,539)         (444,807)          (334,078)
         Recoveries                                           151,876           116,457            168,601
                                                      ---------------    --------------     --------------

         Balance - December 31                        $     2,799,000    $    2,642,000     $    2,602,000
                                                      ===============    ==============     ==============

Information with respect to impaired loans is as follows:

                                                                                  1997            1996
                                                                                  ----            ----

         Balance of impaired loans for which no allowance for loss
           has been allocated                                                  $       --       $      --

         Balance of impaired loans for which an allowance for loss
           has been allocated                                                   1,817,000        1,982,000

         Portion of allowance for loan loss allocated to impaired
           loans                                                                  466,000          495,000

         Average balance of impaired loans during year                          1,879,000        1,984,000

         Interest income recognized during impairment                             133,000          139,000

         Interest income recognized on a cash basis                               133,000          139,000


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment, at cost, and accumulated depreciation as of December 31, 1997 and 1996 are as follows:

                                                                            1997                 1996
                                                                            ----                 ----

         Land and improvements                                         $       793,294    $        693,600
         Buildings and improvements                                          6,087,483           5,350,787
         Furniture and equipment                                             6,193,333           5,965,555
                                                                       ---------------    ----------------
              Total                                                         13,074,110          12,009,942
         Accumulated depreciation                                            6,080,157           5,636,436
                                                                       ---------------    ----------------
              Premises and equipment, net                              $     6,993,953    $      6,373,506
                                                                       ===============    ================


The Corporation has no material future-lease commitments.


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 6 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 1997 and 1996 are summarized as follows:

                                                                          1997                 1996
                                                                          ----                 ----

           Demand                                                  $     38,917,063    $      37,112,309
           Statement and passbook savings                                83,840,498           87,909,105
           Certificates of deposit:
              In excess of $100,000                                      17,349,836           13,298,419
              Other                                                      75,893,000           59,936,503
           Individual Retirement Accounts                                17,528,203           17,616,739
                                                                  -----------------    -----------------

              Total                                               $     233,528,600    $     215,873,075
                                                                  =================    =================

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                           1998                                           $     79,241,000
                           1999                                                  9,206,000
                           2000                                                  3,699,000
                           2001                                                    913,000
                           2002 and thereafter                                     184,000
                                                                          ----------------
                                    Total                                 $     93,243,000
                                                                          ================


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Corporation has fixed-rate and mortgage-matched advances from the Federal Home Loan Bank. Mortgage-matched advances are utilized to fund-specific fixed-rate loans with certain prepayment of principal permitted without penalty.

At December 31, 1997 and 1996, Federal Home Loan Bank borrowings consisted of the following:

                                                                              1997               1996
                                                                              ----               ----

         5.95 percent secured note                                     $     8,263,827    $      8,765,213
         5.80 percent secured note                                             588,182             683,083
         5.60 percent secured note                                           1,484,733           1,721,414
         5.55 percent secured note                                             914,167           1,054,956
         5.25 percent secured note                                           3,237,125           3,447,020
                                                                       ---------------    ----------------

                                                                       $    14,488,034    $     15,671,686
                                                                       ===============    ================

The notes outstanding at December 31, 1997 had required annual principal payments as follows:

                    1998                                                        $     1,252,869
                    1999                                                             11,276,204
                    2000                                                                558,990
                    2001                                                                591,260
                    2002                                                                571,827
                    Thereafter                                                          236,884
                                                                                ---------------
                                                                                $    14,488,034
                                                                                ===============


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS (Continued)

Federal Home Loan Bank borrowings are collateralized by the subsidiary Banks' Federal Home Loan Bank stock and a blanket pledge of the Banks' residential mortgage loan portfolio.


NOTE 8 - OTHER BORROWINGS

Securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase and treasury tax and loan deposits is summarized as follows:

                                                                              1997               1996
                                                                              ----               ----

         Average month-end balance during the year                     $     9,411,000    $      8,953,000
         Average interest rate during the year                                    5.24%               4.15%
         Maximum month-end balance during the year                     $    11,973,000    $     12,871,000

Securities underlying repurchase agreements at year-end were as follows.

                                                                              1997               1996
                                                                              ----               ----

         Carrying value of securities                                  $    14,665,000    $     10,385,000
         Fair Value                                                    $    14,665,000    $     10,385,000


NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

                                                            1997               1996              1995
                                                            ----               ----              ----

         Current                                      $     1,399,552    $    1,451,498     $    1,369,984
         Deferred                                            (107,200)           93,700            (57,800)
                                                      ---------------    --------------     --------------

              Total provision for income taxes        $     1,292,352    $    1,545,198     $    1,312,184
                                                      ===============    ==============     ==============

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes are as follows:

                                                            1997               1996              1995
                                                            ----               ----              ----
         Income taxes computed at the
           statutory federal tax rate                 $     1,607,080    $    1,873,429     $    1,698,100
         Add (subtract) tax effect of
              Nontaxable interest income, less
                related nondeductible interest
                expense                                      (395,537)         (436,909)          (497,085)
              Amortization of goodwill                         68,522            68,522             68,522
              Other                                            12,287            40,156             42,647
                                                      ---------------    --------------     --------------

              Total income tax provision              $     1,292,352    $    1,545,198     $    1,312,184
                                                      ===============    ==============     ==============


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                1997              1996
                                                                                ----              ----

         Allowance for loan losses                                       $      634,600     $      581,500
         Deferred loan fees                                                     370,600            396,000
         Other                                                                   64,200             22,800
                                                                         --------------     --------------
              Deferred tax asset                                              1,069,400          1,000,300
                                                                         --------------     --------------

         Tax depreciation in excess of book depreciation                       (385,000)          (486,600)
         Discount accretion on investment securities                            (18,800)           (19,400)
         Pension costs                                                          (96,100)          (114,000)
         Undistributed equity earnings of computer center                      (269,700)          (269,700)
         Federal Home Loan Bank stock dividends                                (259,300)          (185,400)
         Unrealized gain on securities available for sale                      (214,300)           (84,900)
         Intangible asset amortization                                         (135,400)          (136,100)
         Other                                                                   (8,800)
                                                                         --------------
              Deferred tax liability                                         (1,387,400)        (1,296,100)
                                                                         --------------     --------------

                  Net deferred tax liability                             $     (318,000)    $     (295,800)
                                                                         ==============     ==============


NOTE 10 - RETIREMENT PLANS

The Corporation and its subsidiaries sponsor a savings and retirement 401(k) plan which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $47,000, $44,000 and $42,000 in 1997, 1996 and 1995.

The Corporation and its subsidiaries also sponsor a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 21, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. No contributions were allowable in 1997, 1996 or 1995.

Pension expense included the following components:

                                                                           1997             1996            1995
                                                                           ----             ----            ----

Service cost - benefits earned during the year                        $    253,096    $    210,335     $    189,997
Interest cost on projected benefit obligation                              259,514         216,600          227,899
Actual return on plan assets                                              (580,437)       (265,410)        (553,914)
Net amortization and deferral                                              120,351        (105,368)          94,970
                                                                      ------------    ------------     ------------

     Net pension expense (income)                                     $     52,524    $     56,157     $    (41,048)
                                                                      ============    ============     ============


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 10 - RETIREMENT PLANS (Continued)

The following table sets forth the funded status of the plan as of December 31, 1997 and 1996:

                                                                                       1997                1996
                                                                                       ----                ----
Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested benefits of
       $2,575,544 in 1997 and $2,097,524 in 1996.                                 $   (2,611,524)   $    (2,157,628)
     Provision for future salary increases                                            (1,021,817)        (1,283,318)
                                                                                  --------------    ---------------
     Projected benefit obligation                                                     (3,633,341)        (3,440,946)
Plan assets at fair value, representing fixed income
     and equity fund investments of insurance company                                  4,935,505          4,450,990
                                                                                  --------------    ---------------

Net excess of plan assets over projected benefit obligation                            1,302,164          1,010,044
Unrecognized prior service cost                                                          129,421            142,479
Unrecognized net loss (gain)                                                            (534,344)          (123,453)
Unrecognized net transition asset at January 1, 1989, being
  recognized over 17 years                                                              (654,266)          (733,571)
                                                                                  --------------    ---------------

Prepaid pension expense included in other assets                                  $      242,975    $       295,499
                                                                                  ==============    ===============


Significant assumptions used:                                                  1997         1996         1995
                                                                               ----         ----         ----

     Discount rate                                                             7.71%        7.71%        6.89%
     Rate of increase in compensation levels                                   5.00         5.00         5.00
     Long-term rate of return on assets                                        9.00         9.00         9.00


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Bank subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in case of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of and for the years ending December 31, 1997 and 1996.

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK (Continued)

Commitments to extend credit and letters of credit approximated the following amounts at December 31, 1997 and 1996:

                                                                                  Contract Amount
                                                                                  ---------------
                                                                              1997               1996
                                                                              ----               ----
         Commitments to extend credit:
              Lines of credit and construction loans                   $    16,945,000    $     14,081,000
              Credit cards                                                   3,169,000           4,235,000

         Letters of credit                                                     447,000              62,000
                                                                       ---------------    ----------------

                                                                       $    20,561,000    $     18,378,000
                                                                       ===============    ================

Citizens and Castalia are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1997 and 1996 approximated $1,682,000 and $1,702,000.

In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions but, in the opinion of management and its legal counsel, ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.


NOTE 12 - RESTRICTIONS ON RETAINED EARNINGS

The Corporation's primary source of funds for paying dividends to its shareholders and for operating expenses is dividends received from the Banks. Payment of dividends by the Banks to the Corporation is subject to restrictions by their regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory requirements. Under the most restrictive of these requirements, the Corporation estimates that retained earnings available for payment of dividends by the Banks to the Corporation approximates $1,166,000 and $2,549,000 at December 31, 1997 and 1996.


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


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 1997, the most recent notification from the Federal Reserve categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

At December 31, 1997 and 1996, the Corporation's actual capital levels (in millions) and minimum required levels were:

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                       For Capital              Prompt Corrective
                                              Actual                Adequacy Purposes           Action Provisions
                                              ------                -----------------           -----------------
                                       Amount         Ratio        Amount          Ratio      Amount         Ratio
                                       ------         -----        ------          -----      ------         -----
     1997
     ----

     Total capital
       (to risk weighted
       assets)                        $    33.1       19.3%      $     13.7        8.0%      $    17.0      10.0%
     Tier I capital
       (to risk weighted
       assets)                        $    31.0       18.1%      $      6.8        4.0%      $    10.3       6.0%
     Tier I capital
       (to average assets)            $    31.0        9.7%      $     12.8        4.0%      $    15.9       5.0%

     1996
     ----

     Total capital                    $    34.3       22.2%      $     12.4        8.0%      $    15.5       10.0%
       (to risk weighted
       assets)
     Tier I capital                   $    32.0       20.8%      $      6.2        4.0%      $     9.3        6.0%
       (to risk weighted
       assets)
     Tier I capital                   $    32.0       10.6%      $     12.0        4.0%      $    15.0        5.0%
       (to average assets)


The regulatory capital ratios of the Banks' are similar to the Corporation ratios.


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION


A summary of condensed financial information of the parent company at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are as follows:


CONDENSED BALANCE SHEETS                                                              1997               1996
                                                                                      ----               ----

Assets:
     Cash                                                                       $     3,937,595    $      4,483,894
     Investment in subsidiaries                                                      30,878,600          30,332,695
     Other assets                                                                       426,322             119,749
                                                                                ---------------    ----------------

         Total assets                                                           $    35,242,517    $     34,936,338
                                                                                ===============    ================

Liabilities and Shareholders' Equity:
     Deferred income taxes and other liabilities                                $       394,572    $        509,030
     Common stock                                                                    15,257,520          15,257,520
     Retained earnings                                                               19,174,257          19,005,014
     Unrealized gain on securities available for sale                                   416,168             164,774
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $    35,242,517    $     34,936,338
                                                                                ===============    ================

CONDENSED STATEMENTS OF INCOME                                      1997              1996               1995
                                                                    ----              ----               ----

Dividends from subsidiaries                                    $    3,413,249     $    3,964,820    $     3,699,618
Other income                                                           24,417              7,448              8,333
Expenses - other, net                                                (297,824)          (154,283)           (45,313)
                                                               --------------     --------------    ---------------

     Earnings before equity in undistributed
       net earnings of subsidiaries                                 3,139,842          3,817,985          3,662,638

Equity in undistributed net earnings of subsidiaries                  294,511            146,901             19,589
                                                               --------------     --------------    ---------------

     Net income                                                $    3,434,353     $    3,964,886    $     3,682,227
                                                               ==============     ==============    ===============


--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS                                   1997             1996               1995
                                                                     ----             ----               ----

Operating activities:
     Net income                                                $    3,434,353     $    3,964,886    $     3,682,227
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Change in other assets and other liabilities                (121,031)           272,720            (70,729)
         Equity in undistributed net earnings of
           subsidiaries                                              (294,511)          (146,901)           (19,589)
                                                               --------------     --------------    ---------------

         Net cash from operating activities                         3,018,811          4,090,705          3,591,909
                                                               --------------     --------------    ---------------

Investing activities:
     Loan to subsidiary                                              (300,000)            50,000           (100,000)
                                                               --------------     --------------    ---------------
         Net cash from investing activities                          (300,000)            50,000           (100,000)
                                                               --------------     --------------    ---------------

Financing activities:
     Cash dividends paid                                           (3,265,110)        (3,120,164)        (2,174,666)
                                                               --------------     --------------    ---------------

         Net cash from financing activities                        (3,265,110)        (3,120,164)        (2,174,666)
                                                               --------------     --------------    ---------------

         Net increase in cash                                        (546,299)         1,020,541          1,317,243

Cash at beginning of year                                           4,483,894          3,463,353          2,146,110
                                                               --------------     --------------    ---------------

Cash at end of year                                            $    3,937,595     $    4,483,894    $     3,463,353
                                                               ==============     ==============    ===============


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments are as follows at December 31, 1997 and 1996:

                                                  December 31, 1997                       December 31, 1996
                                            Carrying           Estimated           Carrying            Estimated
                                             Amount           Fair Value            Amount            Fair Value
                                             ------           ----------            ------            ----------
Financial assets:
    Cash and due from banks             $    14,328,000     $    14,328,000     $    11,615,000    $     11,615,000
    Federal funds sold                       10,400,000          10,400,000           8,521,000           8,521,000
    Securities available for sale            58,469,000          58,469,000          58,971,000          58,971,000
    Securities held to maturity               6,737,000           6,796,000           9,790,000           9,949,000
    Loans, net of allowance for
      loan losses                           221,758,000         221,785,000         202,485,000         201,554,000
    Accrued interest receivable               2,028,000           2,028,000           1,824,000           1,824,000

Financial liabilities:
    Deposits                               (265,003,000)       (265,888,000)       (240,498,000)       (240,239,000)
    Federal Home Loan Bank
      borrowings                            (14,488,000)        (14,488,000)        (15,672,000)        (15,672,000)
    Securities sold under
      repurchase agreements
      and other borrowings                   (9,793,000)         (9,793,000)        (10,546,000)        (10,546,000)
    Accrued interest payable                   (444,000)           (444,000)           (389,000)           (389,000)

--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year end for new deposits, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.



NOTE 16 - PROPOSED MERGER

On July 3, 1997, the Corporation entered a definitive agreement to acquire The Farmers State Bank ("Farmers") of New Washington, Ohio. This agreement, as amended, specifies that the Corporation will issue 6.06 shares of the Corporation's common stock for each of the 200,000 shares of Farmers outstanding. The merger is subject to the approval of both companies' regulatory agencies and the shareholders of both Farmers and First Citizens Bank Corp. The transaction is also subject to use of the pooling of interest method of accounting. Pending various approvals, the merger is expected to close sometime in the early part of the second quarter of 1998.

The following unaudited pro forma condensed combined financial statements have been prepared to reflect the transaction had it occurred in the earliest period presented. They are not necessarily indicative of the financial condition or results of operations that would have occurred had the transaction actually been effective at the beginning of the periods indicated.

Pro forma combined net income per share is based on the issuance of 1,212,000 shares of the Corporation, assuming that none of the Farmers shareholders exercise dissenters rights and demand payment in cash.








--------------------------------------------------------------------------------

                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 16 - PROPOSED MERGER (Continued)

Pro forma condensed balance sheet (unaudited) (in thousands) December 31, 1997 Pro forma

                                                                 Combined
                                                                 --------
Assets

    Cash and due from banks                                  $       17,696
    Federal Funds sold                                               17,600
    Interest-bearing deposits                                           347
    Securities available for sale                                    84,510
    Securities held to maturity                                      58,724
    Net loans                                                       288,429
    Premises and equipment                                            7,563
    Other assets                                                      8,442
                                                             --------------

       Total assets                                          $      483,311
                                                             ==============

Liabilities and Shareholders' equity
    Deposits                                                 $      402,722
    Securities sold under repurchase
      agreements and other borrowed funds                            10,711
    Federal Home Loan Bank advances                                  14,488
    Other liabilities                                                 4,389
    Shareholders' equity                                             51,001
                                                             --------------
       Total liabilities and shareholders' equity            $      483,311
                                                             ==============

Pro forma condensed statement of income (unaudited) (in thousands)

                                                                                        December 31,
                                                                          1997             1996            1995
                                                                          ----             ----            ----
Interest income
Loans, including fees                                                 $     23,659    $     21,967     $     20,765
Securities, federal funds sold and other                                    10,463          10,374           10,403
                                                                      ------------    ------------     ------------
           Total interest income                                            34,122          32,341           31,168

Interest expense
Deposits                                                                    15,247          14,498           13,698
Repurchase agreements and other
  borrowed funds                                                             1,428           1,358            1,423
                                                                      ------------    ------------     ------------
           Total interest expense                                           16,675          15,856           15,121

Net interest income                                                         17,447          16,485           16,047
Provision for loan losses                                                    1,129             733              458

Net interest income after provision for
  loan losses                                                               16,318          15,752           15,589


Other income                                                                 4,291           3,643            2,976
Other expenses                                                              14,191          11,900           11,572
                                                                      ------------    ------------     ------------
Income before income taxes                                                   6,418           7,495            6,993
Income taxes                                                                 1,701           1,927            1,715
                                                                      ------------    ------------     ------------
Net income                                                            $      4,717    $      5,568     $      5,278
                                                                      ===========     ============     ============
Net income per share                                                  $       1.11    $       1.31     $       1.24
                                                                      ============    ============     ============

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The following information is furnished with respect to directors and executive officers of the Corporation as of December 31, 1997:

                                                                                                         Director
            Name                        Age                   Position                                   since (1)
            ----                        ---                   --------                                   --------

DIRECTORS
---------

     John L. Bacon                      72           Chairman Emeritus                                    1973
                                                       Mack Iron Works Company

     Mary Lee G. Close                  82           Personal Investments                                 1983

     Richard B. Fuller                  76           Retired, former President of Universal               1960
                                                       Clay Products, Inc.

     H. Lowell Hoffman, M.D.            74           Retired, former Surgeon                              1980

     Lowell W. Leech                    71           Chairman of the Board,                               1975
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company
                                                       The Castalia Banking Company

     Dean S. Lucal                      60           Attorney, Lucal & McGookey                           1973

     W. Patrick Murray                  57           Attorney, Murray and Murray                          1983
                                                       Company, L.P.A.

     George L. Mylander                 65           Retired Educator                                     1965
                                                       Chairman, Firelands Community
                                                       Hospital

     Paul H. Pheiffer                   72           Chairman of the Board,                               1968
                                                       Sandusky Bay Development Company
                                                       (operates the Battery Park Marina in
                                                       Sandusky, Ohio)

     David A. Voight                    55           President, First Citizens Banc Corp                  1989
                                                       President, Chief Executive Officer
                                                       The Citizens Banking Company

     Richard O. Wagner                  84           Retired, former Chairman of First Citizens           1968
                                                       Bank Corp and former President of
                                                       The Citizens Banking Company

            Name                        Age                   Position
            ----                        ---                   --------

EXECUTIVE OFFICERS
------------------

     Donald E. Gosser                   61           Senior Vice President and Treasurer,
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

     James O. Miller                    45           Senior Vice President and Controller
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

     Jay R. Pressler                    53           Senior Vice President
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

(1) Directorships were with The Citizens Banking Company alone until 1984 and with the Corporation since such date.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------


The information contained under the caption "Executive Compensation" in the Proxy Statement, to be dated approximately March 9, 1998 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------


The information contained under the caption "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement, to be dated approximately March 9, 1998 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------


The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, to be dated approximately March 9, 1998 used concerning the Company's Annual Shareholders' Meeting is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) DOCUMENTS FILED AS A PART OF THE REPORT


1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located on the indicated pages of this 1997 Annual Report.


PAGE IN ANNUAL REPORT

Independent Auditors' Report.....................................................................    33
Consolidated Balance Sheets......................................................................    34
Consolidated Statements of Income................................................................    35
Consolidated Statements of Shareholders' Equity..................................................    36
Consolidated Statements of Cash Flows............................................................    37
Notes to Consolidated Financial Statements.......................................................    38

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3    EXHIBITS
     *(3)(i)    Articles of Incorporation of First Citizens Banc Corp

     *(3)(ii)   Code of Regulations of First Citizens Banc Corp

     *(4)       Certificate for Registrant's Common Stock

     *(10)(i)   Supplemental Retirement Benefit Agreement - Donald E. Gosser

     **(10)(ii) Agreement and Plan of Reorganization by and between First
                Citizens Banc Corp and The Farmers State Bank (incorporated by reference in Exhibit 2(1) to the Form S-4 Registration Statement No. 333-42299 of First Citizens Banc Corp.

     **(10)(iii)Administrative Services Agreement by and between First Citizens
                Banc Corp and The Farmers State Bank.

     ***(20)    Proxy Statement for the 1997 Annual Meeting of the Shareholders

     *(21)      Subsidiaries of the Registrant

     **(27)     Financial Data Schedule

     **(99) Safe Harbor Under the Private Securities Litigation Reform Act of 1995

* The indicated exhibits were previously filed by the Corporation as Exhibits to the Corporation's Application for Registration on Form 10 or on prior years' Form 10K and such documents are incorporated herein by reference.

** The indicated exhibit has been filed as separate pages of the 1997 Form 10-K and is available to shareholders on request.

*** The indicated exhibit was previously filed by the Corporation and such document is incorporated herein by reference.

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)    First Citizens Banc Corp
            --------------------------------------------------------------------

By     /s/ David A. Voight
   -----------------------------------------------------------------------------
       David A. Voight, President (Principal Executive Officer)

By     /s/ James O. Miller
   -----------------------------------------------------------------------------
       James O. Miller, Senior Vice President and Controller (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this twenty-eighth day of February 1997 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/s/ Lowell W. Leech                                /s/ David A. Voight
----------------------------------                 ----------------------------
Lowell W. Leech                                    David A. Voight
Chairman of the Board                              President, Director


/s/ John L. Bacon                                  /s/ W. Patrick Murray
----------------------------------                 ----------------------------
John L. Bacon                                      W. Patrick Murray
Director                                           Director


/s/ Mary Lee G. Close                              /s/ George L. Mylander
----------------------------------                 ----------------------------
Mary Lee G. Close                                  George L. Mylander
Director                                           Director


/s/ Richard B. Fuller                              /s/ Paul H. Pheiffer
----------------------------------                 ----------------------------
Richard B. Fuller                                  Paul H. Pheiffer
Director                                           Director


/s/ H. Lowell Hoffman, M.D.                        /s/ Richard O. Wagner
----------------------------------                 ----------------------------
H. Lowell Hoffman, M.D.                            Richard O. Wagner
Director                                           Director


/s/ Dean S. Lucal
----------------------------------
Dean S. Lucal
Director

FIRST CITIZENS BANC CORP


                                    DIRECTORS
                                    ---------

JOHN L. BACON                                        W. PATRICK MURRAY
  Chairman Emeritus                                    Attorney, Murray and Murray Company, L.P.A.
  Mack Iron Works Company                            GEORGE L. MYLANDER
MARY LEE G. CLOSE                                      Retired Educator and City Official
RICHARD B. FULLER                                      Chairman, Firelands Community Hospital
H. LOWELL HOFFMAN, M.D.                              PAUL H. PHEIFFER
LOWELL W. LEECH                                        Sandusky Bay Development Company
  Chairman of the Board                              DAVID A. VOIGHT
  The Citizens Banking Company                         President, Chief Executive Officer
  The Castalia Banking Company                         The Citizens Banking Company
DEAN S. LUCAL                                        RICHARD O. WAGNER
  Attorney, Lucal & McGookey


                                    OFFICERS
                                    --------

LOWELL W. LEECH                                      DONNA J. DALFERRO
  Chairman of the Board                                Vice President and Secretary
DAVID A. VOIGHT                                      MARY K. SCHLESSMAN
  President                                            Vice President and Compliance Officer
DONALD E. GOSSER                                     KAREN S. RUTGER
  Senior Vice President and Treasurer                  Assistant Vice President and Personnel Officer
JAMES O. MILLER                                      BRENDA R. LEAL
  Senior Vice President and Controller                 Auditor
JAY R. PRESSLER
  Senior Vice President

DIRECTORS OF AFFILIATED COMPANIES

The Citizens Banking Company
----------------------------------------------------------- ---------------------------------------------------------
JOHN L. BACON                                               GRADY MCDONALD
  Chairman Emeritus                                         W. PATRICK MURRAY
  Mack Iron Works Company                                     Attorney, Murray and Murray Company, L.P.A.
MARY LEE G. CLOSE                                           GEORGE L. MYLANDER
RICHARD B. FULLER                                             Retired Educator and City Official
ANTHONY S. GUERRA                                             Chairman, Firelands Community Hospital
  President, LEWCO, Inc.                                    PAUL H. PHEIFFER
H. LOWELL HOFFMAN, M.D.                                       Sandusky Bay Development Company
LOWELL W. LEECH                                             DAVID A. VOIGHT
  Chairman of the Board                                       President, Chief Executive Officer
  The Citizens Banking Company                                The Citizens Banking Company
DEAN S. LUCAL                                               RICHARD O. WAGNER
  Attorney, Lucal & McGookey


Director Emeritus
LELAND J. WELTY, CPA


The Castalia Banking Company
----------------------------------------------------------- ---------------------------------------------------------

JOHN L. BACON                                               LOWELL W. LEECH
  Chairman Emeritus                                           Chairman of the Board
  Mack Iron Works Company                                     The Castalia Banking Company
JACK D. BOHN                                                W. PATRICK MURRAY
  Partner, Bohn Implement Company                             Attorney, Murray and Murray Company L.P.A.
  Farmer                                                    ROBERT L. RANSOM
JOYCE A. KELLER                                               Funeral Director, Ransom Funeral Home
  President and Secretary                                   DAVID H. STRACK, D.D.S.
  The Castalia Banking Company                                Bay Area Dental, Inc.


SCC Resources, Inc.
----------------------------------------------------------- ---------------------------------------------------------

H. LOWELL HOFFMAN, M.D.                                     MELVIN J. ROHRBACHER
LEROY C. LINK                                               DAVID A. VOIGHT
  President, SCC Resources, Inc.                              President, Chief Executive Officer
                                                              The Citizens Banking Company

R. A. Reynolds Appraisal Services, Inc.
----------------------------------------------------------- ---------------------------------------------------------

DEAN S. LUCAL                                               DAVID A. VOIGHT
  Attorney, Lucal & McGookey                                  President, Chief Executive Officer
ROBERT A. REYNOLDS                                            The Citizens Banking Company
  President, R. A. Reynolds Appraisal Services, Inc.

OFFICERS OF AFFILIATED COMPANIES

The Citizens Banking Company
--------------------------------------------------------------------------------

Chairman of the Board                         Lending Officers
---------------------                         ----------------
Lowell W. Leech                               Richard C. Finneran, Jr.
President, Chief Executive Officer            James P. Greek
----------------------------------            Connie M. Heuberger
David A. Voight                               David G. Majoy
Senior Vice Presidents                        Donna M. Miller
----------------------                        Christina A. Raftery
Donald E. Gosser                              Brenda J. Stallard
James O. Miller                               Suellen M. Williams
Jay R. Pressler                               Mortgage Loan Administrator
Vice Presidents                               ---------------------------
---------------                               Kenneth C. Hahn
Donna J. Dalferro, Secretary                  Operations Officers
Lee A. Jordan                                 -------------------
David L. Ott                                  Ann E. Baum
Charles C. Riesterer                          Joann M. Geis
Assistant Vice President                      Shirley J. Hoover
------------------------                      Susan A. Winkel
Judy A. Burkey                                Personal Banking Officer
Marcia A. Gasteier                            ------------------------
Robin J. Grathwol                             Phyllis L. Bransky
Karen S. Rutger                               Sales, Marketing and CRA Officer
Cashier                                       --------------------------------
-------                                       Christine J. Kane
Douglas A. Greulich                           Senior Operations Officer
Controller                                    -------------------------
----------                                    David J. Dillon
Todd A. Michel                                Paula J. York
Credit Card Administrator
-------------------------
Paul D. Mesenburg
Customer Service Officer
------------------------
Linda G. Kelley
Beverly A. Knupke
Deborah E. Morrow


The Castalia Banking Company
--------------------------------------------------------------------------------

Chairman of the Board                           Assistant Vice President
---------------------                           ------------------------
Lowell W. Leech                                 Sharon K. Keimer
President & Secretary                           Lending Officer
---------------------                           ---------------
Joyce A. Keller                                 Virginia L. Bluhm
Senior Vice President                           Operations Officers
---------------------                           -------------------
Bruce A. Bravard, Cashier                       Rae L. Cox
Vice President                                  Mary K. Meyer
--------------
Kenneth R. Lehrer
Mary K. Schlessman

OFFICERS OF AFFILIATED COMPANIES, CON'T.

SCC Resources, Inc.
--------------------------------------------------------------------------------

President                                                   Secretary-Treasurer
---------                                                   -------------------
LeRoy C. Link                                               James O. Miller
Vice Presidents                                             Operations Officer
---------------                                             ------------------
William E. Couch                                            Geriann M. Sartor
Ralph M. Chicotel
Thomas C. York, Jr.


R. A. Reynolds Appraisal Services, Inc.
--------------------------------------------------------------------------------
President                                                   Secretary
---------                                                   ---------
Robert A. Reynolds                                          Jay R. Pressler
Executive Vice President                                    Treasurer
------------------------                                    ---------
John F. Stauffer                                            James O. Miller

FIRST CITIZENS BANC CORP

SHAREHOLDER INFORMATION


The Annual Meeting of the Shareholders of First Citizens Banc Corp will be held at The Citizens Banking Company, 100 East Water Street, Sandusky, Ohio on April 21, 1998 at 2:00 p.m. Notice of the meeting and a proxy statement will be sent to shareholders in a separate mailing.


REGISTRAR AND TRANSFER AGENT
Fifth Third Bank
Corporate Trust Stock Transfer Division
38 Fountain Square Plaza
Cincinnati, Ohio  45202

FIRST CITIZENS BANC CORP
100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

AFFILIATE
The Citizens Banking Company
100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

The Castalia Banking Company
208 South Washington Street
Castalia, Ohio  44824
Tel:  (419) 684-5333  Fax:  (419) 684-7051

SCC Resources, Inc.
165 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-1605  Fax:  (419) 625-0081

R. A. Reynolds Appraisal Services, Inc.
165 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 627-4543  Fax:  (419) 625-0081