Form 10-Q
period 1998-03-31
FIRST CITIZENS BANC CORP /OH
filed 1998-05-13
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:..................................March 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to........................

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

                                      X Yes
                                    ----
                                         No
                                    -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                           Outstanding at May 13, 1998
                             4,263,401 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.           Financial Information
Item 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  March 31, 1998 and December 31, 1997.........................................................3
              Consolidated Statements of Income (unaudited)
                  Three months ended March 31, 1998 and 1997...................................................4
              Consolidated Statement of Shareholders' Equity (unaudited)
                  Three months ended March 31, 1998 and 1997...................................................5
              Consolidated Statement of Cash Flows (unaudited)
                  Three months ended March 31, 1998 and 1997...................................................6
              Notes to Consolidated Financial Statements (Unaudited)........................................7-14

Item 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................................15-20

PART II.       Other Information

Item 1.       Legal Proceedings...............................................................................22

Item 2.       Changes in Securities...........................................................................22

Item 3.       Defaults upon Senior Securities.................................................................22

Item 4.       Submission of Matters to a Vote of Security Holders.............................................22

Item 5.       Other Information...............................................................................22

Item 6.       (a) Exhibits....................................................................................22

Signatures        ............................................................................................23


                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                       (Unaudited)
                                                                                December 31,
    Assets                                                    March 31, 1998       1997
                                                             ---------------   -------------

Cash and due from banks                                      $  11,935,231     $  14,328,125
Federal funds sold                                              12,540,000        10,400,000
Securities (Note 2)
    Available-for-sale                                          62,726,700        58,468,703
    Held-to-maturity                                             4,601,684         6,737,206
                                                             -------------     -------------

        Total investment securities                             67,328,384        65,205,909

Loans available for sale                                         1,202,580           690,998

Loans (Notes 3)                                                224,122,815       224,557,029
    Less: Allowance for possible loan losses (Note 4)           (2,821,613)       (2,799,000)
                                                             -------------     -------------

        Net Loans                                              221,301,202       221,758,029

Office premises and equipment, net                               6,887,238         6,993,953
Accrued interest receivable                                      2,306,969         2,027,743
Intangible assets                                                2,765,999         2,847,511
Other assets                                                     1,689,531         1,670,830
                                                             -------------     -------------

        Total assets                                         $ 327,957,134     $ 325,923,098
                                                             =============     =============

    Liabilities

Deposits
    Interest bearing                                         $ 236,849,500     $ 233,528,600
    Noninterest bearing                                         30,470,905        31,474,577
                                                             -------------     -------------
        Total deposits                                         267,320,405       265,003,177

Federal Home Loan Bank borrowings                               14,182,740        14,488,034
Securities sold under agreements to repurchase                   8,331,809         6,879,346
U. S. Treasury interest-bearing demand notes payable             1,212,262         2,913,641
Accrued interest, taxes and other expenses                       1,604,260         1,790,955
                                                             -------------     -------------
        Total liabilities                                      292,651,476       291,075,153

Commitments and contingencies (Note 5)

    Shareholders' Equity

Common stock, no par value, 10,000,000 shares authorized,
    3,051,504 shares issued and outstanding                     15,257,520        15,257,520
Retained Earnings                                               19,615,763        19,174,257
Unrealized gain on securities available for sale                   432,375           416,168
                                                             -------------     -------------
        Total shareholders' equity                              35,305,658        34,847,945
                                                             -------------     -------------
        Total liabilities and shareholder                    $ 327,957,134     $ 325,923,098
                                                             =============     =============

See notes to interim consolidated financial statements.                Page 3


                            FIRST CITIZENS BANC CORP
                 Consolidated Statements of Income (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                     -------------------------

                                                         1998         1997
INTEREST INCOME:
    Interest and fees on loans                       $4,773,417   $4,381,966
    Interest and dividends on securities
        Taxable                                         613,052      648,566
        Nontaxable                                      303,404      341,412
    Interest on federal funds sold                      131,252      122,087
    Other interest income                                 9,693        1,024
                                                     ----------   ----------

            Total interest income                     5,830,818    5,495,055

INTEREST EXPENSE:
    Interest on deposits                              2,286,183    2,003,429
    Interest on FHLB borrowings                         207,241      222,949
    Interest on other borrowings                        107,974       73,788
                                                     ----------   ----------

            Total interest expense                    2,601,398    2,300,166
                                                     ----------   ----------

NET INTEREST INCOME                                   3,229,420    3,194,889

PROVISION FOR LOAN LOSSES (Note 4)                      108,000       98,500
                                                     ----------   ----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         3,121,420    3,096,389

NONINTEREST INCOME:
    Computer center service charges and retail sales    462,092      576,742
    Service charges on deposit accounts                 138,956      129,409
    Security gain/(loss)                                 19,580        6,250
    Gain on sale of loans                                33,965            0
    Other operating income                              237,684      213,324
                                                     ----------   ----------

            Total noninterest income                    892,277      925,725

NONINTEREST EXPENSE:
    Salaries and wages                                1,180,621    1,269,006
    Employee benefits                                   212,517      150,556
    Net occupancy expense                               141,643      142,763
    Equipment                                           164,604      178,624
    FDIC Premiums                                        14,720        7,705
    Franchise Tax                                       117,732      109,058
    Professional Fees                                   151,623      131,920
    Goodwill amortization                                81,512       81,512
    Other operating expenses                            679,335      691,053
                                                     ----------   ----------

            Total noninterest expense                 2,744,307    2,762,197
                                                     ----------   ----------

            Income before taxes                       1,269,390    1,259,917

Provision for Income Taxes                              370,158      348,302
                                                     ----------   ----------

            Net Income                               $  899,232   $  911,615
                                                     ==========   ==========

Per share data (based on 3,051,504 shares)

            Earnings per share                       $     0.29   $     0.30

            Dividends declared                       $     0.15   $     0.14

See notes to interim consolidated financial statements                 Page 4

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                 Accumulated
                                                                                                    Other        Total
                                                Common Stock          Retained     Comprehensive Comprehensive Shareholders'
                                          Shares        Amount        Earnings        Income       Income       Equity

Balance, December 31, 1995                 762,876     15,257,520     18,160,292                    388,979   33,806,791

Net income                                                             3,964,886     3,964,886                 3,964,886

300% stock split                         2,288,628

Other comprehensive income, net of tax:
   Unrealized gain/loss on securities                                                 (224,205)    (224,205)    (224,205)
                                                                                  ------------
Comprehensive income                                                              $  3,740,681
                                                                                  ============
Cash dividends
   ($1.02 per share)                                                  (3,120,163)                             (3,120,163)


Balance, December 31, 1996               3,051,504     15,257,520     19,005,015                    164,774   34,427,309

Net income                                                             3,434,353     3,434,353                 3,434,353

Other comprehensive income, net of tax:
   Unrealized gain/loss on securities                                                  251,394      251,394      251,394
                                                                                  ------------
Comprehensive income                                                              $  3,685,747
                                                                                  ============
Cash dividends
   ($1.07 per share)                                                  (3,265,111)                             (3,265,111)


Balance, December 31, 1997               3,051,504  $  15,257,520  $  19,174,257                    416,168  $34,847,945

Net income                                                               899,232       899,232                   899,232

Other comprehensive income, net of tax:
   Unrealized gain/loss on securities                                                   16,207       16,207       16,207
                                                                                  ------------
Comprehensive income                                                              $    915,439
                                                                                  ============
Cash dividends
   ($.15 per share)                                                     (457,726)                               (457,726)

                                        ----------  -------------  -------------                   --------  -----------
Balance, March 31, 1998                  3,051,504  $  15,257,520  $  19,615,763                    432,375  $35,305,658
                                        ==========  =============  =============                   ========  ===========



See notes to interim consolidated financial statements              Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)

                                                                         Three months ended
                                                                                March 31,
                                                                          --------------------
                                                                          1998            1997
Cash flows from operating activities
  Net Income                                                         $    899,232    $    911,615
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of office premises and equipment      190,269         157,253
      Amortization of goodwill                                             81,512          81,512
      Provision for loan losses                                           108,000          98,500
      Loans originated for sale                                        (1,738,080)
      Proceeds form sale of loans                                       1,260,463
      Gain on sale of loans                                               (33,965)
      Change in deferred loan fees                                        (29,185)        (12,282)
      Net amortization of security premiums and discounts                  35,636          32,811
      Change in accrued interest receivable                              (279,226)       (253,638)
      Change in other assets                                              (18,701)       (535,991)
      Change in accrued interest, taxes and other expenses               (195,044)        540,364
                                                                     ------------    ------------

         Net cash from operating activities                               280,911       1,020,144

Cash flows from investing activities
  Maturities and calls of securities, held-to-maturity                  2,132,011         542,219
  Maturities and calls of securities, available-for-sale                3,106,399       3,094,740
  Purchases of securities, available-to-sale                           (7,371,965)     (3,881,185)
  Loans made to customers, net of principal collected                     378,012      (1,674,612)
  Change in federal funds sold                                         (2,140,000)        373,000
  Proceeds from sale of property and equipment                             25,613
  Purchases of office premises and equipment                             (109,167)        (98,666)
                                                                     ------------    ------------

         Net cash from investing activities                            (3,979,097)     (1,644,504)

Cash flows from financing activities
  Branch acquisition                                                            0      12,153,945
  Repayments of FHLB borrowings                                          (305,294)       (289,584)
  Net change in deposits                                                2,317,228      (6,205,868)
  Change in securities sold under agreements to repurchase              1,452,463      (2,976,394)
  Change in U. S. Treasury interest-bearing demand notes payable       (1,701,379)        508,283
  Cash dividends paid                                                    (457,726)       (427,211)
                                                                     ------------    ------------
         Net cash from financing activities                             1,305,292       2,763,171
                                                                     ------------    ------------

Net change in cash and cash equivalents                                (2,392,894)      2,138,811

Cash and due from banks at beginning of period                         14,328,125      11,615,060
                                                                     ------------    ------------

Cash and due from banks at end of period                             $ 11,935,231    $ 13,753,871
                                                                     ============    ============

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                         $  2,599,070    $  2,276,508

    Income taxes                                                                0    $          0




See notes to interim consolidated financial statements                Page 6

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
------------------------------------------------------------------------------

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

         The consolidated balance sheets as of March 31, 1998 and December 31, 1997; the consolidated statements of income for the three month periods ended March 31, 1998 and 1997; the consolidated statement of shareholders' equity for the periods ended December 31, 1996, December 31, 1997 and March 31, 1998; and the consolidated statement of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 1998 and its results of operations and changes in cash flows for the periods ended March 31, 1998 and 1997 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of form 10-Q and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

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

         Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities",was issued by the Financial Accounting Standards Board ("FASB") in 1997. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1997. SFAS No. 127 defers for one year the

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
------------------------------------------------------------------------------


         effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
-------------------------------------------------------------------------------


(2)  Securities
         The gross unrealized gains and losses of securities as presented in the consolidated balance sheets at March 31, 1998 and December 31,1997 are as follows:


                                                                     March 31, 1998
                                                               Gross                Gross
                                             Amortized      Unrealized           Unrealized     Estimated Fair
            AVAILABLE FOR SALE                 Cost            Gains               Losses           Value
                                           ------------    --------------   -----------------   -------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                  $32,100,051      $ 134,274       ($    16,822)      $32,217,503
Obligations of state and political
subdivisions                                22,945,414        534,238             (6,688)       23,472,964
Other securities, including mortgage-
backed securities                            7,025,889         13,526             (3,182)        7,036,233
                                           -----------      ---------       ------------       -----------
                                           $62,071,354      $ 682,038       ($    26,692)      $62,726,700
                                           ===========      =========       ============       ===========






                                                                    March 31, 1998
                                                            Gross           Gross
                                            Amortized    Unrealized       Unrealized        Estimated Fair
             HELD TO MATURITY                  Cost        Gains            Losses              Value
                                            ----------   -----------      -----------         ----------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies
Obligations of state and political
subdivisions                               $3,170,965      $ 34,157                        $ 3,205,122
Other securities, including mortgage-
backed securities                           1,430,719        12,020       ($    1,018)       1,441,721
                                           ----------      --------       -----------       ----------
                                           $4,601,684      $ 46,177       ($    1,018)      $4,646,843
                                           ==========      ========       ===========       ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

------------------------------------------------------------------------------



                                                                  December 31, 1997
                                                              Gross           Gross
                                           Amortized       Unrealized        Unrealized       Estimated Fair
            AVAILABLE FOR SALE                Cost            Gains            Losses             Value
                                          -------------    ----------       -------------      ------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                  $33,085,104      $ 101,144       ($    46,511)      $33,139,737
Obligations of state and political
subdivisions                                19,233,997        583,780            (16,135)       19,801,642
Other securities, including mortgage-
backed securities                            5,519,045          8,537               (258)        5,527,324
                                           -----------      ---------       ------------       -----------
                                           $57,838,146      $ 693,461       ($    62,904)      $58,468,703
                                           ===========      =========       ============       ===========







                                                                December 31, 1997
                                                           Gross          Gross
                                             Amortized    Unrealized     Unrealized       Estimated Fair
             HELD TO MATURITY                  Cost         Gains          Losses              Value
                                           -----------    ----------     -------------      ------------
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                  $1,000,000      $  2,500                        $ 1,002,500
Obligations of states and political
subdivisions                                4,004,519        50,389       ($    5,613)       4,049,295
Other securities, including mortgage-
backed securities                           1,732,687        13,974            (2,067)       1,744,594
                                           ----------      --------       -----------       ----------
                                           $6,737,206      $ 66,863       ($    7,680)      $6,796,389
                                           ==========      ========       ===========       ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
-------------------------------------------------------------------------------


The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                                                   Estimated Fair
                                                   Amortized Cost      Value
AVAILABLE FOR SALE
Due in one year or less                             $20,434,509      $20,465,087
Due after one year through five years                24,446,202       24,818,503
Due after five years through ten years                9,716,482        9,946,936
Due after ten years                                     448,271          459,939
Mortgage-backed securities                               40,922           41,550
Other securities                                      6,984,967        6,994,685
                                                    -----------      -----------
       Total securities available for sale          $62,071,353      $62,726,700
                                                    ===========      ===========

HELD TO MATURITY
Due in one year or less                             $ 2,815,965      $ 2,845,603
Due after one year through five years                   355,000          359,520
Mortgage-backed securities                              461,614          467,772
Other securities                                        969,105          973,949
                                                    -----------      -----------
       Total securities held to maturity            $ 4,601,684      $ 4,646,844
                                                    ===========      ===========


         No securities were sold during the three months ended March 31, 1998 or 1997. Securities called or settled by the issuer resulted in gains of $19,580 for the three months ended March 31, 1998 and $6,250 for the three months ended March 31, 1997.

         Securities with a carrying value of approximately $36,491,000 and $36,757,000 were pledged as of March 31, 1998 and December 31, 1997, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
------------------------------------------------------------------------------



(3)  Loans

         Loans as presented in the consolidated balance sheet are comprised of the following classifications:


                                                 3/31/98             12/31/97
                                           ----------------       -------------
Commercial and agriculture                   $  48,206,071        $  47,043,354
Real estate - mortgage                         134,015,536          135,635,917
Real estate - construction                       1,741,441            2,652,565
Consumer                                        39,512,305           38,621,281
Credit card and other                            1,708,163            1,693,798
Deferred loan fees                              (1,060,700)          (1,089,886)
                                             -------------        -------------
                       Total loans           $ 224,122,816        $ 224,557,029
                                             =============        =============


(4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 1998 and March 31, 1997 is as follows:


                                                 1998                    1997
                                             -------------        -------------
Balance January 1,                            $ 2,799,000           $ 2,642,000
Loans charged off                                (128,216)             (115,635)
Recoveries                                         42,829                56,184
Provision for loan losses                         108,000                98,500
                                              -----------           -----------
Balance March 31,                             $ 2,821,613           $ 2,681,049
                                              ===========           ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
-------------------------------------------------------------------------------


Information regarding impaired loans is as follows for the three months ended March 31.

                                                           1998            1997
                                                    -----------      ----------
Average investment in impaired loans                 $1,817,000      $1,883,000
Interest income recognized on impaired loans
including interest income recognized on cash
basis                                                   $26,711         $42,366
Interest income recognized on impaired loans            $26,711         $42,366
on cash basis


Information regarding impaired loans at March 31, 1998 and December 31, 1997 is as follows:


                                                              3/31/98          12/31/97
                                                         ------------      ------------
Balance impaired loans                                     $1,816,000        $1,817,000
Less portion for which no allowance for loan
losses is allocated                                               ---               ---
Portion of impaired loan balance for which an
allowance for credit losses is allocated                    1,816,000         1,817,000
Portion of allowance for loan losses allocated to             454,000           466,000
the impaired loan balance


(5) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
-------------------------------------------------------------------------------

         determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of March 31, 1998 and December 31, 1997.

         Commitments to extend credit and letters of credit approximated the following amounts at March 31, 1998 and December 31, 1997.

                                                        Contract Amount
                                                        ---------------
                                                  March 31, 1998  December 31, 1997
                                                  --------------  ------------------
Commitment to extend credit:
     Lines of credit and construction loans         $14,696,000      $16,945,000
     Credit cards                                     3,069,000        3,169,000
Letters of credit                                       376,000          447,000
                                                    -----------      -----------
                                                    $18,141,000      $20,561,000
                                                    ===========      ===========

         Citizens and Castalia are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 1998 and December 31, 1997 approximated $1,519,000 and $1,682,000 respectively.

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

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


INTRODUCTION
------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 1998, compared to December 31, 1997 and the consolidated results of operations for the three month period ending March 31, 1998 compared to the same period in 1997. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION
-------------------

Total assets of the Corporation at March 31, 1998 totaled $327,957,134 compared to $325,923,098 at December 31, 1997. This was an increase of $2,034,036 or 0.62 percent. Within the structure of the assets, net loans have decreased $456,827 since December 31, 1997. The decrease in loans is due to the fact that the corporation is now selling mortgages on the secondary market. For the first quarter of 1998, loans sold or available for sale totaled $1,047,082. Office premises and equipment have decreased $106,715 and intangible assets have decreased $81,512 since December 31, 1997. The decrease in office premises and equipment is attributed to the sale of equipment of $25,613 and depreciation

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
------------------------------------------------------------------------------


of $190,269 exceeding new purchases of $109,167.

At March 31, 1998, $62,726,700 or 93.2 percent of the portfolio was classified as available-for-sale. The remainder of $4,601,684 was classified as held-to-maturity. Securities increased $2,122,475 from December 31, 1997. As of March 31, 1998, the net unrealized gain of the available-for-sale portfolio was $655,346 compared to $630,537 at December 31, 1997. The decrease in the net unrealized gain reflects changes in market values due to the current interest rate environment.

Total loans at March 31, 1998 decreased $456,827 or 0.2 percent from year end 1997. Loans available-for-sale increased $511,582 or 74.0% from December 31, 1997. At March 31, 1998, the net loan to deposit ratio was 82.8 percent compared to 83.7 percent at December 31, 1997.

At March 31, 1998, the allowance for loan losses as a percent of total loans was
1.26 percent compared to 1.25 percent at December 31, 1997. For the three months of operations of 1998, $108,500 was placed into the allowance from earnings compared to $98,500 for the same period of 1997. Net charge offs for the first three months of 1998 were $85,389 compared to $59,451 for the same period of 1997. Impaired loans at March 31, 1998 totaled $1,816,000 or 0.8 percent of the loan portfolio compared to $1,817,000 or 0.8 percent of the loan portfolio at December 31, 1997.

Total deposits at March 31, 1998 increased $2,317,228 from year-end 1997. Noninterest bearing deposits, representing demand deposit balances, decreased $1,003,672 from year-end 1997. Interest bearing deposits, including savings and time deposits, increased $3,320,900 from year-end 1997. The year to date 1998 average balance of savings deposits has decreased $5,907,000 compared to the average balance of the same period for 1997. The current average rate of these deposits is 2.70 percent. The year to date 1998 average balance of time certificates has increased $18,315,000 compared to the average balance for the same period for 1997. The current average rate on these deposits is 5.39 percent. The average balance of certificates of deposit increased because of the introduction of a 13 month add-on certificate.

Other borrowed funds have decreased $554,210 from December 31, 1997 to March 31, 1998. Federal Home Loan Bank borrowings have decreased $305,294 as a result of scheduled paydowns. Securities sold under agreements to repurchase have increased $1,452,463 and U.S. Treasury Tax Demand Notes have decreased $1,701,379.

Shareholders' equity at March 31, 1998 was $35,305,658 which was 10.8 percent of total assets. Shareholders' equity at December 31, 1997 was $34,847,945 which was 10.7 percent of total assets. The increase in shareholders' equity was represented by earnings of $899,232 less dividends of $457,726 and less the decrease in the unrealized gain on securities available for sale of $16,207. The company paid a cash dividend February 1, 1997 at the rate of $.15 per share. Total outstanding

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


shares for the period December 31, 1997 to March 31, 1998 were 3,051,504.


RESULTS OF OPERATIONS
---------------------

Net income for the quarter ended March 31, 1998 was $899,232 or $.29 per common share compared to $911,615 or $.30 per common share for the same period in 1997. This was an decrease of $12,383 or 1.4 percent.

Net interest income for the first quarter 1998 totaled $3,229,420 compared to $3,194,889 for the first quarter of 1997. This was an increase of $34,531 or 1.1 percent. Total interest income for the first three months of 1998 has increased $335,763 or 6.1 percent compared to the same period of 1997. The average rate on earning assets on a tax equivalent basis for the first three months of 1998 and 1997 was 7.86 percent. Total interest expense for the first three months of 1998 has increased $301,232 or 13.1 percent compared to the same period of 1997. The average rate on paying liabilities for the first three months of 1998 was 4.11 percent compared to 3.84 percent for the same period of 1997. The net interest margin on a tax equivalent basis for the first three months was 4.43 percent for the three month period ended March 31, 1998 and 4.66 percent for the same period ended March 31, 1997.

Noninterest income for the first quarter 1998 totaled $892,277 compared to $925,725 for the first quarter 1997. This was an decrease of $33,448 or 3.6 percent and mainly attributed to decreases in revenue from the computer operations of $114,650, increased service charges on deposit accounts of $9,547, and decreased other operating income of $7,527. The decrease in revenue from computer operations is the result of SCC Resources, Inc. selling its microcomputer division.

Noninterest expense for the first quarter 1998 totaled $2,744,307 compared to $2,762,197 for the first quarter 1997. This was an decrease of $17,890 or 0.6 percent. The largest decrease in noninterest expense is in salaries, wages and employee benefits which decreased $26,424 for the first three months of 1998 or
1.9 percent compared to the same period of 1997. The decrease in salaries, wages and employee benefits can be attributed to retirements, resignations and the sale of SCC Resources, Inc.'s Microcomputer division. These three factors accounted for a decrease in salaries, wages and employee benefits of approximately $73,000. This decrease was offset by merit increases and the salaries, wages and employee benefits of new hires, resulting in the net decrease of $26,424.


PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the first quarter 1998 totaled $370,158 compared to $348,302 for

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


the first quarter 1997. This was an increase of $21,856 or 6.3 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $9,473, as well as a decrease in tax exempt interest income of $38,008.

CAPITAL RESOURCES
-----------------

Shareholders equity totaled $35,305,658 at March 31, 1998 compared to $34,847,945 at December 31, 1997. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                     Corporation Ratios               Regulatory
                                  3/31/98         12/31/97              Minimums
                                  -------         --------              --------
Tier I Risk Based Capital          16.38%          18.09%                 4.00%
Total Risk Based Capital           17.63%          19.34%                 8.00%
Leverage Ratio                     9.99%           9.69%                  5.00%

The Corporation paid cash dividends of $.15 per common share on February 1, 1998 compared to the February 1, 1997 dividend of $.14 per common share.

Capital expenditures totaled $109,167 for the first three months of 1998 compared to $1,054,811 for the same period of 1997. The capital expenditures for the first three months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.


LIQUIDITY
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first three months of 1998 the Banks maintained a federal funds sold position that averaged $9,640,000 In addition, the Banks, through their respective correspondent banks maintain federal funds borrowing lines totaling $16,900,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $11,617,260 at March 31, 1998. Finally, 93.2% of the Corporation's security portfolio has been classified as available for sale which provides additional liquidity.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK
----------------------------------------------

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Banks do not maintain a trading account for any class of financial instrument and the Corporation is not effected by foreign currency exchange rate risk or commodity price risk. Because the Corporation does not hold any equity securities other than stock in the FHLB of Cincinnati, the Corporation is not subject to equity price risk.

Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over interest paid on interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true in during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 54.2% of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in federal funds that mature and reprice daily.

The Corporation's 1997 annual report details a table which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used. For liabilities without contractual maturities such as demand and savings

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
------------------------------------------------------------------------------

deposits, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1997 which would significantly change the ratio of rate sensitive liabilities for the given time horizon.

YEAR 2000 ISSUE
---------------

The Corporation is aware of the potential impact of the Year 2000 on data processing and technology. The Corporation's date processing subsidiary, SCC is totally dependent on its ability to process for the Corporation's subsidiary banks and other banking customers. SCC developed a Year 2000 project plan which was introduced in May 1997. This project plan has outlined the approach to the Year 2000 as being 1) an initial planning phase, 2) an assessment phase, 3) a strategy phase, and 4) an overall testing phase. Management of SCC has made the commitment that processing applications classified as high priority and determined to be essential to ongoing operation of the Banks and banking customers will be Year 2000 compatible by December 31, 1998. Other processing applications having lesser priority or where date calculations have no impact will be Year 2000 compliant by June 30, 1999. SCC communicates monthly with its customer banks on the status of its Year 2000 project.

The Board of Directors of both Citizens and Castalia have named Year 2000 coordinators. Both Banks have conducted assessments to identify hardware, software and other processes that may be affected by the Year 2000 date change and that are not included in the services provided to the Banks by SCC. Throughout 1998, additional efforts are planned to renovate or replace functions determined by the assessment not to be Year 2000 compliant.

In addition to the impact on its own systems, the Banks have recognized that borrowing customers could be impacted by the Year 2000 and that impact could impair the customers ability to meet their obligations. The Banks are communicating to significant borrowers the need to evaluate their systems.

Management recognizes that costs are associated with Year 2000 efforts, but does not believe that these costs will materially affect the operations, liquidity or capital resources of the Corporation.

PROPOSED MERGER
---------------

On July 3, 1997, The Corporation entered into a definitive agreement to acquire The Farmers State Bank ("Farmers") of New Washington, Ohio. This agreement, as amended, specifies that the Corporation will issue 6.06 shares of the Corporation's common stock for each of the 200,000 shares of Farmers outstanding. The merger is subject to the approval of both companies' regulatory agencies and the shareholders of both Farmer and First Citizens Banc Corp. The transaction is also subject to the pooling of interests method of accounting.

The merger has received the approval of both companies regulatory agencies, as well as the shareholders of Farmers and First Citizens Banc Corp and was consummated on April 28, 1998.

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
-------------------------------------------------------------------------------


Part II - Other Information

ITEM 1.      LEGAL PROCEEDINGS
             None.

ITEM 2.      CHANGES IN SECURITIES
             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None.

ITEM 5.      OTHER INFORMATION
             None.

ITEM 6.      (a) EXHIBIT NO. 27        Financial Data Schedule...............24
             (b) EXHIBIT NO. 99        Safe Harbor Under the Private Securities
                                       Litigation Reform Act of 1995
             (b) REPORTS ON FORM 8-K - None

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


First Citizens Banc Corp


/s/ David A. Voight                                      May 13, 1997
----------------------------------------------           ------------
David A. Voight                                          Date
President



/s/ James O. Miller                                      May 13, 1997
-----------------------------------------------          ------------
James O. Miller                                          Date
Senior Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
-------------------------------------------------------------------------------



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