Form 10-Q
period 1998-06-30
FIRST CITIZENS BANC CORP /OH
filed 1998-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:....................................June 30, 1998

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

Commission File Number:..................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                               34-1558688
              ----                                               ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
         or organization)                                 Identification Number)


 100 East Water Street, Sandusky, Ohio                              44870
--------------------------------------------------------------------------------
(Address of principle executive offices)                          (Zip Code)

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

                                       [X]   Yes
                                     -------
                                             No
                                     -------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                         Outstanding at August 13, 1998
                             4,263,401 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  June 30, 1998 and December 31, 1997..........................................................3
              Consolidated Statements of Income (unaudited)
                  Three and six months ended June 30, 1998 and 1997............................................4
              Consolidated Statement of Shareholders' Equity (unaudited)
                  For the periods ended December 31, 1996 and 1997 and June 30, 1998...........................5
              Consolidated Statement of Cash Flows (unaudited)
                  Six months ended June 30, 1998 and 1997......................................................6
              Notes to Consolidated Financial Statements (unaudited)........................................7-16

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................................17-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................21-22


PART II.  Other Information

ITEM 1.  Legal Proceedings....................................................................................23

ITEM 2.  Changes in Securities and Use of Proceeds............................................................23

ITEM 3.  Defaults upon Senior Securities......................................................................23

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................23

ITEM 5.  Other Information....................................................................................23

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................23

SIGNATURES....................................................................................................25

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                                  (Unaudited)
                                                                            June 30          December 31
         Assets                                                               1998               1997
                                                                         -------------    -------------
Cash and due from banks                                                  $  16,799,294    $  17,695,634
Federal funds sold                                                          16,825,000       17,600,000
Interest-bearing deposits                                                      248,282          347,282
Securities
         Available-for-sale                                                151,287,836      137,217,076
         Held-to-maturity (Estimated Fair Value of $3,284,333
                 at June 30, 1998 and $6,796,389 at December 31, 1997)       3,256,748        6,737,206
                                                                         -------------    -------------
                 Total securities                                          154,544,584      143,954,282

Loans available for sale                                                     1,871,340          690,998

Loans                                                                      284,863,787      292,445,109
         Less: Allowance for possible loan losses                           (4,682,281)      (4,707,051)
                                                                         -------------    -------------
                 Net Loans                                                 280,181,506      287,738,058

Office premises and equipment, net                                           7,543,709        7,562,988
Intangible assets                                                            2,684,487        2,870,011
Accrued interest and other assets                                            5,822,503        5,659,119
                                                                         -------------    -------------

                 Total assets                                            $ 486,520,705    $ 484,118,372
                                                                         =============    =============

         Liabilities
Deposits
         Interest-bearing deposits                                       $ 363,435,484    $ 365,347,015
         Noninterest-bearing deposits                                       38,979,002       36,836,226
                                                                         -------------    -------------
                 Total deposits                                            402,414,486      402,183,241

Federal Home Loan Bank borrowings                                           13,870,499       14,488,034
Securities sold under agreements to repurchase                              10,510,043        7,779,346
U. S. Treasury interest-bearing demand notes payable                         3,003,444        3,375,458
Accrued interest, taxes and other expenses                                   3,682,623        5,092,858
                                                                         -------------    -------------

                 Total liabilities                                         433,481,095      432,918,937

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued and outstanding                            23,257,520       23,257,520
Retained Earnings                                                           26,773,513       25,514,853
Unrealized gain on securities available for sale                             3,008,577        2,427,062
                                                                         -------------    -------------
                 Total shareholders' equity                                 53,039,610       51,199,435
                                                                         -------------    -------------

                 Total liabilities and shareholders' equity              $ 486,520,705    $ 484,118,372
                                                                         =============    =============

See notes to interim consolidated financial statements.                   Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                Three months ended             Six months ended
                                                        June 30,                    June 30,
                                             ---------------------------   ---------------------------
                                                  1998           1997           1998           1997
INTEREST INCOME:
      Interest and fees on loans             $  6,060,491   $  5,926,679   $ 12,306,292   $ 11,580,666
      Interest and dividends on securities
          Taxable                               1,645,258      1,742,415      3,180,523      3,516,859
          Nontaxable                              515,981        551,513      1,018,068      1,111,578
      Interest on federal funds sold              250,405        101,161        452,850        232,206
      Other interest income                        13,703         25,634         29,349         38,953
                                             ------------   ------------   ------------   ------------

               Total interest income            8,485,838      8,347,402     16,987,082     16,480,262

INTEREST EXPENSE:
      Interest on deposits                      3,998,866      3,728,056      7,950,836      7,361,154
      Interest on FHLB borrowings                 200,291        218,700        407,532        441,649
      Interest on other borrowings                130,669         79,767        251,533        169,727
                                             ------------   ------------   ------------   ------------

               Total interest expense           4,329,826      4,026,523      8,609,901      7,972,530
                                             ------------   ------------   ------------   ------------

NET INTEREST INCOME                             4,156,012      4,320,879      8,377,181      8,507,732

PROVISION FOR LOAN LOSSES                         108,000        203,000        216,000        316,500
                                             ------------   ------------   ------------   ------------

NET INTEREST INCOME AFTER                       4,048,012      4,117,879      8,161,181      8,191,232
          PROVISION FOR LOAN LOSSES

NONINTEREST INCOME:
      Computer center data processing fees        356,603        533,648        818,695      1,110,390
      Service charges on deposit accounts         258,166        230,836        467,827        453,586
      Security gain                                     0             78         19,580        (28,672)
      Gain on sale of loans                        45,939              0         79,904              0
      Other operating income                      330,722        248,899        575,273        472,365
                                             ------------   ------------   ------------   ------------

               Total noninterest income           991,430      1,013,461      1,961,279      2,007,669

NONINTEREST EXPENSE:
      Salaries,  wages and benefits             1,721,192      1,709,794      3,424,862      3,393,907
      Net occupancy expense                       159,676        167,605        327,420        331,258
      Equipment                                   182,376        200,454        354,130        391,550
      FDIC premiums                                 5,560         12,160         24,531         23,740
      Franchise tax                               165,388        157,128        339,370        311,198
      Professional fees                           526,322        187,391        702,354        373,069
      Other operating expenses                    883,502        846,822      1,790,790      1,698,086
                                             ------------   ------------   ------------   ------------

               Total noninterest expense        3,644,016      3,281,354      6,963,457      6,522,808
                                             ------------   ------------   ------------   ------------

               Income before taxes              1,395,426      1,849,986      3,159,003      3,676,093

Provision for Income taxes                        386,285        517,014        889,443        992,316
                                             ------------   ------------   ------------   ------------

               Net Income                    $  1,009,141   $  1,332,972   $  2,269,560   $  2,683,777
                                             ============   ============   ============   ============

Per share data (based on 4,263,401 shares)

               Earnings per share            $       0.24   $       0.31   $       0.53   $       0.63
                                             ============   ============   ============   ============

See notes to interim consolidated financial statements                    Page 4

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                       Accumulated
                                                                                                          Other          Total
                                                    Common Stock       Retained      Comprehensive    Comprehensive  Shareholders'
                                                       Amount          Earnings         Income           Income          Equity
Balances, January 1, 1996

As previously reported                                $15,257,520      $18,160,292                         $388,979     $33,806,791

Restate capital structure for pooling of interests      8,000,000        4,291,053                          464,761      12,755,814

Balances, January 1, 1996

As restated                                            23,257,520       22,451,345                          853,740      46,562,605

Net income                                                               5,568,238      $5,568,238                        5,568,238

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                                    (42,341)         (42,341)        (42,341)
                                                                                     --------------

Comprehensive income                                                                    $5,525,897
                                                                                     ==============

Cash dividends
   ($1.02 per share)                                                    (3,120,163)                                      (3,120,163)

Cash dividend declared Farmers, prior to merger                           (280,000)                                        (280,000)

                                                    --------------  ---------------                                  ---------------

Balance, December 31, 1996                             23,257,520       24,619,420                          811,399      48,688,339

Net income                                                               4,440,544      $4,440,544                        4,440,544

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                                  1,615,663        1,615,663       1,615,663
                                                                                     --------------

Comprehensive income                                                                    $6,056,207
                                                                                     ==============

Cash dividends
   ($1.07 per share)                                                    (3,265,111)                                      (3,265,111)

Cash dividend declared Farmers, prior to merger                           (280,000)                                        (280,000)

                                                    --------------  ---------------                   -------------- ---------------

Balance, December 31, 1997                            $23,257,520      $25,514,853                        2,427,062     $51,199,435

Net income                                                               2,269,560      $2,269,560                        2,269,560

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                                    581,515          581,515         581,515
                                                                                     --------------

Comprehensive income                                                                    $2,851,075
                                                                                     ==============

Cash paid for fractional shares                                             (3,451)                                          (3,451)

Cash dividends
   ($.30 per share)                                                     (1,007,449)                                      (1,007,449)

                                                    --------------  ---------------                   -------------- ---------------

Balance, June 30, 1998                                $23,257,520      $26,773,513                        3,008,577     $53,039,610
                                                    ==============  ===============                   ============== ===============



See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six months ended

                                                                                      June 30,
                                                                           ----------------------------
                                                                                1998            1997

Cash flows from operating activities:

   Net Income                                                              $  2,269,560    $  2,683,777

   Adjustments to reconcile net earnings to net cash

       from operating activities:

          Depreciation and amortization of office premises and equipment        422,009         352,603

          Amortization of intangible assets                                     185,524         168,121

          Provision for loan losses                                             216,000         316,500

          Loans originated for sale                                          (4,482,255)

          Proceeds from sale of loans                                         3,342,364

          Gain on sale of loans                                                 (79,904)

          Change in deferred loan fees                                          (90,368)        (12,900)

          Net amortization of security premiums and discounts                    88,222          71,231

          Change in accrued interest receivable and other assets               (123,931)     (1,278,232)

          Change in accrued interest, taxes and other expenses               (1,709,803)      (356,5020
                                                                           ------------    ------------

               Net cash from operating activities                                37,418       1,944,598
                                                                           ------------    ------------

Cash flows from investing activities

   Maturity of deposits in other bank                                            99,000         293,000

   Purchase of securities, held-to-maturity                                                    (347,784)

   Maturities and calls of securities, held-to-maturity                       3,474,857       3,868,523

   Maturities and calls of securities, available-for-sale                    21,690,783      10,239,062

   Purchase of securities, available-for-sale                               (34,963,081)     (7,206,567)

   Loans made to customers, net of principal collected                        7,430,920     (20,641,370)

   Change in federal funds sold                                                 775,000       2,749,000

   Proceeds from sale of property and equipment                                  25,613

   Purchases of office promises and equipment                                  (428,343)       (234,453)
                                                                           ------------    ------------

          Net cash from investing activities                                 (1,895,251)    (11,280,589)
                                                                           ------------    ------------

Cash flows from financing activities:

   Cash and cash equivalents received from branch acquisition                          0     12,153,945

   Repayments of FHLB borrowings                                               (617,535)       (583,419)

   Change in deposits                                                           231,245         755,069

   Change in securities sold under agreements to repurchase                   2,730,697        (346,348)

   Change in U. S. Treasury interest-bearing demand notes payable              (372,014)      1,107,125

   Cash dividends paid, including cash paid in lieu of fractional shares     (1,010,900)       (854,421)
                                                                           ------------    ------------

          Net cash from financing activities                                    961,493      12,231,951
                                                                           ------------    ------------

Net Change in cash and due from banks                                          (890,430)      2,895,960

Cash and due from banks at beginning of period                               17,695,634      14,146,432
                                                                           ------------    ------------

Cash and due from banks at end of period                                   $ 16,799,294    $ 17,042,392
                                                                           ============    ============

Supplemental disclosures

   Cash paid during the period for:

     Interest                                                              $  9,157,300    $  8,465,356
                                                                           ============    ============

     Federal Income taxes                                                  $    580,000    $     626,00
                                                                           ============    ============

See notes to interim consolidated financial statements                    Page 6

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (Corporation) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), and R. A. Reynolds Appraisal Service, Inc. (Reynolds). All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated balance sheets as of June 30, 1998 and December 31, 1997; the consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997; the consolidated statement of shareholders' equity for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996; and the consolidated statement of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1998 and its results of operations and changes in cash flows for the periods ended June 30, 1998 and 1997 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing, of Financial Assets and Extinguishments of Liabilities" in 1996. It revises the accounting for

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

         transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", was issued in December 1996. SFAS No. 127 deferred for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 continued to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

         First Citizens adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. No additional disclosure under SFAS No. 131 was required for First Citizens.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 132 amends disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, however, such entities may elect to follow the full disclosure requirements of SFAS No. 132. SFAS No. 132 will be effective for 1998 and is not expected to have a significant impact on the First Citizens financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held-to-maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held-to-maturity to available-for-sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

(2)  Securities
         The amortized cost, gross unrealized gains and losses and estimated fair values of securities as presented in the consolidated balance sheets at June 30, 1998 and December 31, 1997 are as follows:

                                                                        June 30, 1998
                                           -------------------------------------------------------------------------

                                                                    Gross             Gross
                                                                  Unrealized        Unrealized         Estimated
               AVAILABLE FOR SALE              Amortized Cost        Gains            Losses             Value
U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                        $73,133,867           $412,701         ($46,800)        $73,499,768

Obligations of state and political
sub divisions                                    40,698,332          1,129,463           (7,231)         41,820,564

Corporate bonds                                   7,736,199             51,894           (1,901)          7,786,192

Equity securities                                 2,737,909          3,051,895          (42,186)          5,747,618

Other securities, including mortgage-
backed securities                                22,422,844             32,604          (21,754)         22,433,694
                                                 ----------             ------          --------         ----------

                                               $146,729,151         $4,678,557        ($119,872)       $151,287,836
                                               ============         ==========        =========        ============


                                                                        June 30, 1998
                                           ------------------------------------------------------------------------

                                                                   Gross             Gross
                                                                Unrealized         Unrealized      Estimated Fair
                HELD TO MATURITY               Amortized Cost      Gains             Losses            Value

Obligations of state and political
subdivisions                                      2,199,112             18,644                0          2,217,756

Other securities, including mortgage-
backed securities                                 1,057,636              9,435            ($493)         1,066,578
                                                  ---------              -----            ------         ---------

                                                 $3,256,748            $28,079           ($ 493)        $3,284,334
                                                 ==========            =======           =======        ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

                                                                      December 31, 1997

                                                                     Gross           Gross
                                                                  Unrealized       Unrealized     Estimated Fair
              AVAILABLE FOR SALE              Amortized Cost         Gains           Losses           Value

U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                        $72,157,416           $308,423        ($179,531)       $72,286,308

Obligations of state and political
sub divisions                                    33,328,474          1,274,319          (16,135)        34,586,658

Corporate bonds                                   4,551,174             29,706           (8,371)         4,572,509

Equity securities                                 3,234,209          2,460,081          (20,116)         5,674,174

Other securities, including mortgage-
backed securities                                20,093,479             38,300          (34,352)        20,097,427
                                                 ----------             ------          --------        ----------

                                               $133,364,752         $4,110,829        ($258,505)      $137,217,076
                                               ============         ==========        ==========      ============


                                                                      December 31, 1997

                                                                      Gross             Gross
                                                                    Unrealized       Unrealized       Estimated Fair
             HELD TO MATURITY                  Amortized Cost          Gains           Losses              Value

U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                         $1,000,000             $2,500                          $1,002,500


Obligations of states and political
subdivisions                                      4,004,519             50,389          ($5,613)         4,049,295

Other securities, including mortgage-
backed securities                                 1,732,687             13,974           (2,067)         1,744,594
                                                  ---------             ------           -------         ---------
                                                 $6,737,206            $66,863          ($7,680)        $6,796,389
                                                 ==========            =======          ========        ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

The amortized cost and estimated fair value of debt securities at June 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                  Amortized Cost                Estimated Fair
                                                                                    Value

AVAILABLE FOR SALE

Due in one year or less                                 $24,554,158               $24,596,224

Due after one year through five years                    62,417,383                63,235,810

Due after five years through ten years                   25,201,112                25,807,417

Due after ten years                                       1,446,970                 1,473,146

Mortgage-backed securities                               12,085,782                12,080,715

Other securities                                         18,285,837                18,346,906

Equity securities                                         2,737,909                 5,747,618
                                                          ---------                 ---------

       Total securities available for sale             $146,729,151              $151,287,836
                                                       ============              ============


HELD TO MATURITY

Due in one year or less                                  $1,844,112                $1,858,882

Due after one year through five years                       355,000                   358,875

Mortgage-backed securities                                  420,153                   425,632

Other securities                                            637,483                   640,945
                                                            -------                   -------

       Total securities held to maturity                 $3,256,748                $3,284,334
                                                         ==========                ==========


         No securities were sold during the six months ended June 30, 1998. Farmers sold securities during the six months ended June 30, 1997 resulting in a loss of $34,922. Securities called or settled by the issuer resulted in gains of $19,580 for the six months ended June 30, 1998 and $6,250 for the six months ended June 30, 1997. The net loss for 1997 was $28,672.

         Securities with a carrying value of approximately $52,242,000 and $48,318,000 were pledged as of June 30, 1998 and December 31, 1997, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

(3)  Loans

         Loans as presented in the consolidated balance sheet are comprised of the following classifications:

                                                                           6/30/98                     12/31/97

       Commercial and agriculture                                     $ 53,383,976                 $ 68,969,554

       Real estate - mortgage                                          183,294,078                  177,778,532

       Real estate - construction                                        2,985,074                    3,922,768

       Consumer                                                         45,395,089                   41,863,624

       Credit card and other                                             1,348,954                    1,693,798

       Deferred loan fees                                              (1,212,652)                  (1,303,020)

       Unearned Interest                                                 (330,732)                     (480,147)
                                                                       -----------                  -----------
                             Total loans                              $284,863,787                 $292,445,109
                                                                      ============                 ============

(4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the six months ended June 30, 1998 and June 30, 1997 is as follows:

                                                                       1998                           1997
Balance January 1,                                               $4,707,051                     $3,935,039

Loans charged off                                                 (367,266)                      (306,432)

Recoveries                                                          126,496                        124,992

Provision for loan losses                                           216,000                        316,500
                                                                    -------                        -------

Balance June 30,                                                 $4,682,281                     $4,070,099
                                                                 ==========                     ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

Information regarding impaired loans is as follows for the six months ended June 30.

                                                                            1998                          1997

Average investment in impaired loans                                  $4,222,970                    $2,954,639

Interest income recognized on impaired loans including
interest income recognized on cash basis                                $142,919                       $61,321

Interest income recognized on impaired loans on cash basis              $142,919                       $61,321

Information regarding impaired loans at June 30, 1998 and December 31, 1997 is as follows:

                                                                         6/30/98                      12/31/97

Balance impaired loans                                                $4,084,225                    $4,335,220

Less portion for which no allowance for loan losses is                       ---                           ---
allocated

Portion of impaired loan balance for which an allowance for
credit losses is allocated                                             4,084,225                     4,335,220

Portion of allowance for loan losses allocated to the
impaired loan balance                                                  1,239,249                     1,253,779


(6) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheet. Since many commitments to make loans expire without being used, the amount does not

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

         necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of June 30, 1998 and December 31, 1997.

         Commitments to extend credit and letters of credit approximated the following amounts at June 30, 1998 and December 31, 1997.


                                                                        Contract Amount
                                                                        ---------------

                                                           June 30, 1998              December 31, 1997
                                                           -------------              -----------------

Commitment to extend credit:

     Lines of credit and construction loans                       $22,318,000                  $20,308,000

     Credit cards                                                   3,118,000                    3,169,000

Letters of credit                                                     748,000                      667,000
                                                                      -------                      -------

                                                                  $26,184,000                  $24,144,000

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 1998 and December 31, 1997 approximated $1,994,000 and $1,682,000 respectively.

         In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions, but in the opinion of management and its legal counsel, ultimate disposition of such legal matters is not expected to have a material adverse effect on the consolidated financial statements.

(7) Acquisitions

         Effective April 28, 1998, the Corporation merged with The Farmers State Bank of New Washington ("Farmers"), headquartered in New Washington, Ohio, in a transaction accounted for as a pooling of interests. First Citizens issued approximately 1.2 million shares of common stock to the shareholders of Farmers based upon an exchange ratio of 6.06 shares of First Citizens for each outstanding share of Farmers common stock. The historical financial statements have been restated to show First Citizens and Farmers on a combined

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

         basis. Separate results of operations for First Citizens and Farmers are as follows:

----------------------------- ----------------------------- ------------------------------
                              Six  months  ended  June 30,  Three  months ended March 31,
                              1997 (unaudited)              1998 (unaudited)
----------------------------- ----------------------------- ------------------------------
Net interest income
----------------------------- ----------------------------- ------------------------------
   First Citizens                               $6,367,345                     $3,229,420
----------------------------- ----------------------------- ------------------------------
   Farmers                                       2,140,387                      1,030,436
                                                 ---------                      ---------
----------------------------- ----------------------------- ------------------------------
      Combined                                  $8,507,732                     $4,259,856
                                                ==========                     ==========
----------------------------- ----------------------------- ------------------------------

----------------------------- ----------------------------- ------------------------------
Net Income
----------------------------- ----------------------------- ------------------------------
   First Citizens                               $1,828,237                       $899,232
----------------------------- ----------------------------- ------------------------------
   Farmers                                         855,540                        361,187
                                                   -------                        -------
----------------------------- ----------------------------- ------------------------------
      Combined                                  $2,683,777                     $1,260,419
                                                ==========                     ==========
----------------------------- ----------------------------- ------------------------------

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

Introduction
------------


The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 1998, compared to December 31, 1997 and the consolidated results of operations for the three and six month periods ending June 30, 1998 compared to the same periods in 1997. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities, which would have such effect if implemented.

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


Financial Condition
-------------------

Total assets of the Corporation at June 30, 1998 totaled $486,520,705 compared to $484,118,372 at December 31, 1997. This was an increase of $2,402,333 or 0.5 percent. Within the structure of the assets, net loans have decreased $7,556,552 since December 31, 1997. The decrease in loans is due to the fact that the Corporation is now selling mortgages on the secondary market. For the first half of 1998, loans originated for sale totaled $4,482,255. Office premises and equipment have decreased $19,279 and intangible assets have decreased $185,524 since December 31, 1997. The decrease in office premises and equipment is attributed to new purchases of $428,343, less proceeds

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

from the sale of equipment of $25,613 and depreciation of $422,009.

At June 30, 1998, $151,287,836, or 97.9 percent of the portfolio was classified as available-for-sale. The remainder of $3,256,748 was classified as held-to-maturity. Securities increased $10,590,302 from December 31, 1997. With loan demand being slow, additional investments in securities have been made to gain additional yield over fed funds

Total loans at June 30, 1998 decreased $7,581,322, or 2.6 percent from year end 1997. Loans available-for-sale increased $1,180,342, or 170.8 percent from December 31, 1997. At June 30, 1998, the net loan to deposit ratio was 69.6 percent compared to 71.5 percent at December 31, 1997.

At June 30, 1998, the allowance for loan losses as a percent of total loans was
1.64 percent compared to 1.61 percent at December 31, 1997. For the six months of operations of 1998, $216,000 was placed into the allowance from earnings compared to $316,500 for the same period of 1997. Net charge-offs for the first six months of 1998 were $240,770 compared to $181,439 for the same period of 1997. Impaired loans at June 30, 1998 totaled $4,084,225, or 1.4 percent of the loan portfolio compared to $4,335,220, or 1.5 percent of the loan portfolio at December 31, 1997.

Total deposits at June 30, 1998 increased $231,245 from year-end 1997. Noninterest bearing deposits, representing demand deposit balances, increased $2,142,776 from year-end 1997. Interest bearing deposits, including savings and time deposits, decreased $1,911,531 from year-end 1997. The year to date 1998 average balance of savings deposits has decreased $8,673,000 compared to the average balance of the same period for 1997. The current average rate of these deposits is 2.92 percent. The year to date 1998 average balance of time certificates has increased $19,923,000 compared to the average balance for the same period for 1997. The current average rate on these deposits is 5.55 percent. The average balance of certificates of deposit increased because of the introduction of a 13-month add-on certificate. Substantial dollars shifted from savings to this certificate to take advantage of the higher rate.

Other borrowed funds have increased $1,741,148 from December 31, 1997 to June 30, 1998. Federal Home Loan Bank borrowings have decreased $617,535 as a result of scheduled paydowns. Securities sold under agreements to repurchase have increased $2,730,697 and U.S. Treasury Tax Demand Notes have decreased $372,014.

Shareholders' equity at June 30, 1998 was $53,039,610, which was 10.9 percent of total assets. Shareholders' equity at December 31, 1997 was $51,199,435, which was 10.6 percent of total assets. The increase in shareholders' equity was represented by earnings of $2,269,560 less dividends of $1,010,900 plus the increase in the unrealized gain on securities available for sale of $581,515. The company paid cash dividends on February 1, 1998 and May 1, 1998 at the rate of $.15 per share

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

each. The February 1, 1998 dividend was prior to the merger with Farmers. The May 1, 1998 dividend was payable to shareholders of record on April 21, which was also prior to the merger with Farmers. Farmers paid a dividend of $92,000 in 1998 prior to the merger. Total outstanding shares for the period December 31, 1997 to June 30, 1998 were 4,263,401.

Results of Operations
---------------------

Net income for the quarter ended June 30, 1998 was $1,009,141, or $.24 per common share compared to $1,332,972, or $.31 per common share for the same period in 1997. This was a decrease of $323,831, or 24.3 percent. Net earnings for the six months ended June 30, 1998 were $2,269,560, or $.53 per common share compared to $2,683,777, or $.63 per common share for the same period in 1997. This was a decrease of $414,217, or 15.4 percent. Some of the reasons for the decreases are explained below.

Net interest income for the second quarter 1998 totaled $4,156,012 compared to $4,320,879 for the second quarter of 1997. This was a decrease of $164,867 or
3.8 percent. Total interest income for the first six months of 1998 has increased $506,820 or 3.0 percent compared to the same period of 1997. The average rate on earning assets on a tax equivalent basis for the first six months of 1998 was 7.64 percent and 7.78 percent for the first six months of 1997. Total interest expense for the first six months of 1998 has increased $637,371 or 8.0 percent compared to the same period of 1997. This increase is due to an increase in interest on deposits of $589,682. The average rate on paying liabilities for the first six months of 1998 was 4.46 percent compared to
4.29 percent for the same period of 1997. The net interest margin on a tax equivalent basis was 3.89 percent for the six-month period ended June 30, 1998 and 4.16 percent for the same period ended June 30, 1997.

Noninterest income for the second quarter 1998 totaled $991,430 compared to $1,013,461 for the second quarter 1997. This decrease of $22,031 or 2.2 percent is mainly attributed to decreases in revenue from the computer operations of $177,045. An increase in gain on the sale of loans of $45,939, an increase in service charges on deposits accounts of $27,330 and an increase in other operating income of $81,823 partially offset the decrease. The decrease in revenue from computer operations is the result of SCC Resources, Inc. selling its microcomputer division. Noninterest income for the first six months of 1998 totaled $1,961,279 compared to $2,007,669 for the same period of 1997. Decreases in revenue from the computer operations of $291,695, increased service charges on deposit accounts of $14,241, gains on the sale of loans of $79,904, gains on securities of $19,580 versus net losses of $28,672 in the prior year and increased other operating income of $102,908 attributed to a net decrease in noninterest income of $46,390 or 2.3 percent.

Noninterest expense for the second quarter 1998 totaled $3,644,016 compared to $3,281,354 for the

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

second quarter 1997. This was an increase of $362,662 or 11.0 percent. The largest change in noninterest income was in professional fees. Professional fees increased $338,931, due mainly to one-time costs incurred in the purchase of Farmers. The increase in noninterest expense for the six months ended June 30, 1998 compared to the same period in 1997 was primarily due to the one-time costs as well.

Provision for Income Taxes
--------------------------

The provision for income taxes for the second quarter of 1998 totaled $386,285 compared to $517,014 for the second quarter of 1997. This was a decrease of $130,729 or 25.3 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $454,560. The provision for income taxes for the first half of 1998 totaled $889,443 compared to $992,316 for the first half of 1997. This was a decrease of $102,873 or 10.4 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $517,090.

Capital Resources
-----------------

Shareholders equity totaled $53,039,610 at June 30, 1998 compared to $51,199,435 at December 31, 1997. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                Corporation Ratios                  Regulatory

                                                          6/30/98               12/31/97             Minimums
                                                          -------               --------             --------

Tier I Risk Based Capital                                  16.42%                17.47%                4.00%

Total Risk Based Capital                                   17.68%                18.83%                8.00%

Leverage Ratio                                             9.78%                 9.47%                 5.00%

The Corporation paid cash dividends of $.15 per common share on February 1, 1998 and $.15 per common share on May 1, 1998 compared to $.14 per common share on February 1, 1997 and $.14 per common share on May 1, 1997. Year-to-date 1998 dividends have increased $.02 per common share from year-to-date 1997.

Capital expenditures totaled $428,343 for the first six months of 1998 compared to $1,190,598 for the same period of 1997. The capital expenditures for the first six months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first six months of 1998 the Banks maintained a federal funds sold position that averaged $16,858,000. In addition, the Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $28,950,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $11,825,356 at June 30, 1998. Finally, 97.9% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Banks do not maintain a trading account for any class of financial instrument and the Corporation is not affected by foreign currency exchange rate risk or commodity price risk. Due to the basis in equities held by Farmers being so much less than the current fair value at this time, the Corporation is not subject to significant equity price risk.

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

The Corporation's 1997 annual report details a table, which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposits, a decay rate was utilized to match their most likely withdrawal behavior. Since the Asset/Liability mix of Farmers is similar to that of First Citizens, management believes that no events have occurred since December 31, 1997 which would significantly change the ratio of rate sensitive liabilities for the given time horizon.

Year 2000 Issue
---------------

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the year 2000 as the year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operation of financial institutions, such as the Corporation. The Corporation has formed a Year 2000 committee to assess the extent to which it and its outside vendors may be adversely affected by Year 2000 problems. Management has determined that most programs are or will be capable of identifying the turn of the century. Management is closely monitoring this issue and expects full compliance for the Corporation by the end of 1998.

In addition, the Corporation has instituted a program of notification for its loan customers. The program is designed to alert all of the Corporation's loan customers as to the nature and the seriousness of the Year 2000 issue. Notification at this early stage is expected to offer our customers the greatest opportunity to address this issue on their end, so that they can avoid any Year 2000 related problems.

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


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         First Citizens Banc Corp held a Special meeting of Shareholders on March 17, 1998, for the purpose of adopting the Agreement and Plan of Reorganization dated July 3, 1997 as amended November 25, 1997, November 26, 1997 and January 26, 1998 by and between the Corporation and The Farmers State Bank of New Washington, Ohio and the related Merger Agreement, and to approve the transaction contemplated. The results of voting were as follows:

            --------------------------- -------------------------- ------------------------------
                       FOR                       AGAINST                      ABSTAIN
            --------------------------- -------------------------- ------------------------------
                    2,304,047                    23,060                        3,148
            --------------------------- -------------------------- ------------------------------


         First Citizens Banc Corp held its annual meeting on April 21, 1998, for the purpose of considering and voting on the following:

         1.) To elect four Class III directors to serve for terms of three years or until their successors are elected and qualified.

         2.) To ratify the appointment of Crowe, Chizek & Co. as independent auditors for the calendar year 1998.


         Four directors, John L. Bacon, H. Lowell Hoffman, Lowell W. Leech, David A. Voight were nominated for reelection and were subsequently reelected as directors. No other issues were brought before the meeting.

         The summary of the voting of 3,051,504 common shares outstanding were as follows:

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
--------------------------------------------------------------------------------

                                                  For             Against         Not Voted

Director Candidate
------------------
John L. Bacon                                   2,687,200

H. Lowell Hoffman                               2,687,200

Lowell W. Leech                                 2,681,152

David A. Voight                                 2,687,200


Accounting Firm
---------------

Crowe, Chizek & Co.                             2,689,186           4,465


ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  (a) EXHIBIT NO. 27   Financial Data Schedule.........................27
         (b) EXHIBIT NO. 27.1 Restated Financial Data Schedule
         (c) EXHIBIT NO. 27.2 Restated Financial Data Schedule
         (d) EXHIBIT NO. 27.3 Restated Financial Data Schedule
         (e) REPORTS ON FORM 8-K - Incorporated by reference. Originally filed on May 13, 1998 and subsequently amended on July 10, 1998

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                          August 14, 1997
--------------------------                   ---------------
David A. Voight                              Date
President



/s/ James O. Miller                          August 14, 1997
--------------------------                   ---------------
James O. Miller                              Date
Senior Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q



Exhibit
Number           Description                                         Page Number
------           -----------                                         -----------

27               Financial Data Schedule                             27

27.1             Restated Financial Data Schedule

27.2             Restated Financial Data Schedule

27.3             Restated Financial Date Schedule

99               Safe Harbor Under the Private Securities            Incorporated by reference to Exhibit 99 to
                 Litigation Reform Act of 1995                       Annual Report on Form 10-K for the Year Ended
                                                                     December 31, 1997 filed by the registrant on
                                                                     March 25, 1998