Form 10-Q
period 1998-09-30
FIRST CITIZENS BANC CORP /OH
filed 1998-11-16
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:..............................September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to..........................

Commission File Number:.................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                 34-1558688
                   ----                                 ----------
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                     (Identification Number)


                   100 East Water Street, Sandusky, Ohio    44870
              ------------------------------------------------------
               (Address of principle executive offices)   (Zip Code)

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

                                            X  Yes
                                           ---

                                           --- No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                        Outstanding at November 13, 1998
                             4,263,401 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             September 30, 1998 and December 31, 1997..........................................................3
         Consolidated Statements of Income (unaudited)
             Three and nine months ended September 30, 1998 and 1997...........................................4
         Consolidated Statement of Shareholders' Equity (unaudited)
             For the periods ended December 31, 1996 and 1997 and September 30, 1998...........................5
         Consolidated Statement of Cash Flows (unaudited)
             Nine months ended September 30, 1998 and 1997.....................................................6
         Notes to Consolidated Financial Statements (unaudited).............................................7-16

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................17-22

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................23-24


PART II.  Other Information

ITEM 1.  Legal Proceedings....................................................................................25

ITEM 2.  Changes in Securities and Use of Proceeds............................................................25

ITEM 3.  Defaults Upon Senior Securities......................................................................25

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................25

ITEM 5.  Other Information....................................................................................25

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................25

SIGNATURES ...................................................................................................26

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheet

                                                                                     (Unaudited)
                                                                           September 30,        December 31,
       Assets                                                                  1998                 1997
                                                                           -------------       -------------
Cash and due from banks                                                    $  19,264,852       $  17,695,634
Federal funds sold                                                            15,805,000          17,600,000
Interest-bearing deposits                                                        248,282             347,282
Securities
       Available-for-sale                                                    160,805,044         137,217,076
       Held-to-maturity (Estimated Fair Value of $2,242,436 at
              September 30, 1998 and $6,796,389 at December 31, 1997)          2,218,580           6,737,206
                                                                           -------------       -------------
              Total securities                                               163,023,624         143,954,282

Loans held for sale                                                              341,780             690,998

Loans                                                                        285,104,034         292,445,109
       Less: Allowance for possible loan losses                               (4,681,443)         (4,707,051)
                                                                           -------------       -------------
              Net Loans                                                      280,422,591         287,738,058

Office premises and equipment, net                                             7,503,978           7,562,988
Intangible assets                                                              2,620,475           2,870,011
Accrued interest and other assets                                              5,779,020           5,659,119
                                                                           -------------       -------------

              Total assets                                                 $ 495,009,602       $ 484,118,372
                                                                           =============       =============

       Liabilities
Deposits
       Noninterest-bearing deposits                                           38,577,020          36,836,226
       Interest-bearing deposits                                           $ 367,798,938       $ 365,347,015
                                                                           -------------       -------------
              Total deposits                                                 406,375,958         402,183,241

Federal Home Loan Bank borrowings                                             13,555,089          14,488,034
Securities sold under agreements to repurchase                                16,106,432           7,779,346
U. S. Treasury interest-bearing demand notes payable                           1,047,368           3,375,458
Accrued interest, taxes and other expenses                                     3,833,596           5,092,858
                                                                           -------------       -------------

              Total liabilities                                              440,918,443         432,918,937

       Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
       4,263,401 shares issued and outstanding                                23,257,520          23,257,520
Retained earnings                                                             27,309,578          25,514,853
Unrealized gain on securities available for sale                               3,524,061           2,427,062
                                                                           -------------       -------------
              Total shareholders' equity                                      54,091,159          51,199,435
                                                                           -------------       -------------

              Total liabilities and shareholders' equity                   $ 495,009,602       $ 484,118,372
                                                                           =============       =============

See notes to interim consolidated financial statements.                  Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                       Three months ended                           Nine months ended
                                                          September 30,                               September 30,
                                               -----------------------------------         -----------------------------------
                                                    1998                 1997                  1998                  1997
INTEREST INCOME
      Interest and fees on loans              $     6,029,336       $    6,294,921         $  18,335,628         $   7,875,587
      Interest and dividends on securities
          Taxable                                   1,780,788            1,653,305             4,961,311             5,170,164
          Nontaxable                                  541,086              540,951             1,559,154             1,652,529
      Interest on federal funds sold                  254,504              127,749               707,354               359,955
      Other interest income                             1,902               33,707                31,251                72,660
                                              ---------------       --------------         -------------         -------------
               Total interest income                8,607,616            8,650,633            25,594,698            25,130,895

INTEREST EXPENSE
      Interest on deposits                          4,031,569            3,879,202            11,982,405            11,240,356
      Interest on FHLB borrowings                     197,124              214,547               604,656               656,196
      Interest on other borrowings                    164,730              119,383               416,263               289,110
                                              ---------------       --------------         -------------         -------------
               Total interest expense               4,393,423            4,213,132            13,003,324            12,185,662
                                              ---------------       --------------         -------------         -------------

NET INTEREST INCOME                                 4,214,193            4,437,501            12,591,374            12,945,233

PROVISION FOR LOAN LOSSES                              83,000              697,844               299,000             1,014,344
                                              ---------------       --------------         -------------         -------------
NET INTEREST INCOME AFTER                           4,131,193            3,739,657            12,292,374            11,930,889
          PROVISION FOR LOAN LOSSES

NONINTEREST INCOME
      Computer center data processing fees            445,379              543,849             1,264,074             1,654,239
      Service charges on deposit accounts             246,750              166,124               714,577               619,710
      Security gain                                     1,000              175,056                20,580               146,384
      Gain on sale of loans                            73,112                    0               153,016                     0
      Other operating income                          297,351              335,787               872,624               808,152
                                              ---------------       --------------         -------------         -------------
               Total noninterest income             1,063,592            1,220,816             3,024,871             3,228,485

NONINTEREST EXPENSE
      Salaries, wages and benefits                  1,806,712            1,713,423             5,231,574             5,107,330
      Net occupancy expense                           110,377              204,986               437,797               536,244
      Equipment                                       186,402              200,426               540,532               591,976
      FDIC premiums                                    68,306               12,003                92,837                35,743
      State franchise tax                             152,131              159,274               491,501               470,472
      Professional fees                               234,652              289,592               937,006               662,661
      Other operating expenses                      1,011,976              906,014             2,802,766             2,604,100
                                              ---------------       --------------         -------------         -------------
               Total noninterest expense            3,570,556            3,485,718            10,534,013            10,008,526
                                              ---------------       --------------         -------------         -------------

               Income before taxes                  1,624,229            1,474,755             4,783,232             5,150,848

Provision for income taxes                            448,654              359,000             1,338,097             1,351,316
                                              ---------------       --------------         -------------         -------------
               Net income                     $     1,175,575       $    1,115,755         $   3,445,135         $   3,799,532
                                              ===============       ==============         =============         =============

Per share data (based on 4,263,401 shares)

               Earnings per share             $          0.28       $         0.26         $        0.81         $        0.89
                                              ===============       ==============         =============         =============

               Dividends declared             $        0.1500       $       0.1400         $      0.4500         $      0.4200
                                              ===============       ==============         =============         =============

See notes to interim consolidated financial statements                   Page 4

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                 Accumulated
                                                                                                   Other              Total
                                             Common Stock       Retained      Comprehensive     Comprehensive      Shareholders'
                                                Amount          Earnings         Income             Income             Equity
Balances, January 1, 1996

As previously reported                         $15,257,520      $18,160,292                         $  388,979        $33,806,791

Restate capital structure for pooling of
  interests                                      8,000,000        4,291,053                            464,761         12,755,814

Balances, January 1, 1996

As restated                                     23,257,520       22,451,345                            853,740         46,562,605

Net income                                                        5,568,238      $5,568,238                             5,568,238

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                             (42,341)           (42,341)           (42,341)
                                                                                 ----------

Comprehensive income                                                             $5,525,897
                                                                                 ==========

Cash dividends
   ($1.02 per share)                                             (3,120,163)                                           (3,120,163)

Cash dividend declared Farmers, prior
  to merger                                                        (280,000)                                             (280,000)

                                               -----------      -----------                         ----------        -----------

Balance, December 31, 1996                      23,257,520       24,619,420                            811,399         48,688,339

Net income                                                        4,440,544      $4,440,544                             4,440,544

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                           1,615,663          1,615,663          1,615,663
                                                                                 ----------

Comprehensive income                                                             $6,056,207
                                                                                 ==========

Cash dividends
   ($1.07 per share)                                             (3,265,111)                                           (3,265,111)

Cash dividend declared Farmers, prior
  to merger                                                        (280,000)                                             (280,000)

                                               -----------      -----------                         ----------        -----------

Balance, December 31, 1997                     $23,257,520      $25,514,853                          2,427,062        $51,199,435

Net income                                                        3,445,135      $3,445,135                             3,445,135

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on securities                                           1,096,999          1,096,999          1,096,999
                                                                                 ----------

Comprehensive income                                                             $4,542,134
                                                                                 ==========

Cash paid for fractional shares                                      (3,451)                                               (3,451)

Cash dividends
   ($.45 per share)                                              (1,554,959)                                           (1,554,959)

Cash dividend declared Farmers, prior
  to merger                                                         (92,000)                                              (92,000)

                                               -----------      -----------                         ----------        -----------

Balance, September 30, 1998                    $23,257,520      $27,309,578                         $3,524,061        $54,091,159
                                               ===========      ===========                         ==========        ===========

See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                   -------------------------------
                                                                                        1998              1997
Cash flows from operating activities:
      Net Income                                                                   $  3,445,135       $  3,799,532
      Adjustments to reconcile net earnings to net cash
          from operating activities:
               Depreciation and amortization of office premises and equipment           587,545            561,030
               Amortization of intangible assets                                        249,536            249,553
               Provision for loan losses                                                299,000          1,014,344
               Loans originated for sale                                             (5,857,897)                 0
               Proceeds from sale of loans                                            6,289,875                  0
               Gain on sale of loans                                                   (153,016)                 0
               Security gains, net                                                      (20,580)          (146,384)
               Change in deferred loan fees                                            (135,250)           (28,537)
               Net amortization of security premiums and discounts                      224,515            109,886
               Change in accrued interest receivable and other assets                   (49,645)          (876,366)
               Change in accrued interest, taxes and other expenses                  (1,649,659)        (1,075,387)
                                                                                   ------------       ------------
                     Net cash from operating activities                               3,229,559          3,607,671
                                                                                   ------------       ------------

Cash flows from investing activities:
      Maturity of deposits in other bank                                                 99,000            591,000
      Purchases of securities, held-to-maturity                                               0           (327,784)
      Maturities and calls of securities, held-to-maturity                            4,511,872          3,567,023
      Purchases of securities, available-for-sale                                   (58,755,209)       (12,210,267)
      Maturities and calls of securities, available-for-sale                         36,457,456         17,015,676
      Sale of securities, available-for-sale                                          5,591,374
      Net change in loans                                                             7,151,717        (26,055,256)
      Change in federal funds sold                                                    1,795,000         (1,141,000)
      Proceeds from sale of property and equipment                                       64,436                  0
      Purchases of office premises and equipment                                       (592,971)          (297,636)
                                                                                   ------------       ------------
                     Net cash from investing activities                              (9,268,699)       (13,266,870)
                                                                                   ------------       ------------

Cash flows from financing activities:
      Cash and cash equivalents received from branch acquisition                              0         12,153,945
      Repayments of FHLB borrowings                                                    (932,945)          (881,404)
      Change in deposits                                                              4,192,717            358,759
      Change in securities sold under agreements to repurchase                        8,327,086           (263,611)
      Change in U. S. Treasury interest-bearing demand notes payable                 (2,328,090)         1,088,404
      Cash dividends paid, including cash paid in lieu of fractional shares          (1,650,410)        (1,281,632)
                                                                                   ------------       ------------
                     Net cash from financing activities                               7,608,358         11,174,461
                                                                                   ------------       ------------

Net change in cash and due from banks                                                 1,569,218          1,515,262

Cash and due from banks at beginning of period                                       17,695,634         14,146,432
                                                                                   ------------       ------------

Cash and due from banks at end of period                                           $ 19,264,852       $ 15,661,694
                                                                                   ============       ============

Supplemental disclosures:
      Cash paid during the period for:
          Interest                                                                 $ 13,538,096       $ 12,714,686
                                                                                   ============       ============

          Federal Income taxes                                                     $  1,030,000       $  1,390,500
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

         The consolidated balance sheets as of September 30, 1998 and December 31, 1997; the consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997; the consolidated statement of shareholders' equity for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996; and the consolidated statement of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 1998 and its results of operations and changes in cash flows for the periods ended September 30, 1998 and 1997 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

         Certain items in the 1997 financial statements have been reclassified to correspond with the 1998 presentation.

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

         First Citizens adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         The Corporation elected to present comprehensive income and the accumulated balance in the Consolidated Statement of Shareholders' Equity for interim reporting purposes. The table below presents the reclassification adjustments related to comprehensive income. Reclassification adjustments are needed when an item is included in the net income in one period and comprehensive income in another accounting period.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

                                                                        Three months ended                 Nine months ended
                                                                           September 30,                       September 30,
                                                                      1998               1997             1998              1997
                                                                      ----               ----             ----              ----
Net Income                                                        $ 1,175,575       $ 1,115,755       $ 3,445,135       $ 3,799,532
Unrealized gain arising in period                                     516,484           670,584         1,117,579           999,496
Net realized gain recognized in other comprehensive income             (1,000)         (175,056)          (20,580)         (146,384)
Net unrealized gain recognized in other comprehensive income          515,484           495,528         1,096,999           853,112
                                                                  -----------       -----------       -----------       -----------
Comprehensive income                                              $ 1,691,059       $ 1,611,283       $ 4,542,134       $ 4,652,644
                                                                  ===========       ===========       ===========       ===========


         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. No additional disclosure under SFAS No. 131 was required for the Corporation.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 amends disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. SFAS No. 132 will be effective for 1998 and is not expected to have a significant impact on the Corporation's financial statements.

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

(2) Securities

         The amortized cost, gross unrealized gains and losses and estimated fair values of securities as presented in the consolidated balance sheets at September 30, 1998 and December 31, 1997 are as follows:


                                                                                  September 30, 1998
                                                                                 Gross              Gross
                 AVAILABLE FOR SALE                         Amortized         Unrealized         Unrealized        Estimated Fair
                                                               Cost               Gain              Losses              Value
                                                         ----------------   -----------------------------------------------------
U.S. Treasury securities and obligations
of U.S. Government corporations and agencies                $ 74,092,915        1,262,057       $     (97,965)      $ 75,257,007

Obligations of state and political subdivisions               44,580,426        1,686,278              (2,429)        46,264,275

Corporate bonds                                               13,654,631          163,788              (1,052)        13,817,367

Equity securities                                              2,737,909        2,219,319             (29,755)         4,927,473
Other securities, including mortgage-backed securities        20,399,445          146,977              (7,500)        20,538,922
                                                            ------------      -----------       -------------       ------------
                                                            $155,465,326      $ 5,478,419       $    (138,701)      $160,805,044
                                                            ============      ===========       =============       ============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

                                                             September 30, 1998
                                                            Gross           Gross
         HELD TO MATURITY                   Amortized    Unrealized       Unrealized       Estimated Fair
                                              Cost          Gains           Losses              Value
                                           ----------    ----------       ----------       --------------
Obligations of state and political
subdivisions                               $1,643,244      $ 17,653       $         0       $1,660,897

Other securities, including mortgage-
backed securities                             575,336         6,283               (80)         581,539
                                           ----------      --------       -----------       ----------
                                           $2,218,580      $ 23,936       $       (80)      $2,242,436
                                           ==========      ========       ===========       ==========

                                                                         December 31, 1997
                                                                      Gross             Gross
          AVAILABLE FOR SALE                      Amortized        Unrealized         Unrealized       Estimated Fair
                                                     Cost             Gains             Losses              Value
                                                 ------------      -----------       -------------     --------------
U.S. Treasury securities and obligations of
U.S. Government corporations and
agencies                                         $ 72,157,416      $   308,423       $    (179,531)      $ 72,286,308

Obligations of state and political
subdivisions                                       33,328,474        1,274,319             (16,135)        34,586,658

Corporate bonds                                     4,551,174           29,706              (8,371)         4,572,509

Equity securities                                   3,234,209        2,460,081             (20,116)         5,674,174

Other securities, including mortgage-
backed securities                                  20,093,479           38,300             (34,352)        20,097,427
                                                 ------------      -----------       -------------       ------------
                                                 $133,364,752      $ 4,110,829       $    (258,505)      $137,217,076
                                                 ============      ===========       =============       ============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q


                                                                 December 31, 1997
                                                              Gross             Gross
             HELD TO MATURITY                 Amortized     Unrealized        Unrealized    Estimated Fair
                                                 Cost          Gains            Losses           Value
                                              ----------      --------       -----------    --------------
U.S. Treasury securities and obligations of
U.S. Government corporations and
agencies                                      $1,000,000      $  2,500       $         0       $1,002,500

Obligations of state and political
subdivisions                                   4,004,519        50,389            (5,613)       4,049,295

Other securities, including mortgage-
backed securities                              1,732,687        13,974            (2,067)       1,744,594
                                              ----------      --------       -----------       ----------
                                              $6,737,206      $ 66,863       $    (7,680)      $6,796,389
                                              ==========      ========       ===========       ==========

The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


AVAILABLE FOR SALE                                           Amortized       Estimated Fair
                                                                Cost              Value
                                                            ------------      ------------
Due in one year or less                                     $ 19,850,318      $ 19,927,815
Due after one year through five years                         87,940,028        89,824,850
Due after five years through ten years                        24,047,803        25,070,356
Due after ten years                                              489,823           515,628
Other securities, including mortgage-backed securities        20,399,445        20,538,922
Equity securities                                              2,737,909         4,927,473
                                                            ------------      ------------
    Total securities available for sale                     $155,465,326      $160,805,044
                                                            ============      ============


HELD TO MATURITY                                             Amortized       Estimated Fair
                                                                Cost             Value
                                                            ------------      ------------
Due in one year or less                                     $  1,288,244      $  1,294,798
Due after one year through five years                            355,000           366,099
Other securities, including mortgage-backed securities           575,336           581,539
    Total securities held to maturity                       $  2,218,580      $  2,242,436
                                                            ============      ============

                                                                         Page 12

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

No securities were sold during the nine months ended September 30, 1998. Proceeds from sales of securities available for sale totaled $5,591,000 resulting in gross gains of $29,374 and gross losses of $48,313. Securities called or settled by the issuer resulted in gains of $20,580 for the nine months ended September 30, 1998 and $6,250 for the nine months ended September 30, 1997. In addition, the Corporation recorded gains of $159,073 through September 30, 1997 from recoveries of securities previously written off.

Securities with a carrying value of approximately $57,310,000 and $48,318,000 were pledged as of September 30, 1998 and December 31, 1997, respectively, to secure public deposits, other deposits and liabilities as required by law.


(3) Loans

         Loans as presented in the consolidated balance sheets are comprised of the following classifications:

                                   9/30/1998          12/31/1997
Commercial and Agriculture      $  54,148,056       $  57,016,939
Real Estate - mortgage            182,060,239         189,731,147
Real Estate - construction          2,238,737           3,922,768
Consumer                           46,609,406          41,863,624
Credit card and other               1,493,560           1,693,798
Deferred loan fees                 (1,167,770)         (1,303,020)
Unearned interest                    (278,194)           (480,147)
                                -------------       -------------
            Total               $ 285,104,034       $ 292,445,109
                                =============       =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the nine months ended September 30, 1998 and September 30, 1997 is as follows:

                                      1998              1997
Balance January 1,             $ 4,707,051       $ 3,935,038
Loans charged-off                 (495,288)         (392,069)
Recoveries                         170,680           151,969
Provision for loan losses          299,000         1,014,344
                               -----------       -----------
Balance September 30,          $ 4,681,443       $ 4,709,282
                               ===========       ===========

Information regarding impaired loans is as follows for the nine months ended September 30.

                                                      1998            1997
                                                      ----            ----

Average investment in impaired loans              $3,854,452      $2,912,887

Interest income recognized on impaired loans
including interest income recognized on cash         187,394         122,138
basis

Interest income recognized on impaired loans
on cash basis                                        187,394         122,138

Information regarding impaired loans at September 30, 1998 and December 31, 1997 is as follows:

                                                         9/30/98        12/31/97
Balance impaired loans                                 $2,748,898      $4,335,220

Less portion for which no allowance for loan
losses is allocated                                          --              --

Portion of impaired loan balance for which an
allowance for credit losses is allocated                2,748,898       4,335,220

Portion of allowance for loan losses allocated to
the impaired loan balance                                 784,345       1,253,779

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

(5) Commitments, Contingencies and Off-Balance Sheet Risk


         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheets. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of September 30, 1998 and December 31, 1997.

         Commitments to extend credit and letters of credit approximated the following amounts at September 30, 1998 and December 31, 1997.

                                                      Contract Amount
                                                      ---------------
                                                September 30,     December 31,
                                                     1998             1997
                                                -------------     ------------
Commitment to extend credit:
     Lines of credit and construction loans      $24,958,000      $20,308,000
     Credit cards                                  3,184,000        3,169,000
Letters of credit                                    863,000          667,000
                                                 -----------      -----------
                                                 $29,005,000      $24,144,000
                                                 ===========      ===========

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 1998 and December 31, 1997 approximated $2,136,000 and $1,682,000 respectively.

         In the normal course of business, the Corporation and its subsidiaries are involved in various legal actions, but in the opinion of management and its legal counsel, ultimate disposition of such legal matters is not expected to have a material adverse effect on the consolidated financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
(6) Acquisitions

         Effective April 28, 1998, the Corporation merged with The Farmers State Bank of New Washington ("Farmers"), headquartered in New Washington, Ohio, in a transaction accounted for as a pooling of interests. First Citizens issued approximately 1.2 million shares of common stock to the shareholders of Farmers based upon an exchange ratio of 6.06 shares of First Citizens for each outstanding share of Farmers common stock. The historical financial statements have been restated to show First Citizens and Farmers on a combined basis. Separate results of operations for First Citizens and Farmers are as follows:

                                          Nine months
                        Three months         ended        Three months
                       ended September   September 30,    ended March
                           30, 1997           1997          31, 1998
                          (unaudited)      (unaudited)     (unaudited)
Net Interest Income
  First Citizens         $3,323,878      $ 9,712,670      $3,229,420
  Farmers                 1,113,623        3,232,563       1,030,436
                         ----------      -----------      ----------
    Combined             $4,437,501      $12,945,233      $4,259,856
                         ==========      ===========      ==========

Net Income
  First Citizens         $  979,673      $ 2,807,910      $  899,232
  Farmers                   136,082          991,622         361,187
                         ----------      -----------      ----------
    Combined             $1,115,755      $ 3,799,532      $1,260,419
                         ==========      ===========      ==========

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q

Introduction
------------

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 1998, compared to December 31, 1997 and the consolidated results of operations for the three and nine month periods ending September 30, 1998 compared to the same periods in 1997. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities, which would have a material effect if implemented.

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


Financial Condition
-------------------

Total assets of the Corporation at September 30, 1998 totaled $495,009,602 compared to $484,118,372 at December 31, 1997. This was an increase of $10,891,230 or 2.2 percent. Within the structure of the assets, net loans have decreased $7,315,467 or 2.5 percent since December 31, 1997, due in part to slow loan growth. In addition, two large commercial loans, totaling approximately $2,925,000, paid off since December 31, 1997. Finally, the Corporation now selling mortgages on the secondary market. For the first nine months of 1998, loans originated for sale totaled $5,857,897. Loans held-for-sale decreased $349,218, or 50.5 percent from December 31,

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q

1997. At September 30, 1998, the net loan to deposit ratio was 69.0 percent compared to 71.5 percent at December 31, 1997.

At September 30, 1998, $160,805,044, or 98.6 percent of the portfolio was classified as available-for-sale. The remainder of $2,218,580 was classified as held-to-maturity. Securities increased $19,069,342 from December 31, 1997. With loan demand being slow, additional securities have been purchased to gain additional yield over fed funds.

For the nine months of operations of 1998, $299,000 was placed into the allowance from earnings compared to $1,014,344 for the same period of 1997. Provisions to the reserve are down for three reasons. First, loan volume is down. With the loan volume down, general reserves are also reduced. The second reason is that impaired loans are also down. Impaired loans at September 30, 1998 totaled $2,748,898, or 0.96 percent of the loan portfolio compared to $4,335,220, or 1.5 percent of the loan portfolio at December 31, 1997. Each impaired loan has a specific reserve amount associated with it. As with loan volume, when impaired loans decrease, so will the reserve. Finally, the increased provision expense for 1997 was based on the results of an independent loan review at Farmers which management contracted to be performed in response to the Memorandum of Understanding. The loan review results indicated that internal procedures for loan underwriting and documentation standards had not been sufficient to keep pace with the rapid expansion in loan volume. As a result, the credit quality of new loan originations in 1997 has deteriorated and perfection of Farmers security interest was not always well documented. Even though the majority of new loans are secured by residential real estate, which typically carry a lower risk of loss than other loans, management felt it prudent to increase the provision for loan losses until the results from recent improvements in lending procedures had time to become effective. Management has taken aggressive action to correct lending deficiencies by adopting a new loan policy, improving the loan approval process, contracting for the assistance of experienced loan underwriters and by implementing a standardized loan document preparation system. These improvements are expected to reduce the need for future large provisions to the allowance for loan losses. Net charge-offs for the first nine months of 1998 were $324,608 compared to $240,100 for the same period of 1997. Although the provision to the reserve for loan losses is down, the ratio of allowance to total loans increased slightly. The September 30, 1998 allowance for loan losses as a percent of total loans was 1.64 percent compared to 1.61 percent at December 31, 1997.

Office premises and equipment have decreased $59,010 and intangible assets have decreased $249,536 since December 31, 1997. The decrease in office premises and equipment is attributed to new purchases of $592,971, less proceeds from the sale of equipment of $64,436 and depreciation of $587,545.

Total deposits at September 30, 1998 increased $4,192,717 from year-end 1997. Noninterest-bearing

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q


deposits, representing demand deposit balances, increased $1,740,794 from year-end 1997. Interest-bearing deposits, including savings and time deposits, increased $2,451,923 from year-end 1997. The year to date 1998 average balance of savings deposits has decreased $8,145,000 compared to the average balance of the same period for 1997. The current average rate of these deposits is 2.91 percent. The year to date 1998 average balance of time certificates has increased $18,666,000 compared to the average balance for the same period for 1997. The current average rate on these deposits is 5.48 percent. The average balance of certificates of deposit increased because of the introduction of a new certificate product, as well as pricing strategies employed to generate deposit growth. In addition to the new money generated in the certificates of deposit, substantial dollars shifted from savings to the higher yielding certificates.

Other borrowed funds have increased $5,066,051 from December 31, 1997 to September 30, 1998. Federal Home Loan Bank borrowings have decreased $932,945 as a result of scheduled paydowns. Securities sold under agreements to repurchase have increased $8,327,086 and U.S. Treasury Tax Demand Notes have decreased $2,328,090.

Shareholders' equity at September 30, 1998 was $54,091,159, which was 10.9 percent of total assets. Shareholders' equity at December 31, 1997 was $51,199,435, which was 10.6 percent of total assets. The increase in shareholders' equity was represented by earnings of $3,445,135 less dividends of $1,650,410 plus the increase in the unrealized gain on securities available for sale of $1,096,999. The company paid cash dividends on February 1, 1998, May 1, 1998 and on August 1, 1998, each at the rate of $.15 per share. Both the February 1, 1998 and the May 1, 1998 dividends were payable to shareholders of record prior to the merger with Farmers. Farmers paid a dividend of $92,000 in 1998 prior to the merger. The August 1, 1998 dividend was payable to shareholders of record after the merger with Farmers. Total outstanding shares at September 30, 1998 were 4,263,401.


Results of Operations
---------------------

Net income for the quarter ended September 30, 1998 was $1,175,575, or $.28 per common share compared to $1,115,755, or $.26 per common share for the same period in 1997. This was a increase of $59,820, or 5.4 percent. Net earnings for the nine months ended September 30, 1998 were $3,445,135, or $.81 per common share compared to $3,799,532, or $.89 per common share for the same period in 1997. This was a decrease of $354,397, or 9.3 percent. Some of the reasons for the changes are explained below.

Net interest income for the third quarter 1998 totaled $4,131,193 compared to $3,739,657 for the third quarter of 1997. This was an increase of $223,308 or
5.0 percent. Total interest income for the first nine months of 1998 has increased $463,803 or 1.8 percent compared to the same period of

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q

1997. The average rate on earning assets on a tax equivalent basis for the first nine months of 1998 was 7.61 percent and 7.80 percent for the first nine months of 1997. Total interest expense for the first nine months of 1998 has increased $817,662 or 6.7 percent compared to the same period of 1997. This increase is due mainly to an increase in interest on deposits of $742,049. The average rate on paying liabilities for the first nine months of 1998 was 4.45 percent compared to 4.32 percent for the same period of 1997. The net interest margin on a tax equivalent basis was 3.88 percent for the nine-month period ended September 30, 1998 and 4.16 percent for the same period ended September 30, 1997.

Noninterest income for the third quarter 1998 totaled $1,063,592 compared to $1,220,816 for the third quarter 1997, an decrease of $157,224 or 12.9 percent. Revenue from computer operations decreased $98,470 due mainly to SCC Resources, Inc. selling its microcomputer division. Gain on securities for the quarter decreased $174,056 and other operating income decreased $38,436. However, increases in service charges on deposit accounts of $80,626, increased gain on the sale of loans of $73,112 helped offset these decreases. Noninterest income for the first nine months of 1998 totaled $3,024,871 compared to $3,228,485 for the same period of 1997. The net decrease in noninterest income of $203,614 or
6.3 percent, can be attributed to decreases in revenue from the computer operations of $390,165, increased service charges on deposit accounts of $94,867, increased gains on the sale of loans of $153,016, decreased gains on securities of $125,804 and increased other operating income of $64,472.

Noninterest expense for the third quarter 1998 totaled $3,570,556 compared to $3,485,718 for the third quarter 1997. This was an increase of $84,838 or 2.4 percent. Year-to-date, noninterest expense has increased $525,487 or 5.3 percent from $10,008,526 in 1997 to $10,534,013 in 1998. The largest change in noninterest expense was in professional fees. Professional fees increased $274,345, due mainly to one-time costs incurred in the purchase of Farmers.


Provision for Income Taxes
--------------------------

The provision for income taxes for the third quarter of 1998 totaled $448,654 compared to $359,000 for the third quarter of 1997. This was a decrease of $89,654 or 24.9 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $149,474. The provision for income taxes year-to-date for 1998 totaled $1,338,097 compared to $1,351,316 year-to-date for 1997. This was a decrease of $13,219 or 1.0 percent.

Capital Resources
-----------------

Shareholders equity totaled $54,091,159 at September 30, 1998 compared to $51,199,435 at December 31, 1997. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                 Corporation Ratios    Regulatory
                                 9/30/98    12/31/97    Minimums
                                 -------    --------    --------
Tier I Risk Based Capital         16.50%      17.45%      4.00%
Total Risk Based Capital          17.76%      18.83%      8.00%
Leverage Ratio                     9.81%       9.47%      5.00%

The Corporation paid cash dividends of $.15 per common share each on February 1, 1998, May 1, 1998 and August 1, 1998 compared to $.14 per common share each on February 1, 1997, May 1, 1997 and August 1, 1997. Year-to-date 1998 dividends have increased $.03 per common share from year-to-date 1997.

Capital expenditures totaled $592,971 for the first nine months of 1998 compared to $1,253,781 for the same period of 1997. The capital expenditures for the first nine months of 1997 include $956,145 of premises and equipment acquired in the purchase of two branches.

Liquidity
---------

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first nine months of 1998 the Banks maintained a federal funds sold position that averaged $17,168,000. In addition, the Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $28,950,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $12,244,911 at September 30, 1998. Finally, 98.6% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


Year 2000 Issue
---------------

First Citizens Banc Corp realizes that the year 2000 challenge is a serious problem for not only itself and other banks but for all organizations. Many computer systems that use dates to calculate any number of computations, functions, and a vast number of commands may begin to fail prior to or

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q


on the start of the new year 2000. It is critical to the continuing operations of First Citizens Banc Corp that all its systems that are sensitive to the Year 2000 date change be identified and changed before any adverse situations occur. First Citizens Banc Corp's definition of Year 2000 Compliant is the capability of sustaining minimal business disruptions, readiness of system applications and preparation for response and recovery as necessary. System applications are considered Year 2000 ready when they continue to produce the same understandable, accurate and predictable results, regardless of the date.

The Year 2000 Plan is broken into 5 separate parts. Each part is important to the end result of being 2000 compliant. Upon completion of the plan all items will have been examined and corrected (or documented as a exception). The phases are as follows: awareness, assessment, renovation, validation, and implementation.

The awareness phase involves identifying the Year 2000 problem, gaining executive level support for recognizing the importance of the problem, and developing a team and strategy for handling the problem. First Citizens Banc Corp has appointed Year 2000 Directors and established Year 2000 Teams and an Executive Y2K Committee. To help inform our customer and our community of the Year 2000 issue we have sent brochures out to our customers and held information seminars that were open to the public.

The assessment phase involves identifying the size and complexity of the problem as it relates to First Citizens Banc Corp, including identifying all software, hardware, systems, and internal and external interdependencies that are affected by the century change. From the regulatory perspective, this also includes identifying the resources needed, the time frames, and the processes necessary to handle the Year 2000 problem. Assessment lists have been completed listing those items that are Year 2000 susceptible, prioritizing them as to their importance. Maintaining this list and contact with all necessary vendors is an ongoing process. Questionnaires were sent out to loan and deposit customers to help address our credit and liquidity risks.

The renovation phase involves programming or reprogramming systems, hardware and software upgrades, system replacements, and related changes that we will have to make to prepare all systems for the turn of the century. This includes ongoing contact with any third-party servicers or software providers that the bank may be using. First Citizens Banc Corp is having all incompliant hardware and software either updated or replaced.

The validation phase is essentially the testing phase to determine that all upgrades or reprogrammed systems, as well as other systems that are believed to be Year 2000 compliant, are truly ready for the date change to January 1, 2000. First Citizens Banc Corp is developing a test plan to verify that all hardware and software in use will be ready for the Year 2000.

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q

The implementation phase involves certification that existing systems are ready to go, and that any new systems or changes to existing systems are compliant with the turn of the century requirements. Active involvement of all departments and teams will monitor new and existing items to insure that a smooth transition into the Year 2000 and beyond is achieved.

In anticipation of potential Year 2000 problems, the Corporation has addressed both preventative measures and corrective actions. Management has set a maximum budget of $281,100 for Year 2000 related issues. Year-to-date through September 30, 1998, $18,534 has been spent on solutions for possible problems. In addition to the dollars spent, specific contingency plans are in place for all mission critical items. Mission critical items are the programs that must be in place in order for the Corporation to continue operations with minimal business disruptions. The contingency plans vary widely and range from manual report preparation to telephone authorization of funds transfer to reliance on vendor's contingencies where no other alternative exists.

ITEM 3.

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

     There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                    Form 10-Q

bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true in during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 54.2% of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in federal funds that mature and reprice daily.



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

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  (a) EXHIBIT NO. 27  Financial Data Schedule .......................28
         (b) EXHIBIT NO. 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995
         (c) REPORTS ON FORM 8-K - Incorporated by reference. Originally filed on May 13, 1998 and subsequently amended on July 10, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                      November 12, 1998
-----------------------------                            -----------------
David A. Voight                                          Date
President



/s/ James O. Miller                                      November 12, 1998
-----------------------------                            -----------------
James O. Miller                                          Date
Executive Vice President

                           First Citizens Banc Corp
                               Index to Exhibits
                                   Form 10-Q


Exhibit
Number           Description                                         Page Number
-------          -----------                                         -----------

27               Financial Data Schedule                             28

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