Form 10-K405
period 1998-12-31
FIRST CITIZENS BANC CORP /OH
filed 1999-03-25
CIK 944745

                            FIRST CITIZENS BANC CORP
                                 Sandusky, Ohio

                                  ANNUAL REPORT
                                December 31, 1998

                            FIRST CITIZENS BANC CORP
                                    CONTENTS

INSIDE

Message to Shareholders
Five Year Consolidated Financial Summary
Form 10-K       ............................................................................................     1
     Index   ...............................................................................................     2

     PART I
     Item 1.    Business....................................................................................     3
     Item 2.    Properties..................................................................................    17
     Item 3.    Legal Proceedings...........................................................................    17
     Item 4.    Submission of Matters to a Vote
                  of Security Holders.......................................................................    17

     PART II
     Item 5.    Market for Registrant's Common
                  Equity and Related Shareholder Matters....................................................    18
     Item 6.    Selected Financial Data.....................................................................    19
     Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................    20
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..................................    29
     Item 8.    Financial Statements and Supplementary Data
                Independent Auditors' Report................................................................    32
                Financial Statements........................................................................    33
                Notes to Consolidated Financial Statements .................................................    37
     Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure....................................................    55

     PART III
     Item 10.   Directors and Executive Officers of the Registrant..........................................    56
     Item 11.   Executive Compensation......................................................................    57
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management............................................................................    57
     Item 13.   Certain Relationships and Related Transactions..............................................    57

     PART IV
     Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................................................................    58

     Signatures   ..........................................................................................    59

First Citizens Banc Corp Directors and Officers
Directors of Affiliated Companies
Officers of Affiliated Companies
First Citizens Banc Corp Shareholder Information

                     [FIRST CITIZENS BANC CORP LETTERHEAD]

                                                   March 5, 1999

Dear Shareholder:

          Enclosed is the 1998 Annual Report for First Citizens Banc Corp. As discussed in previous correspondence, our major accomplishments during 1998 were the completion of the acquisition of Farmers State Bank and the sale of the SCC Resources' data processing contracts. These transactions had a significant impact on the size and earnings of your company.

          Looking ahead to 1999, three issues stand out. The first is our Year 2000 (Y2K) readiness. The Y2K issue has been a priority since early 1998 and has received significant time and resources within the company. We believe our Y2K efforts will result in a smooth transition into the new millenium. Our second issue for 1999 will be the conversion of our three affiliate banks to the Jack Henry & Associates data processing system. This move will provide your banks with what we believe is the most up-to-date data processing support available to community banks. The transition to the Jack Henry & Associates data processing also provides the company the opportunity to streamline operations for our three community banks without affecting the independence and customer service levels of the banks. Our third issue is the continued expansion of opportunities to increase noninterest revenue through brokerage, insurance, and trust services. We are expanding our successful LPL investment center from Citizens Bank to now include Castalia Bank and Farmers State Bank. We are also encouraged with the results of our first full year's association with Dawson Eirons Insurance.

          Your management and Board of Directors are committed to enhancing your investment in First Citizens Banc Corp. We feel the company's dividend policy, the Dividend Reinvestment Program, and the Stock Repurchase Program are important in that regard. By summer 1999 you will have the ability to obtain timely financial information and news releases about your company through its web site, www.FCZA.com.

          Thank you for your continued interest and support. Your thoughts and questions are always appreciated.


                                                     Very truly yours,

                                                     /s/ David A. Voight

                                                     David A. Voight
                                                     President & CEO

                            FIRST CITIZENS BANC CORP

                  FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY (1)

                                                    1998         1997         1996         1995         1994
                                                    ----         ----         ----         ----         ----
Earnings
    Net income (000)                           $   5,761    $   4,441    $   5,568    $   5,278    $   5,377
    Per Common Share (2):
       Earnings                                $    1.35    $    1.04    $    1.31    $    1.24    $    1.26
       Book value                                  12.61        12.01        11.42        10.92         9.50
       Dividends paid                               1.11         1.07         1.02         0.71         0.41

Balances (in millions)
    Assets                                     $   508.9    $   484.1    $   455.9    $   446.8    $   431.1
    Deposits                                       417.9        402.2        375.8        369.2        363.1
    Net loans                                      278.8        287.7        260.0        240.4        226.8
    Shareholders equity                             53.7         51.2         48.7         46.6         40.5

Performance ratios
    Return on average assets                        1.18%         .95%        1.24%        1.22%        1.25%
    Return on average equity                       10.95         8.75        11.71        12.20        13.46
    Shareholders' equity to assets ratio           10.56        10.58        10.68        10.42         9.39
    Net loans to deposit ratio                     66.71        71.53        69.19        65.11        62.46
    Allowance for loan losses to total loans        1.60         1.60         1.48         1.46         1.40

(1) Prior year amounts have been restated to include the Farmers State Bank, acquired in a pooling of interests transaction completed on April 28, 1998.

(2) Per share data has been adjusted for a 300% stock split paid in April 1996 and the business combination with Farmers State Bank in April 1998. Dividends paid reflect the historical amounts paid by First Citizens Banc Corp.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER 0 - 25980
                                               ---------

                            FIRST CITIZENS BANC CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                          34-1558688
------------------------------------------             -------------------------
   State or other jurisdiction of                            (IRS Employer
    incorporation or organization                         Identification No.)

   100 East Water Street, Sandusky, Ohio                          44870
------------------------------------------             -------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (419) 625 - 4121
                                                         -----------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was $81,484,791

As of January 31, 1999, there were 4,263,401 shares of no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be dated approximately March 19, 1999, are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

                                      INDEX

PART I
Item 1.   Business............................................................................................    3
Item 2.   Properties..........................................................................................   17
Item 3.   Legal Proceedings...................................................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.................................................   17

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................   18
Item 6.   Selected Financial Data.............................................................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................................   20
Item 7a.  Quantitative and Qualitative Disclosures About Market  Risk.........................................   29
Item 8.   Financial Statements and Supplementary Data
          Independent Auditor's Report........................................................................   32
          Financial Statements................................................................................   33
          Notes to Consolidated Financial Statements..........................................................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..........................................................................   55

PART III
Item 10.  Directors and Executive Officers of the Registrant..................................................   56
Item 11.  Executive Compensation..............................................................................   57
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................   57
Item 13.  Certain Relationships and Related Transactions......................................................   57

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   58


Signatures....................................................................................................   59

PART I

ITEM 1. BUSINESS
----------------

(a)  General Development of Business
     -------------------------------

     First Citizens Banc Corp (the "Corporation") was organized under the laws of the State of Ohio on February 19, 1987 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $508,888,863 at December 31, 1998.

     THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), one branch banking office in Berlin Heights, Ohio and one branch banking office in Huron, Ohio. This subsidiary accounts for 58% of the Corporation's consolidated assets at December 31, 1998.

     THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in the Ohio villages of Chatfield, Tiro, Richwood and Green Camp. Farmers accounts for 31% of the Corporation's consolidated assets at December 31, 1998.

     THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. Castalia accounts for 10% of the Corporation's consolidated assets at December 31, 1998.

     SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides data processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. This subsidiary accounts for 1% of the Corporation's consolidated assets as of December 31, 1998.

     R. A. REYNOLDS APPRAISAL SERVICES, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 1998.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Corporation is a bank holding company. Through its three subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to items of this Form 10K for financial information about the Corporation's banking business.

(c)  Narrative Description of Business
     ---------------------------------

     General
     -------

     The Corporation's primary business is incidental to its three subsidiary banks. Citizens, Farmers and Castalia, located in Erie, Crawford, Marion and Union Counties, Ohio, conduct a general banking business which involves collecting customer deposits, making loans and purchasing securities. The subsidiary banks do not operate a trust department.

     Interest and fees on loans accounted for 60% of total revenue for 1998 and 63% of total revenue for 1997. The primary focus of lending is real estate mortgages. Real estate mortgages comprised 64% of the total loan portfolio in 1998 and 62% of the total loan portfolio in 1997. Citizens', Farmers' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to the Corporation. Citizens has a loan to SCC, which is secured by real estate.

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

     Competition
     -----------

     The primary market area for Citizens, Farmers and Castalia is Erie and Crawford counties. A secondary market includes portions of Huron, Union, Marion, Richland and Ottawa counties. Citizens, Farmers and Castalia are operated as independent commercial banks in their market area. Traditional financial service competition for the Banks consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation's market area. A growing nontraditional source of competition for deposit dollars comes from brokerage companies, insurance companies and direct mutual funds.

     Employees
     ---------

     The Corporation has no employees. The subsidiary companies employ approximately 225 full-time equivalent employees to whom a variety of benefits is provided. The Corporation and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

     Supervision and Regulation
     --------------------------

     The Corporation, as a registered bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the "Act"), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities in which the Corporation and its subsidiaries may engage to those activities that the Federal Reserve Board finds to be closely related to banking, managing or controlling banks. In addition, the Act requires the Corporation and its subsidiaries to obtain the prior approval of the Federal Reserve Board before engaging in any new activities and before acquiring control of more than 5% of the voting stock or substantially all the assets of any other bank. The Act also restricts certain transactions between affiliates including, loans and extensions of credit to affiliates, investments in the stock or securities of affiliates, acceptance of an affiliate's stock as collateral for loans to a borrower and acceptance of an affiliate's stock for leases, service and other contracts between affiliates. Finally, the Act prohibits bank holding companies and their subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

     Prior to enactment of the Interstate Banking and Branch Efficiency Act of 1994, neither the Corporation nor its subsidiaries could acquire banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

     The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both the Corporation and its subsidiary Banks had risk-based capital ratios above minimum requirements at December 31, 1998.

     Regulation of Bank Subsidiaries
     -------------------------------

     In addition to regulation of the Corporation, two of the Corporation's banking subsidiaries, Citizens and Castalia, are subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

     As Ohio chartered banks, all three of the Corporation's banking subsidiaries, Citizens, Castalia and Farmers, are supervised and regulated by the Ohio Division of Financial Institutions. In addition, Citizens and Castalia are members of the Federal Reserve System. All three banks are subject to periodic examinations by the Ohio Division of Financial Institutions and Citizens and Castalia are additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the banks and not for their shareholders.

     The deposits of Citizens, Castalia and Farmers are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), and all three entities are subject to the Federal Deposit Insurance Act. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a bank holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the bank holding company or for FDIC assistance provided to such a subsidiary in danger of default.

     Pending Legislation
     -------------------

     Congress is currently considering landmark financial services legislation that would have the effect of repealing Depression-era laws separating banking and securities from commerce. Under current laws, national banks may not underwrite or deal in any security other than government and government-related bonds, Federal Reserve System members may not affiliate with companies principally engaged in securities activities, and bank holding companies and their subsidiaries may engage only in activities closely related to banking. The proposed legislative reforms would repeal these restrictions on affiliations between banks, securities firms and insurance companies. Further, they would lift the limitations on bank holding companies' permissible activities and allow bank holding companies to engage in any activities that are financial in nature. A major point of contention in the legislative proposals is how to structure these additional financial services. One proposal would allow bank holding company subsidiaries to engage in the additional financial activities; the other would require a separate affiliated entity called a financial holding company to be created for the additional financial services. In either case, only those entities meeting eligibility requirements set by different regulatory agencies would be permitted to provide these combinations of financial services. In addition, the entities providing a combination of financial services would subject themselves to concurrent regulation by different authorities including state insurance authorities, the SEC and relevant state and federal banking authorities.

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

(e)  Statistical Information
     -----------------------

     Pages 7 through 17 present various statistical disclosures required for bank holding companies.

          Distribution of Assets, Liabilities and Shareholders' Equity,
                    Interest Rates and Interest Differential
                    ----------------------------------------

The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the distribution of assets, liabilities and shareholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                     1998                          1997                         1996
                          ---------------------------- -----------------------------  ---------------------------
                            Average             Yield/    Average             Yield/     Average           Yield/
Assets                      balance    Interest  rate     balance    Interest  rate      balance   Interest rate
------                      -------    --------  ----     -------    --------  ----      -------   -------- ----
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans (1)(2)(3)         $ 288,108   $24,357    8.45% $ 280,141   $ 24,015     8.57% $ 250,719   $ 21,725   8.67%
  Taxable securities(4)     114,099     6,752    6.07    111,485      6,821     6.19    118,414      7,340   6.19
  Nontaxable
    securities(4)(5)         41,616     2,093    5.18     39,760      2,166     5.50     41,416      2,311   5.64
  Federal funds sold         17,490       943    5.39     10,477        583     5.56     12,175        665   5.46
  Interest-bearing deposits
    in other banks            1,271        59    4.64      1,368         64     4.68      1,263         97   7.68
                          ---------   -------          ---------   --------           ---------   --------
    Total interest-earning
      assets                462,584    34,204    7.46    443,231     33,649     7.62    423,987     32,138   7.58
                                      -------                      --------                       --------

Noninterest-earning assets:
  Cash and due from
    banks                    13,238                       13,517                         14,352
  Office premises and
    equipment, net            7,497                        7,139                          6,955
  Accrued interest
    receivable                3,682                        3,517                          3,498
  Intangible assets           2,716                        2,965                          1,828
  Other assets                2,668                        3,024                          2,410
  Less allowance for
    possible loan losses     (4,675)                      (3,633)                        (3,776)
                          ---------                    ---------                      ---------
    Total                 $ 487,710                    $ 469,760                      $ 449,254
                          =========                    =========                      =========

Liabilities and Shareholders' Equity
------------------------------------

Interest-bearing liabilities:
  Savings, NOW & Money
    Market deposit
    accounts              $ 155,080     4,144    2.67  $ 157,745      4,302     2.73  $ 155,356      4,277   2.75
  Time deposits             212,081    11,765    5.55    196,081     10,945     5.58    185,010     10,220   5.52
  Federal Home Loan
    Bank borrowings          13,913       797    5.73     15,126        867     5.73     16,279        932   5.73
  Securities sold under
    repurchase agreements    11,863       535    4.51      9,487        500     5.27      9,113        380   4.17
  U.S. Treasury demand
    notes payable             1,029        54    5.25      1,195         61     5.10      1,056         47   4.45
                          ---------   -------          ---------   --------           ---------   --------
    Total interest-
      bearing liabilities   393,966    17,295    4.39    379,634     16,675     4.40    366,814     15,856   4.32
                          ---------   -------          ---------   --------           ---------   --------

Noninterest-bearing liabilities:
  Demand deposits            36,327                       35,239                         30,813
  Other liabilities           4,822                        4,127                          4,078
                          ---------                    ---------                      ---------
                             41,149                       39,366                         34,891
Shareholders' equity         52,595                       50,760                         47,549
                          ---------                    ---------                      ---------
    Total                 $ 487,710                    $ 469,760                      $ 449,254
                          =========                    =========                      =========
Net interest income                   $16,909                      $ 16,974                       $ 16,282
                                      =======                      ========                       ========
Net yield on interest-
  earning assets                                3.69%                           3.84%                        3.84%
                                                ====                            ====                         ====

(1) For purposes of these computations, the daily average loan amounts outstanding are net of unearned income.

(2) Included in loan interest income are loan fees of $639,371 in 1998, $811,737 in 1997, and $687,239 in 1996.

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

                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate
              ----------------------------------------------------


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                              1998 compared to 1997                    1997 compared to 1996
                                               Increase (decrease)                      Increase (decrease)
                                                  due to (1)                                due to (1)
                                   --------------------------------------   ---------------------------------------
                                       Volume        Rate            Net        Volume         Rate           Net
                                       ------        ----            ---        ------         ----           ---
                                                                  (Dollars in thousands)
Interest income:
     Loans                         $     677    $     (335)   $      342    $    2,524    $     (234)    $    2,290
     Taxable securities                   64          (133)          (69)         (519)                        (519)
     Nontaxable securities                56          (129)          (73)          (88)          (57)          (145)
     Federal funds sold                  379           (19)          360           (94)           12            (82)
     Interest-bearing deposits
       in other banks                     (5)                         (5)            8           (41)           (33)
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           earning assets          $   1,171    $     (616)   $      555    $    1,831    $     (320)    $    1,511
                                   =========    ==========    ==========    ==========    ==========     ==========

Interest expense:
     Savings, NOW and
       Money Market
       deposit accounts            $     (72)   $      (86)   $     (158)   $       65    $      (40)    $       25
     Time deposits                       888           (68)          820           617           108            725
     Federal Home Loan
       Bank borrowings                   (70)                        (70)          (65)                         (65)
     Securities sold under
       repurchase agreements             114           (79)           35            16           104            120
     U.S. Treasury demand
       notes payable                      (9)            2            (7)            7             7             14
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           bearing liabilities     $     851    $     (231)   $      620    $      640    $      179     $      819
                                   =========    ==========    ==========    ==========    ==========     ==========

         Net interest income       $     320    $     (385)   $      (65)   $    1,191    $     (499)    $      692
                                   =========    ==========    ==========    ==========    ==========     ==========

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                               Security Portfolio
                               ------------------

The following table sets forth the carrying amount of securities at December 31.

                                                                              1998           1997           1996
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $    70,125    $    72,286     $    71,588
Obligations of states and political subdivisions (1)                          54,404         34,587          18,456
Other securities, including mortgage-backed securities(1)                     47,424         30,344          23,777
                                                                         -----------    -----------     -----------

     Total                                                               $   171,953    $   137,217     $   113,821
                                                                         ===========    ===========     ===========

HELD TO MATURITY

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                                             $     1,000     $    15,898
Obligations of states and political subdivisions (1)                     $       355          4,004          21,705
Other securities, including mortgage-backed securities(1)                        455          1,733           6,018
                                                                         -----------    -----------     -----------

     Total                                                               $       810    $     6,737     $    43,621
                                                                         ===========    ===========     ===========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 1998 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                   Maturing
                           ---------------------------------------------------------------------------------------
                                                         After one             After five
                                   Within               but within             but within               After
                                  one year              five years              ten years             ten years
                                  --------              ----------              ---------             ---------
                              Amount     Yield       Amount     Yield      Amount      Yield     Amount      Yield
                              ------     -----       ------     -----      ------      -----     ------      -----
                                                            (Dollars in thousands)
AVAILABLE FOR SALE (4)

U.S. Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                 $   15,426     5.82%   $   51,597     5.78%   $   3,102     7.22%
Obligations of states
  and political
  subdivisions (1)              4,816     6.60        27,151     5.79       22,210     5.87    $     227      5.77%
Other securities (2)            3,674     5.56        14,443     5.97
                           ----------   ------    ----------   ------    ---------   ------    ---------   -------

    Total                  $   23,916     5.94%   $   93,191     5.81%   $  25,312     6.03%   $     227      5.77%
                           ==========   ======    ==========   ======    =========   ======    =========   =======

                                                                       Maturing
                           ---------------------------------------------------------------------------------------
                                                          After one                After five
                                    Within               but within                but within             After
                                   one year              five years                 ten years           ten years
                                   --------              ----------                 ---------           ---------
                              Amount     Yield       Amount     Yield          Amount      Yield    Amount   Yield
                              ------     -----       ------     -----          ------      -----    ------   -----
HELD TO MATURITY

Obligations of states
  and political
  subdivisions (1)         $      123   5.61%     $      232   4.54%
Other securities (3)
                           ----------   ----      ----------   ----
    Total                  $      123   5.61%     $      232   4.54%
                           ==========             ==========

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $20,313,714 of mortgage-backed securities; and $4,450,911 of equity securities, $3,920,300 of Federal Home Loan Bank stock, $587,650 of Federal Reserve stock, and $35,000 of Independent State Bank of Ohio stock which have no stated maturity.

(3)  Excludes $455,122 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                 Loan Portfolio
                                 --------------

Types of Loans
--------------

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans:

                                              1998           1997           1996            1995           1994
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Commercial and agricultural              $     55,650   $      68,969   $     61,997   $     64,016    $     63,775
Real estate mortgage                          178,585         177,778        165,511        146,579         137,629
Real estate construction                        3,493           3,923          3,449          1,573             302
Consumer                                       44,988          41,128         32,241         31,897          28,001
Leases                                            589             736            883            612             704
Credit card and other                           1,426           1,694          1,850          1,117           1,327
                                         ------------   -------------   ------------   ------------    ------------

                                         $    284,731   $     294,228   $    265,931   $    245,794    $    231,738
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

Real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Real estate mortgage loans are primarily loans secured by one- to four-family real estate. At year-end 1998, loans secured by one- to four-family real estate represented 89% of total real estate mortgage loans (93% in 1997 and 91% in 1996). The balance of the loans is mostly for commercial purposes, secured by real estate. Real estate mortgage loans generally pose less risk to the Banks due to the nature of the collateral being less susceptible to sudden changes in value.

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

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the Corporation's consolidated financial statements. As of December 31, 1998 and 1997, the Banks were contingently liable for $623,000 and $677,000 of letters of credit. In addition, the Banks had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1998 and 1997, the Banks had commitments to extend credit in the aggregate amounts of approximately $26,727,000 and $23,477,000. Of these amounts, $23,412,000 and
$20,308,000 represented lines of credit and construction loans, and $3,315,000 and $3,169,000 represented credit card commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 1998 and 1997.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the amount of commercial and agricultural loans outstanding as of December 31, 1998, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                               Maturing
                                                  -----------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    one year         five years      five years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)

Commercial and agricultural                       $     18,059     $      11,278     $     26,313      $     55,650
                                                  ============     =============     ============      ============

                                                             Interest
                                                            Sensitivity
                                                  -------------------------------
                                                      Fixed           Variable
                                                      rate              rate
                                                      ----              ----
                                                      (Dollars in thousands)

Due after one but within five years               $      6,948     $       4,330
Due after five years                                    12,741            13,572
                                                  ------------     -------------
                                                  $     19,689     $      17,902
                                                  ============     =============

The preceding maturity information is based on contract terms at December 31, 1998 and does not include any possible "rollover" at maturity date. In the normal course of business, the Banks consider and act on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
-------------

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements:

                                                              1998         1997       1996       1995       1994
                                                              ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)              $    1,693   $   1,969   $     921  $   1,432  $   1,736

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                 1,235       1,717       1,308      1,770        564

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower (3)                          305         308
                                                           ----------   ---------   ---------  ---------  ---------

     Total                                                 $    3,233   $   3,994   $   2,229  $   3,202  $   2,300
                                                           ==========   =========   =========  =========  =========

Impaired loans at December 31, 1998, 1997,
1996 and 1995 include $1,196,000, $864,000,
$1,745,000 and $1,920,000 of loans reported
in total nonperforming loans above.                        $    4,159   $   4,435   $   3,215  $   3,517
                                                           ==========   =========   =========  =========

There are no loans as of December 31, 1998, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

                                                           1994
                                                           ----

Interest income, full accrual                          $   144,000
Actual interest income, cash basis                          63,000
                                                       -----------

     Interest not reported                             $    81,000
                                                       ===========

                                                           1998           1997              1996           1995
                                                           ----           ----              ----           ----
Interest income on impaired loans, including interest
  income recognized on a cash basis                    $   273,000     $   227,000    $    242,000     $    316,000
                                                       ===========     ===========    ============     ============
Interest income on impaired loans recognized on
  a cash basis                                         $   273,000     $   182,000    $    141,000     $    227,000
                                                       ===========     ===========    ============     ============

(2)  Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

                         Summary of Loan Loss Experience
                         -------------------------------

Analysis of the Allowance for Loan Losses
-----------------------------------------

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated:

                                             1998           1997           1996            1995           1994
                                             ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)
Daily average amount of loans,
  net of unearned income                $    288,108  $     280,141   $     250,719  $     236,831   $      219,110
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses at beginning of year           $      4,707  $       3,935   $       3,585  $       3,250   $        2,880

Loan charge-offs:
   Commercial and agricultural                   134             53              90             95               39
   Real estate mortgage                           40             70              32             24               47
   Real estate construction
   Consumer                                      490            387             344            188              158
   Leases                                                                         3             64               19
   Credit card and other                          61             47              51             42               27
                                        ------------  -------------   -------------  -------------   --------------
                                                 725            557             520            413              290

Recoveries of loans previously charged off:
   Commercial and agricultural                    32             48              41            161              102
   Real estate mortgage                           31              2               2             28                6
   Real estate construction
   Consumer                                      133            132              82             75              103
   Leases
   Credit card and other                          27             18              12             27               16
                                        ------------  -------------   -------------  -------------   --------------
                                                 223            200             137            291              227
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (1)                             (502)          (357)           (383)          (122)             (63)

Additions to allowance charged
  to expense (2)                                 362          1,129             733            457              433
                                        ------------  -------------   -------------  -------------   --------------

Allowance for loan losses
  at end of year                        $      4,567  $       4,707   $       3,935  $       3,585   $        3,250
                                        ============  =============   =============  =============   ==============

Allowance for loan losses
  as a percent of loans
  at year-end                                   1.60%          1.60%           1.48%          1.46%           1.40%
                                            ========        =======        ========       ========         =======

Ratio of net charge-offs during
  the year to average loans
  outstanding                                    .17%           .13%            .15%           .05%            .03%
                                            ========        =======        ========       ========         =======

(1) The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. Net charge-offs increased in 1998, 1997 and 1996 primarily due to an increase in the write-off of consumer loans.

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

Allocation of Allowance for Loan Losses
---------------------------------------

The following table allocates the allowance for possible loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated:

                                                                    1998                           1997
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
(Dollars in thousands)                                     Allowance    total loans        Allowance    total loans
                                                           ---------    -----------        ---------    -----------

Commercial and agricultural                               $       932         19.5%     $       768         23.4%
Real estate mortgage                                            1,202         62.7            1,509         60.4%
Real estate construction                                                       1.2                           1.3%
Consumer                                                          784         15.8              377         14.0%
Credit card and other                                              22           .6               15           .6%
Leases                                                             24           .2               29           .3
Unallocated                                                     1,603                         2,009
                                                          -----------     --------      -----------      -------

                                                          $     4,567        100.0%     $     4,707        100.0%
                                                          ===========     ========      ===========      =======

                                                                    1996                           1995
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
                                                           Allowance    total loans       Allowance     total loans
                                                           ---------    -----------       ---------     -----------

Commercial and agricultural                               $     1,152         23.3%     $     1,162         26.0%
Real estate mortgage                                              308         62.3              534         59.6
Real estate construction                                                       1.3                            .7
Consumer                                                          235         12.1              313         13.0
Credit card and other                                              11           .7               11           .5
Leases                                                             35           .3               34           .2
Unallocated                                                     2,194                         1,531
                                                          -----------     --------      -----------      -------

                                                          $     3,935        100.0%     $     3,585        100.0%
                                                          ===========     ========      ===========      =======

                                                                    1994
                                                                    ----
                                                                        Percentage
                                                                        of loans to
                                                           Allowance    total loans
                                                           ---------    -----------

Commercial and agricultural                               $       459         27.5%
Real estate mortgage                                              396         59.4
Real estate construction                                                        .1
Consumer                                                          300         12.1
Credit card and other                                              67           .6
Leases                                                             28           .3
Unallocated                                                     2,000
                                                          -----------     --------

                                                          $     3,250        100.0%
                                                          ===========     ========

The adequacy of the allowance for loan losses is determined based on an analysis of specific credits which are generally selected based on size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions and other relevant factors. While the allocation of the allowance has been based on the results of specific credit analysis and historical charge-off experience, the allowance is available to absorb losses from any segment of the portfolio. The increase in the allowance since 1994 resulted from average total loans increasing 31% from $219,110 in 1994 to $288,108 in 1998 and an increasing trend of consumer loan losses.

Deposits
--------

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated:

                                          1998                        1997                        1996
                                ------------------------    --------------------------  --------------------------
                                     Average     Average        Average       Average        Average      Average
                                     balance    rate paid       balance      rate paid       balance     rate paid
                                     -------    ---------       -------      ---------       -------     ---------
                                                               (Dollars in thousands)
Noninterest-bearing
  demand deposits               $     36,327     N/A        $     35,239         N/A    $     30,813         N/A
Interest-bearing demand
  deposits                            40,798       2.12%          45,533        2.18%         36,372        1.99%
Savings, including Money
  Market deposit accounts            114,282       2.87          112,212        2.95         118,984        2.99
Time deposits                        212,081       5.55          196,081        5.58         185,010        5.53
                                ------------                ------------                ------------

                                $    403,488                $    389,065                $    371,179
                                ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                                                              Individual
                                                           Certificates       Retirement
                                                            of Deposits        Accounts         Total
                                                            -----------        --------         -----
                                                                        (Dollars in thousands)

           3 months or less                                $    15,566      $      530       $    16,096
           Over 3 through 6 months                               6,951             110             7,061
           Over 6 through 12 months                              9,544             518            10,062
           Over 12 months                                        3,392           1,463             4,855
                                                           -----------      ----------       -----------

                                                           $    35,453      $    2,621       $    38,074
                                                           ===========      ==========       ===========

Short-term Borrowings
---------------------

No short-term borrowings were outstanding in 1998, 1997 or 1996 for which the average balance exceeded thirty percent of shareholders' equity at the end of any year.

Return on Equity and Assets
---------------------------

The ratio of net income to daily average total assets, average shareholders' equity and certain other ratios, are as follows:

                                                                                           December 31,
                                                                                ----------------------------------
                                                                                  1998         1997         1996
                                                                                  ----         ----         ----
Percentage of net income to:

     Average total assets                                                          1.18%         .95%        1.24%
     Average shareholders' equity                                                 10.95         8.75        11.71

Dividends declared as a percentage of net income                                  77.50        79.84        61.06

Percentage of average shareholders' equity to average total assets                10.78        10.81        10.58


ITEM 2. PROPERTIES
-----------------

The Corporation neither owns nor leases any properties. The Citizens Banking Company maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of the Corporation. Citizens also owns and operates three branch banking offices in Perkins Township (Sandusky, Ohio), and a branch banking office in the Ohio communities of Berlin Heights and Huron. The Farmers State Bank maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Chatfield, Tiro, Richwood and Green Camp. The Castalia Banking Company owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC Resources, Inc. owns its processing center located at 1845 Superior Street, Sandusky, Ohio and leases offices in downtown Sandusky, Ohio. R. A. Reynolds Appraisal Services, Inc. leases offices in downtown Sandusky, Ohio.

The Corporation has three wholly owned subsidiary banks, a wholly owned data processing company subsidiary and a wholly owned real estate appraisal company subsidiary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Corporation has no established public trading market for its common stock. The brokerage firms of Everen Securities, Merrill Lynch, McDonald & Company and The Ohio Company handle the sale and purchase of the Corporation's stock. However, such firms are not "market makers" of such stock since they do not purchase and hold for investment purposes any such shares. Information below is the range of sale prices as reported by the brokerage firms.

                                      1998
                                      ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------
        $38.81    to     $40.00      $38.00    to    $28.75    $30.25    to     $27.31      $25.00   to     $24.31

                                      1997
                                      ----

             First Quarter               Second Quarter             Third Quarter               Fourth Quarter
             -------------               --------------             -------------               --------------
        $30.11    to     $33.56      $34.31    to    $35.50    $35.75    to     $37.19      $38.00   to     $39.16

The Corporation has no outstanding options or warrants to purchase shares of its common stock or securities convertible into shares of common stock.

The number of holders of record of the Corporation's common stock at December 31, 1998 was 886.

Dividends per share declared by the Corporation on common stock were as follows:

                                                                              1998                1997
                                                                              ----                ----

                  February                                                 $    .15              $   .14
                  May                                                           .15                  .14
                  August                                                        .15                  .14
                  November                                                      .66                  .65
                                                                           --------              -------

                                                                           $   1.11              $  1.07
                                                                           ========              =======

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Five-Year Selected Consolidated Financial Data
----------------------------------------------

The following table sets forth certain selected consolidated financial information of First Citizens Banc Corp and subsidiaries, and is qualified in its entirety by reference to the detailed information and financial statements of the Corporation included in Item 8 hereof. All information presented has been restated for the 1998 acquisition of Farmers by the Corporation.

                                                                  Year ended December 31,
                                         --------------------------------------------------------------------------
                                              1998           1997           1996            1995           1994
                                              ----           ----           ----            ----           ----
                                                       (Dollars in thousands, except per share data)
Statements of income:
   Total interest income                 $     34,204   $      33,649   $     32,138   $     31,195    $     29,072

   Total interest expense                      17,295          16,675         15,856         15,122          12,832
                                         ------------   -------------   ------------   ------------    ------------

     Net interest income                       16,909          16,974         16,282         16,073          16,240

   Provision for loan losses                      362           1,129            733            457             433
                                         ------------   -------------   ------------   ------------    ------------

     Net interest income after
       provision for loan losses               16,547          15,845         15,549         15,616          15,807

   Security gains (losses) (1)                    575             107             59           (223)             38
   Other noninterest income                     5,651           4,238          3,787          3,172           2,542
                                         ------------   -------------   ------------   ------------    ------------
     Total noninterest income                   6,226           4,345          3,846          2,949           2,580

   Total noninterest expenses                  14,679          14,190         11,900         11,573          11,220
                                         ------------   -------------   ------------   ------------    ------------

     Income before federal
       income taxes                             8,094           6,000          7,495          6,992           7,167

   Federal income tax expense                   2,333           1,559          1,927          1,715           1,790
                                         ------------   -------------   ------------   ------------    ------------

     Net income                          $      5,761   $       4,441   $      5,568   $      5,277    $      5,377
                                         ============   =============   ============   ============    ============

Per share of common stock (2):
   Net income                            $       1.35   $       1.04    $       1.31   $       1.24    $      1.26
   Dividends                                     1.11           1.07            1.02            .71            .41
   Book value                                   12.61          12.01           11.42          10.92           9.50

Average common shares
  outstanding (2)                           4,263,401       4,263,401      4,263,401      4,263,401       4,263,401

Year-end balances:
   Loans, net                            $    278,782   $     287,738   $    260,023   $    240,359    $    226,757
   Securities                                 172,763         143,954        157,442        160,350         158,531
   Total assets                               508,889         484,118        455,909        446,819         431,059
   Deposits                                   417,899         402,183        375,810        369,241         363,136
   Borrowings                                  30,576          25,643         27,406         26,461          25,973
   Shareholders' equity                        53,741          51,199         48,688         46,563          40,496

Average balances:
   Loans, net                            $    283,433   $     276,508   $    246,943   $    234,324    $    217,063
   Securities                                 155,715         151,245        159,830        158,402         170,412
   Total assets                               487,710         469,760        449,254        433,261         430,710
   Deposits                                   403,488         389,065        371,179        356,213         360,739
   Borrowings                                  26,805          25,808         26,448         25,931          24,891
   Shareholders' equity                        52,595          50,760         47,549         43,256          39,952

                                                                  Year ended December 31,
                                              ---------------------------------------------------------------------
                                              1998           1997           1996            1995           1994
                                              ----           ----           ----            ----           ----

Selected ratios:
   Net yield on average interest-
     earning assets                              3.69%          3.84%           3.84%          3.91%          4.00%
   Return on average total assets                1.18            .95            1.24           1.22           1.25
   Return on average shareholders'
     equity                                     10.95           8.75           11.71          12.20          13.46
   Average shareholders' equity
     as a percent of average total
     assets                                     10.78          10.81           10.58           9.98           9.28
   Net loan charge-offs as a percent
     of average loans                             .17            .13             .15            .05            .03
   Allowance for possible loan losses
     as a percent of loans at year-end           1.60           1.60            1.48           1.46           1.40
   Shareholders' equity as a percent
     of total year-end assets                   10.56          10.58           10.68          10.42           9.39

(1) Other-than-temporary declines in the values of a security of $226,000 was recorded during 1995. Partial recoveries of $25,000, $214,000 and $39,000 were received in 1998, 1997 and 1996.

(3)  Restated for 1996 stock split and merger with Farmers


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
  AND RESULTS OF OPERATIONS - AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997
  -------------------------------------------------------------------------
  AND FOR THE YEARS ENDING DECEMBER 31, 1998, 1997 AND 1996
  ---------------------------------------------------------

General
-------

At December 31, 1998, total assets were $508,889,000 compared to $484,118,000 at December 31, 1997. Net income for the year ended December 31, 1998 totaled $5,761,000 or $1.35 per common share. This is a 29.7% increase compared to 1997 net income of $4,441,000 or $1.04 per common share. Earnings for 1996 were $5,568,000 or $1.31 per common share.

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Corporation's financial condition, results of operations, liquidity and capital resources as of December 31, 1998 and 1997, and during the three-year period ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included elsewhere in this report.

Loans, Deposits, Borrowings, Securities and Stockholders' Equity
----------------------------------------------------------------

Total loans decreased $8,956,000, or 3.1%, from 1997 to 1998. Commercial and agricultural loans decreased $13,319,000, or 19.3%, from 1997 to a total of $55,650,000. Real estate mortgages increased by $806,000, or 0.5%, from 1997 to 1998 to a total of $178,585,000. Consumer loans experienced the greatest growth, increasing $3,860,000, or 9.4%, over 1997 to a total of $44,988,000. No significant changes were experienced in credit card and other loans and leases.

After two years of heavy demand, the market for conventional real estate mortgages softened through most of 1998, then began to increase at the end of the year. In 1998, the Banks became involved in selling mortgages on the secondary market. In addition to the $806,000 increase in real estate mortgages in 1998, the Banks sold newly originated mortgages totaling $9,463,000. In general, fixed-rate real estate loans are being sold in order to reduce interest rate risk.

Many commercial loans and lines of credit are cyclical, depending on the type of business. However, additional calling and marketing efforts have been made in the commercial loan area to increase the Corporation's share of the commercial market.

Increased consumer demand coupled with the Corporation's increased competitiveness on rates for new cars and home improvement lending resulted in consumer lending growth of $3,860,000, or 9.4%, from 1997 to 1998 resulting in total consumer loans of $44,988,000 at December 31, 1998.

Average deposit balances for 1998 were $403,488,000, compared to $389,065,000 for 1997, an increase of $14,423,000, or 3.7%. The deposit growth is mainly attributed to competitive pricing of interest bearing deposits. Deposit growth has been limited as a result of increased competition for deposit dollars from traditional and nontraditional financial service providers and increasingly sophisticated consumers utilizing alternatives to traditional banking deposits. Noninterest-bearing deposits averaged $36,327,000 for 1998 compared to $35,239,000 for 1997, increasing $1,088,000, or 3.1%. Savings, NOW, and MMIA accounts averaged $155,080,000 for 1998 compared to $157,745,000 for 1997.
Average time deposits increased $16,000,000 to a total average balance of $212,081,000 for 1998.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased from $14,488,000 at December 31, 1997 to $13,235,000 at December 31, 1998. This
decrease of $1,253,000 was a result of scheduled paydowns on previous advances. The Corporation had no new advances from the Federal Home Loan Bank in 1998.

The Banks offer repurchase agreements in the form of sweep accounts to commercial checking account customers. At December 31, 1998, total repurchase agreements in the form of sweep accounts totaled $16,370,000. This compares to $7,779,000 at December 31, 1997. United States Treasury Notes maintained under the Banks' control are pledged as collateral for the repurchase agreements.

Securities increased $28,809,000, or 20.0%, from $143,954,000 on December 31, 1997 to $172,763,000 on December 31, 1998. Municipal securities increased $16,168,000 or 41.9% from 1997 to 1998. Other securities increased $15,803,000 or 49.3% from 1997 to 1998. The growth in securities is an effort to try to maximize yield on interest earning assets. The Corporation attempts to limit the accumulation of excess fed funds sold, therefore, in periods of increased deposit growth and slow loan demand, additional securities are purchased.

Securities held to maturity at December 31, 1998, had unrealized gains of approximately $14,000 and unrealized losses of less than $1,000. Since management intends to hold this portion of the portfolio to maturity, the unrealized gains and losses have no impact on operations of the Corporation. Securities available for sale had an estimated fair value at December 31, 1998 of $171,953,000. This fair value includes unrealized gains of approximately $5,719,000 and unrealized losses of approximately $155,000. Equity securities consisting of common stock accounted for $2,583,000 or 45.1% of the total net unrealized gains on securities. The net effect of the unrealized gains and losses on securities available for sale, net of deferred taxes, was a positive adjustment to shareholders' equity of $3,672,000.

Mortgage-backed securities totaled $20,769,000 at December 31, 1998 and none are considered unusual or "high risk" securities as defined by regulating authorities. Of this total, $6,292,000 are pass-through securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC); $14,430,000 are CMOs and REMICs issued by FNMA and FHLMC; and $47,000 are privately issued and are collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the portfolio at December 31, 1998 was 6.21%. Also, 1.04% of the December 31, 1998 portfolio, or $217,000, are floating rate securities adjusting at least quarterly. The average maturity at December 31, 1998 was approximately
1.7 years. The Corporation has not invested in any derivative securities such as step-ups, multi-steps or dual index floaters.

Total shareholders' equity increased $2,541,000, or 5.0%, during 1998 to $53,741,000. The ratio of total shareholders' equity to total assets was 10.6% in 1998 and in 1997

Net Interest Income
-------------------

Net interest income for 1998 was $16,909,000, a decrease of $65,000, or 0.4%, from 1997. Net interest income was $16,974,000 in 1997, an increase of $692,000, or 4.3%, over 1996. The change in the net interest income for 1998 was the net result of an increase in interest income of $555,000 and an increase in interest expense of $620,000.

Total interest income increased $555,000, or 1.6% for 1998 compared to an increase of $1,511,000, or 4.7%, for 1997. This increase in the growth of interest income can be attributed to an increase in average interest earning assets from $443,231,000 to $462,584,000, or 4.4% between 1997 and 1998. The increase in volume of average interest earning assets offset a decrease in the average yield on earning assets of sixteen basis points, from 7.62% in 1997 to 7.46% in 1998.

Total interest expense increased $620,000, or 3.7%, for 1998 compared to an increase of $819,000, or 5.2%, in 1997. The increase in interest expense can be attributed to an increase in average interest-bearing liabilities from $379,634,000 to $393,966,000, or $14,332,000 from 1997 to 1998. Interest expense for 1997 compared to 1996 increased due to an increase in average interest bearing liabilities from $366,814,000 to $379,634,000, or $12,820,000 and an increase in the rate paid on interest bearing liabilities of eight basis points.

Refer to "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate" for further analysis of the impact of changes in interest-bearing assets and liabilities on the Corporation's net interest income.

Allowance for Loan Losses
-------------------------

The following table contains information relating to the provision for loan losses, activity in and analysis of the allowance for loan losses for the three-year period ended December 31, 1998:

                                                                         As of and for the year ended December 31,
                                                                         -----------------------------------------
                                                                        1998            1997              1996
                                                                        ----            ----              ----

Net loan charge-offs                                              $      502,000    $     357,000    $      383,000

Provision for loan losses charged to expense                             362,000        1,129,000           733,000
Net loan charge-offs as a percent of average
  outstanding loans                                                          .17%             .13%              .15%

Allowance for loan losses                                         $    4,567,000    $   4,707,000    $    3,935,000
Allowance for loan losses as a percent
  of year-end outstanding loans                                             1.60             1.60%             1.48%
Allowance for loan losses as a percent
  of impaired loans                                                       109.81           106.13            122.40

Impaired loans                                                    $    4,159,000    $   4,435,000    $    3,215,000
Impaired loans as a percent of gross
  year-end loans                                                            1.46%            1.51%             1.21%
Nonaccrual and 90 days or more past due loans
  as a percent of gross year-end loans                                      1.03             1.25               .84

The Corporation's policy is to maintain the allowance for loan losses at a level to provide for probable losses. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

The provision for loan losses declined by $767,000 in 1998 to a total of $362,000 compared to a provision of $1,129,000 in 1997 and $773,000 in 1996. The larger provisions in prior years were primarily related to Farmers. In both 1996 and 1997, Farmers experienced significant growth in the balance of loans outstanding. During this period, Farmers operated without the benefit of a formal loan policy and credit underwriting decisions and loan collateral perfection was not always well documented. As a part of the Corporation's due diligence procedures related to the acquisition of Farmers and also as a part of regulatory examinations conducted at Farmers concerns were raised regarding certain lending procedures. Farmers management responded by retaining an outside consultant to assist in reviewing and risk-grading a significant volume of new loan originations. Based on the results of this evaluation Farmers increased its provision for loan losses. Since that time management of Farmers has implemented a new loan policy that provides credit underwriting criteria and has aggressively worked to improve the loan file documentation and the Banks collateral position for many of the loans originated in 1996 and 1997. As a result of these improvement efforts the 1998 provision for loan losses declined.

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. A portion of allowance for loan losses is allocated to impaired loans.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Noninterest Income
------------------

Noninterest income totaled $6,226,000 in 1998 compared to $4,345,000 in 1997 and $3,846,000 in 1996. Income from the data processing and computer services division totaled $3,174,000 for 1998, a 44.9% increase over 1997 income of $2,191,000. Income from data processing and computer services totaled $1,640,000 for 1998, a decrease from 1997 income of $2,191,000. The loss in revenue is attributed to discontinued PC sales and service to non-bank customers in 1998. Income for SCC Resources during 1996 was $2,092,000. The Corporation recognized a gain of $1,534,000 from the sale of SCC Resources' data processing contracts in 1998, which offset the decreased data processing fees.

Service charges on deposit accounts totaled $958,000 in 1998, an increase of $34,000, or 3.6%, over 1997 income of $924,000. This compares to service charge income of $855,000 in 1996. Additional services and account features have been introduced to generate increased noninterest income from the deposit accounts of the Banks. In addition, service charges are reviewed annually to ensure reasonable compensation for the services provided. 1997 also included service charges on the accounts acquired from EST National Bank.

Other noninterest income totaled $1,284,000 in 1998 compared to $1,062,000 in 1997 and $841,000 in 1996. Increases in other noninterest income are a result of additional products and services introduced to generate noninterest income. 1998 noninterest income increased $222,000, or 20.9%, from 1997. The increase is mainly attributed to three areas: Brokerage fees, ATM fee income and Credit Card Merchant fees. Brokerage fees increased $29,000 in 1998 due to increased volume. The Corporation added two additional ATMs in 1998. The additional volume of the new ATMs, combined with an ATM surcharge originally instituted in January of 1997, led to an increase in fee income of $26,000. Also, in 1998, fees charged to credit card merchants were increased. The increase in fees, coupled with an increase in the number of credit card merchants, led to an increase in fee income of $66,000.

For 1998, the Corporation received $25,000 in payments against a previously written off investment security. As a result of the filing of bankruptcy by the Towers Financial Corporation (parent company) in 1993, the Corporation determined that an other than temporary decline in the value of Tower Healthcare Receivables Corp. bonds had occurred. Accordingly, a $700,000 writedown in the cost of those bonds was made in 1993, and a writedown of $226,000 was made in 1995. The carrying value of these securities was $ -0- at December 31, 1998 and 1997.

In addition, the Corporation recognized capital gains of $542,000 from the sale of equity securities at Farmers during 1998. The Corporation decided to take advantage of significant increases in the market values, by selling a portion of the portfolio. At December 31, 1998 the fair market value of Farmers' equity portfolio totaled $4,452,000 with an amortized cost of $1,868,000.

Noninterest Expense
-------------------

Noninterest expense totaled $14,679,000 in 1998, an increase of $489,000, or 3.3%, over 1997. Noninterest expense increased $2,290,000, or 19.2%, in 1997 as compared to 1996. The following discussion highlights the significant items that resulted in increases or decreases in the components of noninterest expense.

Salaries, wages and benefits totaled $7,167,000 in 1998, compared to $7,074,000 in 1997 and $6,383,000 in 1996. Salary increases totaled $254,000 in 1998 compared to 1997, and $430,000 in 1997 compared to 1996. Decreases in benefits totaled $161,000 in 1998 compared to 1997. Benefits increased $261,000 in 1997 compared to 1996. The increase for 1997 relates primarily to employees of the two branches purchased in early 1997.

Net occupancy expense totaled $933,000 in 1998, compared to $661,000 in 1997 and $629,000 in 1996. The increase in occupancy expense in 1997 was also due to the acquisition of two branches from EST First Merit. Equipment expense totaled $784,000 in 1998, compared to $861,000 in 1997 and $704,000 in 1996. Increases in 1997 of $157,000 are attributed to additional equipment at the two acquired branches, as well as additional image processing equipment at SCC Resources. The increase in occupancy expense and the decrease in equipment expense can be attributed to two factors. First, in 1998, the Corporation reclassified certain assets from equipment to building. Also in 1998, Farmers made adjustments to their building depreciation and equipment depreciation to more accurately reflect the life of these assets.

FDIC premiums totaled $161,000 in 1998, compared to $48,000 in 1997 and $5,000 in 1996. The increase in FDIC premiums of $113,000 from 1997 to 1998 is a result of a change made by the FDIC in the rating of Farmers for a six-month period in 1998. The increase in FDIC premiums of $43,000 from 1996 to 1997 is a result of changes in the assessment calculation in the Deposit Insurance Fund Act of 1996 as well as higher deposit balances.

State of Ohio Franchise taxes were $657,000 in 1998, compared to $631,000 in 1997 and $594,000 in 1996. The franchise taxes are based on the capital positions of the Banks. The current dividend policy of the Banks, combined with a lack of growth, results in a relatively constant capital position of the Banks and hence little changes in the amount of the franchise tax.

Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $911,000 in 1998, compared to $1,110,000 in 1997 and $340,000 in 1996. Increases in these fees represent the additional consulting costs involved in the Citizens' acquisition of the EST First Merit branches in January, 1997, and the acquisition of The Farmers State Bank of New Washington, completed in April of 1998.

Amortization of intangible assets remained almost constant from 1997 to 1998 at increasing from $326,000 to $336,000. Amortization increased from 1996 to 1997 as a result of the deposit premium paid to EST National Bank in the acquisition of two branches. The premium paid was $1,494,000 and is being amortized on a straight-line method over 12 years.

Other operating expenses totaled $3,729,000 in 1998 compared to $3,479,000 in 1997 and $3,044,000 in 1996. Increases represent increased expenditures in advertising, marketing, and employee education and training in customer service and cross selling.

Income Tax Expense
------------------

Income before federal income taxes amounted to $8,094,000 in 1998, $5,999,000 in 1997 and $7,495,000 in 1996. The Corporation's effective income tax rate was 28.8% in 1998 compared to 26.0% in 1997 and 25.7% in 1996. The effective tax rate has increased since 1996 due to the Banks having less tax-exempt income on state and municipal securities and political subdivision loans.

Liquidity and Capital Resources
-------------------------------

The Banks maintain a conservative liquidity position. Liquidity is evidenced by 1998 year-end balances of $19,950,000 in federal funds sold and by approximately $171,953,000 in securities available for sale. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation's cash flows from operating activities resulting from net earnings.

Cash provided by operations for 1998 was $3,586,000. This includes earnings of $5,761,000 plus net adjustments of $2,175,000 to reconcile net earnings to net cash provided by operations. Cash used in investing activities was $21,023,000 in 1998 which includes net principal repayments on loans and purchases of securities available for sale. Cash from financing activities for 1998 totaled $16,185,000. This includes the net change in deposits, repayments of FHLB borrowings and the payments of dividends. Cash used by investing activities exceeded cash generated by operating activities and financing activities by $1,252,000, which resulted in an decrease in cash and due from banks to $16,444,000.

Future loan demand of the Banks can be funded by proceeds from payments on existing loans, the maturity of securities, the sale of securities classified as available for sale and the use of excess funds invested in the federal funds market. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank. On a separate entity basis, the Corporation's only source of funds is dividends paid primarily by the subsidiary Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to applicable minimum capital requirements, the Banks may declare a dividend without the approval of the Ohio Department of Commerce, Division of Financial Institutions, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. In 1998, Castalia paid a special $2,500,000 dividend to The Corporation. This dividend was paid with the approval of the State of Ohio Division of Financial Institutions and The Federal Reserve Bank. Also in 1998, Farmers paid a special $2,000,000 dividend to the Corporation. Farmers special dividend was not subject to any approval because payment of such did not fall outside of the requirements described above. The purpose of these special dividends was to accumulate cash at the Corporation to be used for general corporate purposes including the possible repurchase of its common stock. The amount of unrestricted dividends available to be paid by the Banks to the Corporation was approximately $2,414,000 at December 31, 1998. Management believes the future earnings of the Banks will be sufficient to support anticipated asset growth at the Banks and provide funds to the Corporation to continue dividends at their current level.

Capital Adequacy
----------------

The Corporation's policy is, and always has been, to maintain its capital levels above the minimum regulatory standards. Under the regulatory capital standards, total capital has been defined as tier I (core) capital and tier II (supplementary) capital. The Corporation's tier I capital includes shareholders' equity (net of unrealized security gains) and tier II capital includes the allowance for possible loan losses. The definition of assets has also been modified to include items both on and off the balance sheet. Each item is then assigned a risk weight or risk adjustment factor to determine ratios of capital to risk adjusted assets. The standards require that total capital (tier I plus tier II) be a minimum of 8% of risk adjusted assets, with at least 4% being in tier I capital. The Corporation's ratios as of December 31, 1998 and 1997 were 17.0% and 19.1% respectively for total capital, and 15.7% and 17.2% respectively for tier I capital.

Additionally, the Federal Reserve Board has adopted minimum leverage-capital ratios. These standards were established to supplement the previously issued risk based capital standards. The leverage ratio standards use the existing tier I capital definition but the ratio is applied to average total assets instead of risk adjusted assets. The standards require that tier I capital be a minimum of 4% of total average assets for high rated entities such as the Corporation. The Corporation's leverage ratio was 9.5% at December 31, 1998 and 1997.

On April 28, 1998, the Corporation completed its agreement to acquire The Farmers State Bank of New Washington, Ohio. This was accomplished by issuing
6.06 shares of the Corporation's common stock for each of the 200,000 shares of Farmers outstanding. The transaction was accounted for using the pooling of interests method of accounting. See Note 16 of the consolidated financial statements for further information regarding the merger.

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

Fair Value of Financial Instruments
-----------------------------------

The Corporation disclosed the estimated fair value of its financial instruments at December 31, 1998 and 1997 in Note 15 to the consolidated financial statements. The fair value of the Corporation's financial instruments generally increased relative to their carrying values during 1998 compared to 1997 as a result of a decline in the general level of interest rates . The fair value of loans at December 31, 1998 was 101.3% of the carrying value compared to 100.2% at December 31, 1997. The fair value of deposits at December 31, 1998 was 99.2% of the carrying value, compared to 100.3% at December 31, 1997.

Year 2000
---------

The Corporation has been aware of the potential impact of the Year 2000 on data processing and technology. The Corporation's data processing subsidiary, SCC, is totally dependent on its ability to process for the Corporation's subsidiary banks and other banking customers. SCC developed a Year 2000 plan, which was introduced in May 1997. The Year 2000 Plan is broken into 5 separate parts. Each part is important to the end result of being 2000 compliant. Upon completion of the plan all items will have been examined and corrected (or documented as an exception). The phases are as follows: awareness, assessment, renovation, validation, and implementation.

The awareness phase involves identifying the Year 2000 problem, gaining executive level support for recognizing the importance of the problem, and developing a team and strategy for handling the problem. First Citizens Banc Corp has appointed an Executive Y2K Committee. Each of the Banks; Citizens, Castalia and Farmers, have named Year 2000 coordinators. To help inform our customer and our community of the Year 2000 issue we have sent brochures out to our customers and held information seminars that were open to the public. The awareness phase is an ongoing phase, as all the phases are. We continue to keep the board informed of the banks progress and continued to inform our customers with mailers in their checking statements and notices in our branch lobbies.

The assessment phase involves identifying the size and complexity of the problem as it relates to First Citizens Banc Corp, including identifying all software, hardware, systems, and internal and external interdependencies that are affected by the century change. From the regulatory perspective, this also includes identifying the resources needed the time frames, and the processes necessary to handle the Year 2000 problem. Assessment lists have been completed listing those items that are Year 2000 susceptible, prioritizing them as to their importance. Maintaining this list and contact with all necessary vendors is an ongoing process. In addition to the impact on its own systems by the Year 2000, the Banks have recognized that borrowing customers could be impacted by the Year 2000 and that impact could impair the customers' ability to meet their obligations. Questionnaires were sent out to loan and deposit customers to help address our credit and liquidity risks. As a part of the assessment phase, we sent questionnaires to our customers and analyzed the potential risk on the deposit and loan portfolios. The Corporation has also developed a plan to increase liquidity to prepare for a potential cash out flow at the end of the year. The Corporation will continue to monitor Year 2000 risks throughout 1999.

The renovation phase involves programming or reprogramming systems, hardware and software upgrades, system replacements, and related changes that we will have to make to prepare all systems for the turn of the century. This includes ongoing contact with any third-party services or software providers that the bank may be using. First Citizens Banc Corp is having all incompliant hardware and software either updated or replaced. As part of the renovation phase, we are updating our computers and software so they will be ready for the Year 2000. A completion date of June, 1999 is set for all software to be compliant.

The validation phase is essentially the testing phase to determine that all upgrades or reprogrammed systems, as well as other systems that are believed to be Year 2000 compliant, are truly ready for the date change to January 1, 2000. First Citizens Banc Corp is developing a test plan to verify that all hardware and software in use will be ready for the Year 2000. Testing of the Fannie Mae system was conducted February 1999 with 90% of the test passing. A third party evaluation of the proxy testing results of the jack Henry 20/20 system was received in February 1999. Jack Henry is a Year 2000 compliant system. Conversion to the Jack Henry 20/20 system from our current core products system will begin in March, 1999.

The implementation phase involves certification that existing systems are ready to go, and that any new systems or changes to existing systems are compliant with the turn of the century requirements. Active involvement of all departments and teams will monitor new and existing items to insure that a smooth transition into the Year 2000 and beyond is achieved. As systems are tested to be Year 2000 compliant or new compliant software is purchased it is implemented into the current system.

In anticipation of potential Year 2000 problems, the Corporation has addressed both preventative measures and corrective actions. Management has set a budget of $281,100 for Year 2000 related issues. Year-to-date through December 31, 1998, $176,900 has been spent on solutions for possible problems. In addition to the dollars spent, specific contingency plans are in place for all mission critical items. Mission critical items are the programs that must be in place in order for the Corporation to continue operations with minimal business disruptions. The contingency plans vary widely and range from manual report preparation to telephone authorization of funds transfer to reliance on vendor's contingencies where no other alternative exists

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1998, based on the information and assumptions set forth in the notes. The Corporation believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Corporation's market area, are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 1998. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding as set forth in the notes. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

On-Balance-Sheet Financial Instruments (Dollars in thousands)

                        1999        2000        2001        2002        2003    Thereafter     Total     Fair Value
                        ----        ----        ----        ----        ----    ----------     -----     ----------
Interest-earning assets:
    Loans receivable(1)(2)
       Fixed rate   $  24,549   $  17,327   $  14,705   $  14,533    $  8,895    $ 57,471    $  137,480  $  137,825
       Avg. int. rate    8.79%       8.74%       8.49%       8.21%       8.37%       7.83%         8.26%

       Adj. rate    $   8,524   $   3,937   $   1,157   $   1,530    $  1,656    $130,447    $  147,251  $  150,477
       Avg. int. rate    8.61%       8.27%       8.10%       8.11%       7.89%       7.59%         7.68%

    Mortgage-backed
     securities(3)
       Fixed rate   $     197                           $   1,959    $    658    $ 17,743    $   20,557  $   20,563
       Avg. int. rate%   6.63%                               5.50%       6.00%       6.03%         5.27%

       Adj. rate                                                                 $    217    $      217  $      217
       Avg. int. rate                                                                6.29%         6.29%

    Securities(4)   $  27,140   $  24,911   $  26,078   $  19,298    $ 17,608    $ 36,954    $  151,989  $  151,997
    Avg. int. rate       6.39%       6.33%       6.33%       6.29%       5.51%       5.44%        6.02%

    Fed funds sold  $  19,950                                                                $   19,950  $   19,950
    Avg. int. rate      5.40%                                                                    5.40%

       Total        $  80,360   $  46,175   $  41,940   $  37,320    $ 28,817    $242,832    $  477,444  $  481,029

Interest-bearing liabilities:
    Interest-bearing
      deposits and
      escrows(5)    $ 213,024   $  58,972   $  42,072   $  20,189    $    744    $ 44,324    $  379,325  $  376,038
    Avg. int. rate       4.63%       3.95%       3.31%       3.80%       5.81%       1.77%        4.00%

    Borrowings      $  28,618   $     559   $     591   $     625    $    183                $   30,576  $   30,576
    Avg. int. rate       4.73%       5.74%       5.81%       6.15%       7.46%                     4.81%

       Total        $ 241,642   $  59,531   $  42,663   $  20,814    $    927    $ 44,324    $  409,901  $  406,614

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

1997 information has not been presented because it is cost prohibitive to restate for the values of the pooled affiliate.

                              [CROWE CHIZEK LOGO]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
First Citizens Banc Corp
Sandusky, Ohio


We have audited the accompanying consolidated balance sheets of First Citizens Banc Corp as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Banc Corp as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                             /s/ Crowe, Chizek and Company LLP
                                                 Crowe, Chizek and Company LLP

Columbus, Ohio
January 29, 1999

                            FIRST CITIZENS BANC CORP
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                     1998                 1997
                                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                                     $      16,443,613    $      17,695,634
Federal funds sold                                                                  19,950,000           17,600,000
Interest-bearing deposits                                                              248,282              347,282
Securities available for sale                                                      171,952,700          137,217,076
Securities held to maturity (Estimated fair values of
  $823,632 in 1998 and $6,796,389 in 1997)                                             810,122            6,737,206
Loans held for sale                                                                  2,273,509              690,998
Loans, net                                                                         278,782,075          287,738,058
Premises and equipment, net                                                          7,363,513            7,562,988
Accrued interest receivable                                                          3,717,568            3,351,947
Intangible assets                                                                    2,533,963            2,870,011
Other assets                                                                         4,813,518            2,307,172
                                                                             -----------------    -----------------

         Total assets                                                        $     508,888,863    $     484,118,372
                                                                             =================    =================


LIABILITIES
Deposits
     Noninterest bearing                                                     $      38,574,055    $      36,836,226
     Interest bearing                                                              379,325,190          365,347,015
                                                                             -----------------    -----------------
         Total deposits                                                            417,899,245          402,183,241
Federal Home Loan Bank advances                                                     13,235,165           14,488,034
Securities sold under repurchase agreements                                         16,369,681            7,779,346
U.S. Treasury interest-bearing demand note payable                                     971,558            3,375,458
Accrued expenses and other liabilities                                               6,672,283            5,092,858
                                                                             -----------------    -----------------
     Total liabilities                                                             455,147,932          432,918,937
                                                                             -----------------    -----------------


SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
  4,263,401 shares issued and outstanding                                           23,257,520           23,257,520
Retained earnings                                                                   26,811,264           25,514,853
Accumulated other comprehensive income                                               3,672,147            2,427,062
                                                                             -----------------    -----------------
     Total shareholders' equity                                                     53,740,931           51,199,435
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     508,888,863    $     484,118,372
                                                                             =================    =================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                     1998              1997               1996
                                                                     ----              ----               ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                                     $    24,357,161    $    24,015,061   $     21,725,418
    Securities:  taxable                                            6,751,399          6,820,602          7,339,820
                tax-exempt                                          2,093,206          2,166,143          2,310,941
    Federal funds sold                                                943,431            582,845            664,401
    Other                                                              58,739             64,361             97,220
                                                              ---------------    ---------------   ----------------
                                                                   34,203,936         33,649,012         32,137,800
INTEREST EXPENSE
    Deposits                                                       15,909,096         15,247,451         14,497,410
    Federal Home Loan Bank advances                                   797,265            866,482            931,866
    Other                                                             588,874            561,067            426,288
                                                              ---------------    ---------------   ----------------
                                                                   17,295,235         16,675,000         15,855,564
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME                                                16,908,701         16,974,012         16,282,236

Provision for loan losses                                             361,886          1,129,468            733,350
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                16,546,815         15,844,544         15,548,886
                                                              ---------------    ---------------   ----------------

NONINTEREST INCOME
    Computer center data processing fees                            1,640,275          2,191,004          2,091,847
    Gain on sale of data processing contracts                       1,534,120
    Service charges                                                   957,573            923,957            854,551
    Net gains on sale of securities                                   574,981            107,057             58,771
    Net gains on sale of loans                                        234,973             61,317
    Other                                                           1,284,273          1,062,015            841,154
                                                              ---------------    ---------------   ----------------
                                                                    6,226,195          4,345,350          3,846,323

NONINTEREST EXPENSE
    Salaries, wages and benefits                                    7,167,285          7,074,025          6,383,207
    Net occupancy expense                                             933,377            661,157            628,562
    Equipment expense                                                 784,206            860,983            703,744
    Federal deposit insurance premiums                                160,812             47,950              5,000
    State franchise tax                                               657,283            631,061            593,917
    Professional services                                             910,867          1,109,808            339,827
    Amortization of intangible assets                                 336,048            326,048            201,528
    Other operating expenses                                        3,729,109          3,479,379          3,044,268
                                                              ---------------    ---------------   ----------------
                                                                   14,678,987         14,190,411         11,900,053
                                                              ---------------    ---------------   ----------------

Income before taxes                                                 8,094,023          5,999,483          7,495,156
Income tax expense                                                  2,333,356          1,558,939          1,926,918
                                                              ---------------    ---------------    ---------------

NET INCOME                                                    $     5,760,667    $     4,440,544    $     5,568,238
                                                              ---------------    ---------------    ---------------


EARNINGS PER COMMON SHARE                                     $          1.35    $          1.04    $          1.31
                                                              ===============    ===============    ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                       Unrealized
                                                                                         Gain on
                                                                                       Securities        Total
                                            Common Stock               Retained         Available    Shareholders'
                                       Shares           Amount         Earnings         for Sale        Equity
                                       ------           ------         --------         --------        ------
Balance, January 1, 1996               1,974,773   $   23,257,520    $   22,451,345   $   853,740   $    46,562,605

Comprehensive income:
     Net income                                                           5,568,238                       5,568,238
     Change in unrealized gain on
       securities available for sale                                                      (42,341)          (42,341)
                                                                                                    ----------------
              Total                                                                                       5,525,897

Cash dividends ($1.02 per share)                                         (3,120,164)                     (3,120,164)

Cash dividends declared Farmers,
  prior to merger                                                          (280,000)                       (280,000)

Four-for-one stock split effected in
  the form of a 300% stock dividend    2,288,628
                                     -----------   --------------    --------------   -----------   ---------------

Balance, December 31, 1996             4,263,401       23,257,520        24,619,419       811,399        48,688,338

Comprehensive income:
     Net income                                                           4,440,544                       4,440,544
     Change in unrealized gain on
       securities available for sale                                                    1,615,663         1,615,663
                                                                                                    ---------------
              Total                                                                                       6,056,207

Cash dividends ($1.07 per share)                                         (3,265,110)                     (3,265,110)

Cash dividends declared Farmers,
  prior to merger                                                          (280,000)                       (280,000)
                                     -----------   --------------    --------------   -----------   ---------------

Balance, December 31, 1997             4,263,401       23,257,520        25,514,853     2,427,062        51,199,435

Comprehensive income:
     Net income                                                           5,760,667                       5,760,667
     Change in unrealized gain on
       securities available for sale                                                    1,245,085         1,245,085
                                                                                                    ---------------
              Total                                                                                       7,005,752

Cash paid for fractional shares                                              (3,451)                         (3,451)

Cash dividends ($1.11 per share)                                         (4,368,805)                     (4,368,805)

Cash dividends declared Farmers,
  prior to merger                                                           (92,000)                        (92,000)
                                     -----------   --------------    --------------   -----------   ---------------

Balance, December 31, 1998             4,263,401   $   23,257,520    $   26,811,264   $ 3,672,147   $    53,740,931
                                     ===========   ==============    ==============   ===========   ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                       1998             1997              1996
                                                                       ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $     5,760,667   $    4,440,544   $     5,568,238
    Adjustments to reconcile net income to net cash from
      operating activities
       Security amortization, net of accretion                           371,550          156,086           151,113
       Depreciation                                                      577,239          886,933           722,330
       Write-down of obsolete property and equipment                     437,501
       Amortization of intangible assets                                 336,048          336,065           213,372
       Security (gains) losses                                          (574,981)         106,629           (19,772)
       Provision for loan losses                                         361,886        1,129,468           733,350
       Loans originated for sale                                     (10,921,465)      (2,892,410)
       Proceeds from sale of loans                                     9,463,171        2,262,728
       Gain on sale of loans                                            (234,973)         (61,317)
       Amortization of mortgage servicing rights                          11,405
       Deferred income taxes                                             726,990         (257,542)            7,028
       Change in
          Net deferred loan fees                                        (162,502)         (61,927)           30,874
          Accrued interest receivable                                   (365,621)        (107,378)          416,771
          Other assets                                                (2,411,988)        (314,271)          (42,941)
          Accrued interest, taxes and other expenses                     211,028          402,027          (681,604)
                                                                 ---------------   --------------   ---------------
       Net cash from operating activities                              3,585,955        6,025,635         7,098,759
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities held to maturity
       Proceeds from maturities and repayments                         5,919,787        5,557,254         8,311,273
       Purchases                                                                       (4,904,789)       (1,406,858)
       Sales                                                                            1,329,289
    Securities available for sale
       Proceeds from calls, maturities and repayments                 51,168,709       22,940,951        18,155,274
       Purchases                                                     (85,220,103)     (19,676,447)      (22,507,163)
       Sales                                                           1,412,990       10,427,598           158,857
    Loan originations, net of loan payments                            8,761,592      (28,782,920)      (20,428,556)
    Proceeds from the sale of property and equipment                                       32,350           328,094
    Property and equipment expenditures                                 (815,265)        (550,268)       (1,055,402)
    Change in federal funds sold                                      (2,350,000)      (8,179,000)          294,000
    Maturity on interest bearing deposit                                  99,000          686,000           588,749
                                                                 ---------------   --------------   ---------------
       Net cash from investing activities                            (21,023,290)     (21,119,982)      (17,561,732)
                                                                 ---------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Branch acquisition                                                                 12,153,945
    Net change in deposits                                            15,716,004       11,797,095         6,568,364
    Repayment of Federal Home Loan Bank borrowings                    (1,252,869)      (1,183,652)       (1,118,267)
    Net change in securities sold under
      repurchase agreements                                            8,590,335       (2,177,686)          822,982
    Cash dividends paid                                               (4,464,256)      (3,545,110)       (3,360,164)
    Change in U.S. Treasury interest-bearing notes payable            (2,403,900)       1,598,957         1,238,721
                                                                 ---------------   --------------   ---------------
       Net cash from financing activities                             16,185,314       18,643,549         4,151,636
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                               (1,252,021)       3,549,202        (6,311,337)
Cash and cash equivalents at beginning of year                        17,695,634       14,146,432        20,457,769
                                                                 ---------------   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    16,443,613   $   17,695,634   $    14,146,432
                                                                 ===============   ==============   ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by First Citizens Banc Corp which have a significant effect on the financial statements.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of First Citizens Banc Corp (Corporation) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Farmers State Bank (Farmers), The Castalia Banking Company (Castalia), SCC Resources, Inc. (SCC), and R. A. Reynolds Appraisal Services, Inc. (Reynolds). All significant intercompany balances and transactions have been eliminated in consolidation.

As more fully discussed in a separate note, the Corporation acquired Farmers in a business combination which was consummated on April 28, 1998. The acquisition was accounted for as a pooling of interests and prior year amounts have been restated to include Farmers for all periods presented

NATURE OF OPERATIONS: The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Marion and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 1998, SCC provided data processing for 12 financial institutions in addition to the three subsidiary banks. SCC accounted for 7.9% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to the subsidiary banks and other financial institutions. Reynolds accounts for less than 1% of total Corporation revenues. Management considers the Company to operate primarily in one segment, banking.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

CASH: For purposes of reporting cash flows, the Corporation considers "cash and cash equivalents" to include cash on hand and demand deposits with financial institutions. The Corporation reports net cash flows for federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other short-term borrowings. For the years ended December 31, 1998, 1997 and 1996, the Corporation paid interest of $17,527,000, $16,594,000 and $15,980,000, and income taxes of $1,415,000, $2,034,000 and
$1,997,000.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the asset.

SERVICING RIGHTS: Servicing rights are recognized as assets for the allocated value of retained serving rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

INTANGIBLE ASSETS: Amounts as reported on the consolidated balance sheets represent goodwill that arose from the purchase of Castalia in 1990 and core deposit intangibles that arose from the purchase of two branch offices and assumption of related deposits in 1997. Goodwill is being amortized on the straight-line method over 15 years and core deposits are being amortized on the straight-line method over 12 years. The Corporation assesses the recoverability of intangible assets by determining whether the balance can be recovered through undiscounted future operating cash flows of Castalia and the branches. At December 31, 1998, the remaining balances of goodwill and core deposit intangibles totaled $1,276,000 and $1,258,000, respectively.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OTHER REAL ESTATE: Real estate owned, other than that used in the normal course of business, is included in other assets at fair value less estimated costs to sell. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair value is recognized in a valuation allowance by charges to income. Other real estate owned included in other assets totaled approximately $456,000 at December 31, 1998 and $108,000 at December 31, 1997.

LONG-TERM ASSETS: These assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

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

FINANCIAL INSTRUMENTS: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS; Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

EARNINGS PER SHARE: A 4-for-1 stock split effected in the form of a 300% stock dividend was paid to shareholders of record as of April 16, 1996. Earnings per share is computed based on the weighted average number of shares of capital stock outstanding during each year as restated for the stock split, which totaled 4,263,401 shares in 1998, 1997 and 1996. Dividends per share are based on the number of shares outstanding at the declaration date giving retroactive effect to the stock split.

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1997 and 1996 financial statements have been reclassified to correspond with the 1998 presentation.


NOTE 2 - SECURITIES

Year-end securities are as follows:

                                               _______________________________1 9 9 8______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                     $    69,024,266    $    1,198,600    $     (98,129) $     70,124,737
Obligations of state and political
  subdivisions                                      52,759,051         1,661,950          (17,364)       54,403,637
Other securities, including mortgage-
  backed and equity securities                      44,605,521         2,858,743          (39,938)       47,424,326
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $   166,388,838    $    5,719,293    $    (155,431) $    171,952,700
                                               ===============    ==============    =============  ================

HELD TO MATURITY
Obligations of state and political
  subdivisions                                 $       355,000    $        7,564                   $        362,564
Other securities, including mortgage-
  backed securities                                    455,122             6,054    $        (108)          461,068
                                               ---------------    --------------    -------------  ----------------

     Total securities held to maturity         $       810,122    $       13,618    $        (108) $        823,632
                                               ===============    ==============    =============  ================


--------------------------------------------------------------------------------

                                  (Continued)

                                               _______________________________1 9 9 7______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $    72,157,416    $      308,423    $    (179,531) $     72,286,308
Obligations of state and political
  subdivisions                                      33,328,474         1,274,319          (16,135)       34,586,658
Other securities, including mortgage-
  backed and equity securities                      27,878,862         2,528,087          (62,839)       30,344,110
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $   133,364,752    $    4,110,829    $    (258,505) $    137,217,076
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
                                               ===============    ==============    =============  ================

The contractual maturities of debt securities at year-end 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, and equity securities are shown separately.

                                                          Held-to-maturity                Available for sale
                                                       Amortized         Fair           Amortized         Fair
                                                         Cost            Value            Cost            Value
                                                         ----            -----            ----            -----
    Due in one year or less                         $     122,500    $    124,847   $   23,731,550  $    23,915,790
    Due from one to five years                            232,500         237,717       91,351,783       93,190,872
    Due from five to ten years                                                          24,443,595       25,311,726
    Due after ten years                                                                    213,905          226,737
    Mortgage-backed                                       455,122         461,068       20,262,536       20,313,714
    Equity securities                                                                    6,385,469        8,993,861
                                                    -------------    ------------   --------------  ---------------

       Total                                        $     810,122    $    823,632   $  166,388,838  $   171,952,700
                                                    =============    ============   ==============  ===============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

During 1995, management concluded that the remaining bonds of Tower Healthcare Receivables Corp. had no market value. Therefore, the Corporation eliminated the remaining carrying value of the bonds which was $226,000 after cash payments received during 1995. These securities had previously been written down by $700,000 when Towers Financial Corp. (parent company) filed bankruptcy in 1993. The Corporation received $25,000, $214,000 and $39,000 in recoveries from Tower Financial Corp. in 1998, 1997, and 1996.

Proceeds from sales of securities, gross realized gains and gross realized losses for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                       Gross             Gross
                                                                                     Realized            Realized
                                                                Sales Proceeds         Gains             Losses
                                                                --------------         -----             ------
Year ended December 31, 1998                                   $    1,412,000       $   542,000
Year ended December 31, 1997                                       11,757,000            63,000        $   170,000
Year ended December 31, 1996                                          159,000             6,000

During 1997, Farmers sold securities classified as held to maturity for interest rate risk management purposes. As a result, all remaining held-to-maturity securities at Farmers were transferred to the available-for-sale portfolio as of December 31, 1997. Proceeds from these sales totaled $1,329,289, resulting in gross realized gains of $45,289. These sales are included in the above totals. The amortized cost of the remaining held-to-maturity portfolio transferred to available for sale was $34,998,000. The net unrealized gain on these securities was $720,000 on the date of transfer.

Securities called or settled by the issuer resulted in gains of $8,000 and $14,000 in 1998 and 1996.

Securities with a carrying value of $60,960,000 and $48,318,000 were pledged as of December 31, 1998 and 1997, to secure public deposits and other deposits and liabilities as required or permitted by law.


NOTE 3 - LOANS

Loans at year-end were as follows:

                                                                           1998                 1997
                                                                           ----                 ----

         Commercial and agricultural                                 $     55,650,059    $      68,969,554
         Real estate mortgage                                             178,584,805          177,778,532
         Real estate construction                                           3,492,928            3,922,768
         Consumer                                                          44,987,536           41,127,582
         Credit card and other                                              1,426,312            1,693,798
         Leases                                                               589,015              736,042
                                                                     ----------------    -----------------
              Total loans                                                 284,730,655          294,228,276
         Allowance for loan losses                                         (4,567,126)          (4,707,051)
         Deferred loan fees                                                (1,140,518)          (1,303,020)
         Unearned interest                                                   (240,936)            (480,147)
                                                                     ----------------    -----------------

         Net loans                                                   $    278,782,075    $     287,738,058
                                                                     ================    =================

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the subsidiary banks. The following is a summary of activity during 1998 for such loans.

         Balance - January 1, 1998                                     $    4,963,015
         New loans and advances                                             2,816,748
         Repayments                                                        (2,502,445)
                                                                       --------------

         Balance - December 31, 1998                                   $    5,277,318
                                                                       ==============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses was as follows:

                                                            1998               1997              1996
                                                            ----               ----              ----
         Balance - January 1                          $     4,707,051    $    3,935,038     $    3,584,569
         Provision for loan losses                            361,886         1,129,468            733,350
         Loans charged off                                   (724,739)         (557,701)          (519,932)
         Recoveries                                           222,928           200,246            137,051
                                                      ---------------    --------------     --------------

         Balance - December 31                        $     4,567,126    $    4,707,051     $    3,935,038
                                                      ===============    ==============     ==============

Information with respect to impaired loans is as follows:

                                                                                  1998            1997
                                                                                  ----            ----
         Year-end loans with no allocated allowance for loan
           losses                                                              $       --       $       --
         Year-end loans with allocated allowance for loan losses                4,159,000        4,435,000
         Amount of allowance for loan losses allocated                          1,173,000        1,253,000
         Average balance of impaired loans during year                          3,915,000        3,264,000
         Interest income recognized during impairment                             273,000          227,000
         Interest income recognized on a cash basis                               273,000          182,000

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                            1998                 1997
                                                                            ----                 ----

         Land and improvements                                         $       807,232    $        807,232
         Buildings and improvements                                          6,854,051           6,783,708
         Furniture and equipment                                             7,132,152           6,660,772
                                                                       ---------------    ----------------
              Total                                                         14,793,435          14,251,712
         Accumulated depreciation                                            7,429,922           6,688,724
                                                                       ---------------    ----------------

              Premises and equipment, net                              $     7,363,513    $      7,562,988
                                                                       ===============    ================

The Corporation has no material future-lease commitments.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 6 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 1998 and 1997 were as follows:

                                                                          1998                 1997
                                                                          ----                 ----

           Demand                                                 $      58,453,216    $      50,207,130
           Statement and passbook savings                               108,492,369          106,420,018
           Certificates of deposit:
              In excess of $100,000                                      35,453,288           30,795,165
              Other                                                     152,538,800          160,396,499
           Individual Retirement Accounts                                24,387,517           17,528,203
                                                                  -----------------    -----------------

              Total                                               $     379,325,190    $     365,347,015
                                                                  =================    =================

At December 31, 1998, the scheduled maturities of certificates of deposit were as follows:

                           1999                                           $    148,727,914
                           2000                                                 22,381,966
                           2001                                                  8,899,574
                           2002                                                  6,975,525
                           2003                                                    744,081
                           2004                                                    263,028
                                                                          ----------------

                                    Total                                 $    187,992,088
                                                                          ================

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Corporation has fixed-rate and mortgage-matched advances from the Federal Home Loan Bank. Mortgage-matched advances are utilized to fund specific fixed-rate loans with certain prepayment of principal permitted without penalty.

At December 31, 1998 and 1997, Federal Home Loan Bank borrowings were as follows:

                                                                              1998               1997
                                                                              ----               ----

         5.95 percent secured note                                     $     7,731,782    $      8,263,827
         5.80 percent secured note                                             487,630             588,182
         5.60 percent secured note                                           1,234,451           1,484,733
         5.55 percent secured note                                             765,362             914,167
         5.25 percent secured note                                           3,015,940           3,237,125
                                                                       ---------------    ----------------

                                                                       $    13,235,165    $     14,488,034
                                                                       ===============    ================

--------------------------------------------------------------------------------

                                  (Continued)

The notes outstanding at December 31, 1998 had required annual principal payments as follows:

                    1999                                                        $    11,276,205
                    2000                                                                558,991
                    2001                                                                591,261
                    2002                                                                625,392
                    2003                                                                183,316
                                                                                ---------------

                                                                                $    13,235,165
                                                                                ===============

Federal Home Loan Bank borrowings are collateralized by the subsidiary Banks' Federal Home Loan Bank stock and a blanket pledge of the Banks' residential mortgage loan portfolios.


NOTE 8 - OTHER BORROWINGS

Securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase and treasury tax and loan deposits was as follows:

                                                                              1998               1997
                                                                              ----               ----

         Average balance during the year                               $    12,892,000    $     10,682,000
         Average interest rate during the year                                    4.58%               5.25%
         Maximum month-end balance during the year                          17,341,000    $     12,697,000

Securities underlying repurchase agreements at year-end were as follows.

                                                                              1998               1997
                                                                              ----               ----

         Carrying value of securities                                  $    24,351,000    $     15,683,000
         Fair Value                                                    $    24,351,000    $     15,683,000

NOTE 9 - INCOME TAXES

Income tax expense was as follows:

                                                            1998               1997              1996
                                                            ----               ----              ----

         Current                                      $     1,606,366    $    1,816,481     $    1,919,890
         Deferred                                             726,990          (257,542)             7,028
                                                      ---------------    --------------     --------------

              Income tax expense                      $     2,333,356    $    1,558,939     $    1,926,918
                                                      ===============    ==============     ==============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

The differences between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                            1998               1997              1996
                                                            ----               ----              ----
         Income taxes computed at the
           statutory federal tax rate                 $     2,751,968    $    2,039,824     $    2,548,353
         Add (subtract) tax effect of
              Nontaxable interest income, less
                related nondeductible interest
                expense                                      (608,005)         (641,403)          (688,488)
              Dividends received deduction                    (45,306)          (47,588)           (41,625)
              Amortization of goodwill                         68,522            68,522             68,522
              Nondeductible reorganization costs               89,879           105,992
              Other                                            76,298            33,592             40,156
                                                      ---------------    --------------     --------------

              Total income tax provision              $     2,333,356    $    1,558,939     $    1,926,918
                                                      ===============    ==============     ==============

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                                                1998              1997
                                                                                ----              ----

         Allowance for loan losses                                       $    1,180,970     $    1,228,231
         Deferred loan fees                                                     325,291            381,070
         Other                                                                   76,852             64,200
                                                                         --------------     --------------
              Deferred tax asset                                              1,583,113          1,673,501
                                                                         --------------     --------------

         Tax depreciation in excess of book depreciation                       (267,057)          (425,930)
         Discount accretion on investment securities                            (10,726)           (18,800)
         Pension costs                                                          (79,502)           (96,100)
         Undistributed equity earnings of computer center                      (269,700)          (269,700)
         Federal Home Loan Bank stock dividends                                (364,310)          (272,254)
         Unrealized gain on securities available for sale                    (1,891,712)        (1,250,215)
         Intangible asset amortization                                         (133,822)          (135,400)
         Leases                                                                 (80,740)           (44,320)
         Deferred installment gain                                             (654,881)
         Other                                                                  (47,168)            (8,800)
                                                                         --------------     --------------
              Deferred tax liability                                         (3,799,618)        (2,521,519)
                                                                         --------------     ---------------

                  Net deferred tax liability                             $   (2,216,505)    $     (848,018)
                                                                         ==============     ==============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS

The Corporation and its subsidiaries sponsor a savings and retirement 401(k) plan which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $67,000, $59,000 and $44,000 in 1998, 1997 and 1996.

The Corporation and its subsidiaries also sponsor a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 21, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. No contributions were allowable in 1998, 1997 or 1996.

Information about pension plan was as follows:

                                                           1998           1997
                                                           ----           ----
Change in benefit obligation:
     Beginning benefit obligation                      $ 3,633,341    $ 3,440,946
     Service cost                                          234,494        253,096
     Interest cost                                         239,789        259,514
     Actuarial (gain) loss                                 909,770       (174,683)
     Benefits paid                                        (929,373)       (95,922)
     Expenses paid                                         (48,850)       (49,610)
                                                       -----------    -----------
     Ending benefit obligation                           4,039,171      3,633,341

Change in plan assets, at fair value:
     Beginning plan assets                               4,935,505      4,450,990
     Actual return                                         (35,599)       630,047
     Employer contribution
     Benefits paid                                        (929,373)       (95,922)
     Expenses paid                                         (48,850)       (49,610)
                                                       -----------    -----------
     Ending plan assets                                  3,921,683      4,935,505
                                                       -----------    -----------

Funded status                                             (117,488)     1,302,164
Unrecognized net actuarial loss (gain)                     827,453       (534,344)
Unrecognized prior service cost                            116,363        129,421
Unrecognized net transition asset at January 1, 1989
  being recognized over 17 years                          (574,961)      (654,266)
                                                       -----------    -----------

Prepaid benefit cost                                   $   251,367    $   242,975
                                                       ===========    ===========

The components of pension expense and related actuarial assumptions were as follows:

                                                                              1998            1997          1996
                                                                              ----            ----          ----

Service cost                                                            $    234,494    $    253,096   $    210,335
Interest cost                                                                239,789         259,514        216,600
Expected return on plan assets                                                84,449        (580,437)      (265,410)
Net amortization and deferral                                               (567,124)        120,351       (105,368)
                                                                        ------------    ------------   ------------
              Net                                                       $     (8,392)   $     52,524   $     56,157
                                                                        ============    ============   ============

Discount rate on benefit obligation                                             7.27%           7.71%         7.71%
Long-term rate of return on plan assets                                         9.00            9.00          9.00
Rate of compensation increase                                                   4.00            5.00          5.00

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS (Continued)

During 1997 and the first seven months of 1998, Farmers maintained a fully insured defined benefit pension plan covering substantially all employees. Pension costs were funded through the purchase of retirement income insurance and retirement annuity policies. The plan was terminated on July 31, 1998. The plan assets will be distributed to the participants in 1999. The employees affected by the termination were included in the existing retirement plans sponsored by the Corporation beginning April 30, 1998. Due to the nature of the Farmers plan, no gain or loss is expected as a result of the termination.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Bank subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in case of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the balance sheet. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of December 31, 1998 and 1997.

Commitments to extend credit and letters of credit approximated the following amounts at December 31, 1998 and 1997:

                                                                                  Contract Amount
                                                                                  ---------------
                                                                              1998               1997
                                                                              ----               ----
         Commitments to extend credit:
              Lines of credit and construction loans                   $    23,412,000    $     20,308,000
              Credit cards                                                   3,315,000           3,169,000
         Letters of credit                                                     623,000             677,000
                                                                       ---------------    ----------------

                                                                       $    27,350,000    $     24,154,000
                                                                       ===============    ================

The subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements at December 31, 1998 and 1997 approximated $2,326,000 and $2,059,000.

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

--------------------------------------------------------------------------------
                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 12 - RESTRICTIONS ON RETAINED EARNINGS

The Corporation's primary source of funds for paying dividends to its shareholders and for operating expenses is dividends received from the Banks. Payment of dividends by the Banks to the Corporation is subject to restrictions by their regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory requirements. Under the most restrictive of these requirements, the Corporation estimates that retained earnings available for payment of dividends by the Banks' to the Corporation approximates $2,414,000 and $3,554,000 at December 31, 1998 and 1997.


NOTE 13 - REGULATORY MATTERS

Prior to its merger with the Corporation, Farmers entered into a Memorandum of Understanding (the "MOU") dated October 31, 1997, by and among Farmers, the Ohio Department of Commerce, Division of Financial Institutions (ODFI) and the FDIC, whereby Farmers has agreed to comply with certain directives which are intended to correct operational deficiencies identified in the ODFI's March 14, 1997 Examination Report (the "Examination Report") and improve Farmers' overall financial condition.

The MOU requires Farmers to, among other things:

     i. Achieve and maintain an adequate valuation reserve for loan losses; conduct a quarterly assessment of the loan loss reserve and nonperforming loans; maintain documentation in support of the foregoing; and, submit to the ODFI and the FDIC a record of the methodology used for determining loan loss reserves.

     ii. Develop a written plan designed to improve Farmers' position on certain loans more than $100,000 that are past due on principal or interest by 90 days or more.

     iii. Prepare and submit to the ODFI and the FDIC for review and approval
          (a) a management plan describing actions to be taken by the Bank's Board of Directors to strengthen management and improve the Board's supervision of the Bank's affairs, (b) an amended written loan policy including the recommendations detailed in the Examination Report, (c) written loan review procedures designed to identify and categorize problem credit and assess the overall quality of the loan portfolio,
          (d) an amended approval policy and procedures consistent with the Examination Report and regulatory guidelines (e) an amended written investment policy consistent with regulatory guidelines (f) an amended interest risk policy and procedures consistent with the Examination Report and regulatory guidelines and (g) quarterly progress reports detailing the actions taken to secure compliance with the MOU and the results thereof.

     iv. Refrain from (a) declaring or paying dividends without prior written approval of the ODFI and the FDIC when the Bank's tier one leverage ratio is below 7.5%.

Farmers has implemented corrective actions to comply with the provisions of the MOU and management believes they are operating within substantial compliance with the provisions of the MOU.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (Continued)

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

As of December 31, 1998, the most recent notification from the Federal Reserve categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

At December 31, 1998 and 1997, the Corporation's actual capital levels (in millions) and minimum required levels were:

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                       For Capital              Prompt Corrective
                                              Actual                Adequacy Purposes           Action Provisions
                                       Amount         Ratio        Amount          Ratio      Amount         Ratio
                                       ------         -----        ------          -----      ------         -----
     1998
     ----

     Total capital                     $51.3          17.0%       $24.1            8.0%       $30.1          10.0%
       (to risk weighted assets)
     Tier I capital                    $47.5          15.7%       $12.1            4.0%       $18.2           6.0%
       (to risk weighted assets)
     Tier I capital                    $47.5           9.5%       $20.0            4.0%       $25.0           5.0%
       (to average assets)

     1997
     ----

     Total capital                     $50.9          19.1%       $21.3            8.0%       $26.6          10.0%
  (to risk weighted assets)
     Tier I capital                    $45.9          17.2%       $10.7            4.0%       $16.0           6.0%
       (to risk weighted assets)
     Tier I capital                    $45.9           9.5%       $19.3            4.0%       $24.2           5.0%
       (to average assets)

The regulatory capital ratios of the Banks are similar to the Corporation's ratios.

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

A summary of condensed financial information of the parent company at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 were as follows:

CONDENSED BALANCE SHEETS                                                              1998               1997
                                                                                      ----               ----

Assets:
     Cash                                                                       $     6,876,368    $      3,937,595
     Investment in subsidiaries                                                      46,874,805          47,230,090
     Other assets                                                                       426,322             426,322
                                                                                ---------------    ----------------

         Total assets                                                           $    54,177,495    $     51,594,007
                                                                                ===============    ================

Liabilities and Shareholders' Equity:
     Deferred income taxes and other liabilities                                $       436,564    $        394,572
     Common stock                                                                    23,257,520          23,257,520
     Retained earnings                                                               26,811,264          25,514,853
     Unrealized gain on securities available for sale                                 3,672,147           2,427,062
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $    54,177,495    $     51,594,007
                                                                                ===============    ================

CONDENSED STATEMENTS OF INCOME                                      1998              1997               1996
                                                                    ----              ----               ----

Dividends from subsidiaries                                    $    7,511,664     $    3,693,249    $     4,244,820
Other income                                                           31,000             24,417              7,448
Other expense, net                                                   (273,627)          (297,824)          (154,283)
                                                               --------------     --------------    ---------------

     Earnings before equity in undistributed
       net earnings of subsidiaries                                 7,269,037          3,419,842          4,097,985

(Distributions in excess of earnings of subsidiaries)/
   equity in undistributed net earnings of subsidiaries            (1,508,370)         1,020,702          1,470,253
                                                               --------------     --------------    ---------------

     Net income                                                $    5,760,667     $    4,440,544    $     5,568,238
                                                               ==============     ==============    ===============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS                                   1998             1997               1996
                                                                     ----             ----               ----

Operating activities:
     Net income                                                $    5,760,667     $    4,440,544    $     5,568,238
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Change in other assets and other liabilities                  41,992           (121,031)           232,720
         Distributions in excess of/(equity in
           undistributed) net earnings of subsidiaries              1,508,370         (1,020,702)        (1,470,253)
                                                               --------------     --------------    ---------------
         Net cash from operating activities                         7,311,029          3,298,811          4,330,705
                                                               --------------     --------------    ---------------

Investing activities:
     Loan to subsidiary                                                                 (300,000)            50,000
                                                               --------------     --------------    ---------------
         Net cash from investing activities                                             (300,000)            50,000
                                                               --------------     --------------    ---------------

Financing activities:
     Cash paid for fractional shares                                   (3,451)
     Cash dividends paid                                           (4,368,805)        (3,545,110)        (3,360,164)
                                                               --------------     --------------    ---------------
         Net cash from financing activities                        (4,372,256)        (3,545,110)        (3,360,164)
                                                               --------------     --------------    ----------------

         Net increase in cash                                       2,938,773           (546,299)         1,020,541

Cash at beginning of year                                           3,937,595          4,483,894          3,463,353
                                                               --------------     --------------    ---------------

Cash at end of year                                            $    6,876,368     $    3,937,595    $     4,483,894
                                                               ==============     ==============    ===============

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments are as follows at December 31, 1998 and 1997:

                                                  December 31, 1998                       December 31, 1997
                                            Carrying           Estimated           Carrying            Estimated
                                             Amount           Fair Value            Amount            Fair Value
                                             ------           ----------            ------            ----------
Financial assets:
    Cash and due from banks             $    16,443,613     $    16,444,000     $    17,695,634    $     17,696,000
    Federal funds sold                       19,950,000          19,950,000          17,600,000          17,600,000
    Interest bearing deposits                   248,282             248,000             347,282             347,000
    Securities available for sale           171,952,700         171,953,000         137,217,076         137,217,000
    Securities held to maturity                 810,122             824,000           6,737,206           6,796,000
    Loans held for sale                       2,273,509           2,274,000             690,998             691,000
    Loans, net of allowance for
      loan losses                           278,782,075         282,353,000         287,738,058         288,180,000
    Accrued interest receivable               3,717,568           3,718,000           3,351,947           3,352,000

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

                                                  December 31, 1998                       December 31, 1997
                                            Carrying           Estimated           Carrying            Estimated
                                             Amount           Fair Value            Amount            Fair Value
                                             ------           ----------            ------            ----------
Financial liabilities:
    Deposits                            $  (417,899,245)    $  (414,612,000)    $  (402,183,241)   $   (403,316,000)
    Federal Home Loan Bank
      borrowings                            (13,235,165)        (13,235,000)        (14,488,034)        (14,488,000)
    Securities sold under
      repurchase agreements
      and other borrowings                  (17,341,239)        (17,341,000)        (11,154,804)        (11,155,000)
    Accrued interest payable                 (1,924,373)         (1,924,000)         (2,155,731)         (2,156,000)

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

NOTE 16 - ACQUISITION

Effective April 28, 1998, the Corporation acquired Farmers of New Washington, Ohio. The transaction was accounted for as a pooling of interests. The Corporation issued approximately 1.2 million shares of common stock to the shareholders of Farmers based upon an exchange ratio of 6.06 shares of the Corporation for each outstanding share of Farmers common stock. The historical financial statements have been restated to show the Corporation and Farmers on a combined basis. Separate results of operations for the Corporation and Farmers are as follows for the periods prior to the acquisition:

                                                                       (Unaudited)
                                                                      Three months
                                                                     ended March 31,     Dec. 31,        Dec. 31,
                                                                          1998             1997            1996
                                                                          ----             ----            ----
Net Interest Income
     Corporation                                                      $  3,229,420    $ 12,728,952     $ 12,315,665
     Farmers                                                             1,030,436       4,245,060        3,966,571
                                                                      ------------    ------------     ------------
           Combined                                                   $  4,259,856    $ 16,974,012     $ 16,282,236
                                                                      ============    ============     ============

Net Income
     Corporation                                                      $    899,232    $  3,434,353     $  3,964,886
     Farmers                                                               361,187       1,006,191        1,603,352
                                                                      ------------    ------------     ------------
           Combined                                                   $  1,260,419    $  4,440,544     $  5,568,238
                                                                      ============    ============     ============

--------------------------------------------------------------------------------

                                  (Continued)

                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                          1998             1997            1996
                                                                          ----             ----            ----
Unrealized holding gains and (losses) on available
   for sale securities                                                $  2,428,492    $  2,341,345     $    (57,981)
Less reclassification adjustments for (gains) and
   losses later recognized in income                                      (542,000)        106,629           (6,172)
                                                                      ------------    ------------     ------------
         Net unrealized gains and losses                                 1,886,492       2,447,974          (64,153)

Tax effect                                                                (641,407)       (832,311)          21,812
                                                                      ------------    ------------     ------------

Other comprehensive income                                            $  1,245,085    $  1,615,663     $    (42,341)
                                                                      ============    ============     ============

NOTE 18 - SCC RESOURCES, INC., SALE OF DATA PROCESSING CONTRACTS

On June 19, 1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five year contract with JHA by January 31, 1999. The Corporation recognized $2,966,692 of income as a result of the sale of contracts in 1998. Expenses of $1,432,572 relating primarily to the write down of software and intangible assets, lease termination costs and employee severance costs were also recorded. The net gain of $1,534,120 has been reflected in other income for the year ended December 31, 1998.

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

--------------------------------------------------------------------------------

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The following information is furnished with respect to directors and executive officers of the Corporation as of December 31, 1998:

                                                                                                         Director
            Name                        Age                   Position                                   since (1)
            ----                        ---                   --------                                   --------
DIRECTORS
---------
     John L. Bacon                      73           Chairman Emeritus                                    1973
                                                       Mack Iron Works Company

     Robert L. Bordner                  62           President, Herald Printing Co.                       1998

     Mary Lee G. Close                  83           Personal Investments                                 1983

     Blythe A. Friedley                 49           Owner, Friedley Insurance Co.                        1998

     Richard B. Fuller                  77           Retired, former President of Universal               1960
                                                       Clay Products, Inc.

     H. Lowell Hoffman, M.D.            75           Retired, former Surgeon                              1980

     Lowell W. Leech                    72           Chairman of the Board,                               1975
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company
                                                       The Castalia Banking Company

     Dean S. Lucal                      61           Attorney, Lucal & McGookey                           1973

     W. Patrick Murray                  58           Attorney, Murray and Murray                          1983
                                                       Company, L.P.A.

     George L. Mylander                 66           Retired Educator                                     1965
                                                       Chairman, Firelands Community
                                                       Hospital

     Paul H. Pheiffer                   73           Chairman of the Board,                               1968
                                                       Sandusky Bay Development Company
                                                       (operates the Battery Park Marina in
                                                       Sandusky, Ohio)

     David A. Voight                    56           President, First Citizens Banc Corp                  1989
                                                       President, Chief Executive Officer
                                                       The Citizens Banking Company

     Richard O. Wagner                  85           Retired, former Chairman of First Citizens           1968
                                                       Bank Corp and former President of
                                                       The Citizens Banking Company

--------------------------------------------------------------------------------

            Name                        Age                   Position
            ----                        ---                   --------

EXECUTIVE OFFICERS
------------------
     James O. Miller                    46           Executive Vice President
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

     LeRoy C. Link                      50           Senior Vice President First Citizens Banc Corp
                                                     President, SCC Resources, Inc.

     Charles C. Riesterer               44           Senior Vice President
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

(1) Directorships were with The Citizens Banking Company alone until 1984 and with the Corporation since such date.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

The information contained under the caption "Executive Compensation" in the Proxy Statement, to be dated approximately March 19, 1999 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The information contained under the caption "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement, to be dated approximately March 19, 1999 utilized in connection with the Company's Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, to be dated approximately March 19, 1999 used concerning the Company's Annual Shareholders' Meeting is incorporated herein by reference.

--------------------------------------------------------------------------------

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) DOCUMENTS FILED AS A PART OF THE REPORT

1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 on this Form 10-K.

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3    EXHIBITS
     (3)(i) The Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 1 to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1994.

     (3)(ii) The Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 2 to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1994.


     (4) The Certificate for Registrant's Common Stock is incorporated by reference to Exhibit 3 to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1994.

     (10)(i) The Supplemental Retirement Benefit Agreement for Donald E. Gosser is incorporated by reference to Exhibit 4 to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1994.

     (21) The Subsidiaries of the Registrant are incorporated by reference to Exhibit 5 to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1994.

     (27)       Financial Data Schedule

     (99) Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) First Citizens Banc Corp
             -------------------------------------------------------------------

By     /s/ David A. Voight
  ------------------------------------------------------------------------------
       David A. Voight, President (Principal Executive Officer)

By     /s/ James O. Miller
  ------------------------------------------------------------------------------
       James O. Miller, Executive Vice President and Controller (Principal Financial Officer)
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this second day of March 1999 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/s/ Lowell W. Leech                    /s/ David A. Voight
----------------------------------     -----------------------------------
Lowell W. Leech David A. Voight
Chairman of the Board                  President, Director


/s/ John L. Bacon                      /s/ Dean S. Lucal
----------------------------------     -----------------------------------
John L. Bacon                          Dean S. Lucal
Director                               Director


/s/ Robert L. Bordner                  /s/ W. Patrick Murray
----------------------------------     -----------------------------------
Robert L. Bordner                      W. Patrick Murray
Director                               Director


/s/ Mary Lee G. Close                  /s/ George L. Mylander
----------------------------------     -----------------------------------
Mary Lee G. Close                      George L. Mylander
Director                               Director


/s/ Blythe A. Friedley                 /s/ Paul H. Pheiffer
----------------------------------     -----------------------------------
Blythe A. Friedley                     Paul H. Pheiffer
Director                               Director


/s/ Richard B. Fuller                  /s/ Richard O. Wagner
----------------------------------     -----------------------------------
Richard B. Fuller                      Richard O. Wagner
Director                               Director


/s/ H. Lowell Hoffman, M.D.
----------------------------------
H. Lowell Hoffman, M.D.
Director

--------------------------------------------------------------------------------

FIRST CITIZENS BANC CORP



                                    DIRECTORS
                                    ---------

JOHN L. BACON                                        DEAN S. LUCAL
   Chairman Emeritus                                    Attorney, Lucal & McGookey
   Mack Iron Works Company                           W. PATRICK MURRAY
ROBERT L. BORDNER                                       Attorney, Murray and Murray Company, L.P.A.
   President                                         GEORGE L. MYLANDER
    Herald Printing Company                             Retired Educator and City Official
MARY LEE G. CLOSE                                       Chairman, Firelands Community Hospital
BLYTHE A. FRIEDLEY                                   PAUL H. PHEIFFER
   Owner/President                                      Sandusky Bay Development Company
    Friedley & Co. Insurance Agency                  DAVID A. VOIGHT
RICHARD B. FULLER                                       President, Chief Executive Officer
H. LOWELL HOFFMAN, M.D.                                 The Citizens Banking Company
LOWELL W. LEECH                                      RICHARD O. WAGNER
   Chairman of the Board,
    The Citizens Banking Company
    The Castalia Banking Company

                                    OFFICERS
                                    --------

LOWELL W. LEECH                                      TODD A. MICHEL
   Chairman of the Board                                Vice President and Controller
DAVID A. VOIGHT                                      DONNA J. DALFERRO
   President                                            Vice President and Secretary
JAMES O. MILLER                                      KAREN S. RUTGER
   Executive Vice President                             Assistant Vice President Human Resources
LEROY C. LINK                                        BRENDA R. LEAL
   Senior Vice President                                Risk Manager
CHARLES C. RIESTERER
   Senior Vice President

DIRECTORS OF AFFILIATED COMPANIES


The Citizens Banking Company
--------------------------------------------------------------------------------

JOHN L. BACON                                        GRADY MCDONALD
   Chairman Emeritus                                    Retired
    Mack Iron Works Company                          W. PATRICK MURRAY
MARY LEE G. CLOSE                                       Attorney, Murray and Murray Company, L.P.A.
RICHARD B. FULLER                                    GEORGE L. MYLANDER
ANTHONY S. GUERRA                                       Retired Educator and City Official
   President, LEWCO, Inc.                               Chairman, Firelands Community Hospital
H. LOWELL HOFFMAN, M.D.                              PAUL H. PHEIFFER
LOWELL W. LEECH                                         Sandusky Bay Development Company
   Chairman of the Board                             DAVID A. VOIGHT
    The Citizens Banking Company                        President, Chief Executive Officer
DEAN S. LUCAL                                            The Citizens Banking Company
   Attorney, Lucal & McGookey                        RICHARD O. WAGNER


Director Emeritus
  LELAND J. WELTY, CPA

The Castalia Banking Company
--------------------------------------------------------------------------------

JOHN L. BACON                                        LOWELL W. LEECH
   Chairman Emeritus                                    Chairman of the Board
    Mack Iron Works Company                              The Citizens Banking Company
JACK D. BOHN                                         W. PATRICK MURRAY
   Partner, Bohn Implement Company                      Attorney, Murray and Murray Company, L.P.A.
   Farmer                                            ROBERT L. RANSOM
JOYCE A. KELLER                                         Funeral Director, Ransom Funeral Home
   President and Secretary                           DAVID H. STRACK, D.D.S.
    The Castalia Banking Company                        Bay Area Dental, Inc.

DIRECTORS OF AFFILIATED COMPANIES, CON'T.

SCC Resources, Inc.
--------------------------------------------------------------------------------

H. LOWELL HOFFMAN, M.D.                              DAVID A. VOIGHT
LEROY C. LINK                                           President, Chief Executive Officer
   President, SCC Resources, Inc.                        The Citizens Banking Company

R. A. Reynolds Appraisal Services, Inc.
--------------------------------------------------------------------------------

DEAN S. LUCAL                                        DAVID A. VOIGHt
   Attorney, Lucal & McGookey                           President, Chief Executive Officer
JOHN F. STAUFFER                                         The Citizens Banking Company
   President
    R. A. Reynolds Appraisal Services, Inc.

Farmers State Bank
--------------------------------------------------------------------------------

ROBERT L. BORDNER                                    JAY R. PRESSLER
   President, Herald Printing Co.                       President, Farmers State Bank
RONALD E. DENTINGER                                  DOROTHY L. ROBEY
   Manager, Country Star Coop                           Retired
BLYTHE A. FRIEDLEY                                   LUTHER F. SHAFER
   Owner/Pres., Friedley & Co. Insurance              Farmer
DEAN S. LUCAL                                        WILLIAM G. SHEAFFER
   Attorney, Lucal & McGookey                           Senior Vice President, Farmers State Bank
RICHARD A. NIEDERMIER                                DAVID A. VOIGHT
   Owner, Niedermier Sunoco                             President, First Citizens Banc Corp
ROBERT M. OBRINGER
   Partner, Studer-Obringer, Inc

OFFICERS OF AFFILIATED COMPANIES

The Citizens Banking Company                    The Castalia Banking Company
--------------------------------------          ------------------------------

Chairman of the Board                           Chairman of the Board
---------------------                           ---------------------
Lowell W. Leech                                 Lowell W. Leech

President, Chief Executive Officer              President & Secretary
----------------------------------              ---------------------
David A. Voight                                 Joyce A. Keller

Executive Vice President                        Senior Vice President
------------------------                        ---------------------
James O. Miller                                 Bruce A. Bravard, Cashier

Senior Vice President                           Vice President
---------------------                           --------------
Charles C. Riesterer                            Mary K. Schlessman

Vice President                                  Assistant Vice President
--------------                                  ------------------------
Donna J. Dalferro, Secretary                    Sharon K. Keimer
Lee A. Jordan
Todd A. Michel, Controller                      Lending Officer
David L. Ott                                    ---------------
                                                Virginia L. Bluhm
Assistant Vice President
------------------------                        Operations Officer
Judy A. Burkey                                  ------------------
Robin J. Grathwol                               Mary K. Meyer
Karen S. Rutger                                 Karen M. Irons

Assistant Secretary                             Customer Service Officer
-------------------                             ------------------------
Kathleen A. Bodi                                Marie K. Greene
                                                Gloria J. Mesenburg
Cashier
-------
Douglas A. Greulich

Credit Card Administrator
-------------------------
Paul D. Mesenburg

Lending/Customer Service Officer
--------------------------------
Christine J. Kane
Linda G. Kelley
Lisa M. Schwerer
L. Cathy Wright

Customer Service Officer
------------------------
Beverly A. Knupke
Deborah E. Morrow

Lending Officer
---------------
James P. Greek
Connie M. Heuberger
David G. Majoy
Christina A. Raftery
Brenda J. Stallard
Suellen M. Williams

Mortgage Loan Specialist
------------------------
Richard C. Finneran, Jr.
Marcia A. Gasteier

Mortgage Loan Administrator
---------------------------
Kenneth C. Hahn

Operations Officer
------------------
Ann E. Baum
Joann M. Gies
Shirley J. Hoover
Susan A. Winkel

Personal Banking Officer
------------------------
Phyllis L. Bransky

Senior Operations Officer
-------------------------
David J. Dillon
Paula J. York

OFFICERS OF AFFILIATED COMPANIES, CON'T.


Farmers State Bank                      SCC Resources, Inc.
-------------------------------------   --------------------------------------

President                               President
---------                               ---------
Jay R. Pressler                         LeRoy C. Link

Senior Vice President                   Vice President
---------------------                   --------------
William G. Sheaffer                     William E. Couch
                                        Ralph M. Chicotel
Vice President                          Thomas C. York, Jr.
--------------                          Richard A. Bast
Donna M. Miller
                                        Customer Service Officer
Collections Officer                     ------------------------
-------------------                     Rae L. Cox
Thomas L. Grey                          Vicky L. Doski
Daniel M. Reffert
                                        Operations Officer
Controller                              ------------------
----------                              Geriann M. Sartor
Doris M. Lambert
                                        Secretary-Treasurer
Loan Operations/Collections             -------------------
---------------------------             James O. Miller
Carl F. Arnold
                                        R. A. Reynolds Appraisal Services, Inc.
Lending Officer                         ---------------------------------------
---------------
Douglas A. Hancock                      President
Gloria J. Miller                        ---------
Jack R. O. Vetter                       John F. Stauffer

Lending Officer/Customer Service Rep.   Secretary/Treasurer
-------------------------------------   -------------------
Constance F. Bores                      James O. Miller
Donna J. Norris
Nancy L. Everly

Operations Officer
------------------
Sharon K. Ehrman
Roxann A. Young

Secretary
---------
Wanda J. White

Senior Teller Operations/Cashier
--------------------------------
Paul E. Zimmerman

FIRST CITIZENS BANC CORP

SHAREHOLDER INFORMATION

The Annual Meeting of the Shareholders of First Citizens Banc Corp will be held at The Citizens Banking Company, 100 East Water Street, Sandusky, Ohio on April 14, 1998 at 2:00 p.m. Notice of the meeting and a proxy statement will be sent to shareholders in a separate mailing.

REGISTRAR AND TRANSFER AGENT

Fifth Third Bank
Corporate Trust Stock Transfer Division
38 Fountain Square Plaza
Cincinnati, Ohio  45202

FIRST CITIZENS BANC CORP

100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121 or 1-888-645-4121 (Toll Free)
Fax:  (419) 627-0103

AFFILIATE

The Citizens Banking Company
100 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

The Castalia Banking Company
208 South Washington Street
Castalia, Ohio  44824
Tel:  (419) 684-5333  Fax:  (419) 684-7051

The Farmers State Bank
102 South Kibler Street
New Washington, Ohio  44854
Tel:  (419)  492-2177  Fax:  (419)  492-2757

SCC Resources, Inc.
165 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 625-1605  Fax:  (419) 625-0081

R. A. Reynolds Appraisal Services, Inc.
165 East Water Street
Sandusky, Ohio  44870
Tel:  (419) 627-4543  Fax:  (419) 625-0081