Form 10-Q
period 1999-03-31
FIRST CITIZENS BANC CORP /OH
filed 1999-05-17
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:..................................March 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to........................

Commission File Number:.................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                        34-1558688
               ----                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)


     100 East Water Street, Sandusky, Ohio                         44870
    ------------------------------------------------------------------------
    (Address of principle executive offices)                     (Zip Code)

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

                           Common Stock, no par value
                           Outstanding at May 12, 1999
                             4,262,795 common shares


                            FIRST CITIZENS BANC CORP
                                      Index
PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             March 31, 1999 and December 31, 1998...................................3

         Consolidated Statements of Income (unaudited)
             Three months ended March 31, 1999 and 1998.............................4

         Consolidated Statement of Shareholders' Equity (unaudited)
             For the years ended December 31, 1997 and 1998 and
             three months ended March 31, 1999......................................5

         Consolidated Statement of Cash Flows (unaudited)
             Three months ended March 31, 1999 and 1998.............................6

         Notes to Consolidated Financial Statements (unaudited)..................7-14

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................15-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.............21-22


PART II. Other Information

ITEM 1.  Legal Proceedings.........................................................23

ITEM 2.  Changes in Securities and Use of Proceeds.................................23

ITEM 3.  Defaults Upon Senior Securities...........................................23

ITEM 4.  Submission of Matters to a Vote of Security Holders.......................23

ITEM 5.  Other Information.........................................................23

ITEM 6.  Exhibits and Reports on Form 8-K..........................................23

SIGNATURES.........................................................................24



                            FIRST CITIZENS BANC CORP

                           Consolidated Balance Sheet

                                                                          (Unaudited)
                                                                    March 31,      December 31,
       Assets                                                         1999             1998
                                                                 -------------    -------------
Cash and due from banks                                          $  14,351,356    $  16,443,613
Federal funds sold                                                  16,270,000       19,950,000
Interest-bearing deposits                                              248,282          248,282
Securities
       Available for sale                                          163,610,803      171,952,700
       Held to maturity (Estimated Fair Value of $708,338 at
             March 31, 1999 and $823,632 at December 31, 1998)         700,386          810,122
                                                                 -------------    -------------
             Total securities                                      164,311,189      172,762,822

Loans held for sale                                                  1,174,850        2,273,509

Loans                                                              279,815,943      283,349,201
       Less: Allowance for loan losses                              (4,475,703)      (4,567,126)
                                                                 -------------    -------------
             Net Loans                                             275,340,240      278,782,075

Office premises and equipment, net                                   7,285,850        7,363,513
Intangible assets                                                    2,452,451        2,533,963
Accrued interest and other assets                                    6,606,864        8,531,086
                                                                 -------------    -------------

             Total assets                                        $ 488,041,082    $ 508,888,863
                                                                 =============    =============

       Liabilities
Deposits
       Noninterest-bearing                                       $  38,642,499    $  38,574,055
       Interest-bearing                                            373,434,666      379,325,190
                                                                 -------------    -------------
             Total deposits                                        412,077,165      417,899,245

Federal Home Loan Bank borrowings                                    2,359,262       13,235,165
Securities sold under agreements to repurchase                      12,937,971       16,369,681
U. S. Treasury interest-bearing demand notes payable                   814,543          971,558
Accrued expenses and other liabilities                               6,037,223        6,672,283
                                                                 -------------    -------------

             Total liabilities                                     434,226,164      455,147,932

       Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
       4,263,401 shares issued and outstanding                      23,257,520       23,257,520
Retained earnings                                                   27,984,701       26,811,264
Treasury stock, 250 shares at cost at March 31, 1999                    (6,750)               0
Accumulated other comprehensive income                               2,579,447        3,672,147
                                                                 -------------    -------------
             Total shareholders' equity                             53,814,918       53,740,931
                                                                 -------------    -------------

             Total liabilities and shareholders' equity          $ 488,041,082    $ 508,888,863
                                                                 =============    =============

See notes to interim consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                                     Three months ended
                                                                           March 31,
                                                                    ------------------------
                                                                       1999          1998
                                                                    ----------   ----------
INTEREST INCOME:
         Loans, including fees                                      $5,800,900   $6,245,801
         Taxable securities                                          1,721,105    1,535,265
         Nontaxable securities                                         581,025      502,087
         Federal funds sold                                            175,819      202,445
         Other                                                          21,035       15,646
                                                                    ----------   ----------
                 Total interest income                               8,299,884    8,501,244

INTEREST EXPENSE:
         Deposits                                                    3,649,220    3,951,970
         FHLB borrowings                                               163,064      207,241
         Other                                                         157,332      120,864
                                                                    ----------   ----------
                 Total interest expense                              3,969,616    4,280,075
                                                                    ----------   ----------

NET INTEREST INCOME                                                  4,330,268    4,221,169

PROVISION FOR LOAN LOSSES                                               68,000      108,000
                                                                    ----------   ----------

NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                   4,262,268    4,113,169

NONINTEREST INCOME:
         Computer center data processing fees                          509,696      462,092
         Service charges                                               240,641      209,661
         Net gain on sales of securities                               727,304       19,580
         Net gain on sales of loans                                     94,518       33,965
         Other                                                         332,608      244,551
                                                                    ----------   ----------
                 Total noninterest income                            1,904,767      969,849

NONINTEREST EXPENSE:
         Salaries, wages and benefits                                1,780,196    1,703,670
         Net occupancy expense                                         196,938      167,744
         Equipment expense                                             186,792      171,754
         FDIC premiums                                                  12,245       18,971
         State franchise tax                                           150,756      173,982
         Professional services                                         268,029      176,032
         Amortization of intangible assets                              81,512       81,512
         Other operating expenses                                      906,115      825,776
                                                                    ----------   ----------
                 Total noninterest expense                           3,582,583    3,319,441
                                                                    ----------   ----------

                 Income before taxes                                 2,584,452    1,763,577

Income tax expense                                                     728,871      503,158
                                                                    ----------   ----------

                 Net Income                                         $1,855,581   $1,260,419
                                                                    ==========   ==========


                        Earnings per share                          $     0.44   $     0.30

                        Dividends declared                          $     0.16   $     0.15

                        Weighted average shares during the period    4,263,345    4,263,401

See notes to interim consolidated financial statements

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                       Unrealized
                                                                                                        Gain on
                                                                                                       Securities     Total
                                                      Common Stock        Retained       Treasury      Available    Shareholders'
                                                 Shares       Amount      Earnings        Stock        for Sale       Equity

Balance, January 1, 1997                       4,263,401   $23,257,520   $24,619,419   $         0   $   811,399   $48,688,338

Comprehensive income:
     Net income                                                            4,440,544                                 4,440,544

     Change in unrealized gain on
       securities available for sale                                                                   1,615,663     1,615,663
                                                                                                                   -----------
            Total                                                                                                    6,056,207

Cash dividends ($1.07 per share)                                          (3,265,110)                               (3,265,110)

Cash dividends declared Farmers,
     pior to merger                                                         (280,000)                                 (280,000)
                                               ---------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997                     4,263,401    23,257,520    25,514,853             0     2,427,062    51,199,435

Comprehensive income:
     Net income                                                            5,760,667                                 5,760,667
     Change in unrealized gain on
       securities available for sale                                                                   1,245,085     1,245,085
                                                                                                                   -----------
            Total                                                                                                    7,005,752

Cash paid for fractional shares                                               (3,451)                                   (3,451)

Cash dividends ($1.11 per share)                                          (4,368,805)                               (4,368,805)

Cash dividends declared Farmers,
     pior to merger                                                          (92,000)                                  (92,000)
                                               ---------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1998                     4,263,401    23,257,520    26,811,264            0      3,672,147    53,740,931

Comprehensive income:
     Net income                                                            1,855,581                                 1,855,581
     Change in unrealized gain on
       securities available for sale                                                                  (1,092,700)   (1,092,700)
                                                                                                                   -----------
            Total                                                                                                      762,881

Purchase of treasury stock at cost                  (250)                                  (6,750)                      (6,750)

Cash dividends  ($.16 per share)                                            (682,144)                                 (682,144)

                                               ---------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1999                        4,263,151   $23,257,520   $27,984,701   $   (6,750)   $ 2,579,447   $53,814,918
                                               =========   ===========   ===========   ===========   ===========   ===========




See notes to interim consolidated financial statements

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)



                                                                                    Three months ended
                                                                                        March 31,
                                                                               -----------------------------
                                                                                     1999           1998
Cash flows from operating activities
      Net Income                                                                $  1,855,581    $  1,260,419
      Adjustments to reconcile net income to net cash
          from operating activities:
               Depreciation and amortization of office premises and equipment        228,682         202,999
               Amortization of intangible assets                                      81,512          81,512
               Provision for loan losses                                              68,000         108,000
               Loans originated for sale                                          (2,308,150)     (1,738,080)
               Proceeds form sale of loans                                         3,447,478       1,260,463
               Gain on sale of loans                                                 (94,518)        (33,965)
               Security gains                                                       (727,304)        (19,580)
               Change in deferred loan fees                                          (26,725)        (43,887)
               Net amortization of security premiums and discounts                   155,810          55,598
               Change in accrued interest and other assets                         1,978,071        (504,165)
               Change in accrued interest, taxes and other expenses                  (72,153)     (1,171,542)
                                                                                ------------    ------------
                     Net cash from operating activities                            4,586,284        (542,228)

Cash flows from investing activities
      Maturities of interest bearing deposits                                                         99,000
      Maturities and calls of securities, held-to-maturity                           109,419       2,132,011
      Maturities and calls of securities, available-for-sale                      12,232,503       8,717,503
      Purchases of securities, available-to-sale                                  (6,183,990)    (11,586,574)
      Proceeds from sale of securities, available-to-sale                          1,209,587
      Loans made to customers, net of principal collected                          3,400,560       3,002,940
      Change in federal funds sold                                                 3,680,000      (1,540,000)
      Proceeds from sale of property and equipment                                     1,627          25,613
      Purchases of office premises and equipment                                    (152,645)       (141,926)
                                                                                ------------    ------------
                     Net cash from investing activities                           14,297,061         708,567

Cash flows from financing activities
      Repayments of FHLB borrowings                                              (10,875,903)       (305,294)
      Net change in deposits                                                      (5,822,080)     (1,345,641)
      Change in securities sold under agreements to repurchase                    (3,431,710)      1,502,463
      Change in U. S. Treasury interest-bearing demand notes payable                (157,015)     (2,162,408)
      Purchases of treasury stock                                                     (6,750)
      Cash dividends paid                                                           (682,144)       (737,726)
                                                                                ------------    ------------
                     Net cash from financing activities                          (20,975,602)     (3,048,606)
                                                                                ------------    ------------

Net change in cash and cash equivalents                                           (2,092,257)     (2,882,267)

Cash and due from banks at beginning of period                                    16,443,613      17,695,634
                                                                                ------------    ------------

Cash and due from banks at end of period                                        $ 14,351,356    $ 14,813,367
                                                                                ============    ============

Supplemental disclosures:
      Cash paid during the period for:
          Interest                                                              $  4,796,761    $  5,226,007

          Income taxes                                                                     0    $          0



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

         The consolidated balance sheets as of March 31, 1999 and December 31, 1998; the consolidated statements of income for the three month periods ended March 31, 1999 and 1998; the consolidated statement of shareholders' equity for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997; and the consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 1999 and its results of operations and changes in cash flows for the periods ended March 31, 1999 and 1998 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         Income tax expense is based on the effective tax rate expected to be applicable for the entire year. The Corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         Certain items in the 1998 financial statements have been reclassified to correspond with the 1999 presentation.

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

         Other comprehensive income components and related taxes for the three months ended March 31, 1999 and 1998.


                                           Three months ended March 31,
                                                 1999         1998
                                                 ----         ----
Unrealized holding gains and (losses) on
available for sale securities                   $  (928,306)   $   590,386


Reclassification adjustment for (gains) and
losses later recognized in income                  (727,304)       (19,580)
                                            ---------------    -----------
Net unrealized gains and (losses)                (1,655,610)       570,806

Tax effect                                          562,910       (194,074)
                                            ---------------    -----------
Other comprehensive income                  $    (1,092,700)   $   376,732
                                            ===============    ===========

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on The Corporation's financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q



--------------------------------------------------------------------------------


SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" changes the way companies involved in mortgage baking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent on accordance with SFAS No. 115, except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 was effective as of January 1, 1999, and did not have a significant impact on the Corporation's financial statements.


(2) Securities

         Securities at March 31, 1999 and December 31, 1998 were as follows:

                                                                    March 31, 1999
                                                                 Gross         Gross
                                                               Unrealized    Unrealized
            AVAILABLE FOR SALE                Amortized Cost      Gains        Losses          Fair Value
                                             ---------------  ------------  -----------      -------------

U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                            $    65,250,743  $    580,611  $  (120,345)     $  65,711,009
Obligations of state and political
     subdivisions                                 52,798,808     1,301,603      (51,514)        54,048,897
Corporate bonds                                   17,720,285        70,801      (15,575)        17,775,511
Equity securities                                  1,385,237     2,184,293      (20,155)         3,549,375
Other securities, including mortgage-
     backed securities                            22,547,478        47,434      (68,901)        22,526,011
                                             ---------------  ------------  -----------      -------------
                                             $   159,702,551  $  4,184,742  $  (276,490)     $ 163,610,803
                                             ===============  ============  ===========      =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------

                                                                   March 31, 1999

                                                               Gross          Gross
                                             Amortized      Unrealized      Unrealized
             HELD TO MATURITY                  Cost            Gains           Losses        Fair Value
                                           -------------   -------------    -------------    -------------

Obligations of state and political
     subdivisions                          $     355,000   $       2,982    $           0    $     357,982
Other securities, including mortgage
     backed securities                           345,386           5,119             (149)         350,356
                                           -------------   -------------    -------------    -------------
                                           $     700,386   $       8,101    $        (149)   $     708,338
                                           =============   =============    =============    =============



                                                               December 31, 1998

                                                               Gross          Gross
                                             Amortized      Unrealized      Unrealized
             AVAILABLE FOR SALE                Cost            Gains           Losses        Fair Value
                                           -------------   -------------    -------------    -------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                          $  69,024,266   $   1,198,600    $     (98,129)   $  70,124,737


Obligations of state and political
     subdivisions                             52,759,051       1,661,950          (17,364)      54,403,637
Corporate bonds                               17,957,515         166,350           (7,115)      18,116,750
Equity securities                              1,867,519       2,605,797          (22,405)       4,450,911
Other securities, including mortgage
     backed securities                        24,780,487          86,596          (10,418)      24,856,665
                                           -------------   -------------    -------------    -------------
                                           $ 166,388,838   $   5,719,293    $    (155,431)   $ 171,952,700
                                           =============   =============    =============    =============





                                                               Gross          Gross
                                             Amortized      Unrealized      Unrealized
             HELD TO MATURITY                  Cost            Gains           Losses        Fair Value
                                           -------------   -------------    -------------    -------------
Obligations of state and political
     subdivisions                          $     355,000   $       7,564    $           0    $     362,564
Other securities, including mortgage
     backed securities                           455,122           6,054             (108)         461,068
                                           -------------   -------------    -------------    -------------
                                           $     810,122   $      13,618    $        (108)   $     823,632
                                           =============   =============    =============    =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


The amortized cost and fair value of securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.



                                                   Amortized
                                                      Cost          Fair Value
                                                   ------------     ------------
AVAILABLE FOR SALE
Due in one year or less                            $ 22,140,648     $ 22,289,523
Due after one year through five years                91,284,790       92,276,401
Due after five years through ten years               22,130,650       22,746,268
Due after ten years                                     213,748          223,225
Mortgage-backed securities                           22,547,478       22,526,011
Equity securities                                     1,385,237        3,549,375
                                                   ------------     ------------
    Total securities available for sale            $159,702,551     $163,610,803
                                                   ============     ============

                                                   Amortized         Estimated
                                                      Cost          Fair Value
                                                   ------------     ------------

HELD TO MATURITY
Due in one year or less                            $    122,500     $    124,100
Due after one year through five years                   232,500          233,882
Mortgage-backed securities                              345,386          350,356
                                                   ------------     ------------
    Total securities held to maturity              $    700,386     $    708,338
                                                   ============     ============


Proceeds from sales of securities available for sale totaled $1,209,587 resulting in gross gains of $727,304. No securities were called or settled by the issuer during the three months ended March 31, 1999. Securities called or settled by the issuer resulted in gains of $19,580 for the three months ended March 31, 1998.

Securities with a carrying value of approximately $62,635,000 and $60,960,000 were pledged as of March 31, 1999 and December 31, 1998, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------


(3) Loans

         Loans at March 31, 1999 and December 31, 1998 were as follows:

                                     3/31/1999                 12/31/1998
                                     ---------                 ----------
Commercial and Agriculture        $ 27,642,367               $ 28,415,462

Real Estate - mortgage             218,949,775                221,438,442

Real Estate - construction           2,731,181                  3,492,928

Consumer                            30,195,448                 29,957,511

Credit card and other                1,602,325                  1,426,312

Deferred loan fees                  (1,113,792)                (1,140,518)

Unearned interest                     (191,361)                  (240,936)
                                  ------------               ------------
            Total                 $279,815,943               $283,349,201
                                  ============               ============


 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 was as follows:


                                            1999                        1998
                                      ----------                  ----------
Balance January 1,                    $4,567,126                  $4,707,051

Loans charged-off                       (215,949)                   (156,216)

Recoveries                                56,526                      45,865

Provision for loan losses                 68,000                     108,000
                                      ----------                  ----------
Balance March 31,                     $4,475,703                  $4,704,700
                                      ==========                  ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------



Information regarding impaired loans was as follows for the three months ended March 31.

                                                                 1999            1998
                                                                 ----            ----

Average investment in impaired loans                       $3,685,000      $4,292,000

Interest income recognized on impaired loans
     including interest income recognized on cash basis        47,556          63,107

Interest Income recognized on impaired loans
     on cash basis                                             47,556          63,107

Information regarding impaired loans at March 31, 1999 and December 31, 1998 was as follows:


                                                            3/31/99     12/31/98
                                                            -------     --------

Balance impaired loans                                   $3,739,000   $4,159,000

Less portion for which no allowance for loan
     losses is allocated                                       --           --

Portion of impaired loan balance for which an
     allowance for credit losses is allocated            $3,739,000   $4,159,000
                                                         ==========   ==========

Portion of allowance for loan losses allocated to
     the impaired loan balace                            $1,126,000   $1,173,000
                                                         ==========   ==========


(5) Commitments, Contingencies and Off-Balance Sheet Risk

The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheets. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
--------------------------------------------------------------------------------




fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of March 31, 1999 and December 31, 1998.

Commitments to extend credit and letters of credit approximated the following amounts at March 31, 1999 and December 31, 1998.


                                                        Contract Amount
                                                        ---------------
                                                                   December 31,
                                                 March 31, 1999       1998
                                                 --------------    -----------
Commitment to extend credit:
     Lines of credit and construction loans         $24,648,000    $23,412,000
     Credit cards                                     3,615,000      3,315,000
Letters of credit                                       514,000        623,000
                                                    -----------    -----------
                                                    $28,777,000    $27,350,000
                                                    ===========    ===========



The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 1999 and December 31, 1998 approximated $2,791,000 and $2,326,000.

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

                            First Citizens Banc Corp
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                    Form 10-Q
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 1999, compared to December 31, 1998 and the consolidated results of operations for the three month period ending March 31, 1999 compared to the same period in 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities, which would have a material effect if implemented.

         When used in this form 10-Q or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could effect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

See Exhibit 99, which is incorporated herein by reference.


FINANCIAL CONDITION

Total assets of the Corporation at March 31, 1999 totaled $488,041,082 compared to $508,888,863 at December 31, 1998. This was a decrease of $20,847,781 or 4.1 percent. Within the structure of the assets, net loans have decreased $3,441,835 or 1.2 percent since December 31, 1998, due in part to slow loan demand. Finally, the Corporation is now selling mortgages on the secondary market. For the first three months of 1998, loans originated for sale totaled $2,308,150. Loans held-for-sale

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------



decreased $1,098,659, or 48.3 percent from December 31, 1998. At March 31, 1999, the net loan to deposit ratio was 66.8 percent compared to 66.7 percent at December 31, 1998.

At March 31, 1999, $163,610,803, or 99.6 percent of the security portfolio was classified as available for sale. The remainder of $700,386 was classified as held to maturity. Securities decreased $8,451,633 from December 31, 1998. Some matured securities were not replaced in order to increase liquidity. Additionally, equity securities with a market value of $1,209,587 were sold during the three months ended March 31, 1999.

For the three months of operations in 1999, $68,000 was placed into the allowance from earnings compared to $108,000 for the same period of 1998. Provisions to the allowance are down for a couple of reasons. First, loan volume is down. With the loan volume down, the allowance is also reduced. The second reason is that impaired loans are also down. Impaired loans at March 31, 1999 totaled approximately $3,739,000, or 1.3 percent of the loan portfolio compared to $4,159,000, or 1.5 percent of the loan portfolio at December 31, 1998. Each impaired loan has a specific reserve amount associated with it. As with loan volume, when impaired loans decrease, so will the reserve. Net charge-offs for the first three months of 1999 were $159,423 compared to $110,351 for the same period of 1998. The March 31, 1999 allowance for loan losses as a percent of total loans was 1.60 percent compared to 1.61 percent at December 31, 1998.

Office premises and equipment have decreased $77,663 and intangible assets have decreased $81,512 since December 31, 1998. The decrease in office premises and equipment is attributed to new purchases of $152,645, less proceeds from the sale of equipment of $1,627 and depreciation of $228,682.

Total deposits at March 31, 1999 decreased $5,822,080 from year-end 1998. Noninterest-bearing deposits, representing demand deposit balances, increased $68,444 from year-end 1998. Interest-bearing deposits, including savings and time deposits, decreased $5,890,524 from year-end 1998. The year to date 1999 average balance of savings deposits has increased $1,608,000 compared to the average balance of the same period for 1998. The current average rate of these deposits is 2.38 percent compared to 2.80 percent in 1998. The decrease in the savings rate is due to the Banks lowering the savings rate between 25 and 50 basis points. The year to date 1998 average balance of time certificates has increased $2,121,000 compared to the average balance for the same period for 1998. The current average rate on these deposits is 5.18 percent compared to
5.66 percent for the same period in 1998. This decrease in rate is due to pricing strategies employed to help control the cost of deposits, reaction to market interest rates trending down and slowing deposit growth during a period of slower loan demand.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------


Other borrowed funds have decreased $14,464,628 from December 31, 1998 to March 31, 1999. Federal Home Loan Bank borrowings have decreased $10,875,903 as a result of scheduled paydowns. Securities sold under agreements to repurchase have decreased $3,431,710 and U.S. Treasury Tax Demand Notes have decreased $157,015.

Shareholders' equity at March 31, 1999 was $53,814,918, which was 11.0 percent of total assets. Shareholders' equity at December 31, 1998 was $53,740,931, which was 10.6 percent of total assets. The increase in shareholders' equity was represented by earnings of $1,855,581, dividends paid of $682,144, the purchase of treasury stock for $6,750 and the decrease in the unrealized gain on securities available for sale of $1,092,700. The Corporation paid a cash dividend on February 1, 1999 at the rate of $.16 per share. Total outstanding shares at March 31, 1999 were 4,263,151.


RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1999 was $1,855,581, or $.44 per common share compared to $1,260,419, or $.30 per common share for the same period in 1998. This was an increase of $595,162, or 47.2 percent. Some of the reasons for the changes are explained below.

Net interest income for the first quarter 1999 totaled $4,330,268 compared to $4,221,169 for the first quarter of 1998. This was an increase of $109,099, or
2.6 percent. Total interest income for the first three months of 1999 has decreased $201,360, or 2.4 percent compared to the same period in 1998. The average rate on earning assets on a tax equivalent basis for the first three months of 1999 was 7.27 percent and 7.72 percent for the first three months of 1998. Total interest expense for the first three months of 1999 has decreased $310,459, or 7.2 percent compared to the same period of 1998. This decrease is due mainly to a decrease in interest on deposits of $302,750. The average rate on interest-bearing liabilities for the first three months of 1999 was 3.37 percent compared to 3.78 percent for the same period of 1998. The net interest margin on a tax equivalent basis was 3.90 percent for the three-month period ended March 31, 1999 and 3.94 percent for the same period ended March 31, 1998.

Noninterest income for the first quarter 1999 totaled $1,904,767 compared to $969,849 for the first quarter 1998, an increase of $934,918. Gain on securities for the quarter increased $707,724 compared to 1998. The large increase in the gain on securities was due to the sale of equity securities at Farmers. The equity securities were sold to take advantage of significant increases in the market value of the portfolio. Revenue from computer operations increased $47,604, other operating income increased $88,057, service charges on deposit accounts increased $30,980 and the gain on the sale of loans increased $60,553. Gain on the sale of loans increased due to increased volume of loans sold.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
--------------------------------------------------------------------------------



Noninterest expense for the first quarter 1999 totaled $3,582,583 compared to $3,319,441 for the first quarter 1998. This was an increase of $263,142 or 7.9 percent. The largest change in noninterest expense was in professional fees. Professional fees increased $91,997, due mainly to costs associated with a change in accounting at Farmers.


INCOME TAX EXPENSE

Income tax expense for the first quarter of 1999 totaled $728,871 compared to $503,159 for the first quarter of 1998. This was an increase of $225,713 or 44.8 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $820,875, generated mostly by income from the sale of equity securities. The effective tax rate remained comparable for the three month periods, 28.2% for the three months ended March 31, 1999 and 28.5% for the three months ended March 31, 1998.


CAPITAL RESOURCES

Shareholders equity totaled $53,814,918 at March 31, 1999 compared to $53,740,931 at December 31, 1998. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                  Corporation Ratios            Regulatory
                               3/31/99          12/31/98         Minimums
                               -------          --------         --------
Tier I Risk Based Capital       16.9%            15.7%             4.0%
Total Risk Based Capital        18.2%            17.0%             8.0%
Leverage Ratio                   9.9%             9.5%             5.0%




The Corporation paid a cash dividend of $.16 per common share on February 1, 1999 compared to $.15 per common share on February 1, 1998.

Capital expenditures totaled $151,018 for the first three months of 1999 compared to $109,167 for the same period of 1998.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------
LIQUIDITY

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first three months of 1999 the Banks maintained a federal funds sold position that averaged $15,161,000. In addition, the Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $28,950,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $12,244,911 at March 31, 1999. Finally, 99.6% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


YEAR 2000 ISSUE

First Citizens Banc Corp realizes that the Year 2000 challenge is a serious problem for not only itself and other banks but for all organizations. Many computer systems that use dates to calculate any number of computations, functions, and a vast number of commands may begin to fail prior to or on the start of the new Year 2000. It is critical to the continuing operations of First Citizens Banc Corp that all its systems that are sensitive to the Year 2000 date change be identified and changed before any adverse situations occur. First Citizens Banc Corp's definition of Year 2000 Compliant is the capability of sustaining minimal business disruptions, readiness of system applications and preparation for response and recovery as necessary. System applications are considered Year 2000 ready when they continue to produce the same understandable, accurate and predictable results, regardless of the date.

The Year 2000 Plan is broken into 5 separate parts. Each part is important to the end result of being 2000 compliant. Upon completion of the plan all items will have been examined and corrected (or documented as an exception). The phases are as follows: awareness, assessment, renovation, validation, and implementation.

The awareness phase involves identifying the Year 2000 problem, gaining executive level support for recognizing the importance of the problem, and developing a team and strategy for handling the problem. First Citizens Banc Corp has appointed Year 2000 Directors and established Year 2000 Teams and an Executive Y2K Committee. To help inform our customer and our community of the Year 2000 issue, we have sent brochures out to our customers and held information seminars that were open to the public.

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

The validation phase is essentially the testing phase to determine that all upgrades or reprogrammed systems, as well as other systems that are believed to be Year 2000 compliant, are truly ready for the date change to January 1, 2000. First Citizens Banc Corp has developed a test plan to verify that all hardware and software in use will be ready for the Year 2000. Testing is currently ongoing and should be completed by June 30, 1999.

The implementation phase involves certification that existing systems are ready to go, and that any new systems or changes to existing systems are compliant with the turn of the century requirements. Active involvement of all departments and teams will monitor new and existing items to insure that a smooth transition into the Year 2000 and beyond is achieved.

In anticipation of potential Year 2000 problems, the Corporation has addressed both preventative measures and corrective actions. Management has set a maximum budget of $281,100 for Year 2000 related issues. Through March 31, 1999, approximately $180,900 has been spent on solutions for possible problems. In addition to the dollars spent, specific contingency plans are in place for all mission critical items. Mission critical items are the programs that must be in place in order for the Corporation to continue operations with minimal business disruptions. The contingency plans vary widely and range from manual report preparation to telephone authorization of funds transfer to reliance on vendor's contingencies where no other alternative exists.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


SALE OF DATA PROCESSING CONTRACTS AT SCC RESOURCES, INC.

On June 19, 1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of the contracts for providing data processing services to community banks. JHA agreed to pay a fee based upon annual net revenue under e new JHA contract for each bank that signed a five-year contract with JHA by January 31, 1999. The Corporation recognized $2,966,692 of income as a result of the sale of the contracts in 1998. Expenses of $1,432,572 relating primarily to the write down of software and intangible assets, lease termination costs and employee severance costs were also recorded. The net gain of $1,534,120 was reflected in other income for the year ended December 31, 1999. SCC will continue to offer bookkeeping, proof and imaging services to its customer banks, as well as the affiliated banks.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------



holds true in during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 51.1% of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in federal funds that mature and reprice daily.

The Corporation's 1998 annual report details a table, which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposits, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1998 which would significantly change the ratio of rate sensitive liabilities for the given time horizon.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

Item 6.  (a) Exhibit No. 27 Financial Data Schedule..........................26
         (b) Exhibit No. 99 Safe Harbor under the Private Securities
             Litigation Reform Act of 1995
         (c) Reports on Form 8-K - Incorporated by reference. Originally filed on February 3, 1999 announcing the February 1, 1999 dividend, implementation of the Dividend Reinvestment and Cash Purchase Program, and approval to purchase up to 168,000 shares of the Corporation's common stock over the next year.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                 May 17, 1999
--------------------------                          ------------------
David A. Voight                                     Date
President



/s/ James O. Miller                                 May 17, 1999
--------------------------                          ------------------
James O. Miller                                     Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------





Exhibit
Number           Description                                         Page Number
--------         -----------                                         -----------
27               Financial Data Schedule                             26

99               Safe Harbor Under the Private Securities            Incorporated by
                 Litigation Reform Act of 1995                       reference to Exhibit 99
                                                                     to Annual Report on Form
                                                                     10-K for the Year Ended
                                                                     December 31, 1998 filed by the
                                                                     registrant on March 25, 1999

                                                                         Page 25