Form 10-Q
period 1999-06-30
FIRST CITIZENS BANC CORP /OH
filed 1999-08-12
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................June 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.......................

Commission File Number:.................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

      Ohio                                                      34-1558688
      ----                                                      ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                          Identification Number)

                   100 East Water Street, Sandusky, Ohio              44870
                   ----------------------------------------------------------
                   (Address of principle executive offices)         (Zip Code)

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

                                      X Yes     No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                         Outstanding at August 12, 1999
                             4,262,795 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information
ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             June 30, 1999 and December 31, 1998...............................................................3
         Consolidated Statements of Income (unaudited)
             Three and six months ended June 30, 1999 and 1998.................................................4
         Consolidated Statement of Shareholders' Equity (unaudited)
             For the years ended December 31, 1997 and 1998 and
             six months ended June 30, 1999....................................................................5
         Consolidated Statement of Cash Flows (unaudited)
             Six months ended June 30, 1999 and 1998...........................................................6
         Notes to Consolidated Financial Statements (unaudited).............................................7-14

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................15-20

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

ITEM 1.  Legal Proceedings....................................................................................23

ITEM 2.  Changes in Securities and Use of Proceeds............................................................23

ITEM 3.  Defaults Upon Senior Securities......................................................................23

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................23

ITEM 5.  Other Information....................................................................................24

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................24

SIGNATURES....................................................................................................25

                          FIRST CITIZENS BANC CORP
                        Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                        June 30,         December 31,
         Assets                                                           1999               1998
                                                                      -------------    ---------------
Cash and due from banks                                               $  15,864,520     $  16,443,613
Federal funds sold                                                       10,585,000        19,950,000
Interest-bearing deposits                                                   149,282           248,282
Securities
         Available-for-sale                                             162,211,441       171,952,700
         Held-to-maturity (Estimated Fair Value of $660,578 at
                 June 30, 1999, and $832,632 at December 31, 1998)          654,874           810,122
                                                                      -------------     -------------
                 Total securities                                       162,866,315       172,762,822

Loans held for sale                                                       2,249,275         2,273,509

Loans                                                                   278,869,722       283,349,201
         Less: Allowance for possible loan losses                        (4,458,393)       (4,567,126)
                                                                      -------------     -------------
                 Net loans                                              274,411,329       278,782,075

Office premises and equipment, net                                        7,400,561         7,363,513
Intangible assets                                                         2,365,940         2,533,963
Accrued Interest and other assets                                         6,625,286         8,531,086

                 Total assets                                         $ 482,517,508     $ 508,888,863
                                                                      =============     =============

         Liabilities
Deposits
         Noninterest-bearing deposits                                 $  38,237,045     $  38,574,055
         Interest-bearing deposits                                      369,345,487       379,325,190
                                                                      -------------     -------------
                 Total deposits                                         407,582,532       417,899,245

Federal Home Loan Bank borrowings                                         2,228,082        13,235,165
Securities sold under agreements to repurchase                           12,214,632        16,369,681
U. S. Treasury interest-bearing demand deposit notes payable              2,840,910           971,558
Accrued interest, taxes and other expenses                                4,646,004         6,672,283
                                                                      -------------     -------------

                 Total liabilities                                      429,512,160       455,147,932

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                         23,257,520        23,257,520
Retained earnings                                                        28,495,434        26,811,264
Treasury stock, 606 shares at cost at June 30, 1999                         (16,851)                0
Unrealized gain on securities available for sale                          1,269,245         3,672,147
                                                                      -------------     -------------
                 Total shareholders' equity                              53,005,348        53,740,931
                                                                      -------------     -------------

                 Total liabilities and shareholders' equity           $ 482,517,508     $ 508,888,863
                                                                      =============     =============

See notes to interim consolidated financial statements

                           FIRST CITIZENS BANC CORP
                Consolidated Statements of Income (Unaudited)

                                                  Three months ended             Six months ended
                                                      June 30,                       June 30,
                                           -----------------------------  -------------------------
                                                 1999          1998          1999              1998
INTEREST INCOME:
     Loans, including fees                   $ 5,699,663    $ 6,060,491    $11,500,563    $12,306,292
     Taxable securities                        1,673,028      1,645,258      3,394,133      3,180,523
     Nontaxable securities                       589,935        515,981      1,170,960      1,018,068
     Federal funds sold                          153,988        250,405        329,807        452,850
     Other                                        11,208         13,703         32,243         29,349
                                             -----------    -----------    -----------    -----------
        Total interest income                  8,127,822      8,485,838     16,427,706     16,987,082

INTEREST EXPENSE:
     Deposits                                  3,575,291      3,998,866      7,224,511      7,950,836
     FHLB Borrowings                              32,540        200,291        195,604        407,532
     Other                                       153,675        130,669        311,007        251,533
                                             -----------    -----------    -----------    -----------
        Total other expense                    3,761,506      4,329,826      7,731,122      8,609,901
                                             -----------    -----------    -----------    -----------

NET INTEREST INCOME                            4,366,316      4,156,012      8,696,584      8,377,181

PROVISION FOR LOAN LOSSES                         88,000        108,000        156,000        216,000
                                             -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                 4,278,316      4,048,012      8,540,584      8,161,181

NONINTEREST INCOME:
     Computer center data processing fees        224,691        356,603        734,387        818,695
     Service charges                             242,962        258,166        483,603        467,827
     Net gain on sale of securities                3,557              0        730,861         19,580
     Net gain on sale of loans                    33,072         45,939        127,590         79,904
     Other                                       373,685        330,722        706,293        575,273
                                             -----------    -----------    -----------    -----------
        Total noninterest income                 877,967        991,430      2,782,734      1,961,279

NONINTEREST EXPENSE:
     Salaries, wages and benefits              1,635,717      1,721,192      3,415,913      3,424,862
     Net occupancy expense                       204,039        159,676        400,977        327,420
     Equipment expense                           206,097        182,376        392,889        354,130
     FDIC Premiums                                12,171          5,560         24,416         24,531
     State franchise tax                         146,485        165,388        297,241        339,370
     Professional services                       375,354        526,322        643,383        702,354
     Other operating expenses                    963,398        883,502      1,951,025      1,790,790
                                             -----------    -----------    -----------    -----------
        Total noninterest expense              3,543,261      3,644,016      7,125,844      6,963,457
                                             -----------    -----------    -----------    -----------

        Income before taxes                    1,613,022      1,395,426      4,197,474      3,159,003

Income tax expense                               420,144        386,285      1,149,015        889,443
                                             -----------    -----------    -----------    -----------

        Net Income                           $ 1,192,878    $ 1,009,141      3,048,459      2,269,560

     Earnings per share                      $      0.28    $      0.24    $      0.72           0.53
     Dividends declared                      $      0.16    $      0.15    $      0.32           0.30
     Wtd. avg. shares during the period        4,262,834      4,263,401      4,263,083      4,263,401

See notes to interim consolidated financial statements.

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                       Unrealized
                                                                                                         Gain on
                                                                                                       Securities         Total
                                            Common Stock               Retained         Treasury        Available      Shareholders'
                                        Shares          Amount         Earnings          Stock          for Sale          Equity

Balance, January 1,1997                 4,263,401  $   23,257,520   $  24,619,419                0   $     811,399    $  48,688,338

Comprehensive Income:
     Net Income                                                         4,440,544                                         4,440,544
     Change in unrealized gain on
       securities available for sale                                                                     1,615,663        1,615,663
                                                                                                                      --------------
        Total                                                                                                             6,056,207

Cash dividends ($1.07 per share)                                       (3,265,110)                                       (3,265,110)

Cash dividends declared by Farmers,
     prior to merger                                                     (280,000)                                         (280,000)
                                      ------------ ---------------  --------------   --------------  --------------   --------------

Balance, December 31, 1997              4,263,401      23,257,520      25,514,853                0       2,427,062       51,199,435

Comprehensive Income:
     Net Income                                                         5,760,667                                         5,760,667
     Change in unrealized gain on
       securities available for sale                                                                     1,245,085        1,245,085
                                                                                                                      --------------
        Total                                                                                                             7,005,752

Cash paid for fractional shares                                            (3,451)                                           (3,451)

Cash dividends ($1.07 per share)                                       (4,368,805)                                       (4,368,805)

Cash dividends declared by Farmers,
     prior to merger                                                      (92,000)                                          (92,000)
                                      ------------ ---------------  --------------   --------------  --------------   --------------

Balance, December 31, 1998              4,263,401      23,257,520      26,811,264                0       3,672,147       53,740,931

Comprehensive Income:
     Net Income                                                         3,048,459                                         3,048,459
     Change in unrealized gain on
       securities available for sale                                                                    (2,402,902)      (2,402,902)
                                                                                                                      --------------
        Total                                                                                                               645,557

Purchase of treasury stock, at cost          (606)                                         (16,851)                         (16,851)

Cash dividends ($.32 per share)                                        (1,364,289)                                       (1,364,289)
                                      ------------ ---------------  --------------   --------------  --------------   --------------

Balance, June  30, 1999                 4,262,795  $   23,257,520   $  28,495,434    $     (16,851)  $   1,269,245    $  53,005,348
                                      ============ ===============  ==============   ==============  ==============   ==============

See notes to interim consolidated financial statements

                        FIRST CITIZENS BANC CORP
            Consolidated Statement of Cash Flows (Unaudited)

                                                                              Six months ended June 30,
                                                                         -------------------------------------
                                                                                1999                1998

Cash flows from operating activities
     Net Income                                                          $      3,048,459    $      2,269,560
     Adjustments to reconcile net income to net cash from operating activities
        Depreciation and amortization of office premises and equipment            473,579             422,009
        Amortization of intangible assets                                         168,023             185,524
        Provision for loan losses                                                 156,000             216,000
        Loans originated for sale                                              (7,242,501)         (4,482,255)
        Proceeds from sale of loans                                             7,319,380           3,342,364
        Gain on sale of loans                                                    (127,590)            (79,904)
        Security gains                                                           (730,861)
        Change in deferred loan fees                                              (67,863)            (90,368)
        Net amortization of security premiums and discounts                       318,075              88,222
        Change in accrued interest and other assets                             1,980,745            (123,931)
        Change in accrued interest, taxes and other expenses                     (788,421)         (1,709,803)
                                                                         -----------------   -----------------
            Net cash from operating activities                                  4,507,025              37,418

Cash flows from investing activities
     Maturities of interest bearing deposits                                       99,000              99,000
     Maturities and calls of securities, held-to-maturity                         154,828           3,474,857
     Maturities and calls of securities, available-for-sale                    17,220,146          21,690,783
     Purchases of securities, available-for-sale                              (12,925,835)        (34,963,081)
     Proceeds from sale of securities, available-for-sale                       2,219,394
     Loans made to customers, net of principal collected                        4,282,609           7,430,920
     Change in federal funds sold                                               9,365,000             775,000
     Proceeds from sale of property and equipment                                   1,627              25,613
     Purchases of office premises and equipment                                  (512,254)           (428,343)
                                                                         -----------------   -----------------
            Net cash from investing activities                                 19,904,515          (1,895,251)

Cash flows from financing activities
     Repayment of FHLB borrowings                                             (11,007,083)           (617,535)
     Net change in deposits                                                   (10,316,713)            231,245
     Change in securities sold under agreements to repurchase                  (4,155,049)          2,730,697
     Change in U. S. Treasury interest-bearing demand notes payable             1,869,352            (372,014)
     Purchases of treasury stock                                                  (16,851)
     Cash dividends paid                                                       (1,364,289)         (1,010,900)
                                                                         -----------------   -----------------
            Net cash from financing activities                                (24,990,633)            961,493

Net change in cash and due from banks                                            (579,093)           (896,340)

Cash and due from banks at beginning of period                                 16,443,613          17,695,634

Cash and due from banks at end of period                                 $     15,864,520    $     16,799,294
                                                                         =================   =================

Supplemental disclosures:
     Cash paid during the period for:
        Interest                                                         $      8,272,156    $      9,157,300
        Income taxes                                                     $        960,000    $        580,000

See notes to  interim consolidated financial statements

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------


1) Consolidated Financial Statements

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

         The following reports have been prepared by the Corporation without audit: The consolidated balance sheets as of June 30, 1999 and December 31, 1998; the consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998; the consolidated statement of shareholders' equity for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997; and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1999 and its results of operations and changes in cash flows for the periods ended June 30, 1999 and 1998 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



Other comprehensive income (loss) components and related taxes for the three and six months ended June 30, 1999 and 1998.



                                          Three months ended           Six months ended
                                              June 30,                       June 30,
                                         1999          1998            1999            1998
                                         ----          ----            ----            ----
Unrealized holding gains and
  (losses) on available for
  sale securities                    $(1,981,596)    $   135,555    $(2,909,902)    $   725,941
Reclassification adjustment for
(gains) and losses later
recognized in income                      (3,557)              0       (730,861)        (19,580)
                                     -----------     -----------    -----------     -----------
Net unrealized gains and (losses)     (1,985,153)        135,555     (3,640,763)        706,361
Tax effect                               674,951          69,228      1,237,861        (124,846)
                                     -----------     -----------    -----------     -----------
Other comprehensive income (loss)    $(1,310,202)    $   204,783    $(2,402,902)    $   581,515
                                     ===========     ===========    ===========     ===========


In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115, except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 was effective as of January 1, 1999, and did not have a significant impact on the Corporation's financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

(2) Securities

         Securities at June 30, 1999 and December 31, 1998 were as follows:


                                                                     June 30, 1999
               AVAILABLE FOR SALE                                Gross            Gross
                                             Amortized        Unrealized        Unrealized
                                                Cost             Gains            Losses         Fair Value
                                         ----------------  ----------------   ---------------   ----------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                        $  66,193,783    $     166,992     $    (480,116)    $  65,880,659
Obligations of state and political
     subdivisions                           54,497,640          637,158          (426,213)       54,708,585
Corporate bonds                             17,031,761           18,501          (116,565)       16,933,697
Equity securities                            1,786,281        2,403,285           (13,905)        4,175,661
Other securities, including mortgage-
     backed securities                      20,778,877           11,686          (277,724)       20,512,839
                                         -------------    -------------     -------------     -------------
                                         $ 160,288,342    $   3,237,622     $  (1,314,523)    $ 162,211,441
                                         =============    =============     =============     =============


                                                                                June 30, 1999
               HELD TO MATURITY                                  Gross              Gross
                                            Amortized          Unrealized        Unrealized
                                              Cost               Gains             Losses         Fair Value
                                         ----------------  ----------------   ---------------   ----------------
Obligations of state and political
     subdivisions                        $     355,000    $       1,836     $        (369)    $     356,467
Other securities, including mortgage-
     backed securities                         299,874            4,474              (237)          304,111
                                         -------------    -------------     -------------     -------------
                                         $     654,874    $       6,310     $        (606)    $     660,578
                                         =============    =============     =============     =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



                                                                 December 31, 1998
               AVAILABLE FOR SALE                             Gross             Gross
                                        Amortized           Unrealized        Unrealized
                                            Cost               Gains             Losses         Fair Value
                                       ----------------  ----------------   ---------------   ----------------

U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                        $  69,024,266    $   1,198,600     $     (98,129)    $  70,124,737
Obligations of state and political
     subdivisions                           52,759,051        1,661,950           (17,364)       54,403,637
Corporate bonds                             17,957,515          166,350            (7,115)       18,116,750
Equity securities                            1,867,519        2,605,797           (22,405)        4,450,911
Other securities, including mortgage-
     backed securities                      24,780,487           86,596           (10,418)       24,856,665
                                         -------------    -------------     -------------     -------------
                                         $ 166,388,838    $   5,719,293     $    (155,431)    $ 171,952,700
                                         =============    =============     =============     =============

                                                                 December 31, 1998
               HELD TO MATURITY                               Gross             Gross
                                        Amortized           Unrealized        Unrealized
                                            Cost               Gains             Losses         Fair Value
                                       ----------------  ----------------   ---------------   ----------------


Obligations of state and political
     subdivisions                        $     355,000    $       7,564     $           0     $     362,564
Other securities, including mortgage-
     backed securities                         455,122            6,054              (108)          461,068
                                         -------------    -------------     -------------     -------------
                                         $     810,122    $      13,618     $        (108)    $     823,632
                                         =============    =============     =============     =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------


The amortized cost and fair value of securities at June 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


AVAILABLE FOR SALE                                          Amortized Cost             Fair Value
                                                            --------------           --------------
Due in one year or less                                     $  27,433,070              $ 27,529,430
Due after one year through five years                          88,663,686                88,362,083
Due after five years through ten years                         21,412,826                21,416,794
Due after ten years                                               213,602                   214,634
Mortgage-backed securities                                     20,778,877                20,512,839
Equity securities                                               1,786,281                 4,175,661
                                                            -------------              ------------
    Total securities available for sale                     $ 160,288,342              $162,211,441
                                                            =============              ============

                                                                                       Estimated
Held to maturity                                            Amortized Cost             Fair Value
                                                            --------------           --------------
Due in one year or less                                     $     122,500              $    123,161
Due after one year through five years                             232,500                   233,305
Mortgage-backed securities                                        299,874                   304,112
                                                            -------------              ------------
    Total securities held to maturity                       $     654,874              $    660,578
                                                            =============              ============




Proceeds from sales of securities available for sale during the six months ended June 30, 1999 totaled $2,219,394 resulting in gross gains of $730,861. Proceeds from the sales of securities available for sale during the three months ended June 30, 1999 totaled $1,009,807 resulting in gross gains of $3,557. No securities were called or settled by the issuer during the three or six months ended June 30, 1999. Securities called or settled by the issuer resulted in gains of $19,580 for the six months ended June 30, 1998.

Securities with a carrying value of approximately $62,635,000 and $60,960,000 were pledged as of June 30, 1999 and December 31, 1998, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



(3) Loans

         Loans at June 30, 1999 and December 31, 1998 were as follows:

                                             6/30/1999                 12/31/1998
                                             ---------                 ----------
Commercial and Agriculture                  $  23,804,472         $  28,415,462
Real Estate - mortgage                        222,102,847           221,438,442
Real Estate - construction                      3,520,918             3,492,928
Consumer                                       27,915,600            29,957,511
Credit card and other                           2,762,038             1,426,312
Deferred loan fees                             (1,072,655)           (1,140,518)
Unearned interest                                (163,498)             (240,936)
                                            -------------         -------------
            Total                           $ 278,869,722         $ 283,349,201
                                            =============         =============



 (4) Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 was as follows:


                                                 1999                    1998
                                                 ----                    ----
Balance January 1,                          $   4,567,126         $   4,707,051
Loans charged-off                                (401,052)             (367,266)
Recoveries                                        136,319               126,496
Provision for loan losses                         156,000               216,000
                                            -------------         -------------
Balance June 30,                            $   4,458,393         $   4,682,281
                                            =============         =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the six months ended June 30.

                                                             1999            1998
                                                             ----            ----
Average investment in impaired loans                       $3,747,000    $4,223,000

Interest income recognized on impaired loans
     including interest income recognized on cash basis       144,502       142,919

Interest Income recognized on impaired loans
     on cash basis                                            144,502       142,919


Information regarding impaired loans at June 30, 1999 and December 31, 1998 was as follows:

                                                           6/30/1999      12/31/98
                                                           ---------      --------

Balance impaired loans                                     $3,923,000    $4,159,000

Less portion for which no allowance for loan
     losses is allocated                                           --            --

Portion of impaired loan balance for which an
     allowance for credit losses is allocated              $3,923,000    $4,159,000
                                                           ==========    ==========

Portion of allowance for loan losses allocated to
     the impaired loan balace                              $1,145,000    $1,173,000
                                                           ==========    ==========


(5) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheets. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of June 30, 1999 and December 31, 1998.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         Commitments to extend credit and letters of credit approximated the following amounts at June 30, 1999 and December 31, 1998.

                                                                        Contract Amount
                                                                        ---------------
                                                                   June 30, 1999 December 31, 1998
                                                                    ------------ -----------------
Commitment to extend credit:
     Lines of credit and construction loans                          $17,522,000     $23,412,000
     Credit cards                                                      3,624,000       3,315,000
Letters of credit                                                        388,000         623,000
                                                                     -----------     -----------
                                                                     $21,534,000     $27,350,000
                                                                     ===========     ===========


         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 1999 and December 31, 1998 approximated $2,734,000 and $2,326,000.

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

INTRODUCTION

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 1999, compared to December 31, 1998 and the consolidated results of operations for the three and six month periods ending June 30, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION

         Total assets of the Corporation at June 30, 1999 totaled $482,517,508 compared to $508,888,863 at December 31, 1998. This was a decrease of $26,371,355, or 5.2 percent. Within the structure of the assets, net loans have decreased $4,370,746, or 1.6 percent since December 31, 1998, due in part to slow loan demand. The demand for mortgage loans has been mainly for fixed rate. These are the types of loans the Corporation is selling on the secondary market. For the first six months of 1999, loans originated for sale totaled $7,242,501. Loans held-for-sale decreased $24,234, or 1.1 percent from December 31, 1998. At June 30, 1999, the net loan to deposit ratio was 67.3 percent compared to 66.7 percent at December 31, 1998.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         At June 30, 1999, $162,211,441, or 99.6 percent of the security portfolio was classified as available for sale. The remainder of $654,874 was classified as held to maturity. Securities decreased $9,896,507 from December 31, 1998. Some matured securities were not replaced in order to increase liquidity. Additionally, equity securities with a market value of $2,219,394 were sold during the six months ended June 30, 1999.

         For the six months of operations in 1999, $156,000 was placed into the allowance from earnings compared to $216,000 for the same period of 1998. The Corporation has placed an increased emphasis on valuation of the reserve for loan losses. The calculation of specific reserves, reserves for delinquencies and general reserves should be fairly representative of the reserves necessary for the portfolio. Valuation of these portions lessens the need for unallocated reserves. The unallocated portion is reserved to cover situations not addressed by the specific, delinquent or general portions, such as a downturn in the economy. As a guideline for the unallocated portion of the reserve, the Corporation uses a range of 25% to 35% of the total reserve. If this range is exceeded, then provisions to the reserve will be reduced. Net charge-offs for the first six months of 1999 were $264,733 compared to $240,770 for the same period of 1998. The June 30, 1999 allowance for loan losses as a percent of total loans was 1.60 percent compared to
         1.61 percent at December 31, 1998.

         Office premises and equipment have increased $37,048 and intangible assets have decreased $168,023 since December 31, 1998. The increase in office premises and equipment is attributed to new purchases of $512,254, less proceeds from the sale of equipment of $1,627 and depreciation of $473,579.

         Accrued interest and other assets totaled $6,625,286 at June 30, 1999 compared to $8,531,086 at December 31, 1998, a decrease of $1,905,800. This decrease was due to an increase in interest receivable at the banks of $387,135, an increase in other assets of $580,706 and a decrease in accounts receivable at SCC of $2,966,692. Accounts receivable decreased when SCC received payment from Jack Henry and Associates for the sale of the processing contracts.

         Total deposits at June 30, 1999 decreased $10,316,713 from year-end 1998. Noninterest-bearing deposits, representing demand deposit balances, decreased $337,010 from year-end 1998. Interest-bearing deposits, including savings and time deposits, decreased $9,979,703 from year-end 1998. The year to date 1999 average balance of savings deposits has increased $1,608,000 compared to the average balance of the same period for 1998. The current average rate of these deposits is
         2.41 percent compared to 2.90 percent in 1998. The decrease in the savings rate is due to the Banks lowering the savings rate between 25 and 50 basis points. The year to date 1999 average balance of time certificates has increased $60,000 compared to the average balance for the same period for 1998. The current average rate on these deposits is
         4.97 percent compared to 5.55 percent for the same period in 1998. This decrease in rate is due to pricing strategies employed to help control the cost of deposits, reaction to market interest rates trending down and slowing deposit growth during a period of slower loan demand.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         Other borrowed funds have decreased $13,292,780 from December 31, 1998 to June 30, 1999. Federal Home Loan Bank borrowings have decreased $11,007,083 as a result of scheduled paydowns. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $4,155,049 and U.S. Treasury Tax Demand Notes have increased $1,869,352, pending payment to the government.

         Shareholders' equity at June 30, 1999 was $53,005,348, which was 11.0 percent of total assets. Shareholders' equity at December 31, 1998 was $53,740,931, which was 10.6 percent of total assets. The decrease in shareholders' equity was represented by earnings of $3,048,459, dividends paid of $1,364,289, the purchase of treasury stock for $16,851 and the decrease in the unrealized gain on securities available for sale of $2,402,902. The Corporation paid a cash dividends on February 1, 1999 and May 1, 1999, each at a rate of $.16 per share. Total outstanding shares at June 30, 1999 were 4,262,795.


RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1999 was $1,192,878, or $.28 per common share compared to $1,009,141, or $.24 per common share for the same period in 1998. This was an increase of $183,737, or 18.2 percent. Some of the reasons for the changes are explained below.

         Net interest income for the second quarter 1999 totaled $4,366,316 compared to $4,156,012 for the second quarter of 1998. This was an increase of $210,304, or 5.1 percent. Total interest income for the first six months of 1999 has decreased $559,376, or 3.3 percent compared to the same period in 1998. The average rate on earning assets on a tax equivalent basis for the first six months of 1999 was 7.22 percent and 7.66 percent for the first six months of 1998. Total interest expense for the first six months of 1999 has decreased $878,779, or 10.2 percent compared to the same period of 1998. This decrease is due mainly to a decrease in interest on deposits of $726,325. The average rate on interest-bearing liabilities for the first six months of 1999 was 3.29 percent compared to 3.75 percent for the same period of 1998. The net interest margin on a tax equivalent basis was 3.93 percent for the six-month period ended June 30, 1999 and
         3.91 percent for the same period ended June 30, 1998.

         Noninterest income for the second quarter 1999 totaled $877,967 compared to $991,430 for the second quarter 1998, a decrease of $113,463. Gain on securities for the quarter increased $3,557 compared to 1998. Revenue from computer operations decreased $131,902, other operating income increased $42,963, service charges on deposit accounts decreased $15,204 and the gain on the sale of loans decreased $12,867. Gain on the sale of loans increased due to increased volume of loans sold. Noninterest income for the first six months of 1999 totaled $2,782,734 compared to $1,961,279 for the same period of 1998, an increase of $821,455. Gain on securities for the first six months of 1999 increased $711,281 compared to 1998. The large increase in the gain on securities was due to the sale of equity securities at Farmers. The equity securities were

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         sold to take advantage of significant increases in the market value of the portfolio. Revenue from computer operations decreased $84,308 as a result of the sale of SCC's processing contracts, other operating income increased $131,020, due mainly to increased revenue from point-of-sale terminal usage, service charges on deposit accounts increased $15,776 and the gain on the sale of loans increased $47,686. Gain on the sale of loans increased due to increased volume of loans sold

         Noninterest expense for the second quarter 1999 totaled $3,543,261 compared to $3,644,016 for the second quarter 1998. This was a decrease of $100,755, or 2.8 percent. The largest change in noninterest expense was in professional fees. Professional fees decreased $150,968, due mainly to merger costs associated with Farmers.


INCOME TAX EXPENSE

         Income tax expense for the second quarter of 1999 totaled $420,144 compared to $386,285 for the second quarter of 1998. This was an increase of $33,859, or 8.8 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $217,596. The effective tax rate was 26.0% for the three months ended June 30, 1999 and 27.7% for the three months ended June 30, 1998. Income tax expense for the first half of 1999 totaled $1,149,015 compared to $889,443 for the first half of 1998. This was an increase of $259,572, or 29.2 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $1,038,471, generated mostly by income from the sale of equity securities. The effective tax rate were comparable for the six month periods ended June 30, 1999 and June 30, 1998, at 27.4% and 28.2% respectively.


CAPITAL RESOURCES

         Shareholders equity totaled $53,005,348 at June 30, 1999 compared to $53,740,931 at December 31, 1998. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                Corporation Ratios            Regulatory

                                             6/30/99          12/31/98         Minimums
                                             -------          --------         --------
Tier I Risk Based Capital                     17.4%            15.7%             4.0%
Total Risk Based Capital                      18.6%            17.0%             8.0%
Leverage Ratio                                10.2%             9.5%             5.0%

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------

         The Corporation paid a cash dividends of $.16 per common share each on February 1, 1999 and May 1, 1999 compared to $.15 per common share each on February 1, 1998 and May 1, 1998.

         Capital expenditures totaled $512,254 for the first six months of 1999 compared to $428,343 for the same period of 1998.


LIQUIDITY

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first six months of 1999 the Banks maintained a federal funds sold position that averaged $14,299,000. In addition, the Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $30,850,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $23,571,918 at June 30, 1999. Finally, 99.6% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

         The validation phase is essentially the testing phase to determine that all upgrades or reprogrammed systems, as well as other systems that are believed to be Year 2000 compliant, are truly ready for the date change to January 1, 2000. First Citizens Banc Corp has developed a test plan to verify that all hardware and software in use will be ready for the Year 2000. Testing is currently ongoing and was completed as planned by June 30, 1999 for all mission critical items. Testing for all non-critical items will be completed by September 30, 1999.

         The implementation phase involves certification that existing systems are ready to go, and that any new systems or changes to existing systems are compliant with the turn of the century requirements. Active involvement of all departments and teams will monitor new and existing items to insure that a smooth transition into the Year 2000 and beyond is achieved.

         In anticipation of potential Year 2000 problems, the Corporation has addressed both preventative measures and corrective actions. Management has set a maximum budget of $281,100 for Year 2000 related issues. Through June 30, 1999, approximately $180,900 has been spent on solutions for possible problems. In addition to the dollars spent, specific contingency plans are in place for all mission critical items. Mission critical items are the programs that must be in place in order for the Corporation to continue operations with minimal business disruptions. The contingency plans vary widely and range from manual report preparation to telephone authorization of funds transfer to reliance on vendor's contingency plans where no other alternative exists.


SALE OF DATA PROCESSING CONTRACTS AT SCC RESOURCES, INC.

         On June 19,1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of the contracts for providing data processing services to community banks. JHA agreed to pay a fee based upon annual net revenue under the new JHA contract for each bank that signed

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------


         a five-year contract with JHA by January 31, 1999. The Corporation recognized $2,966,692 of income as a result of the sale of the contracts in 1998. Expenses of $1,432,572 relating primarily to the write down of software and intangible assets, lease termination costs and employee severance costs were also recorded. The net gain of $1,534,120 was reflected in other income for the year ended December 31, 1998. All banks were converted to JHA's software by the end of June 1999. SCC will continue to offer bookkeeping, proof and imaging services to its customer banks, as well as the affiliated banks.


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


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         First Citizens Banc Corp held its annual meeting on May 4, 1999, for the purpose of considering and voting on the following:

         1.) To elect five Class III directors to serve terms of three years or until their successors are elected and qualified.
         2.) To ratify appointment of Crowe, Chizek & Co. as independent auditors for the calendar year 1999.

                  Five directors, Robert L. Bordner, Mary Lee G. Close, Richard
         B. Fuller, George L. Mylander and Richard O. Wagner were nominated for reelection and were subsequently reelected as directors. The appointment of Crowe, Chizek & Co. as independent auditors was ratified. No other issues were brought before the meeting.

         The summary of the voting of common shares outstanding was as follows:

                                                  For                Withheld
        DIRECTOR CANDIDATE
        Robert L. Bordner                       2,771,071          49,923
        Mary Lee G. Close                       2,756,916          64,078
        Richard B. Fuller                       2,769,185          51,809
        George L. Mylander                      2,770,617          50,377
        Richard O. Wagner                       2,756,816          64,178


                                                 For                Against         Abstain
        ACCOUNTING FIRM
        Crowe, Chizek & Co.                     2,795,153             566          25,275


Item 5.  OTHER INFORMATION

         None

Item 6. (a) EXHIBIT NO. 27 Financial Data Schedule .................27


        (b) EXHIBIT NO. 99 Safe Harbor under the Private
                           Securities Litigation Reform Act of 1995

        (c) REPORTS ON FORM 8-K - Incorporated by reference.
                           Originally filed on April 14, 1999 announcing the rescheduling of our annual meeting from April 20, 1999 to May 4, 1999.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                  August 12, 1999
-------------------------------                      -------------------------
David A. Voight                                      Date
President



/s/ James O. Miller                                  August 12, 1999
-------------------------------                      -------------------------
James O. Miller                                      Date
Executive Vice President

Exhibit
Number           Description                                         Page Number
------           -----------                                         -----------
27               Financial Data Schedule                             27

99               Safe Harbor Under the Private Securities            Incorporated by reference to Exhibit 99 to
                 Litigation Reform Act of 1995                       Annual Report on Form 10-K for the Year Ended
                                                                     December 31, 1998 filed by the registrant on
                                                                     March 25, 1999
