Form 10-Q
period 1999-09-30
FIRST CITIZENS BANC CORP /OH
filed 1999-11-12
CIK 944745

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:.............................September 30, 1999

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from.........................to.....................

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

                   100 East Water Street, Sandusky, Ohio 44870
                   -------------------------------------------
               (Address of principle executive offices) (Zip Code)

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


                           Common Stock, no par value
                        Outstanding at November 12, 1999
                             4,220,515 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information
ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  September 30, 1999 and December 31, 1998.......................................3
              Consolidated Statements of Income (unaudited)
                  Three and nine months ended September 30, 1999 and 1998........................4
              Consolidated Statement of Shareholders' Equity (unaudited)
                  For the years ended December 31, 1997 and 1998 and
                  nine months ended September 30, 1999...........................................5
              Consolidated Statement of Cash Flows (unaudited)
                  Nine months ended September 30, 1999 and 1998..................................6
              Notes to Consolidated Financial Statements (unaudited)..........................7-14

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................15-22

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........................22-23


PART II.  Other Information

ITEM 1.  Legal Proceedings......................................................................24

ITEM 2.  Changes in Securities and Use of Proceeds..............................................24

ITEM 3.  Defaults Upon Senior Securities........................................................24

ITEM 4.  Submission of Matters to a Vote of Security Holders....................................24

ITEM 5.  Other Information......................................................................24

ITEM 6.  Exhibits and Reports on Form 8-K.......................................................24

SIGNATURES......................................................................................25


                          FIRST CITIZENS BANC CORP
                         Consolidated Balance Sheets
                                                                                             (Unaudited)
                                                                                 September 30,          December 31,
         Assets                                                                      1999                   1998
                                                                              -----------------      -----------------
Cash and due from banks                                                       $      15,413,537      $      16,443,613
Federal funds sold                                                                   16,035,000             19,950,000
Interest-bearing deposits                                                                51,031                248,282
Securities
         Available-for-sale                                                         157,237,187            171,952,700
         Held-to-maturity (Estimated Fair Value of $547,626 at
                 September 30, 1999, and $832,632 at December 31, 1998)                 542,752                810,122
                                                                              -----------------      -----------------
                 Total securities                                                   157,779,939            172,762,822

Loans held for sale                                                                   2,570,250              2,273,509

Loans                                                                               283,430,976            283,349,201
         Less: Allowance for loan losses                                             (4,396,278)            (4,567,126)
                                                                              -----------------      -----------------
                 Net loans                                                          279,034,698            278,782,075

Office premises and equipment, net                                                    7,145,044              7,363,513
Intangible assets                                                                     2,284,427              2,533,963
Accrued Interest and other assets                                                     6,630,177              8,531,086

                 Total assets                                                 $     486,944,103      $     508,888,863
                                                                              =================      =================

         Liabilities
Deposits
         Noninterest-bearing deposits                                         $      39,647,596      $      38,574,055
         Interest-bearing deposits                                                  365,155,303            379,325,190
                                                                              -----------------      -----------------
                 Total deposits                                                     404,802,899            417,899,245

Federal Home Loan Bank borrowings                                                     2,093,875             13,235,165
Securities sold under agreements to repurchase                                       21,030,872             16,369,681
U. S. Treasury interest-bearing demand deposit note payable                           3,867,006                971,558
Accrued interest, taxes and other expenses                                            3,287,996              6,672,283
                                                                              -----------------      -----------------
                 Total liabilities                                                  435,082,648            455,147,932

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                                     23,257,520             23,257,520
Retained earnings                                                                    28,964,022             26,811,264
Treasury stock, 42,886 shares at cost at September 30, 1999                          (1,221,832)                     0
Accumulated other comprehensive income                                                  861,745              3,672,147
                                                                              -----------------      -----------------
                 Total shareholders' equity                                          51,861,455             53,740,931
                                                                              -----------------      -----------------
                 Total liabilities and shareholders' equity                   $     486,944,103      $     508,888,863
                                                                              =================      =================

See notes to interim consolidated financial statements                    Page 3


                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                     Three months ended                    Nine months ended
                                                        September 30,                        September 30,
                                               ------------------------------    ---------------------------------
                                                    1999              1998              1999              1998
INTEREST INCOME:
     Loans, including fees                     $  5,780,632      $  5,961,748      $  17,281,195     $  18,146,363
     Taxable securities                           1,667,880         1,780,788          5,062,013         4,961,311
     Nontaxable securities                          571,152           541,086          1,742,112         1,559,154
     Federal funds sold                             153,220           254,504            483,027           707,354
     Other                                           19,105             1,902             51,348            31,251
                                               ------------      ------------      -------------     -------------
         Total interest income                    8,191,989         8,540,028         24,619,695        25,405,433

INTEREST EXPENSE:
     Deposits                                     3,510,323         4,031,569         10,734,834        11,982,405
     FHLB Borrowings                                 29,514           197,124            225,118           604,656
     Other                                          173,830           164,730            484,837           416,263
                                               ------------      ------------      -------------     -------------
         Total interest expense                   3,713,667         4,393,423         11,444,789        13,003,324
                                               ------------      ------------      -------------     -------------
NET INTEREST INCOME                               4,478,322         4,146,605         13,174,906        12,402,109

PROVISION FOR LOAN LOSSES                            75,000            83,000            231,000           299,000
                                               ------------      ------------      -------------     -------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,403,322         4,063,605         12,943,906        12,103,109

NONINTEREST INCOME:
     Computer center data processing fees           238,012           445,379            972,399         1,264,074
     Service charges                                263,061           246,750            746,664           714,577
     Net gain on sale of securities                  19,455             1,000            750,316            20,580
     Net gain on sale of loans                       11,539            73,112            139,129           153,016
     Other                                          442,840           364,939          1,149,133         1,061,889
                                               ------------      ------------      -------------     -------------
         Total noninterest income                   974,907         1,131,180          3,757,641         3,214,136

NONINTEREST EXPENSE:
     Salaries, wages and benefits                 1,627,367         1,806,712          5,043,280         5,231,574
     Net occupancy expense                          188,830           110,377            589,807           437,797
     Equipment expense                              216,575           186,402            609,464           540,532
     FDIC Premiums                                   11,931            68,306             36,347            92,837
     State franchise tax                            143,725           152,131            440,966           491,501
     Professional services                          115,730           137,605            759,113           690,428
     Other operating expenses                     1,451,724         1,109,023          3,402,749         3,049,344
                                               ------------      ------------      -------------     -------------
         Total noninterest expense                3,755,882         3,570,556         10,881,726        10,534,013
                                               ------------      ------------      -------------     -------------
         Income before taxes                      1,622,347         1,624,229          5,819,821         4,783,232

Income tax expense                                  472,367           448,654          1,621,382         1,338,097
                                               ------------      ------------      -------------     -------------
         Net Income                               1,149,980      $  1,175,575      $   4,198,439     $   3,445,135

     Earnings per share                        $       0.27      $       0.28      $        0.99     $        0.81
     Dividends declared                        $       0.16      $       0.15      $        0.48     $        0.45
     Wtd. avg. shares during the period           4,253,920         4,263,401          4,259,995         4,263,401


See notes to interim consolidated financial statements                   Page 4


                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q

                                                                                                       Accumulated
                                                                                                          Other            Total
                                              Common Stock             Retained        Treasury       Comprehensive   Shareholders'
                                         Shares         Amount         Earnings          Stock           Income          Equity
                                      ------------  -------------   -------------    -------------   --------------   --------------

Balance, January 1,1997                 4,263,401   $  23,257,520   $  24,619,419    $           0   $      811,399   $  48,688,338

Comprehensive income:
     Net income                                                         4,440,544                                         4,440,544
     Change in unrealized gain on
       securities available for sale                                                                      1,615,663       1,615,663
                                                                                                                      -------------
        Total                                                                                                             6,056,207

Cash dividends ($1.07 per share)                                       (3,265,110)                                       (3,265,110)

Cash dividends declared by Farmers,
     prior to merger                                                     (280,000)                                         (280,000)
                                      ------------  -------------   -------------    -------------   --------------   -------------
Balance, December 31, 1997              4,263,401      23,257,520      25,514,853                0        2,427,062      51,199,435

Comprehensive income:
     Net income                                                         5,760,667                                         5,760,667
     Change in unrealized gain on
       securities available for sale                                                                      1,245,085       1,245,085
                                                                                                                      -------------
        Total                                                                                                             7,005,752

Cash paid for fractional shares                                            (3,451)                                           (3,451)

Cash dividends ($1.11 per share)                                       (4,368,805)                                       (4,368,805)

Cash dividends declared by Farmers,
     prior to merger                                                      (92,000)                                          (92,000)
                                      ------------  -------------   -------------    -------------   --------------   -------------
Balance, December 31, 1998              4,263,401      23,257,520      26,811,264                0        3,672,147      53,740,931

Comprehensive income:
     Net income                                                         4,198,439                                         4,198,439
     Change in unrealized gain on
       securities available for sale                                                                     (2,810,402)     (2,810,402)
                                                                                                                      -------------
        Total                                                                                                             1,388,037

Purchase of treasury stock, at cost       (42,886)                                      (1,221,832)                      (1,221,832)

Cash dividends ($.48 per share)                                        (2,045,681)                                       (2,045,681)
                                      ------------  -------------   -------------    -------------   --------------   -------------
Balance, September  30, 1999            4,220,515   $  23,257,520   $  28,964,022    $  (1,221,832)  $      861,745   $  51,861,455
                                      ============  =============   =============    =============   ==============   =============


See notes to interim consolidated financial statements                   Page 5


                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                    --------------------------------
                                                                                         1999               1998
                                                                                    -------------      -------------
Cash flows from operating activities
     Net Income                                                                     $   4,198,439      $   3,445,135
     Adjustments to reconcile net income to net cash from operating activities
         Depreciation and amortization of office premises and equipment                   709,408            587,545
         Amortization of intangible assets                                                249,536             249,536
         Provision for loan losses                                                        231,000             299,000
         Loans originated for sale                                                     (8,809,418)         (5,857,897)
         Proceeds from sale of loans                                                    8,573,581           6,289,875
         Gain on sale of loans                                                           (139,129)           (153,016)
         Security gains                                                                  (750,316)            (20,580)
         Change in deferred loan fees                                                    (150,336)           (135,250)
         Net amortization of security premiums and discounts                              483,175             224,515
         Change in accrued interest and other assets                                    1,979,135             (49,645)
         Change in accrued interest, taxes and other expenses                          (1,584,094)         (1,649,659)
                                                                                    -------------      --------------
            Net cash from operating activities                                          4,990,981           3,229,559

Cash flows from investing activities
     Maturities of interest bearing deposits                                              197,251              99,000
     Maturities and calls of securities, held-to-maturity                                 266,854           4,511,872
     Maturities and calls of securities, available-for-sale                            22,442,842          36,457,456
     Purchases of securities, available-for-sale                                      (17,457,333)        (58,755,209)
     Proceeds from sale of securities, available-for-sale                               5,739,474                   0
     Loans made to customers, net of principal collected                                 (333,287)          7,151,717
     Change in federal funds sold                                                       3,915,000           1,795,000
     Proceeds from sale of property and equipment                                           1,627              64,436
     Purchases of office premises and equipment                                          (844,975)           (592,971)
                                                                                    -------------      --------------
            Net cash from investing activities                                         13,927,453          (9,268,699)

Cash flows from financing activities
     Repayment of FHLB borrowings                                                     (11,141,290)           (932,945)
     Net change in deposits                                                           (13,096,346)          4,192,717
     Change in securities sold under agreements to repurchase                           4,661,191           8,327,086
     Change in U. S. Treasury interest-bearing demand note payable                      2,895,448          (2,328,090)
     Purchases of treasury stock                                                       (1,221,832)                  0
     Cash dividends paid                                                               (2,045,681)         (1,650,410)
                                                                                    -------------      --------------
            Net cash from financing activities                                        (19,948,510)          7,608,358

Net change in cash and due from banks                                                  (1,030,076)          1,569,218

Cash and due from banks at beginning of period                                         16,443,613          17,695,634

Cash and due from banks at end of period                                            $  15,413,537      $   19,264,852
                                                                                    =============      ==============
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                   $  12,100,261      $   13,538,096
         Income taxes                                                               $   1,970,000      $    1,030,000


See notes to interim consolidated financial statements                    Page 6

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), and R. A. Reynolds Appraisal Service, Inc., (Reynolds), together referred to as the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The following reports have been prepared by the Corporation without audit: The consolidated balance sheets as of September 30, 1999 and December 31, 1998; the consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998; the consolidated statement of shareholders' equity for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997; and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 1999 and its results of operations and changes in cash flows for the periods ended September 30, 1999 and 1998 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

         Other comprehensive income (loss) components and related taxes for the three and nine months ended September 30, 1999 and 1998.

                                           Three months ended                Nine months ended
                                               September 30,                   September 30,
                                           1999          1998              1999              1998
                                           ----          ----              ----              ----
Unrealized holding gains and
(losses) on available for sale         $  (597,969)  $   782,033         $ (3,507,871)    $ 1,507,974
securities
Reclassification adjustment for
(gains) and losses later recognized        (19,455)       (1,000)            (750,316)        (20,580)
                                           --------       -------            ---------        --------
in income

Net unrealized gains and (losses)         (617,424)      781,033           (4,258,187)      1,487,394

Tax effect                                 209,924      (265,549)           1,447,785        (390,395)
                                           -------      ---------           ---------        ---------

Other comprehensive income (loss)      $  (407,500)  $   515,484         $ (2,810,402)    $ 1,096,999
                                       ===========   ===========         ============     ===========

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


(2) Securities

         Securities at September 30, 1999 and December 31, 1998 were as follows:

                                                                        September 30, 1999
                                                                      Gross            Gross
          AVAILABLE FOR SALE                        Amortized       Unrealized       Unrealized          Fair
                                                      Cost            Gains             Loss              Value
                                                    ---------       ----------      -----------     -------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                                 $   64,676,495    $   110,561     $   (551,183)   $  64,235,873
Obligations of state and political
     subdivisions                                     53,903,608        488,076         (512,886)      53,878,798
Other securities, including mortgage-
     backed and equity securities                     37,351,409      2,185,351         (414,244)      39,122,516
                                                  --------------    -----------     ------------    -------------
                                                  $  155,931,512    $ 2,783,988     $ (1,478,313)   $ 157,237,187
                                                  ==============    ===========     ============    =============


                                                                        September 30, 1999
                                                       Gross           Gross           Gross
               HELD TO MATURITY                      Amortized       Unrealized      Unrealized
                                                       Cost            Gains           Losses         Fair Value
                                                  --------------    -----------     ------------    -------------
Obligations of state and political
     subdivisions                                 $      355,000    $     1,541     $          0    $     356,541
Other securities, including mortgage-
     backed securities                                   187,752          3,387              (54)         191,085
                                                  --------------    -----------     ------------    -------------
                                                  $      542,752    $     4,928     $        (54)   $     547,626
                                                  ==============    ===========     ============    =============


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
-------------------------------------------------------------------------------


                                                                          December 31, 1998
                                                                       Gross                Gross
                                                                     Unrealized          Unrealized          Fair
             AVAILABLE FOR SALE                 Amortized Cost         Gains               Losses           Value
                                                -----------------  ------------        ---------------    --------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                             $  69,024,266      $   1,198,600       $     (98,129)      $  70,124,737
Obligations of state and political
     subdivisions                                52,759,051          1,661,950             (17,364)         54,403,637
Other securities, including mortgage-
     backed and equity securities                44,605,521          2,858,743             (39,938)         47,424,326
                                              -------------      -------------       -------------       -------------
                                              $ 166,388,838      $   5,719,293       $    (155,431)      $ 171,952,700
                                              =============      =============       =============       =============


                                                                          December 31, 1998
                                                                       Gross                Gross
                                                                    Unrealized          Unrealized          Fair
             HELD TO MATURITY                   Amortized Cost         Gains               Losses           Value
                                                -----------------  ------------        ---------------    --------

Obligations of state and political
     subdivisions                             $     355,000      $       7,564       $           0       $     362,564
Other securities, including mortgage-
     backed securities                              455,122              6,054                (108)            461,068
                                              -------------      -------------       -------------       -------------
                                              $     810,122      $      13,618       $        (108)      $     823,632
                                              =============      =============       =============       =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
-----------------------------------------------------------------------

The amortized cost and fair value of securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.




AVAILABLE FOR SALE                                Amortized Cost     Fair Value
                                                  -------------- --------------------
Due in one year or less                           $ 28,231,998      $ 28,278,705
Due after one year through five years               85,258,469        84,806,051
Due after five years through ten years              20,870,707        20,711,496
Due after ten years                                    213,441           211,648
Mortgage-backed securities                          19,582,616        19,297,821
Equity securities                                    1,774,281         3,931,466
                                                  ------------      ------------
    Total securities available for sale           $155,931,512      $157,237,187
                                                  ============      ============

HELD TO MATURITY                                  Amortized Cost Estimated Fair Value
                                                  -------------  -------------------

Due in one year or less                           $    122,500      $    122,895
Due after one year through five years                  232,500           233,646
Mortgage-backed securities                             187,752           191,085
                                                  ------------      ------------
    Total securities held to maturity             $    542,752      $    547,626
                                                  ============      ============


Proceeds from sales of securities available for sale during the nine months ended September 30, 1999 totaled $5,739,474 resulting in gross gains of $750,316. Proceeds from the sales of securities available for sale during the three months ended September 30, 1999 totaled $3,520,080 resulting in gross gains of $9,482. Securities called or settled by the issuer during the three and nine months ended September 30, 1999 resulted in gains of $9,973. Securities called or settled by the issuer resulted in gains of $1,000 for the three months ended September 30, 1999 and $20,580 for the nine months ended September 30, 1998.

Securities with a carrying value of approximately $62,114,000 and $60,960,000 were pledged as of September 30, 1999 and December 31, 1998, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

------------------------------------------------------------------------------

(3) Loans

         Loans at September 30, 1999 and December 31, 1998 were as follows:


                                                            9/30/1999                   12/31/1998
                                                            ---------                   ----------
Commercial and Agriculture                                 $23,738,364                 $28,415,462
Real Estate - mortgage                                     225,588,285                 221,438,442
Real Estate - construction                                   4,221,641                   3,492,928
Consumer                                                    28,450,907                  29,957,511
Credit card and other                                        2,582,694                   1,426,312
Deferred loan fees                                            (990,182)                 (1,140,518)
Unearned interest                                             (160,733)                   (240,936)
                                                          ------------                ------------
            Total                                         $283,430,976                $283,349,201
                                                          ============                ============


 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 was as follows:

                                                      1999                    1998
                                                      ----                    ----
Balance January 1,                                $4,567,126              $4,707,051
Loans charged-off                                   (592,128)               (495,288)
Recoveries                                           190,280                 170,680
Provision for loan losses                            231,000                 299,000
                                                  ----------              ----------
Balance June 30,                                  $4,396,278              $4,681,443
                                                  ==========              ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the nine months ended September 30.

                                                                              1999           1998
                                                                              ----           ----

Average investment in impaired loans                                      $3,756,000     $3,854,000

Interest income recognized on impaired loans
     including interest income recognized on cash basis                      215,037        187,394

Interest Income recognized on impaired loans
     on cash basis                                                           215,037        187,394





Information regarding impaired loans at September 30, 1999 and December 31, 1998 was as follows:

                                                                            9/30/1999             12/31/98
                                                                            ---------             --------
Balance impaired loans                                                     $3,781,000           $4,159,000

Less portion for which no allowance for loan
     losses is allocated                                                          ---                  ---
                                                                     -----------------    -----------------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated                              $3,781,000           $4,159,000
                                                                     =================    =================

Portion of allowance for loan losses allocated to
     the impaired loan balace                                              $1,098,000           $1,173,000
                                                                     =================    =================


(5) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheets. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. However, such commitments were immaterial as of September 30, 1999 and December 31, 1998.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

------------------------------------------------------------------------------

         Commitments to extend credit and letters of credit approximated the following amounts at September 30, 1999 and December 31, 1998.


                                                                              Contract Amount
                                                                              ---------------
                                                                 September 30, 1999      December 31, 1998
                                                                 ------------------      -----------------
Commitment to extend credit:
      Lines of credit and construction loans                         $21,613,000                $23,412,000
      Credit cards                                                     2,629,000                  3,315,000
Letters of credit                                                        373,000                    623,000
                                                                    -----------                -----------
                                                                    $24,615,000                $27,350,000
                                                                    ===========                ===========



         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 1999 and December 31, 1998 approximated $3,653,000 and $2,326,000.

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

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 1999, compared to December 31, 1998 and the consolidated results of operations for the three and nine month periods ending September 30, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION

         Total assets of the Corporation at September 30, 1999 totaled $486,944,103 compared to $508,888,863 at December 31, 1998. This was a decrease of $21,944,760, or 4.3 percent. Within the structure of the assets, net loans have increased only $252,623, or 0.1 percent since December 31, 1998, due in part to slow loan demand. The demand for mortgage loans has been mainly for fixed rate. These are the types of loans the Corporation is selling on the secondary market. For the first nine months of 1999, loans originated for sale totaled $8,809,418. Loans held-for-sale increased $296,741, or 13.1 percent from December 31, 1998. At September 30, 1999, the net loan to deposit ratio was 68.9 percent compared to 66.7 percent at December 31, 1998.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------

         At September 30, 1999, $157,237,187, or 99.7 percent of the security portfolio was classified as available for sale. The remainder of $542,752 was classified as held to maturity. Securities decreased $14,982,883 from December 31, 1998. Some matured securities were not replaced in order to increase liquidity. Additionally, the majority of gains on the sale of securities were generated by equity securities sold during the nine months ended September 30, 1999, The equity securities sold had a market value of $2,219,394.

         For the nine months of operations in 1999, $231,000 was placed into the allowance from earnings compared to $299,000 for the same period of 1998. The Corporation has placed an increased emphasis on valuation of the reserve for loan losses. The calculation of specific reserves, reserves for delinquencies and general reserves should be fairly representative of the reserves necessary for probable losses in the portfolio. The unallocated portion is reserved to cover situations not addressed by the specific, delinquent or general portions, such as a downturn in the economy. As a guideline for the unallocated portion of the reserve, the Corporation uses a range of 25% to 35% of the total reserve. If this range is exceeded, then provisions to the reserve will be reduced. Net charge-offs for the first nine months of 1999 were $401,848 compared to $324,608 for the same period of 1998. The September 30, 1999 allowance for loan losses as a percent of total loans was 1.55 percent compared to 1.61 percent at December 31, 1998.

         Office premises and equipment have decreased $218,469 and intangible assets have decreased $249,536 since December 31, 1998. The decrease in office premises and equipment is attributed to new purchases of $844,975 and disposals of $352,409, less proceeds from the sale of equipment of $1,627 and depreciation of $709,408.

         Accrued interest and other assets totaled $6,630,177 at September 30, 1999 compared to $8,531,086 at December 31, 1998, a decrease of $1,900,909. This decrease was due to an increase in interest receivable at the banks of $522,745, an increase in other assets of $543,038 and a decrease in accounts receivable at SCC of $2,966,692. The receivable at SCC was the result of an agreement with Jack Henry & Associates, Inc.
         (JHA) that SCC sell all of their contracts to provide data processing services to community banks. JHA agreed to pay a SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 1999. The Corporation recognized $2,966,692 of income as a result of the sale of the contracts in 1998. Accounts receivable decreased in the first quarter of 1999 when SCC received payment from JHA for the sale of the processing contracts.

         Total deposits at September 30, 1999 decreased $13,096,346 from year-end 1998. Noninterest-bearing deposits, representing demand deposit balances, increased $1,073,541 from year-end 1998. Interest-bearing deposits, including savings and time deposits, decreased $14,169,887 from year-end 1998. The year to date 1999 average balance of savings deposits has increased $1,996,000 compared to the average balance of the same period for 1998. The current average rate of these deposits is 2.37 percent compared to 2.90 percent in 1998. The decrease in the savings rate is due to the Banks lowering the savings rate 50 basis points in the last quarter of

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


         1998. The year to date 1999 average balance of time certificates has decreased $2,562,000 compared to the average balance for the same period for 1998. The current average rate on these deposits is 4.84 percent compared to 5.53 percent for the same period in 1998. This decrease in rate is due to pricing strategies employed to help control the cost of deposits as well as reaction to market interest rates trending down during the last quarter of 1998. Management's decision to lower rates is also the primary reason for the decline in balance. With loan demand being slower than desired, management elected to be less competitive in interest rates on deposits

         Other borrowed funds have decreased $3,584,651 from December 31, 1998 to September 30, 1999. Federal Home Loan Bank borrowings have decreased $11,141,290 as a result of scheduled paydowns. FHLB borrowings had scheduled balloon payments of $10,655,937 in the first quarter of 1999. The Corporation elected to use excess liquidity to repay these borrowings, rather than replace them with other relatively higher priced sources of funding. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $4,661,191 and U.S. Treasury Tax Demand Notes have increased $2,895,448, pending payment to the government.

         Shareholders' equity at September 30, 1999 was $51,861,455, which was
         10.7 percent of total assets. Shareholders' equity at December 31, 1998 was $53,740,931, which was 10.6 percent of total assets. The decrease in shareholders' equity was represented by earnings of $4,198,439, dividends paid of $2,045,681, the purchase of treasury stock for $1,221,832 and the decrease in the unrealized gain on securities available for sale of $2,810,402. The Corporation paid a cash dividends on February 1, 1999, May 1, 1999 and August 1, 1999, each at a rate of $.16 per share. Total outstanding shares at September 30, 1999 were 4,220,515.


RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1999 and 1998

         Net income for the nine months ended September 30, 1999 was $4,198,439, or $.99 per common share compared to $3,445,135, or $.81 per common share for the same period in 1998. This was an increase of $753,304, or
         21.9 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first nine months of 1999 has decreased $785,738, or 3.1 percent compared to the same period in 1998. The average rate on earning assets on a tax equivalent basis for the first nine months of 1999 was 7.22 percent and 7.62 percent for the first nine months of 1998. The decrease in rate on earning assets led to the decrease in interest income. Total interest expense for the first nine months of 1999 has decreased $1,558,535, or 12.0 percent compared to the same period of 1998. This decrease is due mainly to a decrease in interest on deposits of $1,247,571. This decrease is the result of both a decrease in the balances of deposits as well as a decrease in the rate paid on deposits. The average rate on interest-bearing liabilities

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------



         for the first nine months of 1999 was 3.89 percent compared to 4.45 percent for the same period of 1998. The net interest margin on a tax equivalent basis was 3.97 percent for the nine-month period ended September 30, 1999 and 3.89 percent for the same period ended September 30, 1998.

         Noninterest income for the first nine months of 1999 totaled $3,757,641, compared to $3,214,136 for the same period of 1998, an increase of $543,505. Gain on securities for the first nine months of 1999 increased $729,736 compared to 1998. The large increase in the gain on securities was due to the sale of equity securities at Farmers. The equity securities were sold to take advantage of significant increases in the market value of the portfolio. Revenue from computer operations decreased $291,675 as a result of the sale of SCC's processing contracts, other operating income increased $87,244, due mainly to increased revenue from point-of-sale terminal usage, service charges on deposit accounts increased $32,087 and the gain on the sale of loans decreased $13,887. Gain on the sale of loans decreased due to decreased volume of loans sold.

         Noninterest expense for the nine months ended September 30, 1999 totaled $10,881,726 compared to $10,534,013 for the same period in 1998. This was an increase of $347,713, or 3.3 percent. The largest increase in noninterest expense was in net occupancy expense. Net occupancy expense increased $152,010, due mainly to increased rent expense, building repair and maintenance, utilities and janitorial expense. Equipment expense increased $68,932 as a result of increased depreciation expense. Professional fees increased $68,685, due mainly to a revenue enhancement and process improvement project currently being undertaken.

         Three Months Ended September 30, 1999 and 1998

         Net income for the quarter ended September 30, 1999 was $1,149,980, or $.27 per common share compared to $1,175,575, or $.28 per common share for the same period in 1998. This was a decrease of $25,595, or 2.2 percent. Some of the reasons for the changes are explained below.

         Net interest income for the third quarter 1999 totaled $4,478,322 compared to $4,146,605 for the third quarter of 1998. This was an increase of $331,717, or 8.6 percent. The average rate on earning assets on a tax equivalent basis for the third quarter of 1999 was 7.20 percent and 7.55 percent for the same period of 1998. The decrease in rate on earning assets led to the decrease in interest income for the third quarter 1999 compared to the same period in 1998. Total interest expense for the third quarter of 1999 has decreased $679,756, or 15.5 percent compared to the same period of 1998. This decrease is due to a decrease in interest on deposits of $521,246 and to a decrease in interest on FHLB borrowings of $167,610. This decrease in interest on deposits is the result of both a decrease in the balances as well as a decrease in the rate paid on deposits. The decrease in interest on FHLB borrowings is the result of a reduction of outstanding balances. The average rate on interest-bearing liabilities for the three months ended September 30, 1999 was 3.79 percent compared to 4.41 percent for the same period of 1998. The net interest

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------



         margin on a tax equivalent basis was 4.04 percent for the three-month period ended September 30, 1999 and 3.87 percent for the same period ended September 30, 1998.

         Noninterest income for the third quarter 1999 totaled $974,907 compared to $1,131,180 for the third quarter 1998, a decrease of $156,273. Gain on securities for the quarter increased $18,455 compared to 1998. Revenue from computer operations decreased $207,367, other operating income increased $77,901, service charges on deposit accounts increased $16,311 and the gain on the sale of loans decreased $61,573. The decrease in revenue from computer operations is the result of the sale of the data processing contracts to JHA.

         Noninterest expense for the third quarter 1999 totaled $3,755,882 compared to $3,570,556 for the third quarter 1998. This was an increase of $185,326, or 5.2 percent. The largest change in noninterest expense was a decrease of $179,345 in salaries and benefits. Several employees retired at the end of 1998, none of which were replaced with new hires. Net occupancy expense increased $78,453, due mainly to increased rent expense, building repair and maintenance, utilities and janitorial expense. Equipment expense increased $30,173 as a result of increased depreciation expense. Other operating expense also increased, due to increased credit card expense, increased advertising expense and ATM expense.


INCOME TAX EXPENSE

         Income tax expense for the first nine months of 1999 totaled $1,621,382 compared to $1,338,097 for the first nine months of 1998. This was an increase of $283,285, or 21.2 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $1,036,589, generated mostly by income from the sale of equity securities. The effective tax rates were comparable for the nine-month periods ended September 30, 1999 and September 30, 1998, at 27.9% and 28.0% respectively.

         Income tax expense for the third quarter of 1999 totaled $472,367 compared to $448,654 for the third quarter of 1998. This was an increase of $23,713, or 5.3 percent. The effective tax rate was 29.1% for the three months ended September 30, 1999 and 27.6% for the three months ended September 30, 1998.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
-------------------------------------------------------------------------------


CAPITAL RESOURCES

         Shareholders equity totaled $51,861,455 at September 30, 1999 compared to $53,740,931 at December 31, 1998. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                    Corporation Ratios            Regulatory
                                 9/30/99          12/31/98         Minimums
                                 -------         ---------        ----------
Tier I Risk Based Capital         17.0%            15.7%             4.0%
Total Risk Based Capital          18.2%            17.0%             8.0%
Leverage Ratio                    10.1%             9.5%             4.0%



         The Corporation paid a cash dividends of $.16 per common share each on February 1, 1999, May 1, 1999 and August 1, 1999 compared to $.15 per common share each on February 1, 1998, May 1, 1998 and August 1, 1998.

         Capital expenditures totaled $844,975 for the first nine months of 1999 compared to $592,971 for the same period of 1998. Capital expenditures are much higher in 1999 than in 1998 for a few reasons. First, with the conversion to JHA data processing, the Banks had conversion related capital expenditures such as upgrading or replacing a portion of their computer equipment. Citizens also purchased equipment for its Huron, Ohio office. Finally, Farmers is in the process of renovating its New Washington office, as well as opening a new branch. Farmers' projects resulted in over $300,000 in capital expenditures.


LIQUIDITY

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. For the first nine months of 1999 the Banks maintained a federal funds sold position that averaged $13,217,000. In addition, the Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $23,610,000 and the Banks have total borrowing availability at the Federal Home Loan Bank of Cincinnati of $11,706,125 at September 30, 1999. Finally, 99.7% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

         The renovation phase involves programming or reprogramming systems, hardware and software upgrades, system replacements, and related changes that we will have to make to prepare all systems for the turn of the century. This includes ongoing contact with any third-party servicers or software providers that the bank may be using. First Citizens Banc Corp is having all non-compliant hardware and software either updated or replaced.

         The validation phase is essentially the testing phase to determine that all upgrades or reprogrammed systems, as well as other systems that are believed to be Year 2000 compliant, are truly ready for the date change to January 1, 2000. First Citizens Banc Corp has developed a test plan to verify that all hardware and software in use will be ready for the Year 2000. Testing is currently ongoing and was completed as planned by June 30, 1999 for all mission critical items. Testing for all non-critical items will be completed by November 15, 1999.

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

         In anticipation of potential Year 2000 problems, the Corporation has addressed both preventative measures and corrective actions. Management has set a maximum budget of $281,100 for Year 2000 related issues. Through September 30, 1999, approximately $232,700 has been spent on solutions for possible problems. In addition to the dollars spent, specific contingency plans are in place for all mission critical items. Mission critical items are the programs that must be in place in order for the Corporation to continue operations with minimal business disruptions. The contingency plans vary widely and range from manual report preparation to telephone authorization of funds transfer to reliance on vendor's contingency plans where no other alternative exists.


SALE OF DATA PROCESSING CONTRACTS AT SCC RESOURCES, INC.

         On June 19,1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of the contracts for providing data processing services to community banks. JHA agreed to pay a fee based upon annual net revenue under the new JHA contract for each bank that signed a five-year contract with JHA by January 31, 1999. The Corporation recognized $2,966,692 of income as a result of the sale of the contracts in 1998. Expenses of $1,432,572 relating primarily to the write down of software and intangible assets, lease termination costs and employee severance costs were also recorded. The net gain of $1,534,120 was reflected in other income for the year ended December 31, 1998. All banks were converted to JHA's software by the end of June 1999. SCC will continue to offer bookkeeping, proof and imaging services to its customer banks, as well as the affiliated banks.


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

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  (A) EXHIBIT NO. 27   Financial Data Schedule ......................  27
         (B) EXHIBIT NO. 99   Safe Harbor under the Private Securities
                              Litigation Reform Act of 1995
         (C) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                               November 12, 1999
------------------------------------              -----------------
David A. Voight                                   Date
President



/s/ James O. Miller                               November 12, 1999
------------------------------------              ------------------
James O. Miller                                   Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q

-------------------------------------------------------------------------------


Exhibit
Number           Description                                         Page Number
-------          -------------                                       -----------
27               Financial Data Schedule                             27

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