Form 10-K
period 1999-12-31
FIRST CITIZENS BANC CORP /OH
filed 2000-03-24
CIK 944745

                              First Citizens Banc Corp

--------------------------------------------------------------------------------



                              The Castalia Banking Company
                              The Citizens Banking Company
                              The Farmers State Bank
                              R. A. Reynolds Appraisal Service, Inc.
                              SCC Resources, Inc.


















                              1999 Annual Report

                            FIRST CITIZENS BANC CORP
                                    CONTENTS

INSIDE

Message to Shareholders     ............................................... 1
Five Year Consolidated Financial Summary................................... 2
Form 10-K    .............................................................. 3
     Index ................................................................ 4

     PART I
     Item 1.    Business................................................... 5
     Item 2.    Properties.................................................19
     Item 3.    Legal Proceedings..........................................19
     Item 4.    Submission of Matters to a Vote
                  of Security Holders......................................19

     PART II
     Item 5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters...................19
     Item 6.    Selected Financial Data....................................20
     Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation.............21
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.31
     Item 8.    Financial Statements and Supplementary Data
                Independent Auditors' Report...............................35
                Consolidated Financial Statements..........................36
                Notes to Consolidated Financial Statements ................41
     Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure...................59

     PART III
     Item 10.   Directors and Executive Officers of the Registrant.........60
     Item 11.   Executive Compensation.....................................61
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management...........................................61
     Item 13.   Certain Relationships and Related Transactions.............61

     PART IV
     Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K......................................62

     Signatures  ..........................................................63

First Citizens Banc Corp Directors and Officers............................64
Directors of Affiliated Companies..........................................65
Officers of Affiliated Companies...........................................67
First Citizens Banc Corp Shareholder Information...........................69

                                                        FIRST CITIZENS BANC CORP
                                                        Castalia Banking Company
                                                        Citizens Banking Company
                                                              Farmers State Bank
                                         R. A. Reynolds Appraisal Services, Inc.
                                                             SCC Resources, Inc.
--------------------------------------------------------------------------------
                                     100 East Water Street, Sandusky, Ohio 44870





Dear Shareholder:



         Last year at this time we were facing three significant challenges. They were the Year 2000, our data processing conversion, and continued expansion of related non-traditional banking services.


         We are pleased to report no Y2K related problems. Our software conversion has brought us a higher level of technology more cost effectively. The move has allowed us to introduce new highly visible products such as Internet banking and bill paying. We are encouraged by the continued success of our brokerage affiliation that has been expanded to all of our banks. Our insurance affiliation has provided experience that will be beneficial as we significantly expand our involvement in these services. Recent changes in the banking laws will allow us to examine many other opportunities to increase non-traditional services and enhance our non-interest income.

         Pursuing traditional banking opportunities Farmers State has opened a facility in Willard, Ohio while Citizens has opened a facility in Huron, Ohio and recently introduced loan production capabilities in Ottawa County.

         Last October we completed the move to Illinois Stock Transfer Company as our stock transfer agent and manager of our Dividend Reinvestment Program. We hope that you are as pleased with this move as we are. In your proxy is information on a Stock Option and Stock Appreciation Rights Plan. We are asking you to support the recommendation of the Directors for the adoption of this proposal.

         We believe that First Citizens has accomplished the transition to a larger operation. The corporation continues to reach new levels of total corporate earnings as we expand our banking franchise. Earnings have benefited from one-time gains that have been used to offset one-time expenses such as acquisition costs, Y2K and conversion costs, and entry costs in new locations and services. We believe First Citizens is in a position to take advantage of its size, locations, and complimentary products and services to increase shareholder value.

         Your Board of Directors and management are committed to enhancing your investment in First Citizens Banc Corp. Your questions, comments, and suggestions are always welcomed.

                                                      Very truly yours,

                                                      /s/ David A. Voight
                                                      President

                            FIRST CITIZENS BANC CORP

                    FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY

--------------------------------------------------------------------------------


                                                             1999        1998        1997        1996        1995
                                                             ----        ----        ----        ----        ----
Earnings
    Net income (000)                                      $  6,062    $  5,761    $  4,441    $  5,568    $  5,278
    Per Common Share(1):
       Earnings                                           $   1.43    $   1.35    $   1.04    $   1.31    $   1.24
       Book value                                            11.58       12.61       12.01       11.42       10.92
       Dividends paid                                         1.15        1.11        1.07        1.02        0.71

Balances (in millions)
    Assets                                                $  472.2    $  508.9    $  484.1    $  455.9    $  446.8
    Deposits                                                 403.2       417.9       402.2       375.8       369.2
    Net loans                                                284.4       278.8       287.7       260.0       240.4
    Shareholders' equity                                      48.2        53.7        51.2        48.7        46.6

Performance ratios
    Return on average assets                                  1.24%       1.18%       0.95%       1.24%       1.22%
    Return on average equity                                 11.58       10.95        8.75       11.71       12.20
    Shareholders' equity to assets ratio                     10.21       10.56       10.58       10.68       10.42
    Net loans to deposit ratio                               70.55       66.71       71.53       69.19       65.11
    Allowance for loan losses to total loans                  1.48        1.60        1.60        1.48        1.46


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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0 - 25980

                            FIRST CITIZENS BANC CORP
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                        34-1558688
------------------------------------                    ----------------------
   State or other jurisdiction of                          (IRS Employer
    incorporation or organization                        Identification No.)

         100 EAST WATER STREET, SANDUSKY, OHIO                     44870
-----------------------------------------------------      --------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (419) 625 - 4121
                                                       ------------------------

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of January 31, 2000 was $86,328,843.

As of January 31, 2000, there were 4,151,119 shares of no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement, to be dated approximately March 17, 2000, are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

                                      INDEX


PART I
Item 1.   Business........................................................  5
Item 2.   Properties...................................................... 19
Item 3.   Legal Proceedings............................................... 19
Item 4.   Submission of Matters to a Vote of Security Holders............. 19

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................. 19
Item 6.   Selected Financial Data......................................... 20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation...................................... 21
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...... 31
Item 8.   Financial Statements and Supplementary Data
          Independent Auditor's Report.................................... 35
          Consolidated Financial Statements............................... 36
          Notes to Consolidated Financial Statements...................... 41
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 59

PART III
Item 10.  Directors and Executive Officers of the Registrant.............. 60
Item 11.  Executive Compensation.......................................... 61
Item 12.  Security Ownership of Certain Beneficial Owners and Management.. 61
Item 13.  Certain Relationships and Related Transactions.................. 61

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................ 62


Signatures................................................................ 63

PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     First Citizens Banc Corp (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $472,220,057 at December 31, 1999. FCBC and its subsidiaries are referred to together as the Corporation.

     THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), one branch banking office in Berlin Heights, Ohio and one branch banking office in Huron, Ohio. This subsidiary accounts for 59% of the Corporation's consolidated assets at December 31, 1999.

     THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in the Ohio villages of Chatfield, Tiro, Richwood and Green Camp. Farmers accounts for 30% of the Corporation's consolidated assets at December 31, 1999.

     THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. Castalia accounts for 11% of the Corporation's consolidated assets at December 31, 1999.

     SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 1999. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 1999.

     R. A. REYNOLDS APPRAISAL SERVICES, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 1999.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     FCBC is a bank holding company. Through the three subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to items of this Form 10-K for financial information about the Corporation's banking business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     GENERAL

     The Corporation's primary business is incidental to the three subsidiary banks. Citizens, Farmers and Castalia, located in Erie, Crawford, Marion and Union Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans and purchasing securities. The subsidiary banks do not operate a trust department.

     Interest and fees on loans accounted for 61% of total revenue for 1999 and 60% of total revenue for 1998. The primary focus of lending is real estate mortgages. Residential real estate mortgages comprised 62% of the total loan portfolio in 1999 and 61% of the total loan portfolio in 1998. Citizens', Farmers' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC. Citizens has a loan to SCC, which is secured by real estate.

     On a parent company only basis, FCBC's only source of funds is the receipt of dividends paid by its subsidiaries, principally the Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the Banks and at the same time provide funds to FCBC for shareholder dividends. FCBC has no debt service obligations.

     The Corporation's business is not seasonal, nor is it dependent on a single or small group of customers.

     In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

     COMPETITION

     The primary market area for Citizens, Farmers and Castalia is Erie and Crawford counties. A secondary market includes portions of Huron, Union, Marion, Richland and Ottawa counties. Citizens, Farmers and Castalia are operated as independent commercial banks in their respective market area. Traditional financial service competition for the Banks consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation's market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

     EMPLOYEES

     FCBC has no employees. The subsidiary companies employ approximately 206 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

     SUPERVISION AND REGULATION

     FCBC, as a registered bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (Act), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities in which FCBC and its subsidiaries may engage to those activities that the Federal

     Reserve Board finds to be closely related to banking, managing or controlling banks. In addition, the Act requires FCBC and its subsidiaries to obtain the prior approval of the Federal Reserve Board before engaging in any new activities and before acquiring control of more than 5% of the voting stock or substantially all the assets of any other bank. The Act also restricts certain transactions between affiliates including, loans and extensions of credit to affiliates, investments in the stock or securities of affiliates, acceptance of an affiliate's stock as collateral for loans to a borrower and acceptance of an affiliate's stock for leases, service and other contracts between affiliates. Finally, the Act prohibits bank holding companies and their subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

     Prior to enactment of the Interstate Banking and Branch Efficiency Act of 1994, neither FCBC nor its subsidiaries could acquire banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

     The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary Banks had risk-based capital ratios above minimum requirements at December 31, 1999.

     RECENT LEGISLATION

     On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 (GLB Act), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.

     The GLB Act introduces the concept of functional regulation. Functional regulation mandates that the Board of Governors of the Federal Reserve System give deference to the Securities and Exchange Commission and relevant state securities and insurance authorities with respect to interpretations and enforcement of activities within their respective jurisdictions.

     The GLB Act amends the Bank Holding Company Act of 1956 to allow bank holding companies to become certified as financial holding companies and participate in the new financial activities contemplated in the GLB Act. The Federal Reserve Board will serve as the umbrella regulator for financial holding companies while the financial holding company's separately regulated subsidiaries will be regulated by their primary functional regulators. In addition to meeting "well capitalized" and "well managed" standards, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions necessary in order for them to engage in new financial activities. Financial subsidiaries of banks may also be formed to engage in a new range of activities under the GLB Act.

     The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Federal regulatory agencies with primary supervisory authority over numerous financial institutions have responsibility for implementing this privacy provision and are currently in the process of adopting regulations. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     Given the fact that the legislation is new, the regulatory process is only beginning and numerous final regulations are still forthcoming, we cannot predict the impact that the GLB Act will have on the Corporation at this time.

     REGULATION OF BANK SUBSIDIARIES

     In addition to regulation of FCBC, FCBC's banking subsidiaries are subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

     As Ohio chartered banks, all three of FCBC's banking subsidiaries, Citizens, Castalia and Farmers, are supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens and Castalia are members of the Federal Reserve System. All three banks are subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions and Citizens and Castalia are additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the banks and not for their shareholders.

     The deposits of Citizens, Castalia and Farmers are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), and all three entities are subject to the Federal Deposit Insurance Act. Farmers is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a bank holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the bank holding company or for FDIC assistance provided to such a subsidiary in danger of default.

     EFFECTS OF GOVERNMENT MONETARY POLICY

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

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     The Corporation does not have any offices located in a foreign country, nor do they have any foreign assets, liabilities, or related income and expense for the years presented.

(e)  STATISTICAL INFORMATION

     Pages 9 through 18 present various statistical disclosures required for bank holding companies.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
                    INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the distribution of assets, liabilities and shareholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                     1999                          1998                         1997
                          ---------------------------- -----------------------------  ---------------------------
                            Average            Yield/     Average            Yield/      Average           Yield/
ASSETS                      Balance   Interest  Rate      Balance   Interest  Rate       Balance   Interest Rate
------                      -------   --------  ----      -------   --------  ----       -------   -------- -----
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans (1)(2)(3)         $ 284,080   $23,408   8.24% $  288,108   $ 24,357  8.45%    $ 280,141   $ 24,015   8.57%
  Taxable securities (4)    115,240     6,645   5.87     114,099      6,752  6.11       111,485      6,821   6.19
  Nontaxable
    Securities (4)(5)        47,894     2,306   4.89      41,616      2,093  5.18        39,760      2,166   5.50
  Federal funds sold         12,770       627   4.91      17,490        943  5.39        10,477        583   5.56
  Interest-bearing deposits
    in other banks            4,294        81   1.89       1,271         59  4.64         1,368         64   4.68
                          ---------   -------         ----------   --------           ---------   --------
    Total interest-earning
      assets                464,278    33,067   7.16     462,584     34,204  7.47       443,231     33,649   7.62
                                      -------                      --------                       --------
Noninterest-earning assets:
  Cash and due from
    financial institutions   11,538                       13,238                         13,517
  Premises and
    equipment, net            7,311                        7,497                          7,139
  Accrued interest
     receivable               3,723                        3,682                          3,517
  Intangible assets           2,379                        2,716                          2,965
  Other assets                2,444                        2,668                          3,024
  Less allowance for
    loan losses              (4,431)                      (4,675)                        (3,633)
                          ---------                   ----------                      ---------
    Total                 $ 487,242                   $  487,710                      $ 469,760
                          =========                   ==========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-bearing liabilities:
  Savings and interest-
    bearing demand
    accounts              $ 164,246   $ 3,868   2.36% $  155,080   $  4,144  2.67%    $ 157,745   $  4,302   2.73%
  Certificates of deposit   206,296    10,329   5.01     212,081     11,765  5.55       196,081     10,945   5.58
  Federal Home Loan
    Bank borrowings           4,348       254   5.84      13,913        797  5.73        15,126        867   5.73
  Securities sold under
    repurchase agreements    15,044       625   4.15      11,863        535  4.51         9,487        500   5.27
  U.S. Treasury demand
    notes payable             1,133        54   4.77       1,029         54  5.25         1,195         61   5.10
                          ---------   -------         ----------   --------           ---------   --------
    Total interest-
      bearing liabilities   391,067    15,130   3.87     393,966     17,295  4.39       379,634     16,675   4.40
                          ---------   -------         ----------   --------           ---------   --------
Noninterest-bearing liabilities:
  Demand deposits            39,123                       36,327                         35,239
  Other liabilities           4,705                        4,822                          4,127
                          ---------                   ----------                      ---------
                             43,828                       41,149                         39,366
Shareholders' equity         52,347                       52,595                         50,760
                          ---------                   ----------                      ---------
    Total                 $ 487,242                   $  487,710                      $ 469,760
                          =========                   ==========                      =========
Net interest income                   $17,937                      $ 16,909                       $ 16,974
                                      =======                      ========                       ========
Net yield on interest-
  earning assets                                3.89%                        3.69%                           3.84%
                                                ====                         ====                            ====

(1) For purposes of these computations, the daily average loan amounts outstanding are net of unearned income and include loans held for sale.
(2) Included in loan interest income are loan fees of $782,115 in 1999, $639,371 in 1998, and $811,737 in 1997.
(3) Nonaccrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.
(5) Interest income is reported on a historical basis without tax-equivalent adjustment.

                 CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
              RESULTING FROM CHANGES IN VOLUME AND CHANGES IN RATE


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate.

                                              1999 compared to 1998                    1998 compared to 1997
                                               Increase (decrease)                      Increase (decrease)
                                                  due to (1)                                due to (1)
                                   --------------------------------------    --------------------------------------
                                       VOLUME        RATE            NET        VOLUME         RATE           NET
                                       ------        ----            ---        ------         ----           ---
                                                                  (Dollars in thousands)
Interest income:
     Loans                         $    (337)   $     (612)   $     (949)   $      677    $     (335)    $      342
     Taxable securities                  164          (271)         (107)           64          (133)           (69)
     Nontaxable securities               337          (124)          213            56          (129)           (73)
     Federal funds sold                 (237)          (79)         (316)          379           (19)           360
     Interest-bearing deposits
       in other banks                     74           (52)           22            (5)           --             (5)
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           earning assets          $       1    $   (1,138)   $   (1,137)   $    1,171    $     (616)    $      555
                                   =========    ==========    ==========    ==========    ==========     ==========

Interest expense:
     Savings and interest-
       bearing demand
       accounts                    $     235    $     (511)   $     (276)   $      (72)   $      (86)    $     (158)
     Certificates of deposit            (314)       (1,122)       (1,436)          888           (68)           820
     Federal Home Loan
       Bank borrowings                  (558)           15          (543)          (70)           --            (70)
     Securities sold under
       repurchase agreements             135           (45)           90           114           (79)            35
     U.S. Treasury demand
       notes payable                       5            (5)           --            (9)            2             (7)
                                   ---------    ----------    ----------    ----------    ----------     ----------

         Total interest-
           bearing liabilities     $    (497)   $   (1,668)   $   (2,165)   $      851    $     (231)    $      620
                                   =========    ==========    ==========    ==========    ==========     ==========

         Net interest income       $     498    $      530    $    1,028    $      320    $     (385)    $      (65)
                                   =========    ==========    ==========    ==========    ==========     ==========


(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                               SECURITY PORTFOLIO

The following table sets forth the carrying amount of securities at December 31.

                                                                              1999           1998           1997
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $    63,224    $    70,125     $    72,286
Obligations of states and political subdivisions (1)                          52,606         54,404          34,587
Other securities, including mortgage-backed securities (1)                    34,425         47,424          30,344
                                                                         -----------    -----------     -----------

     Total                                                               $   150,255    $   171,953     $   137,217
                                                                         ===========    ===========     ===========

HELD TO MATURITY

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                              $        --    $        --     $     1,000
Obligations of states and political subdivisions (1)                             232            355           4,004
Other securities, including mortgage-backed securities (1)                       174            455           1,733
                                                                         -----------    -----------     -----------

     Total                                                               $       406    $       810     $     6,737
                                                                         ===========    ===========     ===========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 1999 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                   Maturing
                              -------------------------------------------------------------------------------------
                                                         After one             After five
                                   Within               but within             but within               After
                                  one year              five years              ten years             ten years
                                  --------              ----------              ---------             ---------
                              AMOUNT     YIELD       AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT      YIELD
                              ------     -----       ------     -----      ------      -----     ------      -----
                                                            (Dollars in thousands)
AVAILABLE FOR SALE (4)

U.S. Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                 $   12,833   5.77%     $   48,258   5.75%     $   2,134   6.86%
Obligations of states
  and political
  subdivisions (1)              7,304   5.13          27,788   4.66         16,944   4.52      $     570      5.24%
Other securities (2)            3,400   6.09           9,611   5.91             --    --              --         --
                           ----------             ----------             ---------             ---------

    Total                  $   23,537   5.62%     $   85,657   5.41%     $  19,078   4.78%     $     570      5.24%
                           ==========             ==========             =========             =========

HELD TO MATURITY

Obligations of states
  and political
  subdivisions (1)         $       78   4.54%     $      155   4.54%
Other securities (3)               --     --              --     --
                           ----------             ----------

    Total                  $       78   4.54%     $      155   4.54%
                           ==========             ==========

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $13,665,647 of mortgage-backed securities, $2,952,453 of equity securities, $4,207,400 of Federal Home Loan Bank stock and $587,650 of Federal Reserve stock which have no stated maturity.

(3)  Excludes $173,608 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                 LOAN PORTFOLIO

TYPES OF LOANS

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

                                              1999           1998           1997            1996           1995
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Commercial and agricultural              $     26,077   $      24,140   $     26,657   $     24,053    $     22,455
Commercial real estate                         48,301          53,804         49,428         44,599          41,636
Residential real estate                       178,876         173,789        183,031        165,148         154,176
Real estate construction                        4,482           3,493          3,923          3,449           1,573
Consumer                                       28,106          27,490         28,759         25,949          24,225
Leases                                            392             589            736            883             612
Credit card and other                           3,576           1,426          1,694          1,850           1,117
                                         ------------   -------------   ------------   ------------    ------------

                                         $    289,810   $     284,731   $    294,228   $    265,931    $    245,794
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

Commercial real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Commercial real estate mortgage loans generally maintain a loan-to-value ratio of 75%.

Residential real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Such real estate mortgage loans are primarily loans secured by one- to four-family real estate. At year-end 1999, loans secured by one- to four-family real estate represented 77% of total real estate mortgage loans (75% in 1998 and 77% in 1997). Residential real estate mortgage loans generally pose less risk to the Corporation due to the nature of the collateral being less susceptible to sudden changes in value.

Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by one- to four-family real estate. The Corporation controls disbursements.

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

Credit card loans are made as a convenience to existing customers of the Corporation. All such loans are made on an unsecured basis, lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Corporation.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation's consolidated financial statements. As of December 31, 1999 and 1998, the Corporation was contingently liable for $507,000 and $623,000 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1999 and 1998, the Corporation had commitments to extend credit in the aggregate amounts of approximately $27,060,000 and $26,727,000. Of these amounts, $23,982,000 and $23,412,000 represented lines of credit and construction loans, and $3,078,000 and $3,315,000 represented credit card commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 1999 and 1998.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
------------------------------------------------------------------

The following table shows the amount of commercial and agricultural, commercial real estate and real estate construction loans outstanding as of December 31, 1999, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                               MATURING
                                                  -----------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    one year         five years      five years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)

Commercial and agricultural                       $     12,084     $       8,461     $      5,532      $     26,077
Commercial real estate                                   1,620             7,170           39,511            48,301
Real estate construction                                   866             3,616               --             4,482
                                                  ------------     -------------     ------------      ------------

                                                  $     14,570     $      19,247     $     45,043      $     78,860
                                                  ============     =============     ============      ============

                                                             Interest
                                                            Sensitivity
                                                  -------------------------------
                                                      Fixed           Variable
                                                      Rate              Rate
                                                      ----              ----
                                                      (Dollars in thousands)

Due after one but within five years               $     15,917     $       3,330
Due after five years                                    15,038            30,005
                                                  ------------     -------------

                                                  $     30,955     $      33,335
                                                  ============     =============

The preceding maturity information is based on contract terms at December 31, 1999 and does not include any possible "rollover" at maturity date. In the normal course of business, the Corporation considers and acts on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

RISK ELEMENTS

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

                                                              1999         1998       1997       1996       1995
                                                              ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $    1,682   $   1,693   $   1,969  $     921  $   1,432

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                   834       1,235       1,717      1,308      1,770

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower (3)                          693         305         308         --         --
                                                           ----------   ---------   ---------  ---------  ---------

     Total                                                 $    3,209   $   3,233   $   3,994  $   2,229  $   3,202
                                                           ==========   =========   =========  =========  =========

Impaired loans included in above totals                    $      994   $   1,196   $     864  $   1,745  $   1,920
Impaired loans not included in above totals                     3,166       2,963       3,571      1,470      1,597
                                                           ----------   ---------   ---------  ---------  ---------

Total impaired loans                                       $    4,160   $   4,159   $   4,435  $   3,215  $   3,517
                                                           ==========   =========   =========  =========  =========

There are no loans as of December 31, 1999, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 1999.

(1) Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.
(2)  Excludes loans accounted for on a nonaccrual basis.
(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

Interest income recognition associated with impaired loans was as follows.

                                                        1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----
Interest income on impaired loans, including
  interest income recognized on a cash basis        $  320,000   $  273,000   $  227,000    $ 242,000    $  316,000
                                                    ==========   ==========   ==========    =========    ==========
Interest income on impaired loans recognized on
  a cash basis                                      $  320,000   $  273,000   $  182,000    $ 141,000    $  227,000
                                                    ==========   ==========   ==========    =========    ==========

No concentrations of loans exceeded 10% of total loans.

                         SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

                                             1999           1998           1997            1996           1995
                                             ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)
Daily average amount of loans,
  net of unearned income                $    284,080  $     288,108   $     280,141  $     250,719   $      236,831
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses at beginning of year           $      4,567  $       4,707   $       3,935  $       3,585   $        3,250

Loan charge-offs:
   Commercial and agricultural and
     commercial real estate                       63            134              53             90               95
   Real estate mortgage                           95             40              70             32               24
   Real estate construction                       --             --              --             --               --
   Consumer                                      582            490             387            344              188
   Leases                                         --             --              --              3               64
   Credit card and other                          49             61              47             51               42
                                        ------------  -------------   -------------  -------------   --------------
                                                 789            725             557            520              413

Recoveries of loans previously Charged-off:
   Commercial and agricultural and
     commercial real estate                       29             32              48             41              161
   Real estate mortgage                           13             31               2              2               28
   Real estate construction                       --             --              --             --               --
   Consumer                                      171            133             132             82               75
   Leases                                         --             --              --             --               --
   Credit card and other                          17             27              18             12               27
                                        ------------  -------------   -------------  -------------   --------------
                                                 230            223             200            137              291
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (1)                             (559)          (502)           (357)          (383)            (122)

Provision for loan losses (2)                    266            362           1,129            733              457
                                        ------------  -------------   -------------  -------------   --------------

Allowance for loan losses
  at end of year                        $      4,274  $       4,567   $       4,707  $       3,935   $        3,585
                                        ============  =============   =============  =============   ==============

Allowance for loan losses
  as a percent of loans
  at year-end                                   1.48%          1.60%           1.60%          1.48%           1.46%
                                            ========        =======        ========       ========         =======

Ratio of net charge-offs during
  the year to average loans
  outstanding                                    .20%           .17%            .13%           .15%            .05%
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

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

                                                              1999
                                                              ----
                                                                  Percentage
                                                                  of loans to
(Dollars in thousands)                               Allowance    total loans
                                                     ---------    -----------

Commercial and agricultural                         $       531          9.0%
Commercial real estate                                      152         16.7
Real estate mortgage                                      1,447         61.7
Real estate construction                                     --          1.6
Consumer                                                    544          9.7
Credit card and other                                        12          1.2
Leases                                                       23          0.1
Unallocated                                               1,565
                                                    -----------

                                                    $     4,274        100.0%
                                                    ===========     ========

                                                              1998                           1997
                                                              ----                           ----
                                                                  Percentage                      Percentage
                                                                  of loans to                     of loans to
                                                     Allowance    total loans       Allowance     total loans
                                                     ---------    -----------       ---------     -----------

Commercial and agricultural and commercial
  real estate                                       $       932         27.4%     $       768         25.9%
Real estate mortgage                                      1,202         61.0            1,509         62.2
Real estate construction                                     --          1.2               --          1.3
Consumer                                                    784          9.7              377          9.8
Credit card and other                                        22          0.5               15          0.6
Leases                                                       24          0.2               29          0.2
Unallocated                                               1,603                         2,009
                                                    -----------     --------      -----------      -------

                                                    $     4,567        100.0%     $     4,707        100.0%
                                                    ===========     ========      ===========      =======

                                                              1996                           1995
                                                              ----                           ----
                                                                  Percentage                      Percentage
                                                                  of loans to                     of loans to
                                                     Allowance    total loans       Allowance     total loans
                                                     ---------    -----------       ---------     -----------

Commercial and agricultural and commercial
  real estate                                       $     1,152         25.8%     $     1,162         26.1%
Real estate mortgage                                        308         62.1              534         62.7
Real estate construction                                     --          1.3               --          0.6
Consumer                                                    235          9.8              313          9.9
Credit card and other                                        11          0.7               11          0.5
Leases                                                       35          0.3               34          0.2
Unallocated                                               2,194                         1,531
                                                    -----------     --------      -----------      -------

                                                    $     3,935        100.0%     $     3,585        100.0%
                                                    ===========     ========      ===========      =======

DEPOSITS

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

                                             1999                        1998                        1997
                                   ------------------------    --------------------------  ----------------------
                                     Average     Average        Average       Average        Average      Average
                                     balance    rate paid       balance      rate paid       balance     rate paid
                                     -------    ---------       -------      ---------       -------     ---------
                                                               (Dollars in thousands)
Noninterest-bearing
  demand deposits               $     39,123        N/A     $     36,327         N/A    $     35,239         N/A
Interest-bearing demand
  deposits                            49,189       1.36%          40,798        2.12%         45,533        2.18%
Savings, including Money
  Market deposit accounts            115,057       2.78          114,282        2.87         112,212        2.95
Certificates of deposit,
  including IRAs                     206,296       5.01          212,081        5.55         196,081        5.58
                                ------------                ------------                ------------

                                $    409,665                $    403,488                $    389,065
                                ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 1999 are summarized as follows.

                                                   Individual
                                Certificates       Retirement
                                 of Deposits        Accounts         Total
                                 -----------        --------         -----
                                             (Dollars in thousands)

  3 months or less              $     8,285      $      233       $     8,518
  Over 3 through 6 months             8,928             253             9,181
  Over 6 through 12 months            2,950             507             3,457
  Over 12 months                      2,487           1,701             4,188
                                -----------      ----------       -----------

                                $    22,650      $    2,694       $    25,344
                                ===========      ==========       ===========

SHORT-TERM BORROWINGS

See Note 8 to the consolidated financial statements and "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" for the statistical disclosures for short-term borrowings for 1999 and 1998. No short-term borrowings were outstanding in 1997 for which the average balance exceeded thirty percent of shareholders' equity.

RETURN ON EQUITY AND ASSETS

The ratio of net income to daily average total assets, average shareholders' equity and certain other ratios, are as follows.

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1999         1998         1997
                                                                                  ----         ----         ----
Percentage of net income to:

     Average total assets                                                          1.24%        1.18%        0.95%

     Average shareholders' equity                                                 11.58        10.95         8.75

Dividends declared as a percentage of net income                                  80.22        77.50        79.84

Percentage of average shareholders' equity to average total assets                10.74        10.78        10.81

ITEM 2.  PROPERTIES

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns and operates three branch banking offices in Perkins Township (Sandusky, Ohio), and a branch banking office in the Ohio communities of Berlin Heights and Huron. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Chatfield, Tiro, Richwood and Green Camp. Castalia owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC owns its processing center located at 1845 Superior Street, Sandusky, Ohio and leases offices in downtown Sandusky, Ohio. Reynolds leases offices in downtown Sandusky, Ohio.

FCBC has three wholly-owned subsidiary banks, a wholly-owned item processing company subsidiary and a wholly-owned real estate appraisal company subsidiary.


ITEM 3.  LEGAL PROCEEDINGS

The Corporation's management is aware of no pending or threatened litigation in which the Corporation faces potential loss or exposure that will materially affect the consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation has no established public trading market for its common stock and is not listed on any exchange. The brokerage firms of Everen Securities, Merrill Lynch and McDonald & Company handle the sale and purchase of the Corporation's stock. However, such firms are not "market makers" of such stock since they do not purchase and hold for investment purposes any such shares. Information below is the range of sale prices as reported by the brokerage firms.

                                                            1999
                                                            ----
             FIRST QUARTER               SECOND QUARTER             THIRD QUARTER               FOURTH QUARTER
             -------------               --------------             -------------               --------------

        $25.50    to     $28.00      $28.25    to    $28.00    $28.63    to     $28.00      $28.03   to     $28.70

                                                            1998
                                                            ----
             FIRST QUARTER               SECOND QUARTER             THIRD QUARTER               FOURTH QUARTER
             -------------               --------------             -------------               --------------

        $38.81    to     $40.00      $38.00    to    $28.75    $30.25    to     $27.31      $25.00   to     $24.31

The Corporation has no outstanding options or warrants to purchase shares of its common stock or securities convertible into shares of common stock.

The number of holders of record of the Corporation's common stock at December 31, 1999 was 881.

Dividends per share declared by the Corporation on common stock were as follows.

                                              1999                1998
                                              ----                ----

                  February                 $    .16              $   .15
                  May                           .16                  .15
                  August                        .16                  .15
                  November                      .67                  .66
                                           --------              -------

                                           $   1.15              $  1.11
                                           ========              =======


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information of the Corporation and is qualified in its entirety by reference to the detailed information and consolidated financial statements of the Corporation included in Item 8 hereof.

                                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                              1999           1998           1997            1996           1995
                                              ----           ----           ----            ----           ----
                                                       (Dollars in thousands, except per share data)
Statements of income:
   Total interest income                 $     33,067   $      34,204   $     33,649   $     32,138    $     31,195
   Total interest expense                      15,130          17,295         16,675         15,856          15,122
                                         ------------   -------------   ------------   ------------    ------------
   Net interest income                         17,937          16,909         16,974         16,282          16,073
   Provision for loan losses                      266             362          1,129            733             457
                                         ------------   -------------   ------------   ------------    ------------
   Net interest income after
     provision for loan losses                 17,671          16,547         15,845         15,549          15,616

   Security gains (losses) (1)                  1,602             575            107             59            (223)
   Other noninterest income                     3,926           5,651          4,238          3,787           3,172
                                         ------------   -------------   ------------   ------------    ------------
     Total noninterest income                   5,528           6,226          4,345          3,846           2,949

   Total noninterest expense                   14,771          14,679         14,190         11,900          11,573
                                         ------------   -------------   ------------   ------------    ------------
   Income before federal income taxes           8,428           8,094          6,000          7,495           6,992
   Federal income tax expense                   2,366           2,333          1,559          1,927           1,715
                                         ------------   -------------   ------------   ------------    ------------

     Net income                          $      6,062   $       5,761   $      4,441   $      5,568    $      5,277
                                         ============   =============   ============   ============    ============

Per share of common stock:
   Net income                            $       1.43   $       1.35    $       1.04   $       1.31    $      1.24
   Dividends                                     1.15           1.11            1.07           1.02            .71
   Book value                                   11.58          12.61           12.01          11.42          10.92

Average common shares outstanding           4,242,546       4,263,401      4,263,401      4,263,401       4,263,401

Year-end balances:
   Loans, net                            $    284,446   $     278,782   $    287,738   $    260,023    $    240,359
   Securities                                 150,661         172,763        143,954        157,442         160,350
   Total assets                               472,220         508,889        484,118        455,909         446,819
   Deposits                                   403,160         417,899        402,183        375,810         369,241
   Borrowings                                  18,000          30,576         25,643         27,406          26,461
   Shareholders' equity                        48,195          53,741         51,199         48,688          46,563

                                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                              1999           1998           1997            1996           1995
                                              ----           ----           ----            ----           ----

Average balances:
   Loans, net                            $    279,649   $     283,433   $    276,508   $    246,943    $    234,324
   Securities                                 163,134         155,715        151,245        159,830         158,402
   Total assets                               487,242         487,710        469,760        449,254         433,261
   Deposits                                   409,665         403,488        389,065        371,179         356,213
   Borrowings                                  20,525          26,805         25,808         26,448          25,931
   Shareholders' equity                        52,347          52,595         50,760         47,549          43,256

Selected ratios:
   Net yield on average interest-
     earning assets                              3.89%          3.69%           3.84%          3.84%          3.91%
   Return on average total assets                1.24           1.18             .95           1.24           1.22
   Return on average shareholders'
     equity                                     11.58          10.95            8.75          11.71          12.20
   Average shareholders' equity
     as a percent of average total
     assets                                     10.74          10.78           10.81          10.58           9.98
   Net loan charge-offs as a percent
     of average loans                             .20            .17             .13            .15            .05
   Allowance for loan losses as a percent
     of loans at year-end                        1.48           1.60            1.60           1.48           1.46
   Shareholders' equity as a percent
     of total year-end assets                   10.21          10.56           10.58          10.68          10.42

(1) Other-than-temporary declines in the values of a security of $226,000 were recorded during 1995. Partial recoveries of $10,000, $25,000, $214,000 and $39,000 were received in 1999, 1998, 1997 and 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATION - AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998 AND FOR THE YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

GENERAL

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Corporation's financial condition, results of operations, liquidity and capital resources as of December 31, 1999 and 1998, and during the three-year period ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

At December 31, 1999, total assets were $472,220,000 compared to $508,889,000 at December 31, 1998. Net loans increased $5,664,000, or 2.0% from 1998 to 1999. Commercial and agricultural loans increased $1,937,000, or 8.0% from 1998 to total $26,077,000. Residential real estate loans increased by $5,088,000, or 2.9% from 1998 to 1999 to total $178,876,000. Consumer loans increased $616,000, or 2.2% over 1998 to total $28,105,000. Credit card and other loans, which include overdraft protection (ODP) lines of credit, increased $2,149,000 from 1998 to total $3,575,000.

In 1998, the Banks became involved in selling fixed-rate mortgages on the secondary market. In 1999, due to rising interest rates, demand began to shift to our three-year variable loans. As the demand for variable-rate loans increased and demand for fixed-rate loans decreased, we started to retain more loans and sell fewer loans. In addition to the $5,088,000 increase in mortgage loans, the Corporation originated mortgage loans held for sale totaling $10,041,000 in 1999.

Many commercial loans and lines of credit are cyclical, depending on the type of business. However, additional calling and marketing efforts have been made in the commercial loan area to increase the Corporation's share of the commercial market.

While year-end 1999 deposit balances declined from 1998, average deposit balances for 1999 were $409,665,000 compared to $403,488,000 for 1998, an increase of $6,177,000, or 1.5%. Deposit growth has been limited as a result of increased competition for deposit dollars from traditional and nontraditional financial service providers and increasingly sophisticated consumers using alternatives to traditional banking deposits. Noninterest-bearing deposits averaged $39,123,000 for 1999 compared to $36,327,000 for 1998, increasing $2,796,000, or 7.7%. Savings, NOW, and MMIA accounts averaged $164,246,000 for 1999 compared to $155,080,000 for 1998. Average time deposits decreased $5,785,000 to total an average balance of $206,296,000 for 1999.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased from $13,235,000 at December 31, 1998 to $1,959,000 at December 31, 1999. This
decrease of $11,276,000 was a result of scheduled paydowns, including balloon payments in February and April of 1999 on previous advances. The Corporation had no new advances from the Federal Home Loan Bank in 1999.

The Banks offer repurchase agreements in the form of sweep accounts to commercial checking account customers. At December 31, 1999, total repurchase agreements in the form of sweep accounts totaled $12,975,000. This compares to $16,370,000 at December 31, 1998. United States Treasury Notes maintained under the Banks' control are pledged as collateral for the repurchase agreements.

Securities decreased $22,102,000, or 12.8% from $172,763,000 on December 31, 1998 to $150,661,000 on December 31, 1999. Municipal securities decreased $1,920,000, or 3.5% from 1998 to 1999. Other securities decreased $13,281,000, or 27.7% from 1998 to 1999. Securities decreased due to sales of equity securities and principal paydowns of mortgage-backed securities. Securities were allowed to mature without being replaced as an alternative to pursuing higher priced deposits during a period of slower loan demand.

Securities held to maturity at December 31, 1999 had unrealized gains of approximately $2,000 and unrealized losses of less than $1,000. Since management intends to hold this portion of the portfolio to maturity, the unrealized gains and losses have no impact on operations of the Corporation. Securities available for sale had an estimated fair value at December 31, 1999 of $150,255,000. This fair value includes unrealized gains of approximately $1,885,000 and unrealized losses of approximately $2,182,000. Equity securities consisting of common stock accounted for $1,501,000 in unrealized gains on securities. The net effect of the unrealized gains and losses on securities available for sale, net of taxes, was a reduction to shareholders' equity of $196,000, compared to an increase in equity of $3,672,000 at December 31, 1998. The change is due to realizing gains from the sales of equity securities and market value declines in the security portfolio due to interest rates increasing during 1999.

Mortgage-backed securities totaled $13,839,000 at December 31, 1999 and none are considered unusual or "high risk" securities as defined by regulating authorities. Of this total, $4,588,000 are pass-through securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC); $9,220,000 are collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs) issued by FNMA and FHLMC; and $31,000 are privately issued and are collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or Government National Mortgage Association (GNMA). The average interest rate of the portfolio at December 31, 1999 was 5.89%. Also, 1.19% of the December 31, 1999 portfolio, or $167,000 are floating rate securities adjusting at least quarterly. The average maturity at December 31, 1999 was approximately 2.25 years. The Corporation has not invested in any derivative securities.

Total shareholders' equity decreased $5,546,000, or 10.3% during 1999 to $48,195,000. The ratio of total shareholders' equity to total assets was 10.2% in 1999 and 10.6% in 1998. The decline was caused by repurchase of the Corporation's common stock and decline in fair value of securities available for sale.

RESULTS OF OPERATIONS

The operating results of the Corporation are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans, and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET INCOME

The Corporation's net income for the year ended December 31, 1999 was $6,062,000 compared to $5,761,000 for the year ended December 31, 1998, an increase of $301,000, or 5.2%. The increase in net income was the result of the items discussed in the following sections.

NET INTEREST INCOME

Net interest income for 1999 was $17,937,000, an increase of $1,028,000, or 6.1% from 1998. The change in the net interest income for 1999 was the net result of a decrease in interest income of $1,137,000 and a decrease in interest expense of $2,165,000.

Total interest income decreased $1,137,000, or 3.3% for 1999 compared to $34,204,000 for 1998. This decrease in interest income can be attributed to a decrease in the rate on earning assets from 7.47% in 1998 to 7.16% in 1999. The effects of the decrease in rate were partially offset by an increase in the average interest-earning assets from $462,584,000 to $464,278,000 from 1998 to 1999.

Total interest expense decreased $2,165,000, or 12.5% for 1999 compared to $17,295,000 in 1998. The decrease in interest expense can be attributed to a decrease in average interest-bearing liabilities from $393,966,000 to $391,067,000, or $2,899,000 from 1998 to 1999, as well as a decrease in the rate on interest-bearing liabilities from 4.39% to 3.87%.

Refer to "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate" for further analysis of the impact of changes in interest-bearing assets and liabilities on the Corporation's net interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table contains information relating to the provision for loan losses, activity in and analysis of the allowance for loan losses for the three-year period ended December 31, 1999.

                                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                        1999            1998              1997
                                                                        ----            ----              ----

Net loan charge-offs                                              $      559,000    $     502,000    $      357,000

Provision for loan losses charged to expense                             266,000          362,000         1,129,000
Net loan charge-offs as a percent of average
  outstanding loans                                                          .20%             .17%              .13%

Allowance for loan losses                                         $    4,274,000    $   4,567,000    $    4,707,000
Allowance for loan losses as a percent
  of year-end outstanding loans                                             1.48%            1.60%             1.60%
Allowance for loan losses as a percent
  of impaired loans                                                       102.74           109.81            106.13

Impaired loans                                                    $    4,160,000    $   4,159,000    $    4,435,000
Impaired loans as a percent of gross
  year-end loans                                                            1.44%            1.46%             1.51%
Nonaccrual and 90 days or more past due loans
  as a percent of gross year-end loans                                       .87             1.03              1.25

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

The provision for loan losses declined by $96,000 in 1999 from $362,000 in 1998 to $266,000 in 1999. Efforts are continually made to examine both the level and mix of the reserve by loan type as well as the overall level of the reserve.

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. A portion of allowance for loan losses is allocated to impaired loans.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

NONINTEREST INCOME

Noninterest income totaled $5,528,000 in 1999 compared to $6,226,000 in 1998. Income from the data processing and computer services division totaled $1,216,000 for 1999, a 61.7% decrease from 1998 income of $3,174,000. The loss in revenue is related to the sale of SCC Resources' data processing contracts to Jack Henry & Associates, Inc. (JHA). First, there was no gain from sale of contracts in 1999. The Corporation recognized a gain of $1,534,000 from the sale of SCC Resources' data processing contracts in 1998. Second, as the banks serviced by SCC Resources converted processing to JHA, the revenue stream associated with their data processing ended. SCC Resources still provides item processing services for 10 financial institutions plus the three subsidiary banks.

Service charges on deposit accounts totaled $1,053,000 in 1999, an increase of $95,000, or 9.9% over 1998 income of $958,000. Additional services and account features have been introduced to generate increased noninterest income from the deposit accounts of the Banks. In addition, the Banks began to review service charges on all products and services to ensure reasonable compensation for the services provided. Some of the fee changes were in place by the end of 1999, with the remaining changes scheduled for completion by the first quarter of 2000.

For 1999, the Corporation received $10,000 in payments against an investment security previously written off. As a result of the filing of bankruptcy by the Towers Financial Corporation (parent company) in 1993, the Corporation determined that an other-than-temporary decline in the value of Tower Healthcare Receivables Corp. bonds had occurred. Accordingly, a $700,000 writedown in the cost of those bonds was made in 1993, and a writedown of $226,000 was made in 1995. The carrying value of these securities was $0 at December 31, 1999 and 1998.

In addition, during 1999, the Corporation recognized gains from calls of securities of $9,000 and $1,583,000 from the sales of securities available for sale, of which the majority was from the sales of equity securities at Farmers. The Corporation decided to take advantage of significant increases in the market values and sell a portion of the portfolio. At December 31, 1999 the fair market value of Farmers' equity portfolio totaled $2,528,000 with an amortized cost of $1,028,000.

Other noninterest income totaled $1,461,000 in 1999 compared to $1,284,000 in 1998. Increases in other noninterest income are a result of additional products and services introduced to generate noninterest income which include the following areas. Brokerage fees increased $20,000 in 1999 due to increased volume. The Corporation added three additional ATMs in 1999. The additional volume of the new ATMs, combined with an ATM surcharge originally instituted in January 1997, led to an increase in fee income of $26,000. The increase in the number of credit card merchants, led to an increase in fee income of $126,000.

NONINTEREST EXPENSE

Noninterest expense totaled $14,771,000 in 1999, an increase of $92,000, or 0.6% over 1998. The following discussion highlights the significant items that resulted in increases or decreases in the components of noninterest expense.

Salaries, wages and benefits totaled $6,908,000 in 1999 compared to $7,167,000 in 1998 for a decrease of $259,000. The decrease is primarily due to having fewer employees resulting from the sale of SCC Resources' data processing contracts to JHA.

Net occupancy expense totaled $754,000 in 1999 compared to $933,000 in 1998. Equipment expense totaled $865,000 in 1999 compared to $784,000 in 1998. The decrease in occupancy expense and the increase in equipment expense are primarily related to the sale of SCC Resources' data processing contracts.

FDIC premiums totaled $48,000 in 1999 compared to $161,000 in 1998. The decrease in FDIC premiums of $113,000 from 1998 to 1999 is a result of a change in the FDIC rating at Farmers for a six-month period in 1998.

State of Ohio Franchise taxes were $587,000 in 1999 compared to $657,000 in 1998. The franchise taxes are based on the capital positions of the Banks. Castalia and Farmers paid special dividends to First Citizens at the end of 1998 thus, reducing franchise tax expense. These were used to continue the current dividend policy of the Corporation, as well as provide funding for possible stock repurchases.

Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $896,000 in 1999 compared to $911,000 in 1998. The overall decrease in professional fees is due to the absence of fees associated with the purchase of Farmers, partially offset by increased advisor fees. The increase in advisor fees can be attributed to the conversion of data processing systems as well as preparation for the Year 2000 date change.

Amortization of intangible assets remained constant from 1998 to 1999 at $336,000.

Data processing expense was $465,000 in 1999 and relates to data processing services provided by JHA. Prior to 1999, SCC Resources provided this service to the Banks. This expense would have been reflected in salaries, wages and benefits, net occupancy expense and equipment expense in prior years.

Other operating expenses totaled $3,912,000 in 1999 compared to $3,729,000 in 1998. Increased expenditures in advertising, marketing, and employee education and training in customer service and cross selling make up the $183,000 increase in 1999.

INCOME TAX EXPENSE

Income before federal income taxes amounted to $8,428,000 in 1999 and $8,094,000 in 1998. The Corporation's effective income tax rate was 28.1% in 1999 compared to 28.8% in 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET INCOME

The Corporation's net income for the year ended December 31, 1998 was $5,761,000 compared to $4,441,000 for the year ended December 31, 1997, an increase of $1,320,000, or 29.7%. The increase in net income was mainly the result of the gain on the sale of SCC's data processing contracts. Other factors are explained below.

NET INTEREST INCOME

Net interest income for 1998 was $16,909,000, a decrease of $65,000, or 0.4% from 1997. The change in net interest income for 1998 was the net result of an increase in interest income of $555,000 and an increase in interest expense of $620,000.

Total interest income increased $555,000, or 1.6% from 1997 to 1998. This increase in interest income can be attributed to an increase in average interest-earning assets from $443,231,000 to $462,584,000, or 4.4% between 1997 and 1998. The increase in net volume of average interest-earning assets offset a decrease in the average yield on interest-earning assets of 15 basis points from 7.62% in 1997 to 7.47% in 1998.

Total interest expense increased $620,000, or 3.7% from 1997 to 1998. The increase in interest expense can be attributed to an increase in average interest-bearing liabilities from $379,634,000 to $393,966,000, or 3.8% from 1997 to 1998.

Refer to "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate" for further analysis of the impact of changes in interest-bearing assets and liabilities on the Corporation's net interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses declined by $767,000 from 1997 to $362,000 for 1998. The larger provision in the prior year was primarily related to Farmers. In 1997, Farmers experienced significant growth in the balance of loans outstanding. During this period, Farmers operated without the benefit of a formal loan policy and credit underwriting decisions and loan collateral perfection was not always well documented. As a part of the Corporation's due diligence procedures related to the acquisition of Farmers and also as a part of regulatory examinations conducted at Farmers, concerns were raised regarding certain lending procedures. Farmers' management responded by retaining an outside consultant to assist in reviewing and risk-grading a significant volume of new loan originations. Based on the results of this evaluation, Farmers increased its provision for loan losses. Since that time, management of Farmers has implemented a new loan policy that provides credit underwriting criteria and has aggressively worked to improve the loan file documentation and the Bank's collateral position for many of the loans originated in 1997. As a result of these improvement efforts, the 1998 provision for loan losses declined.

NONINTEREST INCOME

Noninterest income totaled $6,226,000 in 1998 compared to $4,345,000 in 1997. Income from the data processing and computer services division totaled $3,174,000 for 1998, a 44.9% increase over 1997 income of $2,191,000. The increase in revenue is attributed to a gain of $1,534,000 from the sale of SCC Resources' data processing contracts in 1998, which offset the decreased data processing fees. The Corporation also recognized gains of $550,000 on the sales and calls of securities in 1998.

Service charges on deposit accounts totaled $958,000 in 1998, an increase of $34,000, or 3.6% over 1997 income of $924,000. Additional services and account features have been introduced to generate increased noninterest income from the deposit accounts of the Banks. In addition, service charges are reviewed annually to ensure reasonable compensation for the services provided.

For 1998, the Corporation received $25,000 in payments against an investment security previously written off. As a result of the filing of bankruptcy by the Towers Financial Corporation (parent company) in 1993, the Corporation determined that an other-than-temporary decline in the value of Tower Healthcare Receivables Corp. bonds had occurred. Accordingly, a $700,000 writedown in the cost of those bonds was made in 1993, and a writedown of $226,000 was made in 1995. The carrying value of these securities was $0 at December 31, 1998 and 1997.

Net gains on sales of loans increased from $61,000 in 1997 to $235,000 in 1998 primarily due to increased emphasis on and involvement in selling fixed rate mortgages on the secondary market.

Other noninterest income totaled $1,284,000 in 1998 compared to $1,062,000 in 1997. Increases in other noninterest income are a result of additional products and services introduced to generate noninterest income, which include the following areas: Brokerage fees, ATM fee income and Credit Card Merchant fees. Brokerage fees increased $29,000 in 1998 due to increased volume. The Corporation added two additional ATMs in 1998. The additional volume of the new ATMs, combined with an ATM surcharge originally instituted in January of 1997, led to an increase in fee income of $26,000.

NONINTEREST EXPENSE

Noninterest expense totaled $14,679,000 in 1998, an increase of $489,000, or 3.4% over 1997. The following discussion highlights the significant items that resulted in increases or decreases in the components of noninterest expense.

Salaries, wages and benefits totaled $7,167,000 in 1998 compared to $7,074,000 in 1997, for an increase of $93,000.

Net occupancy expense totaled $933,000 in 1998 compared to $661,000 in 1997. Equipment expense totaled $784,000 in 1998 compared to $861,000 in 1997. The increase in occupancy expense and the decrease in equipment expense can be attributed to two factors. First, in 1998, the Corporation reclassified certain assets from equipment to building. Also in 1998, Farmers made adjustments to their building depreciation and equipment depreciation to more accurately reflect the life of these assets.

FDIC premiums totaled $161,000 in 1998 compared to $48,000 in 1997. The increase in FDIC premiums of $113,000 from 1997 to 1998 is a result of a change made by the FDIC in the rating of Farmers for a six-month period in 1998.

State of Ohio Franchise taxes were $657,000 in 1998 compared to $631,000 in 1997. The franchise taxes are based on the capital positions of the Banks. The current dividend policy of the Banks, combined with a lack of growth, results in a relatively constant capital position of the Banks and hence little changes in the amount of the franchise tax.

Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $911,000 in 1998 compared to $1,110,000 in 1997. Decreases in these fees represent the additional consulting costs incurred in 1997 as a result of the acquisition of The Farmers State Bank of New Washington, which was completed in April 1998.

Amortization of intangible assets remained almost constant from 1997 to 1998, increasing from $326,000 to $336,000.

Other operating expenses totaled $3,729,000 in 1998 compared to $3,479,000 in 1997 due to increased expenditures in advertising, marketing, and employee education and training in customer service and cross selling.

INCOME TAX EXPENSE

Income before federal income taxes amounted to $8,094,000 in 1998 and $5,999,000 in 1997. The Corporation's effective income tax rate was 28.8% in 1998 compared to 26.0% in 1997. The effective tax rate increased in 1998 due to the Banks having less tax-exempt income on state and municipal securities and political subdivision loans.

LIQUIDITY AND CAPITAL RESOURCES

The Banks maintain a conservative liquidity position. Liquidity is evidenced by 1999 year-end balances of $4,600,000 in federal funds sold and by approximately $150,255,000 in securities available for sale. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation's cash flows from operating activities resulting from net earnings.

Cash provided by operations for 1999 was $7,343,000. This includes net income of $6,062,000 plus net adjustments of $1,281,000 to reconcile net earnings to net cash provided by operations. Cash provided by investing activities was $25,868,000 in 1999 which includes maturities, prepayments and sales of securities and federal funds partially offset by new loans and security purchases. Cash used in financing activities for 1999 totaled $35,056,000. This includes the reduction in deposits, repayments of FHLB borrowings and the payments of dividends. Cash used by financing activities exceeded cash generated by operating activities and investing activities by $1,845,000, which resulted in a decrease in cash and cash equivalents to $14,599,000.

Future loan demand of the Banks can be funded by proceeds from payments on existing loans, the maturity of securities, the sale of securities classified as available for sale and the use of excess funds invested in the federal funds market. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank. On a separate entity basis, the Corporation's only source of funds is dividends paid primarily by the subsidiary Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to applicable minimum capital requirements, the Banks may declare a dividend without the approval of the State of Ohio Department of Commerce, Division of Financial Institutions, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. In 1999, Citizens paid dividends of $2,600,000 to the Corporation. Also in 1999, Farmers paid a special $941,000 dividend to the Corporation with the approval of the State of Ohio Department of Commerce, Division of Financial Institutions. In 1998, Castalia paid a special $2,500,000 dividend to the Corporation. This dividend was paid with the approval of the State of Ohio Division of Financial Institutions and the Federal Reserve Bank. Also in 1998, Farmers paid a special $2,000,000 dividend to the Corporation. Farmers' special dividend was not subject to any approval because payment of such did not fall outside of the requirements described above. The purpose of these dividends was to accumulate cash at the Corporation to be used for general corporate purposes including the possible repurchase of its common stock. The amount of unrestricted dividends available to be paid by the Banks to the Corporation was approximately $3,507,000 at December 31, 1999. Management believes the future earnings of the Banks will be sufficient to support anticipated asset growth at the Banks and provide funds to the Corporation to continue dividends at their current level.

CAPITAL ADEQUACY

The Corporation's policy is, and always has been, to maintain its capital levels above the minimum regulatory standards. Under the regulatory capital standards, total capital has been defined as tier I (core) capital and tier II (supplementary) capital. The Corporation's tier I capital includes shareholders' equity (net of unrealized security gains) and tier II capital includes the allowance for possible loan losses. The definition of assets has also been modified to include items both on and off the balance sheet. Each item is then assigned a risk weight or risk adjustment factor to determine ratios of capital to risk adjusted assets. The standards require that total capital (tier I plus tier II) be a minimum of 8% of risk adjusted assets, with at least 4% being in tier I capital. The Corporation's ratios as of December 31, 1999 and 1998 were 18.7% and 18.8% respectively for total capital, and 17.3% and 17.4% respectively for tier I capital.

Additionally, the Federal Reserve Board has adopted minimum leverage-capital ratios. These standards were established to supplement the previously issued risk based capital standards. The leverage ratio standards use the existing tier I capital definition but the ratio is applied to average total assets instead of risk adjusted assets. The standards require that tier I capital be a minimum of 4% of total average assets for high rated entities such as the Corporation. The Corporation's leverage ratio was 9.6% and 9.5% at December 31, 1999 and 1998.

EFFECTS OF INFLATION

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation disclosed the estimated fair value of its financial instruments at December 31, 1999 and 1998 in Note 14 to the consolidated financial statements. The fair value of the Corporation's financial instruments generally decreased relative to their carrying values in 1999 as a result of an increase in the general level of interest rates. The fair value of loans at December 31, 1999 was 94.5% of the carrying value compared to 101.3% at December 31, 1998. The fair value of deposits at December 31, 1999 was 99.9% of the carrying value, compared to 99.2% at December 31, 1998.

YEAR 2000

The Corporation formed Year 2000 (Y2K) Health Check Teams to be on hand January 1, 2000 to establish that all systems were in working order after the new year date change. The teams consisted of employees representing each company, department and branch. A checklist procedure was developed for each affiliate company to follow so that the following areas would be tested and signed-off that each was Y2K compliant: Facilities, Network Servers, Security, Hardware and Software. A training class was held late in December 1999 to go over the checklist and the procedures for verifying Y2K compliance. On January 1, 2000, as each team finished their checklist, they signed-off and reported to a central location that all was well. There were no significant problems caused by the date change and all offices opened for business, providing full services to our customers on Monday, January 3, 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on interest-rate risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest-rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will have either lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

Several techniques may be used by an institution to minimize interest-rate risk. One approach used by the Corporation is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Corporation's primary asset/liability management technique is the measurement of the Corporation's asset/liability gap, that is, the difference between the cash flow amounts of interest sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell.

Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Corporation has not purchased derivative financial instruments in the past and does not intend to purchase such instruments in the near future. Prepayments of assets carrying higher rates reduce the Corporation's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1999 and 1998, based on the information and assumptions set forth in the notes. The Corporation believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Corporation's market area, are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 1999 or 1998. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding as set forth in the notes. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.


DECEMBER 31, 1999

On-Balance-Sheet Financial Instruments (Dollars in thousands)

                                         2000        2001        2002        2003        2004    Thereafter     Total   Fair value
                                         ----        ----        ----        ----        ----    ----------     -----   ----------
Interest-earning assets:
    Loans receivable(1)(2)
       Fixed rate                      $ 12,781    $  5,497    $ 11,427    $ 11,884    $ 23,392   $ 89,805    $154,786    $147,861
       Avg. int. rate                      8.24%       9.84%       8.85%       8.89%      8.19%       7.77%       8.11%

       Adj. rate                       $ 12,604    $  1,402    $  1,956    $  1,591    $  1,938   $115,533    $135,024    $126,370
       Avg. int. rate                      9.25%       8.55%       8.53%       7.72%       8.06%      7.53%       7.73%

    Mortgage-backed
     securities(3)
       Fixed rate                                              $  1,439    $    462    $    898   $ 10,873    $ 13,672    $ 13,673
       Avg. int. rate                                              5.50%       6.00%       6.00%      5.93%       5.89%

       Adj. rate                                                                                  $    168    $    168    $    168
       Avg. int. rate                                                                                 6.06%       6.06%

    Securities(4)                      $ 28,465    $ 26,252    $ 22,152    $ 25,626    $  8,975   $ 25,352    $136,822    $136,822
    Avg. int. rate                         5.78%       6.36%       6.23%       5.69%      5.96%       5.55%       5.90%

    Fed funds sold                        4,600                                                               $  4,600    $  4,600
    Avg. int. rate                         5.50%                                                                  5.50%

    Interest-bearing
      deposit                          $     51                                                               $     51    $     51
    Avg. int. rate                         5.88%                                                                  5.88%

       Total                           $ 58,501    $ 33,151    $ 36,974    $ 39,563    $ 35,203   $241,731    $445,123    $429,545

Interest-bearing liabilities:
    Interest-bearing
      deposits and
      escrows(5)                       $195,688    $ 65,825    $ 39,213    $ 20,890    $    356   $ 40,942    $362,914    $362,873
    Avg. int. rate                         4.27%       3.98%       3.54%       2.79%       4.64%      1.76%       3.77%

    Borrowings                         $ 16,600    $    592    $    625    $    183                           $ 18,000    $ 17,959
    Avg. int. rate                         4.53%       5.61%       5.61%       5.58%                              4.62%

       Total                           $212,288    $ 66,417    $ 39,838    $ 21,073    $    356   $ 40,942    $380,914    $380,832


DECEMBER 31, 1998

On-Balance-Sheet Financial Instruments (Dollars in thousands)

                                       1999        2000        2001        2002        2003    Thereafter     Total     Fair Value
                                       ----        ----        ----        ----        ----    ----------     -----     ----------
Interest-earning assets:
    Loans receivable(1)(2)
       Fixed rate                    $ 24,549    $ 17,327    $ 14,705    $ 14,533    $  8,895    $ 57,471    $137,480    $137,825
       Avg. int. rate                    8.79%       8.74%       8.49%       8.21%       8.37%       7.83%       8.26%

       Adj. rate                     $  8,524    $  3,937    $  1,157    $  1,530    $  1,656    $130,447    $147,251    $150,477
       Avg. int. rate                    8.61%       8.27%       8.10%       8.11%       7.89%       7.59%       7.68%

    Mortgage-backed
     securities(3)
       Fixed rate                         197                            $  1,959    $    658    $ 17,743    $ 20,557    $ 20,563
       Avg. int. rate                    6.63%                               5.50%       6.00%       6.03%       5.27%

       Adj. rate                                                                                 $    217    $    217    $    217
       Avg. int. rate                                                                                6.29%       6.29%

    Securities(4)                    $ 27,140    $ 24,911    $ 26,078    $ 19,298    $ 17,608    $ 36,954    $151,989    $151,997
    Avg. int. rate                       6.39%       6.33%       6.33%       6.29%       5.51%       5.44%       6.02%

    Fed funds sold                     19,950                                                                $ 19,950    $ 19,950
    Avg. int. rate                       5.40%                                                                   5.40%

       Total                         $ 80,360    $ 46,175    $ 41,940    $ 37,320    $ 28,817    $242,832    $477,444    $481,029

Interest-bearing liabilities:
    Interest-bearing
      deposits and
      escrows(5)                     $213,024    $ 58,972    $ 42,072    $ 20,189    $    744    $ 44,324    $379,325    $376,038
    Avg. int. rate                       4.63%       3.95%       3.31%       3.80%       5.81%       1.77%       4.00%

    Borrowings                       $ 28,618    $    559    $    591    $    625    $    183                $ 30,576    $ 30,576
    Avg. int. rate                       4.73%       5.74%       5.81%       6.15%       7.46%                   4.81%

       Total                         $241,642    $ 59,531    $ 42,663    $ 20,814    $    927    $ 44,324    $409,901    $406,614

Market Risk Disclosure Footnotes

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or allowance for loan losses. (2) Substantially all of the Corporation's adjustable rate loans reprice on an annual basis based on either the National Average Contract Rate for Major Lenders on Previously Occupied Homes or Federal National Mortgage Association's 6/2 rate capped one-year adjustable rate.
(3) Substantially all of the Corporation's adjustable rate mortgage-backed securities reprice on a monthly basis based on changes in the three-month LIBOR index.
(4)  Totals include the Corporation's investment in equity securities.
(5) For passbook and statement savings accounts, assumes an annual decay rate of 31% for year one, 29% for year two, 23% for year three and 17% for year four.

                              [CROWE CHIZEK LOGO]


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
First Citizens Banc Corp
Sandusky, Ohio


We have audited the accompanying consolidated balance sheets of First Citizens Banc Corp as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Banc Corp as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                           /s/ Crowe, Chizek and Company LLP

                                           Crowe, Chizek and Company LLP

Columbus, Ohio
January 28, 2000



                            FIRST CITIZENS BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------------------------------------------


                                                                                     1999                 1998
                                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                                     $      14,598,566    $      16,443,613
Federal funds sold                                                                   4,600,000           19,950,000
Interest-bearing deposits                                                               51,031              248,282
Securities available for sale                                                      150,254,933          171,952,700
Securities held to maturity (Estimated fair values of
  $407,765 in 1999 and $823,632 in 1998)                                               406,108              810,122
Loans held for sale                                                                  2,217,250            2,273,509
Loans, net                                                                         284,446,025          278,782,075
Premises and equipment, net                                                          7,457,886            7,363,513
Accrued interest receivable                                                          3,680,082            3,717,568
Intangible assets                                                                    2,197,916            2,533,963
Other assets                                                                         2,310,260            4,813,518
                                                                             -----------------    -----------------

         Total assets                                                        $     472,220,057    $     508,888,863
                                                                             =================    =================


LIABILITIES
Deposits
     Noninterest-bearing                                                     $      40,246,502    $      38,574,055
     Interest-bearing                                                              362,913,881          379,325,190
                                                                             -----------------    -----------------
         Total deposits                                                            403,160,383          417,899,245
Federal Home Loan Bank advances                                                      1,958,960           13,235,165
Securities sold under repurchase agreements                                         12,975,188           16,369,681
U.S. Treasury interest-bearing demand note payable                                   3,065,681              971,558
Accrued expenses and other liabilities                                               2,865,057            6,672,283
                                                                             -----------------    -----------------
     Total liabilities                                                             424,025,269          455,147,932
                                                                             -----------------    -----------------


SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
  4,263,401 shares issued                                                           23,257,520           23,257,520
Retained earnings                                                                   28,010,371           26,811,264
Treasury Stock, 100,586 shares at cost                                              (2,877,032)                  --
Accumulated other comprehensive income (loss)                                         (196,071)           3,672,147
                                                                             -----------------    -----------------
     Total shareholders' equity                                                     48,194,788           53,740,931
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     472,220,057    $     508,888,863
                                                                             =================    =================


       See accompanying notes to consolidated financial statements.



                            FIRST CITIZENS BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------


                                                                     1999              1998               1997
                                                                     ----              ----               ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                                     $    23,407,541    $    24,357,161   $     24,015,061
    Taxable securities                                              6,644,790          6,751,399          6,820,602
    Tax-exempt securities                                           2,305,993          2,093,206          2,166,143
    Federal funds sold                                                627,370            943,431            582,845
    Other                                                              81,225             58,739             64,361
                                                              ---------------    ---------------   ----------------
                                                                   33,066,919         34,203,936         33,649,012
INTEREST EXPENSE
    Deposits                                                       14,196,629         15,909,096         15,247,451
    Federal Home Loan Bank advances                                   253,925            797,265            866,482
    Other                                                             678,972            588,874            561,067
                                                              ---------------    ---------------   ----------------
                                                                   15,129,526         17,295,235         16,675,000
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME                                                17,937,393         16,908,701         16,974,012

Provision for loan losses                                             266,443            361,886          1,129,468
                                                              ---------------    ---------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                17,670,950         16,546,815         15,844,544
                                                              ---------------    ---------------   ----------------

NONINTEREST INCOME
    Computer center data and item processing fees                   1,215,507          1,640,275          2,191,004
    Gain on sale of data processing contracts                              --          1,534,120                 --
    Service charges                                                 1,052,646            957,573            923,957
    Net gains on sale of securities                                 1,601,924            574,981            107,057
    Net gains on sale of loans                                        197,446            234,973             61,317
    Other                                                           1,461,188          1,284,273          1,062,015
                                                              ---------------    ---------------   ----------------
                                                                    5,528,711          6,226,195          4,345,350

NONINTEREST EXPENSE
    Salaries, wages and benefits                                    6,908,328          7,167,285          7,074,025
    Net occupancy expense                                             754,360            933,377            661,157
    Equipment expense                                                 864,745            784,206            860,983
    Federal deposit insurance premiums                                 48,320            160,812             47,950
    State franchise tax                                               586,802            657,283            631,061
    Professional services                                             895,666            910,867          1,109,808
    Amortization of intangible assets                                 336,048            336,048            326,048
    Contracted data processing                                        464,837                 --                 --
    Other operating expenses                                        3,912,310          3,729,109          3,479,379
                                                              ---------------    ---------------   ----------------
                                                                   14,771,416         14,678,987         14,190,411
                                                              ---------------    ---------------   ----------------

Income before income taxes                                          8,428,245          8,094,023          5,999,483
Income tax expense                                                  2,366,076          2,333,356          1,558,939
                                                              ---------------    ---------------    ---------------

NET INCOME                                                    $     6,062,169    $     5,760,667    $     4,440,544
                                                              ===============    ===============    ===============

EARNINGS PER COMMON SHARE                                     $          1.43    $          1.35    $          1.04
                                                              ===============    ===============    ===============

           See accompanying notes to consolidated financial statements.


                            FIRST CITIZENS BANC CORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------


                                                                                        Accumulated
                                                                                           Other           Total
                                Common Stock              Retained       Treasury      Comprehensive   Shareholders'
                           Shares         Amount          Earnings         Stock          Income          Equity
                           ------         ------          --------         -----          ------          ------

Balance,
  January 1, 1997         4,263,401   $  23,257,520   $  24,619,419    $         --   $    811,399   $   48,688,338

Comprehensive income:
    Net income                                            4,440,544                                       4,440,544
    Change in unrealized
      gain (loss) on
      securities available
      for sale, net of
      reclassification and
      tax effects                                                                        1,615,663        1,615,663
                                                                                                     --------------
    Total comprehensive
      income                                                                                              6,056,207

Cash dividends
  ($1.07 per share)                                      (3,265,110)                                     (3,265,110)

Cash dividends declared
  Farmers, prior to
  merger                                                   (280,000)                                       (280,000)
                      -------------   -------------   -------------    ------------   ------------   --------------

Balance,
  December 31, 1997       4,263,401      23,257,520      25,514,853              --      2,427,062       51,199,435

Comprehensive income:
    Net income                                            5,760,667                                       5,760,667
    Change in unrealized
      gain (loss) on
      securities available
      for sale, net of
      reclassification and
      tax effects                                                                        1,245,085        1,245,085
                                                                                                     --------------
    Total comprehensive
      income                                                                                              7,005,752

Cash paid for
  fractional shares                                          (3,451)                                         (3,451)

Cash dividends
  ($1.11 per share)                                      (4,368,805)                                     (4,368,805)

Cash dividends declared
  Farmers, prior to
  merger                                                    (92,000)                                        (92,000)
                      -------------   -------------   -------------    ------------   ------------   --------------

Balance,
  December 31, 1998       4,263,401   $  23,257,520   $  26,811,264    $         --   $  3,672,147   $   53,740,931
                      =============   =============   =============    ============   ============   ==============



                                   (Continued)


                            FIRST CITIZENS BANC CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                  Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------



                                                                                        Accumulated
                                Common Stock                                               Other           Total
                                ------------              Retained       Treasury      Comprehensive   Shareholders'
                           Shares         Amount          Earnings         Stock       Income (loss)      Equity
                           ------         ------          --------         -----       -------------      ------

Balance,
  December 31, 1998       4,263,401   $  23,257,520   $  26,811,264    $         --   $  3,672,147   $   53,740,931

Comprehensive income:
    Net income                                            6,062,169                                       6,062,169
    Change in unrealized
      gain (loss) on
      securities available
      for sale, net of
      reclassification and
      tax effects                                                                       (3,868,218)      (3,868,218)
                                                                                                     --------------
    Total comprehensive
      income                                                                                              2,193,951

Cash dividends
  ($1.15 per share)                                      (4,863,062)                                     (4,863,062)

Purchase of treasury
  stock, at cost           (100,586)                                     (2,877,032)                     (2,877,032)
                      -------------   -------------   -------------    ------------   ------------   --------------

Balance,
  December 31, 1999       4,162,815   $  23,257,520   $  28,010,371    $ (2,877,032)  $   (196,071)  $   48,194,788
                      =============   =============   =============    ============   ============   ==============







          See accompanying notes to consolidated financial statements.


                            FIRST CITIZENS BANC CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------

                                                                       1999             1998              1997
                                                                       ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $     6,062,169   $    5,760,667   $     4,440,544
    Adjustments to reconcile net income to net cash from
      operating activities
       Security amortization, net of accretion                           644,696          371,550           156,086
       Depreciation                                                      888,887        1,014,740           886,933
       Write-down of obsolete property and equipment                          --          437,501                --
       Amortization of intangible assets                                 336,048          336,048           326,048
       Net realized (gain) loss on sales of securities                (1,601,924)        (574,981)          106,629
       FHLB stock dividends                                             (287,100)        (273,000)         (243,300)
       Provision for loan losses                                         266,443          361,886         1,129,468
       Loans originated for sale                                     (10,040,992)     (10,921,465)       (2,892,410)
       Proceeds from sale of loans                                    10,167,243        9,463,171         2,262,728
       Gain on sale of loans                                            (197,446)        (234,973)          (61,317)
       Amortization of mortgage servicing rights                          45,962           11,405                --
       Deferred income taxes                                            (395,283)         726,990          (257,542)
       Change in
          Net deferred loan fees                                        (162,905)        (162,502)          (61,927)
          Accrued interest receivable                                     37,486         (365,621)         (107,378)
          Other assets                                                 2,560,194       (2,411,988)         (304,254)
          Accrued interest, taxes and other expenses                    (980,916)        (226,473)          402,027
                                                                 ---------------   --------------   ---------------
       Net cash from operating activities                              7,342,562        3,312,955         5,782,335

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Maturities, prepayments and calls                              34,044,498       51,168,709        22,940,951
       Purchases                                                     (24,509,471)     (84,947,103)      (19,433,147)
       Sales                                                           7,546,840        1,412,990        10,427,598
    Securities held to maturity
       Maturities, prepayments and calls                                 403,304        5,919,787         5,557,254
       Purchases                                                              --               --        (4,904,789)
       Sales                                                                  --               --         1,329,289
    Loan originations, net of loan payments                           (5,767,488)       8,761,592       (28,782,920)
    Proceeds from the sale of assets                                      26,182               --            32,350
    Property and equipment expenditures                               (1,423,194)        (815,265)         (550,268)
    Change in federal funds sold                                      15,350,000       (2,350,000)       (8,179,000)
    Maturity of interest bearing deposit                                 197,251           99,000           686,000
                                                                 ---------------   --------------   ---------------
       Net cash from investing activities                             25,867,922      (20,750,290)      (20,876,682)

CASH FLOWS FROM FINANCING ACTIVITIES
    Branch acquisition                                                        --               --        12,153,945
    Change in deposits                                               (14,738,862)      15,716,004        11,797,095
    Repayment of Federal Home Loan Bank borrowings                   (11,276,205)      (1,252,869)       (1,183,652)
    Change in securities sold under repurchase agreements             (3,394,493)       8,590,335        (2,177,686)
    Change in U.S. Treasury interest-bearing notes payable             2,094,123       (2,403,900)        1,598,957
    Cash dividends paid                                               (4,863,062)      (4,464,256)       (3,545,110)
    Purchase of treasury stock                                        (2,877,032)              --                --
                                                                 ---------------   --------------   ---------------
       Net cash from financing activities                            (35,055,531)      16,185,314        18,643,549
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                               (1,845,047)      (1,252,021)        3,549,202
Cash and cash equivalents at beginning of year                        16,443,613       17,695,634        14,146,432
                                                                 ---------------   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    14,598,566   $   16,443,613   $    17,695,634
                                                                 ===============   ==============   ===============


          See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by First Citizens Banc Corp, which have a significant effect on the financial statements.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Farmers State Bank (Farmers), The Castalia Banking Company (Castalia), SCC Resources, Inc. (SCC), and R. A. Reynolds Appraisal Services, Inc. (Reynolds), together referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

NATURE OF OPERATIONS: The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Marion and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 1999, SCC provided item processing for 10 financial institutions in addition to the three subsidiary banks. SCC accounted for 3.1% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to the subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

CASH: Cash and cash equivalents include cash on hand and demand deposits with financial institutions. Net cash flows are reported for federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other short-term borrowings. For the years ended December 31, 1999, 1998 and 1997, the Corporation paid interest of $15,505,000, $17,527,000 and $16,594,000, and income taxes of $2,718,000, $1,415,000 and
$2,034,000.

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



                                   (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

OTHER REAL ESTATE: Other real estate acquired through or instead of loan foreclosure is initially recorded at fair value when acquired, establishing a new cost basis. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair value is recognized in a valuation allowance by a charge to income. Other real estate owned included in other assets totaled approximately $431,000 at December 31, 1999 and $456,000 at December 31, 1998.

SERVICING RIGHTS: Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS: Amounts, as reported on the consolidated balance sheets, represent goodwill that arose from the purchase of Castalia in 1990 and core deposit intangibles that arose from the purchase of two branch offices and assumption of related deposits in 1997. Goodwill is being amortized on the straight-line method over 15 years and core deposit intangibles are being amortized on the straight-line method over 12 years. The Corporation assesses the recoverability of intangible assets by determining whether the balance can be recovered through undiscounted future operating cash flows of Castalia and the branches. At December 31, 1999, the remaining balances of goodwill and core deposit intangibles totaled $1,123,000 and $1,075,000. At December 31, 1998, the remaining balances of goodwill and core deposit intangibles totaled $1,276,000 and $1,258,000.

LONG-TERM ASSETS: These assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

REPURCHASE AGREEMENTS: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

RETIREMENT PLANS: The Corporation sponsors a noncontributory defined benefit retirement plan for all full-time employees who have attained the age of 21 and have a minimum of six months of service. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Accrued pension costs are funded to the extent deductible for federal income tax purposes.

The Corporation also provides a savings and retirement 401(k) plan for all full-time eligible employees who elect to participate. The decision to make contributions to the plan, which represent a match of a portion of the salary deferred by participants, is made annually by the Board of Directors. Such contributions are funded as they are accrued.

FINANCIAL INSTRUMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of shareholders' equity.


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to FCBC or by FCBC to shareholders.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

EARNINGS PER COMMON SHARE: Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Basic weighted average common shares outstanding totaled 4,242,546 in 1999 and 4,263,401 in 1998 and 1997. Dividends per share are based on the number of shares outstanding at the record date.

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1998 and 1997 financial statements have been reclassified to correspond with the 1999 presentation.


NOTE 2 - SECURITIES

Year-end securities are as follows.

                                               _______________________________1 9 9 9______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                    -------           -------         --------           -------
AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                     $    64,114,363    $       32,178    $    (921,945) $     63,224,596
Obligations of state and political
  subdivisions                                      53,004,191           328,583         (727,110)       52,605,664
Other securities, including mortgage-
  backed and equity securities                      33,433,455         1,524,465         (533,247)       34,424,673
                                               ---------------    --------------    -------------  ----------------

     Total securities available for sale       $   150,552,009    $    1,885,226    $  (2,182,302) $    150,254,933
                                               ===============    ==============    =============  ================

HELD TO MATURITY
Obligations of state and political
  subdivisions                                 $       232,500    $          475    $         (31) $        232,944
Other securities, including mortgage-
  backed securities                                    173,608             1,343             (130)          174,821
                                               ---------------    --------------    -------------  ----------------

     Total securities held to maturity         $       406,108    $        1,818    $        (161) $        407,765
                                               ===============    ==============    =============  ================



                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                               _______________________________1 9 9 8______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                      $   69,024,266    $    1,198,600    $     (98,129)    $  70,124,737
Obligations of state and political
  subdivisions                                      52,759,051         1,661,950          (17,364)       54,403,637
Other securities, including mortgage-
  backed and equity securities                      44,605,521         2,858,743          (39,938)       47,424,326
                                               ---------------    --------------    -------------     -------------

     Total securities available for sale        $  166,388,838    $    5,719,293    $    (155,431)    $ 171,952,700
                                                ==============    ==============    =============     =============

HELD TO MATURITY
Obligations of state and political
  subdivisions                                  $      355,000    $        7,564    $     --          $     362,564
Other securities, including mortgage-
  backed securities                                    455,122             6,054             (108)          461,068
                                                --------------    --------------    -------------     -------------

     Total securities held to maturity          $      810,122    $       13,618    $        (108)    $     823,632
                                                ==============    ==============    =============     =============

The contractual maturities of securities at year-end 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

                                                           Held to maturity                Available for sale
                                                           ----------------                ------------------
                                                    Amortized            Fair           Amortized           Fair
                                                      Cost               Value            Cost              Value
                                                      ----               -----            ----              -----

     Due in one year or less                    $       77,500    $       77,669    $  23,515,911     $  23,536,892
     Due from one to five years                        155,000           155,275       86,761,240        85,656,799
     Due from five to ten years                             --                --       19,444,172        19,078,092
     Due after ten years                                    --                --          570,000           570,000
     Mortgage-backed                                   173,608           174,821       14,013,938        13,665,647
     Equity securities                                      --                --        6,246,748         7,747,503
                                                --------------    --------------    -------------     -------------

           Total                                $      406,108    $      407,765    $ 150,552,009     $ 150,254,933
                                                ==============    ==============    =============     =============

During 1995, management concluded that one of its investments, Tower Healthcare Receivables Corp., had no market value. Therefore, the Corporation eliminated the remaining carrying value of the bonds, which was $226,000 after cash payments received during 1995. These securities had previously been written down by $700,000 when Towers Financial Corp. (parent company) filed bankruptcy in 1993. The Corporation received $10,000, $25,000 and $214,000 in recoveries from Tower Financial Corp. in 1999, 1998 and 1997.


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

                                                                                      Gross             Gross
                                                                                    Realized           Realized
                                                                Sales Proceeds        Gains             Losses
                                                                --------------        -----             ------

Year ended December 31, 1999                                   $    7,547,000     $ 1,586,000      $     3,000
Year ended December 31, 1998                                        1,413,000         542,000               --
Year ended December 31, 1997                                       11,757,000          63,000          170,000

During 1997, Farmers sold securities classified as held to maturity for interest rate risk management purposes. As a result, all remaining held to maturity securities at Farmers were transferred to the available for sale portfolio as of December 31, 1997. Proceeds from these sales totaled $1,329,289, resulting in gross realized gains of $45,289. These sales are included in the above totals. The amortized cost of the remaining held to maturity portfolio transferred to available for sale was $34,998,000. The net unrealized gain on these securities was $720,000 on the date of transfer.

Securities called or settled by the issuer resulted in gains of $9,000 and $8,000 in 1999 and 1998. No gains resulted from securities being called in 1997.

Securities with a carrying value of $62,614,000 and $60,960,000 were pledged as of December 31, 1999 and 1998, to secure public deposits and other deposits and liabilities as required or permitted by law.


NOTE 3 - LOANS

Loans at year-end were as follows.

                                                                           1999                 1998
                                                                           ----                 ----

         Commercial and agricultural                                 $     26,077,141    $      24,139,620
         Commercial real estate                                            48,301,000           53,804,390
         Residential real estate                                          178,876,326          173,788,501
         Real estate construction                                           4,482,294            3,492,928
         Consumer                                                          28,105,412           27,489,889
         Credit card and other                                              3,575,411            1,426,312
         Leases                                                               392,042              589,015
                                                                     ----------------    -----------------
              Total loans                                                 289,809,626          284,730,655
         Allowance for loan losses                                         (4,273,825)          (4,567,126)
         Net deferred loan fees                                              (977,613)          (1,140,518)
         Unearned interest                                                   (112,163)            (240,936)
                                                                     ----------------    -----------------

         Net loans                                                   $    284,446,025    $     278,782,075
                                                                     ================    =================



                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Loans to directors and executive officers, including their immediate families and companies in which they are principal owners during 1999 were as follows.

         Balance - January 1, 1999                          $    5,277,318
         New loans and advances                                  3,695,729
         Repayments                                             (2,621,343)
         Effect of changes in related parties                      (62,219)
                                                            --------------

         Balance - December 31, 1999                        $    6,289,485
                                                            ==============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses was as follows.

                                                            1999               1998              1997
                                                            ----               ----              ----

         Balance - January 1                          $     4,567,126    $    4,707,051     $    3,935,038
         Provision for loan losses                            266,443           361,886          1,129,468
         Loans charged-off                                   (789,067)         (724,739)          (557,701)
         Recoveries                                           229,323           222,928            200,246
                                                      ---------------    --------------     --------------

         Balance - December 31                        $     4,273,825    $    4,567,126     $    4,707,051
                                                      ===============    ==============     ==============

Impaired loans were as follows.

                                                                              1999               1998
                                                                              ----               ----

         Year-end loans with no allocated allowance for loan losses      $           --     $           --
         Year-end loans with allocated allowance for loan losses              4,160,000          4,159,000
         Amount of allowance for loan losses allocated                        1,145,000          1,173,000

                                                            1999               1998              1997
                                                            ----               ----              ----

         Average balance of impaired loans
           during year                                $     4,118,000    $    3,915,000     $    3,264,000
         Interest income recognized during
           impairment                                         320,000           273,000            227,000
         Interest income recognized on a
           cash basis                                         320,000           273,000            182,000

Nonperforming loans were as follows.

                                                                               1999              1998
                                                                               ----              ----

         Loans past due over 90 days still on accrual                    $      834,000     $    1,235,000
         Nonaccrual loans                                                     1,682,000          1,693,000




                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans would include some loans which are classified as impaired, and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                                              1999               1998
                                                                              ----               ----

         Land and improvements                                         $       807,232    $        807,232
         Buildings and improvements                                          7,480,558           6,854,051
         Furniture and equipment                                             6,507,128           7,132,152
                                                                       ---------------    ----------------
              Total                                                         14,794,918          14,793,435
         Accumulated depreciation                                            7,337,032           7,429,922
                                                                       ---------------    ----------------

              Premises and equipment, net                              $     7,457,886    $      7,363,513
                                                                       ===============    ================

The Corporation has no material future lease commitments.


NOTE 6 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 1999 and 1998 were as follows.

                                                                          1999                 1998
                                                                          ----                 ----

           Demand                                                 $      52,659,391      $    58,453,216
           Statement and passbook savings                               113,509,210          108,492,369
           Certificates of deposit:
              In excess of $100,000                                      22,650,261           35,453,288
              Other                                                     150,702,363          152,538,800
           Individual Retirement Accounts                                23,392,656           24,387,517
                                                                  -----------------    -----------------

              Total                                               $     362,913,881    $     379,325,190
                                                                  =================    =================

Scheduled maturities of certificates of deposit and IRAs at December 31, 1999 were as follows.


                          2000                                  $    128,974,089
                          2001                                        28,197,660
                          2002                                        12,528,862
                          2003                                         3,055,362
                          2004                                           356,011
                          Thereafter                                     240,640
                                                                ----------------

                                   Total                        $    173,352,624
                                                                ================



                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Corporation has fixed-rate mortgage-matched advances from the Federal Home Loan Bank. Mortgage-matched advances are utilized to fund specific fixed-rate loans with certain prepayment of principal permitted without penalty.

At December 31, 1999 and 1998, Federal Home Loan Bank borrowings were as follows.

                                                                              1999               1998
                                                                              ----               ----

         5.95 percent secured note                                     $            --    $      7,731,782
         5.80 percent secured note                                             381,087             487,630
         5.60 percent secured note                                             969,788           1,234,451
         5.55 percent secured note                                             608,085             765,362
         5.25 percent secured note                                                  --           3,015,940
                                                                       ---------------    ----------------

                                                                       $     1,958,960    $     13,235,165
                                                                       ===============    ================


The notes outstanding at December 31, 1999 had required annual principal payments as follows.

                    2000                                               $       558,990
                    2001                                                       591,260
                    2002                                                       625,394
                    2003                                                       183,316
                                                                       ---------------

                                                                       $     1,958,960

Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock and by $2,938,440 and $19,852,748 of residential mortgage loans under a blanket lien arrangement at year-end 1999 and 1998. The Corporation has a $10 million cash management advance line of credit with the Federal Home Loan Bank. No advances were outstanding on this line as of December 31, 1999.


NOTE 8 - OTHER BORROWINGS

Information concerning securities sold under agreements to repurchase and treasury tax and loan deposits was as follows.

                                                                              1999               1998
                                                                              ----               ----

         Average balance during the year                               $    16,177,000    $     12,892,000
         Average interest rate during the year                                    4.20%               4.58%
         Maximum month-end balance during the year                          24,895,000          17,341,000

Securities underlying repurchase agreements at year-end were as follows.

                                                                              1999               1998
                                                                              ----               ----

         Carrying value of securities                                  $    15,989,000    $     24,351,000
         Fair Value                                                         15,989,000          24,351,000






                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES

Income tax expense was as follows.

                                                            1999               1998              1997
                                                            ----               ----              ----

         Current                                      $     2,761,359    $    1,606,366     $    1,816,481
         Deferred                                            (395,283)          726,990           (257,542)
                                                      ---------------    --------------     --------------

              Income tax expense                      $     2,366,076    $    2,333,356     $    1,558,939
                                                      ===============    ==============     ==============

Effective tax rates differ from the statutory federal income tax rate of 34% due to the following.

                                                            1999               1998              1997
                                                            ----               ----              ----
         Income taxes computed at the
           statutory federal tax rate                 $     2,865,603    $    2,751,968     $    2,039,824
         Add (subtract) tax effect of
              Nontaxable interest income, net of
                nondeductible interest expense               (676,296)         (608,005)          (641,403)
              Dividends received deduction                     (5,777)          (45,306)           (47,588)
              Amortization of goodwill                         68,522            68,522             68,522
              Nondeductible reorganization costs                   --            89,879            105,992
              Other                                           114,024            76,298             33,592
                                                      ---------------    --------------     --------------

              Income tax expense                      $     2,366,076    $    2,333,356     $    1,558,939
                                                      ===============    ==============     ==============

Tax expense attributable to security gains totaled $544,654, $195,494 and $36,399 in 1999, 1998 and 1997.

Year-end deferred tax assets and liabilities were due to the following.

                                                                                1999              1998
                                                                                ----              ----

         Allowance for loan losses                                       $    1,081,210     $    1,180,970
         Deferred loan fees                                                     274,534            325,291
         Unrealized loss on securities available for sale                       101,008                 --
         Other                                                                   88,749             76,852
                                                                         --------------     --------------
              Deferred tax asset                                              1,545,501          1,583,113
                                                                         --------------     --------------

         Tax depreciation in excess of book depreciation                       (301,992)          (267,057)
         Discount accretion on securities                                        (6,870)           (10,726)
         Pension costs                                                          (28,825)           (79,502)
         Undistributed equity earnings of computer center                      (269,700)          (269,700)
         Federal Home Loan Bank stock dividends                                (461,074)          (364,310)
         Unrealized gain on securities available for sale                            --         (1,891,712)
         Intangible asset amortization                                         (131,510)          (133,822)
         Leases                                                                 (72,240)           (80,740)
         Deferred installment gain                                                   --           (654,881)
         Other                                                                 (101,792)           (47,168)
                                                                         --------------     --------------
              Deferred tax liability                                         (1,374,003)        (3,799,618)
                                                                         --------------     --------------

                  Net deferred tax asset (liability)                     $      162,998     $   (2,216,505)
                                                                         ==============     ==============



                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS

The Corporation sponsors a savings and retirement 401(k) plan, which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $68,000, $67,000 and $59,000 in 1999, 1998 and 1997.

The Corporation and its subsidiaries also sponsor a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 21, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. No contributions were allowable in 1999, 1998 or 1997.

Information about the pension plan was as follows.

                                                                                           1999            1998
                                                                                           ----            ----
         Change in benefit obligation:
              Beginning benefit obligation                                            $  4,039,171     $  3,633,341
              Service cost                                                                 283,799          234,494
              Interest cost                                                                249,499          239,789
              Actuarial (gain) loss                                                       (394,398)         909,770
              Benefits paid                                                               (522,331)        (929,373)
              Expenses paid                                                                (25,884)         (48,850)
                                                                                      ------------     ------------
              Ending benefit obligation                                                  3,629,856        4,039,171

         Change in plan assets, at fair value:
              Beginning plan assets                                                      3,921,683        4,935,505
              Actual return                                                                381,219          (35,599)
              Employer contribution                                                             --               --
              Benefits paid                                                               (522,331)        (929,373)
              Expenses paid                                                                (25,884)         (48,850)
                                                                                      ------------     ------------
              Ending plan assets                                                         3,754,687        3,921,683
                                                                                      ------------     ------------

         Funded status                                                                     124,831         (117,488)
         Unrecognized net actuarial loss                                                   361,446          827,453
         Unrecognized prior service cost                                                   103,305          116,363
         Unrecognized net transition asset at January 1, 1989
           being recognized over 17 years                                                 (495,656)        (574,961)
                                                                                      ------------     ------------

         Prepaid benefit cost                                                         $     93,926     $    251,367
                                                                                      ============     ============



                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 10 - RETIREMENT PLANS (Continued)

The components of pension expense and related actuarial assumptions were as follows.

                                                                              1999            1998          1997
                                                                              ----            ----          ----

         Service cost                                                   $    283,799    $    234,494   $    253,096
         Interest cost                                                       249,499         239,789        259,514
         Expected return on plan assets                                     (355,335)         84,449       (580,437)
         Net amortization and deferral                                       (20,522)       (567,124)       120,351
                                                                        ------------    ------------   ------------
              Net                                                       $    157,441    $     (8,392)  $     52,524
                                                                        ============    ============   ============

         Discount rate on benefit obligation                                    7.64%           6.52%         7.27%
         Long-term rate of return on plan assets                                9.00            9.00          9.00
         Rate of compensation increase                                          4.00            4.00          5.00

During 1997 and the first seven months of 1998, Farmers maintained a fully insured defined benefit pension plan covering substantially all employees. Pension costs were funded through the purchase of retirement income insurance and retirement annuity policies. The plan was terminated on July 31, 1998. The plan assets were distributed to the participants in 1999. The employees affected by the termination were included in the existing retirement plans sponsored by the Corporation beginning April 30, 1998. No gain or loss was realized as a result of the termination.


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.


                                                                                1999            1998
                                                                                ----            ----
         Commitments to extend credit:
             Lines of credit and construction loans                       $   23,982,000    $   23,412,000
             Credit cards                                                      3,078,000         3,315,000
         Letters of credit                                                       507,000           623,000
                                                                          --------------    --------------

                                                                          $   27,567,000    $   27,350,000
                                                                          ==============    ==============

Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above totaled $4,484,000 and have interest rates ranging from 3.75% to 10.00% at December 31, 1999. Maturities extend up to 30 years.


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK (Continued)

The subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements at December 31, 1999 and 1998 approximated $3,065,000 and $2,326,000.


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTION ON RETAINED EARNINGS

The Corporation and the subsidiary Banks are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The Corporation and the Banks were well capitalized at December 31, 1999 and 1998. No conditions or events have occurred since the last notification from regulators that management believes has changed the Corporation's or the Banks' classification.





                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTION ON RETAINED EARNINGS
  (Continued)

At December 31, 1999 and 1998, the Corporation's and the Banks' actual capital levels and minimum required levels were as follows.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                       For Capital              Prompt Corrective
                                                 Actual             Adequacy Purposes           Action Provisions
                                                 ------             -----------------           -----------------
                                          Amount        Ratio       Amount      Ratio         Amount         Ratio
                                          ------        -----       ------      -----         ------         -----
                                                                  (Dollars in Millions)
    1999
    Total capital to risk-
      weighted assets
       Consolidated                    $   49.8          18.7%     $  21.3        8.0%      $   26.6         10.0%
       Citizens                            25.0          15.5         12.9        8.0           16.2         10.0
       Castalia                             5.5          17.6          2.5        8.0            3.1         10.0
       Farmers                             14.7          21.0          5.6        8.0            7.0         10.0
    Tier I (Core) capital to risk-
      weighted assets
       Consolidated                        46.2          17.3         10.7        4.0           16.0          6.0
       Citizens                            23.0          14.2          6.5        4.0            9.7          6.0
       Castalia                             5.2          16.4          1.3        4.0            1.9          6.0
       Farmers                             13.8          19.7          2.8        4.0            4.2          6.0
    Tier I (Core) capital to
     average assets
       Consolidated                        46.2           9.6         19.2        4.0           23.9          5.0
       Citizens                            23.0           8.1         11.4        4.0           14.2          5.0
       Castalia                             5.2          10.3          2.0        4.0            2.5          5.0
       Farmers                             13.8           9.7          5.7        4.0            7.1          5.0

    1998
    Total capital to risk-
      weighted assets
       Consolidated                $       51.3          18.8%   $    21.8        8.0%      $   27.3         10.0%
       Citizens                            23.4          14.2         13.2        8.0           16.5         10.0
       Castalia                             4.8          15.5          2.5        8.0            3.1         10.0
       Farmers                             13.7          18.2          6.0        8.0            7.5         10.0
    Tier I (Core) capital to risk-
      weighted assets
       Consolidated                        47.5          17.4         10.9        4.0           16.4          6.0
       Citizens                            21.4          13.0          6.6        4.0            9.9          6.0
       Castalia                             4.4          14.3          1.2        4.0            1.9          6.0
       Farmers                             12.7          17.0          3.0        4.0            4.5          6.0
    Tier I (Core) capital to
     average assets
       Consolidated                        47.5           9.5         20.0        4.0           25.0          5.0
       Citizens                            21.4           7.5         11.4        4.0           14.2          5.0
       Castalia                             4.4           8.4          2.1        4.0            2.6          5.0
       Farmers                             12.7           8.1          6.3        4.0            7.9          5.0




                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

FCBC's primary source of funds for paying dividends to its shareholders and for operating expenses is dividends received from the Banks. Payment of dividends by the Banks to FCBC is subject to restrictions by their regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory requirements. Under the most restrictive of these requirements, the Corporation estimates that retained earnings available for payment of dividends by the Banks to FCBC approximates $3,507,000 and $2,414,000 at December 31, 1999 and 1998.


NOTE 13- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of FCBC follows.

CONDENSED BALANCE SHEETS                                                              1999               1998
                                                                                      ----               ----

Assets:
     Cash                                                                       $     2,353,850    $      6,876,368
     Securities available for sale                                                      389,044                  --
     Investment in bank subsidiaries                                                 43,956,980          44,751,727
     Investment in nonbank subsidiaries                                               2,079,779           2,123,078
     Other assets                                                                       119,729             426,322
                                                                                ---------------    ----------------

         Total assets                                                           $    48,899,382    $     54,177,495
                                                                                ===============    ================

Liabilities and Shareholders' Equity:
     Deferred income taxes and other liabilities                                $       704,594    $        436,564
     Common stock                                                                    23,257,520          23,257,520
     Retained earnings                                                               28,010,371          26,811,264
     Treasury Stock                                                                  (2,877,032)                 --
     Accumulated other comprehensive income (loss)                                     (196,071)          3,672,147
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $    48,899,382    $     54,177,495
                                                                                ===============    ================

CONDENSED STATEMENTS OF INCOME                                      1999              1998               1997
                                                                    ----              ----               ----

Dividends from bank subsidiaries                               $    3,541,000     $    7,511,664    $     3,693,249
Other income                                                           24,657             31,000             24,417
Other expense, net                                                   (533,652)          (273,627)          (297,824)
                                                               --------------     --------------    ---------------

Earnings before equity in undistributed
  net earnings of subsidiaries                                      3,032,005          7,269,037          3,419,842

(Distributions in excess of earnings of subsidiaries)/
   equity in undistributed net earnings of subsidiaries             3,030,164         (1,508,370)         1,020,702
                                                               --------------     --------------    ---------------

     Net income                                                $    6,062,169     $    5,760,667    $     4,440,544
                                                               ==============     ==============    ===============





                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 13- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS                                   1999             1998               1997
                                                                     ----             ----               ----

Operating activities:
     Net income                                                $    6,062,169     $    5,760,667    $     4,440,544
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Change in other assets and other liabilities                 274,615             41,992           (121,031)
         Distributions in excess of/(equity in
           undistributed) net earnings of subsidiaries             (3,030,164)         1,508,370         (1,020,702)
                                                               --------------     --------------    ---------------
         Net cash from operating activities                         3,306,620          7,311,029          3,298,811
                                                               --------------     --------------    ---------------

Investing activities:
     Purchase of securities                                          (389,044)                --                 --
     Change in loan to subsidiary                                     300,000                 --           (300,000)
                                                               --------------     --------------    ---------------
         Net cash from investing activities                           (89,044)                --           (300,000)
                                                               --------------     --------------    ---------------

Financing activities:
     Cash paid for treasury stock                                  (2,877,032)                --                 --
     Cash dividends paid                                           (4,863,062)        (4,372,256)        (3,545,110)
                                                               --------------     --------------    ---------------
         Net cash from financing activities                        (7,740,094)        (4,372,256)        (3,545,110)
                                                               --------------     --------------    ---------------

Net change in cash and cash equivalents                            (4,522,518)         2,938,773           (546,299)

Cash and cash equivalents at beginning of year                      6,876,368          3,937,595          4,483,894
                                                               --------------     --------------    ---------------

Cash and cash equivalents at end of year                       $    2,353,850     $    6,876,368    $     3,937,595
                                                               ==============     ==============    ===============


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments were as follows.

                                                  December 31, 1999                       December 31, 1998
                                                  -----------------                       -----------------
                                            Carrying           Estimated            Carrying            Estimated
                                             Amount           Fair Value             Amount            Fair Value
                                             ------           ----------             ------            ----------
Financial assets:
    Cash and due from banks             $    14,598,566     $    14,599,000     $    16,443,613    $     16,444,000
    Federal funds sold                        4,600,000           4,600,000          19,950,000          19,950,000
    Interest-bearing deposits                    51,031              51,000             248,282             248,000
    Securities available for sale           150,254,933         150,255,000         171,952,700         171,953,000
    Securities held to maturity                 406,108             408,000             810,122             824,000
    Loans held for sale                       2,217,250           2,217,000           2,273,509           2,274,000
    Loans, net of allowance for
      loan losses                           284,446,025         268,867,000         278,782,075         282,353,000
    Accrued interest receivable               3,680,082           3,680,000           3,717,568           3,718,000

Financial liabilities:
    Deposits                               (403,160,383)       (403,119,000)       (417,899,245)       (414,612,000)
    Federal Home Loan Bank
      borrowings                             (1,958,960)         (1,918,000)        (13,235,165)        (13,235,000)
    Securities sold under
      repurchase agreements
      and other borrowings                  (16,040,869)        (16,041,000)        (17,341,239)        (17,341,000)
    Accrued interest payable                 (1,533,720)         (1,534,000)         (1,924,373)         (1,924,000)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are considered nominal.


NOTE 15 - ACQUISITION

Effective April 28, 1998, the Corporation acquired Farmers. The transaction was accounted for as a pooling of interests. The Corporation issued approximately
1.2 million shares of common stock to the shareholders of Farmers based upon an exchange ratio of 6.06 shares of the Corporation for each outstanding share of Farmers common stock. The historical financial statements have been restated to show the Corporation and Farmers on a combined basis.


                                  (Continued)

                            FIRST CITIZENS BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                                          1999             1998            1997
                                                                          ----             ----            ----
Unrealized holding gains and (losses) on available
   for sale securities                                                $ (4,259,012)   $  2,461,473     $  2,340,917
Reclassification adjustments for (gains) and
   losses later recognized in income                                    (1,601,924)       (574,981)         107,057
                                                                      ------------    -------------    ------------
Net unrealized gains and losses                                         (5,860,938)      1,886,492        2,447,974

Tax effect                                                               1,992,720        (641,407)        (832,311)
                                                                      ------------    ------------     ------------

Other comprehensive income (loss)                                     $ (3,868,218)   $  1,245,085     $  1,615,663
                                                                      ============    ============     ============


NOTE 17 - SCC RESOURCES, INC., SALE OF DATA PROCESSING CONTRACTS

On June 19, 1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA. The Corporation recognized $2,966,692 of income as a result of the sale of contracts in 1998. Expenses of $1,432,572 relating primarily to the write down of software and intangible assets, lease termination costs and employee severance costs were also recorded. The net gain of $1,534,120 has been reflected in other income for the year ended December 31, 1998. SCC retained its item processing services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to directors and executive officers of the Corporation as of December 31, 1999.

                                                                                                         Director
            Name                        Age                   Position                                   since (1)
            ----                        ---                   --------                                   --------
DIRECTORS

     John L. Bacon                      74           Chairman Emeritus                                    1973
                                                       Mack Iron Works Company

     Robert L. Bordner                  63           President, Herald Printing Co.                       1998

     Mary Lee G. Close                  84           Personal Investments                                 1983

     Blythe A. Friedley                 50           Owner and President, Friedley Insurance Co.          1998

     Richard B. Fuller                  78           Retired, former President of Universal               1960
                                                       Clay Products, Inc.

     H. Lowell Hoffman, M.D.            76           Retired, former Surgeon                              1980

     Lowell W. Leech                    73           Chairman of the Board,                               1975
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company
                                                       The Castalia Banking Company

     Dean S. Lucal                      62           Attorney, Lucal & McGookey                           1973

     W. Patrick Murray                  59           Attorney, Murray and Murray                          1983
                                                       Company, L.P.A.

     George L. Mylander                 67           Retired Educator                                     1965
                                                       Chairman, Firelands Community
                                                       Hospital

     Paul H. Pheiffer                   74           Chairman of the Board,                               1968
                                                       Sandusky Bay Development Company
                                                       (operates the Battery Park Marina in
                                                       Sandusky, Ohio)

     David A. Voight                    57           President, First Citizens Banc Corp                  1989
                                                       President, Chief Executive Officer
                                                       The Citizens Banking Company

     Richard O. Wagner                  86           Retired, former Chairman of First Citizens           1968
                                                       Banc Corp and former President of
                                                       The Citizens Banking Company



            Name                        Age                   Position
            ----                        ---                   --------

EXECUTIVE OFFICERS

     James O. Miller                    47           Executive Vice President
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

     LeRoy C. Link                      51           Senior Vice President First Citizens Banc Corp
                                                     President, SCC Resources, Inc.

     Todd A. Michel                     35           Senior Vice President/Controller
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

     Charles C. Riesterer               45           Senior Vice President
                                                       First Citizens Banc Corp
                                                       The Citizens Banking Company

(1) Directorships were with The Citizens Banking Company alone until 1984 and with the Corporation since such date.


ITEM 11.  EXECUTIVE COMPENSATION.

The information contained under the caption "Executive Compensation" in the Proxy Statement, to be dated approximately March 17, 2000 used in connection with the Corporation's Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement, to be dated approximately March 17, 2000 utilized in connection with the Corporation's Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, to be dated approximately March 17, 2000 used concerning the Corporation's Annual Shareholders' Meeting is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THE REPORT

1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 of this Form 10-K.

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3    EXHIBITS
     (3)(i) Articles of Incorporation, as amended, of First Citizens Banc Corp have been filed under separate pages of the 1999 Form 10-K and are available to shareholders upon request.

     (3)(ii) Code of Regulations of First Citizens Banc Corp has been filed under separate pages of the 1999 Form 10-K and is available to shareholders upon request.

     (4) Certificate for Registrant's Common Stock has been filed under separate pages of the 1999 Form 10-K and is available to shareholders upon request.

     (10)(i) Supplemental Retirement Benefit Agreement - Donald E. Gosser has been filed under separate pages of the 1999 Form 10-K and is available to shareholders upon request.

     (11) Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under
              Item 8 of this Form 10-K.

     (21) Subsidiaries of the Registrant have been filed as separate pages of the 1999 Form 10-K and are available to shareholders upon request.

     (27)     Financial Data Schedule.

     (99) Safe Harbor Under the Private Securities Litigation Reform Act of 1995 is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1997.

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    First Citizens Banc Corp
               -----------------------------------------------------------------

By     /s/ David A. Voight
      -------------------------------------------------------------------------
       David A. Voight, President (Principal Executive Officer)

By     /s/ James O. Miller
      -------------------------------------------------------------------------
       James O. Miller, Executive Vice President and Controller (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2000 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/s/ Lowell W. Leech                           /s/ David A. Voight
----------------------------------            ---------------------------------
Lowell W. Leech                               David A. Voight
Chairman of the Board                         President, Director


/s/ John L. Bacon                             /s/ Dean S. Lucal
----------------------------------            ---------------------------------
John L. Bacon                                 Dean S. Lucal
Director                                      Director


/s/ Robert L. Bordner                         /s/ W. Patrick Murray
----------------------------------            ---------------------------------
Robert L. Bordner                             W. Patrick Murray
Director                                      Director


/s/ Mary Lee G. Close                         /s/ George L. Mylander
----------------------------------            ---------------------------------
Mary Lee G. Close                             George L. Mylander
Director                                      Director


/s/ Blythe A. Friedley                        /s/ Paul H. Pheiffer
----------------------------------            ---------------------------------
Blythe A. Friedley                            Paul H. Pheiffer
Director                                      Director


/s/ Richard B. Fuller                         /s/ Richard O. Wagner
----------------------------------            ---------------------------------
Richard B. Fuller                             Richard O. Wagner
Director                                      Director


/s/ H. Lowell Hoffman, M.D.
----------------------------------
H. Lowell Hoffman, M.D.
Director

FIRST CITIZENS BANC CORP


                                    DIRECTORS

JOHN L. BACON                                  DEAN S. LUCAL
  Chairman Emeritus                              Attorney, Lucal & McGookey
  Mack Iron Works Company                      W. PATRICK MURRAY
ROBERT L. BORDNER                                Attorney, Murray and Murray Company, L.P.A.
  President                                    GEORGE L. MYLANDER
  Herald Printing Company                        Chairman, Firelands Community Hospital
MARY LEE G. CLOSE                              PAUL H. PHEIFFER
BLYTHE A. FRIEDLEY                               Chairman, Sandusky Bay Development Company
  Owner/President                              DAVID A. VOIGHT
  Friedley & Co. Insurance Agency                President, First Citizens Banc Corp
RICHARD B. FULLER                                President, Chief Executive Officer
H. LOWELL HOFFMAN, M.D.                          The Citizens Banking Company
LOWELL W. LEECH                                RICHARD O. WAGNER
  Chairman of the Board
  The First Citizens Banc Corp
  The Citizens Banking Company
  The Castalia Banking Company





                                    OFFICERS

LOWELL W. LEECH                                DONNA J. DALFERRO
  Chairman of the Board                          Vice President and Secretary
DAVID A. VOIGHT                                KAREN S. RUTGER
  President                                      Assistant Vice President Human Resources
JAMES O. MILLER                                DOUGLAS A. GREULICH
  Executive Vice President                       Investment Officer
LEROY C. LINK                                  BRENDA R. LEAL
  Senior Vice President                          Risk Manager
TODD A. MICHEL                                 VICKY L. DOSKI
  Senior Vice President, Controller              Compliance/CRA Officer
CHARLES C. RIESTERER
  Senior Vice President



DIRECTORS OF AFFILIATED COMPANIES

The Citizens Banking Company
-------------------------------------------------------------------------------
                                                    GRADY MCDONALD
JOHN L. BACON                                       W. PATRICK MURRAY
  Chairman Emeritus                                   Attorney, Murray and Murray Company, L.P.A.
  Mack Iron Works Company                           GEORGE L. MYLANDER
MARY LEE G. CLOSE                                     Chairman, Firelands Community Hospital
RICHARD B. FULLER                                   PAUL H. PHEIFFER
ANTHONY S. GUERRA                                     Chairman, Sandusky Bay Development Company
  President, LEWCO, Inc.                            DAVID A. VOIGHT
H. LOWELL HOFFMAN, M.D.                               President, Chief Executive Officer
LOWELL W. LEECH                                       The Citizens Banking Company
  Chairman of the Board                             RICHARD O. WAGNER
  The Citizens Banking Company
DEAN S. LUCAL
  Attorney, Lucal & McGookey
YVONNE MASON
  Board Treasurer/General Manager                Director Emeritus
  Akil.  Inc.                                    LELAND J. WELTY, CPA



The Castalia Banking Company
--------------------------------------------------------------------------------

JOHN L. BACON                                       LOWELL W. LEECH
  Chairman Emeritus                                   Chairman of the Board
  Mack Iron Works Company                             The Castalia Banking Company
JACK D. BOHN                                        W. PATRICK MURRAY
  Partner, Bohn Implement Company                     Attorney, Murray and Murray Company, L.P.A.
  Farmer                                            ROBERT L. RANSOM
BRUCE A. BRAVARD                                      Funeral Director, Ransom Funeral Home
  President                                         DAVID H. STRACK, D.D.S.
  The Castalia Banking Company                        Bay Area Dental, Inc.
JOYCE A. KELLER


THE FARMERS STATE BANK
--------------------------------------------------------------------------------

ROBERT L. BORDNER                           JAY R. PRESSLER
  Chairman, CEO                               President
  Herald Printing Co.                         The Farmers State Bank
RONALD E. DENTINGER                         DOROTHY L. ROBEY
  Manager                                     Chairman of the Board
  Country Star Co-op                          The Farmers State Bank
BLYTHE A. FRIEDLEY                          WILLIAM G. SHEAFFER
  Owner/President                             Senior Vice President
  Friedley & Co. Insurance Agency             The Farmers State Bank
DEAN S. LUCAL                               DAVID A. VOIGHT
  Attorney, Lucal & McGookey                  President, First Citizens Banc Corp
RICHARD A. NIEDERMIER                         President, Chief Executive Officer
  Owner, Niedermier Sunoco                    The Citizens Banking Company
ROBERT M. OBRINGER                          GERALD B. WURM
  President                                   Owner/President
  Studer-Obringer Construction Co.            Wurm's Woodworking Co.


SCC Resources, Inc.
-------------------------------------------------------------------------------

H. LOWELL HOFFMAN, M.D.
LEROY C. LINK                                DAVID A. VOIGHT
  President                                    President, First Citizens Banc Corp
  SCC Resources, Inc.                          President, Chief Executive Officer
                                               The Citizens Banking Company

R. A. Reynolds Appraisal Services, Inc.
-------------------------------------------------------------------------------

DEAN S. LUCAL                                DAVID A. VOIGHT
  Attorney, Lucal & McGookey                   President, First Citizens Banc Corp
JOHN F. STAUFFER                               President, Chief Executive Officer
  President                                    The Citizens Banking Company
  Reynolds Appraisal Service, Inc.

OFFICERS OF AFFILIATED COMPANIES

The Citizens Banking Company
-------------------------------------------------------------------------------

Chairman of the Board                       Lending/customer Service Officer
---------------------                       --------------------------------
Lowell W. Leech                             Lois A. Bilgen
President, Chief Executive Officer          Christine J. Kane
----------------------------------
David A. Voight                             Linda G. Kelley
Executive Vice President                    Lisa M. Schwerer
------------------------
James O. Miller                             L. Cathy Wright
Senior Vice President                       Paula J. York
---------------------
Todd A. Michel, Controller                  Lending Officers
                                            ----------------
Charles C. Riesterer                        James P. Greek
Vice Presidents                             Connie M. Lewis
---------------
Phyllis L. Bransky                          David G. Majoy
Donna J. Dalferro, Secretary                Brenda J. Stallard
Lee A. Jordan                               Mortgage Loan Administrator
                                            ---------------------------
David L. Ott                                Kenneth C. Hahn
Assistant Vice President                    Mortgage Loan Specialist
------------------------                    ------------------------
Judy A. Burkey                              Richard C. Finneran, Jr.
Robin J. Grathwol                           Marcia A. Gasteier
Karen S. Rutger                             Suellen M. Williams
Investment Officer & Cashier                Operations Officers
----------------------------                -------------------
Douglas A. Greulich                         Ann E. Baum
Credit Card Administrator                   Joann M. Geis
-------------------------
Paul D. Mesenburg                           Shirley J. Hoover
                 -
Customer Service Officer                    Susan A. Winkel
------------------------
Beverly A. Knupke
Deborah E. Morrow



The Castalia Banking Company
---------------------- ---------------------------------------------------------

Chairman of the Board                        Lending Officer
---------------------                        ---------------
Lowell W. Leech                              Virginia L. Bluhm
President                                    Mortgage Loan Specialist
----------                                   ------------------------
Bruce A. Bravard                             Christina A. Raftery
Senior Vice President                        Operations Officers
---------------------                        -------------------
Mary K. Schlessman                           Karen M. Irons
Vice President & Cashier                     Mary K. Meyer
------------------------
Sharon K. Keimer, Secretary                  Customer Service Officer
                                             ------------------------
                                             Marie K. Greene
                                             Gloria J. Mesenburg

The Farmers State Bank
-------------------------------------------------------------------------------

Chairman of the Board                       Mortgage Loan Specialist
---------------------                       ------------------------
Dorothy L. Robey                            Gloria J. Miller
President                                   Cherynn D. Reebel
---------
Jay R. Pressler                             Lending/Customer Service Officer
                                            --------------------------------
Senior Vice President                       Cindy S. Berridge
---------------------                       Constance F. Bores
Donna M. Miller, Cashier                    Sharon K. Ehrman
William G. Sheaffer                         Nancy L. Everly
Vice President                              Douglas A. Hancock
--------------
Wanda J. White                              Customer Service Officer
Controller                                  ------------------------
----------                                  Janet E. Rowland
Doris M. Lambert
Commercial Lender/Collections Officer       Operations Officer
-------------------------------------       ------------------
Carl F. Arnold                              Roxann A. Young
Consumer/Mortgage Lending Officer           Teller Supervisor
---------------------------------           -----------------
Jack R. O. Vetter                           Tammy J. Hale


SCC Resources, Inc.
-------------------------------------------------------------------------------

President                                           Operations Officer
---------                                           ------------------
LeRoy C. Link                                       Rae L. Cox
Vice Presidents                                     David J. Dillon
---------------                                     Geriann M. Sartor
Richard A. Bast
Ralph M. Chicotel                                   Secretary-Treasurer
                                                    -------------------
William E. Couch                                    James O. Miller


R. A. Reynolds Appraisal Services, Inc.
-------------------------------------------------------------------------------

President                                           Secretary-treasurer
---------                                           -------------------
John F. Stauffer                                    James O. Miller

FIRST CITIZENS BANC CORP

SHAREHOLDER INFORMATION

The Annual Meeting of the Shareholders of First Citizens Banc Corp will be held at The Citizens Banking Company, 100 East Water Street, Sandusky, Ohio on April 18, 2000 at 2:00 p.m. Notice of the meeting and a proxy statement will be sent to shareholders in a separate mailing.

REGISTRAR AND TRANSFER AGENT
Illinois Stock Transfer Company
209 West Jackson Boulevard, Suite 903
Chicago, Illinois 60606-6905
Tel: (312) 427-2953 or 1-800-757-5755 (Toll Free)
Fax: (312) 427-2879

FIRST CITIZENS BANC CORP
100 East Water Street
Sandusky, Ohio 44870
Tel:  (419) 625-4121  Fax:  (419) 627-0103

AFFILIATES
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