Form 10-Q
period 2000-03-31
FIRST CITIZENS BANC CORP /OH
filed 2000-05-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    March 31, 2000
                                     ----------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------

      Commission File Number:      0-25980
                             --------------------

                            First Citizens Banc Corp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   34-1558688
   ---------------------------------               ----------------------
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)               Identification Number)

              100 East Water Street, Sandusky, Ohio         44870
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

                                     [X]  Yes
                                     [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                           Outstanding at May 12, 2000
                             4,111,119 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             March 31, 2000 and December 31, 1999.........................................................3
         Consolidated Statements of Income (unaudited)
             Three months ended March 31, 2000 and 1999...................................................4
         Consolidated Statement of Shareholders' Equity (unaudited)
             For the years ended December 31, 1998 and 1999 and
             three months ended March 31, 2000............................................................5
         Consolidated Statement of Cash Flows (unaudited)
             Three months ended March 31, 2000 and 1999...................................................6
         Notes to Consolidated Financial Statements (unaudited)........................................7-14

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................15-19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...................................19-20


PART II. Other Information

ITEM 1.  Legal Proceedings...............................................................................21

ITEM 2.  Changes in Securities and Use of Proceeds.......................................................21

ITEM 3.  Defaults Upon Senior Securities.................................................................21

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................................21

ITEM 5.  Other Information...............................................................................21

ITEM 6.  Exhibits and Reports on Form 8-K................................................................21

SIGNATURES ..............................................................................................22

                          FIRST CITIZENS BANC CORP
                         Consolidated Balance Sheets

                                                                                      (Unaudited)
                                                                              March 31,          December 31,
         Assets                                                                 2000                  1999
                                                                           -------------         -------------
Cash and due from banks                                                    $  17,950,413         $  14,598,566
Federal funds sold                                                             8,180,000             4,600,000
Interest-bearing deposits                                                         51,031                51,031
Securities
         Available-for-sale                                                  145,588,408           150,254,933
         Held-to-maturity (Estimated Fair Value of $384,698 at
                 March 31, 2000, and $407,765 at December 31, 1999)              386,386               406,108
                                                                           -------------         -------------
                 Total securities                                            145,974,794           150,661,041

Loans held for sale                                                            2,627,000             2,217,250

Loans                                                                        300,246,572           288,719,850
         Less: Allowance for loan losses                                      (4,252,233)           (4,273,825)
                                                                           -------------         -------------
                 Net loans                                                   295,994,339           284,446,025

Office premises and equipment, net                                             7,318,536             7,457,886
Intangible assets                                                              2,116,404             2,197,916
Accrued Interest and other assets                                              7,261,991             5,990,342
                                                                           -------------         -------------

                 Total assets                                              $ 487,474,508         $ 472,220,057
                                                                           =============         =============

         Liabilities
Deposits
         Noninterest-bearing deposits                                      $  41,385,284         $  40,246,502
         Interest-bearing deposits                                           384,101,141           362,913,881
                                                                           -------------         -------------
                 Total deposits                                              425,486,425           403,160,383

Federal Home Loan Bank borrowings                                              1,822,140             1,958,960
Securities sold under agreements to repurchase                                 9,398,266            12,975,188
U. S. Treasury interest-bearing demand deposit note payable                    1,006,037             3,065,681
Accrued interest, taxes and other expenses                                     2,703,318             2,865,057
                                                                           -------------         -------------

                 Total liabilities                                           440,416,186           424,025,269

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                              23,257,520            23,257,520
Retained earnings                                                             28,608,848            28,010,371
Treasury stock, 147,282 shares at cost at March 31, 2000, 100,586
         shares at cost at December 31, 1999                                  (4,195,993)           (2,877,032)
Accumulated other comprehensive income/(loss)                                   (612,053)             (196,071)
                                                                           -------------         -------------
                 Total shareholders' equity                                   47,058,322            48,194,788
                                                                           -------------         -------------

                 Total liabilities and shareholders' equity                $ 487,474,508         $ 472,220,057
                                                                           =============         =============


See notes to interim consolidated financial statements                   Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                  ------------------------------
                                                     2000                1999
INTEREST INCOME:
     Loans, including fees                        $ 5,935,049         $5,800,900
     Taxable securities                             1,515,858          1,721,105
     Nontaxable securities                            547,126            581,025
     Federal funds sold                                33,386            175,819
     Other                                             13,619             21,035
                                                  -----------         ----------
         Total interest income                      8,045,038          8,299,884

INTEREST EXPENSE:
     Deposits                                       3,441,590          3,649,220
     FHLB Borrowings                                   26,901            163,064
     Other                                            151,910            157,332
                                                  -----------         ----------
         Total interest expense                     3,620,401          3,969,616
                                                  -----------         ----------

NET INTEREST INCOME                                 4,424,637          4,330,268

PROVISION FOR LOAN LOSSES                              95,000             68,000
                                                  -----------         ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                      4,329,637          4,262,268

NONINTEREST INCOME:
     Computer center data processing fees             262,295            509,696
     Service charges                                  452,062            240,641
     Net gain/(loss) on sale of securities             (1,108)           727,304
     Net gain on sale of loans                              0             94,518
     Other                                            405,614            332,608
                                                  -----------         ----------
         Total noninterest income                   1,118,863          1,904,767

NONINTEREST EXPENSE:
     Salaries, wages and benefits                   1,647,411          1,780,196
     Net occupancy expense                            200,023            196,938
     Equipment expense                                242,153            186,792
     FDIC Premiums                                     17,138             12,245
     State franchise tax                              147,089            150,756
     Professional services                            276,955            268,029
     Amortization of intangible assets                 81,512             81,512
     Other operating expenses                       1,031,681            906,115
                                                  -----------         ----------
         Total noninterest expense                  3,643,962          3,582,583
                                                  -----------         ----------

         Income before taxes                        1,804,538          2,584,452

Income tax expense                                    499,164            728,871
                                                  -----------         ----------

         Net Income                               $ 1,305,374         $1,855,581
                                                  ===========         ==========

     Earnings per share                           $      0.32         $     0.44
     Dividends declared                           $      0.17         $     0.16
     Wtd. avg. shares during the period             4,138,927          4,263,345



See notes to interim consolidated financial statements                   Page 4

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                   Form 10-Q

                                                                                                       Accumulated
                                                   Common Stock                                          Other           Total
                                            Outstanding                     Retained      Treasury    Comprehensive   Shareholders'
                                               Shares          Amount       Earnings       Stock      Income/(Loss)      Equity
                                            -----------     -----------    -----------   -----------  -------------   -------------
Balance, January 1, 1998                     4,263,401      $23,257,520    $25,514,853   $         0   $ 2,427,062     $51,199,435
Comprehensive income:
   Net income                                                                5,760,667                                   5,760,667
   Change in unrealized gain/(loss) on
     securities available for sale                                                                       1,245,085       1,245,085
                                                                                                                       -----------
       Total                                                                                                             7,005,752

Cash paid for fractional shares                                                 (3,451)                                     (3,451)

Cash dividends ($1.11 per share)                                            (4,368,805)                                 (4,368,805)

Cash dividends declared by Farmers,
  prior to merger                                                              (92,000)                                    (92,000)
                                             ---------      -----------    -----------   -----------   -----------     -----------
Balance, December 31, 1998                   4,263,401       23,257,520     26,811,264             0     3,672,147      53,740,931

Comprehensive Income:
  Net income                                                                 6,062,169                                   6,062,169
  Change in unrealized gain/(loss) on
    securities available for sale                                                                       (3,868,218)     (3,868,218)
                                                                                                                       -----------
      Total                                                                                                              2,193,951

Purchase of treasury stock, at cost           (100,586)                                   (2,877,032)                   (2,877,032)

Cash dividends ($1.15 per share)                                            (4,863,062)                                 (4,863,062)
                                             ---------      -----------    -----------   -----------   -----------     -----------
Balance, December 31, 1999                   4,162,815       23,257,520     28,010,371    (2,877,032)      196,071      48,194,788

Comprehensive Income:
  Net income                                                                 1,305,374                                   1,305,374
  Change in unrealized gain/(loss) on
    securities available for sale                                                                         (415,982)       (415,982)
                                                                                                                       -----------
      Total                                                                                                                889,392

Purchase of treasury stock, at cost            (46,696)                                   (1,318,961)                   (1,318,961)

Cash dividends ($.17 per share)                                               (706,897)                                   (706,897)
                                             ---------      -----------    -----------   -----------   -----------     -----------
Balance, March 31, 2000                      4,116,119      $23,257,520    $28,608,848   $(4,195,993)  $  (612,053)    $47,058,322
                                             ---------      -----------    -----------   -----------   -----------     -----------

See notes to interim consolidated financial statements                   Page 5

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)

                                                                                  Three months ended March 31,
                                                                               ---------------------------------
                                                                                   2000                 1999
                                                                               ------------         ------------
Cash flows from operating activities
     Net Income                                                                $  1,305,374         $  1,855,581
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation and amortization of office premises and equipment             229,062              228,682
         Amortization of intangible assets                                           81,512               81,512
         Provision for loan losses                                                   95,000               68,000
         Loans originated for sale                                                 (409,750)          (2,308,150)
         Proceeds from sale of loans                                                     --            3,447,478
         Gain on sale of loans                                                           --              (94,518)
         Security (gains)/losses                                                      1,108             (727,304)
         Change in deferred loan fees                                                23,907              (26,725)
         Net amortization of security premiums and discounts                        147,577              155,810
         Change in accrued interest and other assets                             (1,271,648)           1,978,071
         Change in accrued interest, taxes and other expenses                        52,554              (72,153)
                                                                               ------------         ------------
            Net cash from operating activities                                      254,696            4,586,284

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                            19,626              109,419
     Maturities and calls of securities, available-for-sale                       3,176,856           12,232,503
     Purchases of securities, available-for-sale                                 (1,089,006)          (6,183,990)
     Proceeds from sale of securities, available-for-sale                         1,799,811            1,209,587
     Loans made to customers, net of principal collected                         (6,575,417)           3,400,560
     Loans purchased                                                             (5,091,804)                  --
     Change in federal funds sold                                                (3,580,000)           3,680,000
     Proceeds from sale of property and equipment                                    12,585                1,627
     Purchases of office premises and equipment                                    (102,298)            (152,645)
                                                                               ------------         ------------
            Net cash from investing activities                                  (11,429,647)          14,297,061

Cash flows from financing activities
     Repayment of FHLB borrowings                                                  (136,820)         (10,875,903)
     Net change in deposits                                                      22,326,042           (5,822,080)
     Change in securities sold under agreements to repurchase                    (3,576,922)          (3,431,710)
     Change in U. S. Treasury interest-bearing demand note payable               (2,059,644)            (157,015)
     Purchases of treasury stock                                                 (1,318,961)              (6,750)
     Cash dividends paid                                                           (706,897)            (682,144)
                                                                               ------------         ------------
            Net cash from financing activities                                   14,526,798          (20,975,602)
                                                                               ------------         ------------

Net change in cash and due from banks                                             3,351,847           (2,092,257)

Cash and due from banks at beginning of period                                   14,598,566           16,443,613
                                                                               ------------         ------------

Cash and due from banks at end of period                                       $ 17,950,413         $ 14,351,356
                                                                               ============         ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                              $  4,429,456         $  4,796,761
         Income taxes                                                          $          0         $          0




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

         The following reports have been prepared by the Corporation without audit: The consolidated balance sheets as of March 31, 2000; the consolidated statements of income for the three month period ended March 31, 2000 and 1999; the consolidated statement of shareholders' equity for the three months ended March 31, 2000; and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 2000 and its results of operations and changes in cash flows for the periods ended March 31, 2000 and 1999 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Marion and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2000, SCC provided item processing for 10 financial institutions in addition to the three subsidiary banks. SCC accounted for 4.5% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Management considers the Corporation to operate primarily in one reportable segment, banking

         To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

         Certain items in the 1999 financial statements have been reclassified to correspond with the 2000 presentation.

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

         Other comprehensive income (loss) components and related taxes for the three months ended March 31, 2000 and 1999 are as follows:


                                                      Three months ended
                                                            March 31,
                                                     2000               1999
                                                   ---------         -----------
Unrealized holding gains and (losses)
  on available for sale securities                 $(631,383)        $  (928,306)
Reclassification adjustment for (gains)
  and losses later recognized in income                1,108            (727,304)
                                                   ---------         -----------
Net unrealized gains and (losses)                   (630,275)         (1,655,610)
Tax effect                                           214,293             562,910
                                                   ---------         -----------
Other comprehensive income (loss)                  $(415,982)        $(1,092,700)
                                                   =========         ===========

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security that is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.


(2) Securities

         Securities at March 31, 2000 and December 31, 1999 were as follows:

                                                                           March 31, 2000
                                                                       Gross               Gross
                                                                    Unrealized          Unrealized
           AVAILABLE FOR SALE                  Amortized Cost          Gains               Losses              Fair Value
                                               --------------       -----------         -------------         ------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                               $ 61,763,011        $    18,481         $  (1,277,449)        $ 60,504,043
Obligations of state and political
     subdivisions                                 52,690,835            234,187              (798,461)          52,126,561
Other securities, including mortgage-
     backed and equity securities                 32,061,913          1,556,765              (660,874)          32,957,804
                                                ------------        -----------         -------------         ------------
                                                $146,515,759        $ 1,809,433         $  (2,736,784)        $145,588,408
                                                ============        ===========         =============         ============


                                                                           March 31, 2000
                                                                       Gross               Gross
                                                                    Unrealized          Unrealized
           HELD TO MATURITY                    Amortized Cost          Gains               Losses              Fair Value
                                               --------------       -----------         -------------         ------------
Obligations of state and political
     subdivisions                                 $232,500             $     0            $  (1,267)             $231,233
Other securities, including mortgage-
     backed securities                             153,886                 322                 (743)              153,465
                                                  --------             -------            ---------              --------
                                                  $386,386             $   322            $  (2,010)             $384,698
                                                  ========             =======            =========              ========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------



                                                                         December 31, 1999
                                                                       Gross               Gross
                                                                    Unrealized          Unrealized
           AVAILABLE FOR SALE                  Amortized Cost          Gains               Losses              Fair Value
                                               --------------       -----------         -------------         ------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                               $ 64,114,363        $    32,178         $    (921,945)        $ 63,224,596
Obligations of state and political
     subdivisions                                 53,004,191            328,583              (727,110)          52,605,664
Other securities, including mortgage-
     backed securities                            33,433,455          1,524,465              (533,247)          34,424,673
                                                ------------        -----------         -------------         ------------
                                                $150,552,009        $ 1,885,226         $  (2,182,302)        $150,254,933
                                                ============        ===========         =============         ============



                                                                          December 31, 1999
                                                                       Gross               Gross
                                                                    Unrealized          Unrealized
           HELD TO MATURITY                    Amortized Cost          Gains               Losses              Fair Value
                                               --------------       -----------         -------------         ------------
Obligations of state and political
     subdivisions                                 $232,500             $   475              $     (31)             $232,944
Other securities, including mortgage-
     backed securities                             173,608               1,343                   (130)              174,821
                                                  --------             -------              ---------              --------
                                                  $406,108             $ 1,818              $    (161)             $407,765
                                                  ========             =======              =========              ========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------


The amortized cost and fair value of securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


AVAILABLE FOR SALE                            Amortized Cost        Fair Value
                                              --------------       ------------
Due in one year or less                        $ 26,045,444        $ 25,945,818
Due after one year through five years            82,579,504          81,039,689
Due after five years through ten years           17,703,254          17,313,921
Due after ten years                                 570,000             569,504
Mortgage-backed securities                       13,287,067          12,860,084
Equity securities                                 6,330,490           7,859,392
                                               ------------        ------------
    Total securities available for sale        $146,515,759        $145,588,408
                                               ============        ============


                                                                    Estimated
HELD TO MATURITY                              Amortized Cost        Fair Value
                                              --------------       ------------
Due in one year or less                           $ 77,500             $ 77,490
Due after one year through five years              155,000              153,743
Mortgage-backed securities                         153,886              153,465
                                                  --------             --------
    Total securities held to maturity             $386,386             $384,698
                                                  ========             ========


Proceeds from the sales of securities available for sale during the three months ended March 31, 2000 totaled $1,799,811 resulting in gross losses of $1,108. Proceeds from the sales of securities available for sale during the three months ended March 31, 1999 totaled $1,209,587 resulting in gross gains of $727,304. No securities were called or settled by the issuer during the three months ended March 31, 2000 or March 31, 1999.

Securities with a carrying value of approximately $59,915,000 and $62,614,000 were pledged as of March 31, 2000 and December 31, 1999, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

(3) Loans

         Loans at March 31, 2000 and December 31, 1999 were as follows:

                                    3/31/2000             12/31/1999
                                  -------------         -------------
Commercial and Agriculture        $  35,030,135         $  36,310,141
Commercial real estate               53,165,111            48,301,000
Real Estate - mortgage              174,306,838           168,643,326
Real Estate - construction            5,385,755             4,482,294
Consumer                             28,325,201            28,105,412
Credit card and other                 5,037,374             3,967,453
Deferred loan fees                     (953,707)             (977,613)
Unearned interest                       (50,135)             (112,163)
                                  -------------         -------------
            Total                 $ 300,246,572         $ 288,719,850
                                  =============         =============

 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999 was as follows:

                                         2000                      1999
                                      -----------              -----------
Balance January 1,                    $ 4,273,825              $ 4,567,126
Loans charged-off                        (163,379)                (215,949)
Recoveries                                 46,787                   56,526
Provision for loan losses                  95,000                   68,000
                                      -----------              -----------
Balance March 31,                     $ 4,252,233              $ 4,475,703
                                      ===========              ===========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the three months ended March 31.

                                                                  2000              1999
                                                               ----------        ----------
Average investment in impaired loans                           $3,976,000        $3,685,000

Interest income recognized on impaired loans
     including interest income recognized on cash basis            80,500            47,556

Interest Income recognized on impaired loans
     on cash basis                                                 80,500            47,556


Information regarding impaired loans at March 31, 2000 and December 31, 1999 was as follows:

                                                         3/31/2000          12/31/99
                                                         ----------        ----------
Balance impaired loans                                   $3,792,000        $4,160,000

Less portion for which no allowance for loan
     losses is allocated                                         --                --
                                                         ----------        ----------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated            $3,792,000        $4,160,000
                                                         ==========        ==========

Portion of allowance for loan losses allocated to
     the impaired loan balace                            $1,065,000        $1,145,000
                                                         ==========        ==========

(5) Commitments, Contingencies and Off-Balance Sheet Risk

         The Bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of their customers. These include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as they use for loans recorded on the consolidated balance sheets. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. The Banks do make fixed rate loan commitments for short periods of time. Fixed rate commitments at December 31, 1999 were $4,484,000 and had interest rates ranging from

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

         3.75% to 10.75% with maturities extended up to 30 years. No material changes in fixed rate loan commitments have occurred in the first quarter of 2000.

         Commitments to extend credit and letters of credit approximated the following amounts at March 31, 2000 and December 31, 1999.

                                                           Contract Amount
                                                           ---------------
                                                     March 31,         December 31,
                                                       2000                1999
                                                    -----------        -----------
Commitment to extend credit:
      Lines of credit and construction loans        $23,847,000        $23,982,000
      Credit cards                                    3,618,000          3,078,000
Letters of credit                                       495,000            507,000
                                                    -----------        -----------
                                                    $27,960,000        $27,567,000
                                                    ===========        ===========

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2000 and December 31, 1999 approximated $4,316,000 and $3,065,000.

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

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

Introduction

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2000, compared to December 31, 1999 and the consolidated results of operations for the three month periods ending March 31, 2000 compared to the same period in 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


Financial Condition

         Total assets of the Corporation at March 31, 2000 totaled $487,474,508 compared to $472,220,057 at December 31, 1999. This was an increase of $15,254,451, or 3.2 percent. Within the structure of the assets, net loans have increased $11,548,314, or 4.1 percent since December 31, 1999, primarily in the area of commercial and residential real estate loans. Included in the increase in loans was $5,091,804 of commercial and residential real estate loans purchased by Farmers from another financial institution. The loans were purchased because management did not feel loan demand was as strong as desired. Given similar circumstances, management would consider purchasing loans in the future. Loans held-for-sale increased $409,750, or 18.5 percent

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

         from December 31, 1999. At March 31, 2000, the net loan to deposit ratio was 69.6 percent compared to 70.6 percent at December 31, 1999.

         At March 31, 2000, $145,588,408, or 99.7 percent of the security portfolio was classified as available for sale. The remainder of $386,386 was classified as held to maturity. Securities decreased $4,686,247 from December 31, 1999. Some matured securities were not replaced in order to increase liquidity and partially fund loan growth.

         For the three months of operations in 2000, $95,000 was placed into the allowance for loan losses from earnings compared to $68,000 for the same period of 1999. The increased provision is a result of loan growth. The calculation of specific reserves, reserves for delinquencies and historical reserve are representative of the reserves necessary for probable losses in the portfolio. The composition and overall level of the loan portfolio and charge-off activity are all factors used to determine provisions to the reserve. Net charge-offs for the first three months of 2000 were $116,592 compared to $159,423 for the same period of 1999. The March 31, 2000 allowance for loan losses as a percent of total loans was 1.42 percent compared to 1.48 percent at December 31, 1999.

         Office premises and equipment have decreased $139,350 and intangible assets have decreased $81,512 since December 31, 1999. The decrease in office premises and equipment is attributed to new purchases of $102,298, disposals of $12,585 and depreciation of $229,062.

         Accrued interest and other assets totaled $7,261,991 at March 31, 2000 compared to $5,990,342 at December 31, 1999, an increase of $1,271,649. This increase was primarily due to increases in deferred taxes of $927,865 and interest receivable at the banks of $258,717.

         Total deposits at March 31, 2000 increased $22,326,042 from year-end 1999. Noninterest-bearing deposits, representing demand deposit balances, increased $1,138,782 from year-end 1999. Interest-bearing deposits, including savings and time deposits, increased $21,187,260 from year-end 1999. Interest-bearing deposits are higher due to municipal deposits on the last day of the quarter. This money was transferred out within two weeks of the deposit. The year to date 2000 average balance of savings deposits has decreased $794,000 compared to the average balance of the same period for 1999. The current average rate of these deposits is 2.37 percent compared to 2.39 percent in 1999. The year to date 2000 average balance of time certificates has decreased $16,411,000 compared to the average balance for the same period for 1999. The average balance of time certificates is down due to efforts to control deposit costs. Such efforts have led to higher priced deposits leaving the banks. The current average rate on these deposits is 4.92 percent compared to 5.13 percent for the same period in 1999.

         Other borrowed funds have decreased $5,773,386 from December 31, 1999 to March 31, 2000. Federal Home Loan Bank borrowings have decreased $136,820 as a result of scheduled

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

         paydowns. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $3,576,922 and U.S. Treasury Tax Demand Notes have decreased $2,059,644.

         Shareholders' equity at March 31, 2000 was $47,058,322, which was 9.7 percent of total assets. Shareholders' equity at December 31, 1999 was $48,194,788, which was 10.2 percent of total assets. The decrease in shareholders' equity is represented by earnings of $1,305,374, dividends paid of $706,897, the purchase of treasury stock for $1,318,961 and the decrease in the market value of securities available for sale, net of tax, of $415,982. The Corporation paid a cash dividend on February 1, 2000 at a rate of $.17 per share. Total outstanding shares at March 31, 2000 were 4,116,119.


Results of Operations

         Three Months Ended March 31, 2000 and 1999

         Net income for the three months ended March 31, 2000 was $1,305,374, or $.32 per common share compared to $1,855,581, or $.44 per common share for the same period in 1999. This was a decrease of $550,207, or 29.7 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first three months of 2000 has decreased $254,846, or 3.1 percent compared to the same period in 1999. The average rate on earning assets on a tax equivalent basis for the first three months of 2000 was 7.34 percent and 7.27 percent for the first three months of 1999. A decline in the average balance led to the decrease in interest income. Total interest expense for the first three months of 2000 has decreased $349,215, or 8.8 percent compared to the same period of 1999. This decrease is due mainly to a decrease in interest on deposits of $207,630 and a decrease in interest on FHLB borrowings. Interest on FHLB borrowings is down as a result of balances borrowed being lower in 2000. The Corporation made scheduled balloon payments on two FHLB advances during the second quarter of 1999, and elected not to replace them. The average rate on interest-bearing liabilities for the first three months of 2000 was 3.26 percent compared to 3.37 percent for the same period of 1999. The net interest margin on a tax equivalent basis was 4.08 percent for the three-month period ended March 31, 2000 and 3.90 percent for the same period ended March 31, 1999.

         Noninterest income for the first three months of 2000 totaled $1,118,863, compared to $1,904,767 for the same period of 1999, a decrease of $785,904. Gain on securities for the first three months of 2000 decreased $728,412 compared to 1999. Revenue from computer operations decreased $247,401 as a result of the sale of SCC's data processing contracts. The last remaining processing customers of SCC converted to Jack Henry and Associates by the end of the second quarter 1999.SCC still provides item processing for 10 financial institutions in addition to the three subsidiary banks Other operating income increased $73,006, due mainly to increased revenue from point-of-sale terminal usage. Service charges on deposit accounts increased

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

         $211,421 as a result of a comprehensive review program of all service charges and fees undertaken at all three banks.

         Gain on the sale of loans decreased $94,518 due to decreased volume of loans sold caused by rising interest rates reducing demand for these products.

         Noninterest expense for the three months ended March 31, 2000 totaled $3,643,962 compared to $3,582,583 for the same period in 1999. This was an increase of $61,379, or 1.7 percent. Equipment expense increased $55,361 as a result of increased depreciation and maintenance expense. Salaries and benefits decreased $132,785, or 7.5 percent compared to the first three months of 1999 as a result of fewer total employees, on a full-time equivalent basis. The number of employees was reduced through attrition as well as reductions based on staffing needs resulting from SCC's sale of data processing contracts. The reduction of salaries and benefits was offset by an increase in other expenses of $125,566 compared to 1999.


Income Tax Expense

         Income tax expense for the first three months of 2000 totaled $499,164 compared to $728,871 for the first three months of 1999. This was a decrease of $229,707, or 31.5 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $779,914, attributed mostly to reduced income from the sale of equity securities. The effective tax rates were comparable for the three-month periods ended March 31, 2000 and March 31, 1999, at 27.7% and 28.2% respectively.


Capital Resources

         Shareholders' equity totaled $47,058,322 at March 31, 2000 compared to $48,194,788 at December 31, 1999. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                Corporation Ratios            Regulatory
                                             3/31/00          12/31/99         Minimums
                                             -------          --------        ----------
Tier I Risk Based Capital                     15.4%            17.3%             4.0%
Total Risk Based Capital                      16.6%            18.7%             8.0%
Leverage Ratio                                 9.8%             9.6%             4.0%


         The Corporation paid a cash dividend of $.17 per common share on February 1, 2000, compared to $.16 per common share on February 1, 1999.

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

         Capital expenditures totaled $102,298 for the first three months of 2000 compared to $152,645 for the same period of 1999.

Liquidity

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $37,360,000 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $57,641,227 at March 31, 2000. Finally, 99.7% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

         There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true in during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap

                            First Citizens Banc Corp
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q
--------------------------------------------------------------------------------

         position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 42.2 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in federal funds that mature and reprice daily.

         The Corporation's 1999 annual report details a table, which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposits, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive liabilities for the given time horizon.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  (A) EXHIBIT NO. 27        Financial Data Schedule .................  27
         (B) EXHIBIT NO. 99        Safe Harbor under the Private Securities
                                   Litigation Reform Act of 1995
         (C) REPORTS ON FORM 8-K - Filed on February 10, 2000, announcing 1999 earnings of $1.43 per share compared to $1.35 and $1.04 earnings per share for 1998 and 1997, respectively.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                           May 12, 2000
------------------------                                      ------------
David A. Voight                                               Date
President



/s/ James O. Miller                                           May 12, 2000
------------------------                                      ------------
James O. Miller                                               Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q

--------------------------------------------------------------------------------


Exhibit
Number       Description                                 Page Number
-------      -----------                                 -----------
27           Financial Data Schedule                     27

99           Safe Harbor Under the Private Securities    Incorporated by reference to Exhibit 99 to
             Litigation Reform Act of 1995               Annual Report on Form 10-K for the Year Ended
                                                         December 31, 1999 filed by the registrant on
                                                         March 24, 2000