Form 10-Q
period 2000-06-30
FIRST CITIZENS BANC CORP /OH
filed 2000-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................June 30, 2000

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


                   100 EAST WATER STREET, SANDUSKY, OHIO 44870
               ---------------------------------------------------
               (Address of principle executive offices) (Zip Code)

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

                                     [X] Yes
                                     ----
                                          No
                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                         Outstanding at August 14, 2000
                             4,105,119 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  June 30, 2000 and December 31, 1999........................................3

              Consolidated Statements of Income (unaudited)
                  Three and six months ended June 30, 2000 and 1999..........................4

              Consolidated Statements of Comprehensive Income (unaudited)
                  Three and six months ended June 30, 2000 and 1999..........................5

              Consolidated Statement of Shareholders' Equity (unaudited) For the years ended December 31, 1998 and 1999 and
                  six months ended June 30, 2000.............................................6

              Consolidated Statement of Cash Flows (unaudited)
                  Six months ended June 30, 2000 and 1999....................................7

              Notes to Consolidated Financial Statements (unaudited)......................8-15

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................16-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......................21-22

PART II.  Other Information

ITEM 1.  Legal Proceedings..................................................................23

ITEM 2.  Changes in Securities and Use of Proceeds..........................................23

ITEM 3.  Defaults Upon Senior Securities....................................................23

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................23-24

ITEM 5.  Other Information..................................................................24

ITEM 6.  Exhibits and Reports on Form 8-K...................................................24

SIGNATURES    25

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets

                                                                                    (Unaudited)
                                                                          June 30,           December 31,
         Assets                                                             2000                1999
                                                                     ------------------   --------------------
Cash and due from banks                                                 $  16,171,860       $  14,598,566
Federal funds sold                                                                  0           4,600,000
Interest-bearing deposits                                                      51,031              51,031
Securities
         Available-for-sale                                               131,131,047         150,254,933
         Held-to-maturity (Estimated Fair Value of $369,180 at
                 June 30, 2000, and $407,765 at December 31, 1999)            370,980             406,108
                                                                        -------------       -------------
                 Total securities                                         131,502,027         150,661,041

Loans held for sale                                                           437,233           2,217,250

Loans                                                                     313,846,352         288,719,850
         Less: Allowance for loan losses                                   (4,286,579)         (4,273,825)
                                                                        -------------       -------------
                 Net loans                                                309,559,773         284,446,025

Office premises and equipment, net                                          7,142,029           7,457,886
Intangible assets                                                           2,032,391           2,197,916
Accrued interest and other assets                                           7,432,149           5,990,342
                                                                        -------------       -------------
                 Total assets                                           $ 474,328,493       $ 472,220,057
                                                                        =============       =============

         Liabilities
Deposits
         Noninterest-bearing deposits                                   $  41,346,437       $  40,246,502
         Interest-bearing deposits                                        353,869,397         362,913,881
                                                                        -------------       -------------
                 Total deposits                                           395,215,834         403,160,383

Federal Home Loan Bank borrowings                                           1,683,386           1,958,960
Securities sold under agreements to repurchase                              9,244,173          12,975,188
U. S. Treasury interest-bearing demand deposit note payable                 2,796,251           3,065,681
Federal funds purchased                                                    15,280,000                   0
Accrued interest, taxes and other expenses                                  2,528,093           2,865,057
                                                                        -------------       -------------
                 Total liabilities                                        426,747,737         424,025,269

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                           23,257,520          23,257,520
Retained earnings                                                          29,172,888          28,010,371
Treasury stock, 158,282 shares at cost at June 30, 2000, 100,586
         shares at cost at December 31, 1999                               (4,454,243)         (2,877,032)
Accumulated other comprehensive income/(loss)                                (395,409)           (196,071)
                                                                        -------------       -------------
                 Total shareholders' equity                                47,580,756          48,194,788
                                                                        -------------       -------------
                 Total liabilities and shareholders' equity             $ 474,328,493       $ 472,220,057
                                                                        =============       =============

See notes to interim consolidated financial statements.

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)

                                                        Three months ended                      Six months ended
                                                             June 30,                               June 30,
                                                 -----------------------------------   ----------------------------------
                                                     2000              1999                2000              1999
INTEREST INCOME:
     Loans, including fees                      $  6,404,917       $  5,699,663      $ 12,339,966       $ 11,500,563
     Taxable securities                            1,416,124          1,673,028         2,931,982          3,394,133
     Nontaxable securities                           545,953            589,935         1,093,079          1,170,960
     Federal funds sold                                7,907            153,988            41,293            329,807
     Other                                            10,020             11,208            23,639             32,243
                                                ------------       ------------      ------------       ------------
         Total interest income                     8,384,921          8,127,822        16,429,959         16,427,706

INTEREST EXPENSE:
     Deposits                                      3,428,315          3,575,291         6,869,905          7,224,511
     FHLB Borrowings                                  24,967             32,540            51,868            195,604
     Other                                           346,356            153,675           498,266            311,007
                                                ------------       ------------      ------------       ------------
         Total interest expense                    3,799,638          3,761,506         7,420,039          7,731,122
                                                ------------       ------------      ------------       ------------

NET INTEREST INCOME                                4,585,283          4,366,316         9,009,920          8,696,584

PROVISION FOR LOAN LOSSES                            120,000             88,000           215,000            156,000
                                                ------------       ------------      ------------       ------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                     4,465,283          4,278,316         8,794,920          8,540,584

NONINTEREST INCOME:
     Computer center data processing fees            299,992            224,691           562,287            734,387
     Service charges                                 448,206            242,962           900,268            483,603
     Net gain/(loss) on sale of securities           (42,858)             3,557           (43,966)           730,861
     Net gain/(loss) on sale of loans                (64,693)            33,072           (64,693)           127,590
     Other                                           377,898            373,685           783,512            706,293
                                                ------------       ------------      ------------       ------------
         Total noninterest income                  1,018,545            877,967         2,137,408          2,782,734

NONINTEREST EXPENSE:
     Salaries, wages and benefits                  1,707,660          1,635,717         3,355,071          3,415,913
     Net occupancy expense                           196,446            204,039           396,469            400,977
     Equipment expense                               278,468            206,097           520,621            392,889
     FDIC Premiums                                    24,763             12,171            41,901             24,416
     State franchise tax                             154,797            146,485           301,886            297,241
     Professional services                           293,621            375,354           570,576            643,383
     Amortization of intangible assets                84,012             81,512           165,524            163,024
     Other operating expenses                      1,033,351            881,886         2,065,032          1,788,001
                                                ------------       ------------      ------------       ------------
         Total noninterest expense                 3,773,118          3,543,261         7,417,080          7,125,844
                                                ------------       ------------      ------------       ------------

         Income before taxes                       1,710,710          1,613,022         3,515,248          4,197,474

Income tax expense                                   446,930            420,144           946,094          1,149,015
                                                ------------       ------------      ------------       ------------

         Net Income                             $  1,263,780       $  1,192,878      $  2,569,154       $  3,048,459
                                                ============       ============      ============       ============

     Earnings per share                         $       0.31       $       0.28      $       0.62       $       0.72
     Dividends declared                         $       0.17       $       0.16      $       0.34       $       0.32
     Wtd. avg. shares during the period            4,108,449          4,262,834         4,123,688          4,263,083

See notes to interim consolidated financial statements.

                    FIRST CITIZENS BANC CORP
    Consolidated Comprehensive Income Statements (Unaudited)

                                                               Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                         2000                 1999              2000                1999
                                                         ----                 ----              ----                ----
Net income                                              $ 1,263,780       $ 1,192,878       $ 2,569,154       $ 3,048,459
Other Comprehensive Income (Loss):
Unrealized holding gains and (losses) on
  available for sale securities                             285,387        (1,981,596)         (345,996)       (2,909,902)
Reclassification adjustment for (gains) and losses
  later recognized in income                                 42,858            (3,557)           43,966          (730,861)
                                                        -----------       -----------       -----------       -----------
Net unrealized gains and (losses)                           328,245        (1,985,153)         (302,030)       (3,640,763)
Tax effect                                                 (111,601)          674,951           102,692         1,237,861
                                                        -----------       -----------       -----------       -----------
Total other comprehensive income (loss)                     216,644        (1,310,202)         (199,338)       (2,402,902)
Comprehensive income                                    $ 1,480,424       $  (117,324)      $ 2,369,816       $   645,557
                                                        ===========       ===========       ===========       ===========





See notes to interim consolidated financial statements.                Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q



                                                          Common Stock
                                               Outstanding                          Retained
                                                  Shares           Amount           Earnings
                                                 ---------       ------------       ------------
Balance, January 1,1998                          4,263,401       $ 23,257,520       $ 25,514,853
Comprehensive income:
     Net income                                                                        5,760,667
     Change in unrealized gain/(loss) on
       securities available for sale

        Total
Cash paid for fractional shares                                                           (3,451)
Cash dividends ($1.11 per share)                                                      (4,368,805)
Cash dividends declared by Farmers,
     prior to merger                                                                     (92,000)
                                                 ---------         ----------         ----------
Balance, December 31, 1998                       4,263,401         23,257,520         26,811,264

Comprehensive income:
     Net income                                                                        6,062,169
     Change in unrealized gain/(loss) on
       securities available for sale


        Total

Purchase of treasury stock, at cost               (100,586)

Cash dividends ($1.15 per share)

                                                 ---------         ----------         ----------
Balance, December 31, 1999                       4,162,815         23,257,520         28,010,371

Comprehensive income:
     Net income                                                                        2,569,154
     Change in unrealized gain/(loss) on
       securities available for sale


        Total

Purchase of treasury stock, at cost                (57,696)

Cash dividends ($.34 per share)                                                       (1,406,637)
                                                 ---------         ----------         ----------
Balance, June  30, 2000                          4,105,119       $ 23,257,520       $ 29,172,888
                                                 =========       ============       ============

                                                                     Accumulated
                                                                        Other              Total
                                                  Treasury          Comprehensive       Shareholders'
                                                   Stock            Income(Loss)         Equity
                                                 ------------       ------------       ------------
Balance, January 1,1998                          $          0       $  2,427,062       $ 51,199,435
Comprehensive income:
     Net income                                                                           5,760,667
     Change in unrealized gain/(loss) on
       securities available for sale                                   1,245,085          1,245,085
                                                                                       ------------
        Total                                                                             7,005,752
Cash paid for fractional shares                                                              (3,451)
Cash dividends ($1.11 per share)                                                         (4,368,805)
Cash dividends declared by Farmers,
     prior to merger                                                                        (92,000)

                                                   ----------           --------         ----------
Balance, December 31, 1998                                  0          3,672,147         53,740,931

Comprehensive income:
     Net income                                                                          6,062,169
     Change in unrealized gain/(loss) on
       securities available for sale                                 (3,868,218)        (3,868,218)
                                                                                        -----------

        Total                                                                            2,193,951

Purchase of treasury stock, at cost                (2,877,032)                          (2,877,032)

Cash dividends ($1.15 per share)                                                         (4,863,062)

                                                   ----------           --------         ----------
Balance, December 31, 1999                         (2,877,032)          (196,071)        48,194,788

Comprehensive income:
     Net income                                                                           2,569,154
     Change in unrealized gain/(loss) on
       securities available for sale                                    (199,338)          (199,338)
                                                                                          ----------

        Total

Purchase of treasury stock, at cost                (1,577,211)                           (1,577,211)

Cash dividends ($.34 per share)
                                                   ----------           --------         ----------
Balance, June  30, 2000                          $ (4,454,243)      $   (395,409)      $ 47,580,756
                                                 ============       ============       ============


See notes to interim consolidated financial statements                 Page 6

                               FIRST CITIZENS BANC CORP
                   Consolidated Statement of Cash Flows (Unaudited)

                                                                                        Six months ended June 30,
                                                                                    --------------------------------
                                                                                         2000             1999
                                                                                    ------------       ------------
Cash flows from operating activities
     Net Income                                                                     $  2,569,154       $  3,048,459
     Adjustments to reconcile net income to net cash from operating activities
         Depreciation and amortization of office premises and equipment                  463,627            473,579
         Amortization of intangible assets                                               165,524            168,023
         Provision for loan losses                                                       215,000            156,000
         Loans originated for sale                                                      (808,004)        (7,242,501)
         Proceeds from sale of loans                                                     297,215          7,319,380
         (Gain)/loss on sale of loans                                                     64,693           (127,590)
         Security (gains)/losses                                                          43,966           (730,861)
         Change in deferred loan fees                                                     50,745            (67,863)
         Net amortization of security premiums and discounts                             135,397            318,075
         Change in accrued interest and other assets                                  (1,330,253)         1,980,745
         Change in accrued interest, taxes and other expenses                           (336,964)          (788,421)
                                                                                    ------------       ------------
            Net cash from operating activities                                         1,530,100          4,507,025

Cash flows from investing activities
     Maturities of interest bearing deposits                                                  --             99,000
     Maturities and calls of securities, held-to-maturity                                 34,852            154,828
     Maturities and calls of securities, available-for-sale                            9,090,006         17,220,146
     Purchases of securities, available-for-sale                                      (2,135,034)       (12,925,835)
     Proceeds from sale of securities, available-for-sale                             11,687,799          2,219,394
     Loans made to customers, net of principal collected                             (15,797,972)         4,282,609
     Loans purchased                                                                  (7,364,271)                --
     Change in federal funds sold                                                      4,600,000          9,365,000
     Proceeds from sale of property and equipment                                         32,088              1,627
     Purchases of office premises and equipment                                         (179,858)          (512,254)
                                                                                    ------------       ------------
            Net cash from investing activities                                           (32,390)        19,904,515

Cash flows from financing activities
     Repayment of FHLB borrowings                                                       (275,574)       (11,007,083)
     Net change in deposits                                                           (7,944,549)       (10,316,713)
     Change in securities sold under agreements to repurchase                         (3,731,015)        (4,155,049)
     Change in U. S. Treasury interest-bearing demand note payable                      (269,430)         1,869,352
     Purchases of treasury stock                                                      (1,577,211)           (16,851)
     Cash dividends paid                                                              (1,406,637)        (1,364,289)
     Change n federal funds purchased                                                 15,280,000                 --
                                                                                    ------------       ------------
            Net cash from financing activities                                            75,584        (24,990,633)
                                                                                    ------------       ------------

Net change in cash and due from banks                                                  1,573,294           (579,093)
Cash and due from banks at beginning of period                                        14,598,566         16,443,613
                                                                                    ------------       ------------
Cash and due from banks at end of period                                            $ 16,171,860       $ 15,864,520
                                                                                    ============       ============

     Cash paid during the period for:
         Interest                                                                   $  8,533,422       $  8,272,156
         Income taxes                                                               $    720,000       $    960,000
Supplemental noncash disclosures:
         Transfer of loans held-for-sale to portfolio                               $  2,138,027       $          0

See notes to interim consolidated financial statements.                 Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), and Mr. Money Finance Company, (Mr. Money), together referred to as the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The following reports have been prepared by the Corporation without audit: The consolidated balance sheets as of June 30, 2000; the consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999;the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2000 and 1999; the consolidated statement of shareholders' equity for the six months ended June 30, 2000; and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 2000 and its results of operations and changes in cash flows for the periods ended June 30, 2000 and 1999 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Marion and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2000, SCC provided item processing for 10 financial institutions in addition to the three subsidiary banks. SCC accounted for 3.0% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money Finance Company is in the formation stage and as of June 30, 2000 has not engaged in any significant business activity. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------

(2) Securities

         Securities at June 30, 2000 and December 31, 1999 were as follows:

                                                                            June 30, 2000
                                                                     Gross               Gross
                                               Amortized           Unrealized          Unrealized
               AVAILABLE FOR SALe                 Cost               Gains              Losses             Fair Value
                                              -------------      -------------       -------------       -------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                             $  54,433,713      $         346       $  (1,173,076)      $  53,260,983
Obligations of state and political
     subdivisions                                50,774,567            244,680            (661,377)         50,357,870
Other securities, including mortgage-
     backed and equity securities                26,521,873          1,507,877            (517,556)         27,512,194
                                              -------------      -------------       -------------       -------------
                                              $ 131,730,153      $   1,752,903       $  (2,352,009)      $ 131,131,047
                                              =============      =============       =============       =============



                                                                            June 30, 2000
                                                                     Gross               Gross
                                               Amortized           Unrealized          Unrealized
               HELD TO MATURITY                   Cost               Gains              Losses             Fair Value
                                              -------------      -------------       -------------       -------------

Obligations of state and political
     subdivisions                             $     232,500      $           0       $      (1,314)      $     231,186
Other securities, including mortgage-
     backed securities                              138,480                 73                (559)            137,994
                                              -------------      -------------       -------------       -------------
                                              $     370,980      $          73       $      (1,873)      $     369,180
                                              =============      =============       =============       =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------



                                                                           December 31, 1999
                                                                     Gross               Gross
                                               Amortized           Unrealized          Unrealized
               AVAILABLE FOR SALE                 Cost               Gains              Losses             Fair Value
                                              -------------      -------------       -------------       -------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                             $  64,114,363      $      32,178       $    (921,945)      $  63,224,596
Obligations of state and political
     subdivisions                                53,004,191            328,583            (727,110)         52,605,664
Other securities, including mortgage-
     backed securities                           33,433,455          1,524,465            (533,247)         34,424,673
                                              -------------      -------------       -------------       -------------
                                              $ 150,552,009      $   1,885,226       $  (2,182,302)      $ 150,254,933
                                              =============      =============       =============       =============



                                                                           December 31, 1999
                                                                     Gross               Gross
                                               Amortized           Unrealized          Unrealized
               HELD TO MATURITY                   Cost               Gains              Losses             Fair Value
                                              -------------      -------------       -------------       -------------
Obligations of state and political
     subdivisions                             $     232,500      $         475       $         (31)      $     232,944
Other securities, including mortgage-
     backed securities                              173,608              1,343                (130)            174,821
                                              -------------      -------------       -------------       -------------
                                              $     406,108      $       1,818       $        (161)      $     407,765
                                              =============      =============       =============       =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------


The amortized cost and fair value of securities at June 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.



AVAILABLE FOR SALE                             Amortized Cost          Fair Value
                                            -------------------   --------------------
Due in one year or less                           $ 16,562,986      $ 16,495,965
Due after one year through five years               78,872,321        77,508,724
Due after five years through ten years              16,812,536        16,524,413
Due after ten years                                    570,000           574,412
Mortgage-backed securities                          12,535,616        12,160,441
Equity securities                                    6,376,694         7,867,092
                                                  ------------     --------------
    Total securities available for sale           $131,730,153      $131,131,047
                                                  ============     =============

                                                                       Estimated Fair
HELD TO MATURITY                                Amortized Cost              Value
                                             -------------------   --------------------
Due in one year or less                           $     77,500      $     77,223
Due after one year through five years                  155,000           153,963
Mortgage-backed securities                             138,480           137,994
                                                 -------------      ------------
    Total securities held to maturity             $    370,980      $    369,180
                                                 =============      ============



Proceeds from the sales of securities available for sale during the three months ended June 30, 2000 totaled $9,887,988 resulting in gross losses of $46,858. Proceeds from the sales of securities available for sale during the three months ended June 30, 1999 totaled $1,009,807 resulting in gross gains of $3,557. Proceeds from the sales of securities available for sale during the six months ended June 30, 2000 totaled $11,687,799 resulting in gross losses of $66,605 and gross gains of $18,639. Proceeds from the sales of securities available for sale during the six months ended June 30, 1999 totaled $2,219,394 resulting in gross gains of $730,861. Securities called or settled by the issuer during the three months ended June 30, 2000 resulted in gains of $4,000. Securities called or settled by the issuer during the six months ended June 30, 2000 resulted in gains of $4,000. No securities were called or settled by the issuer during the three or six months ended June 30, 1999.

Securities with a carrying value of approximately $57,247,000 and $62,614,000 were pledged as of June 30, 2000 and December 31, 1999, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------

(3) Loans

         Loans at June 30, 2000 and December 31, 1999 were as follows:

                                             6/30/2000             12/31/1999
                                             ---------             ----------
Commercial and Agriculture                  $  36,286,375         $  36,310,141
Commercial real estate                         54,175,610            48,301,000
Real Estate - mortgage                        185,622,697           168,643,326
Real Estate - construction                      5,567,397             4,482,294
Consumer                                       28,345,975            28,105,412
Credit card and other                           4,818,730             3,967,453
Deferred loan fees                               (926,869)             (977,613)
Unearned interest                                 (43,563)             (112,163)
                                            -------------         -------------
            Total                           $ 313,846,352         $ 288,719,850
                                            =============         =============




 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the six months ended June 30, 2000 and 1999 was as follows:

                                                       2000                    1999
                                                       ----                    ----
Balance January 1,                               $4,273,825              $4,567,126
Loans charged-off                                  (351,027)               (401,052)
Recoveries                                          148,781                 136,319
Provision for loan losses                           215,000                 156,000
                                                 ----------              ----------
Balance June 30,                                 $4,286,579              $4,458,393
                                                 ===========             ==========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the six months ended June 30.

                                                                      2000                1999
                                                                      ----                 ----
Average investment in impaired loans                              $3,746,000           $3,747,000

Interest income recognized on impaired loans
     including interest income recognized on cash basis              143,562              144,502

Interest Income recognized on impaired loans
     on cash basis                                                   143,562              144,502





Information regarding impaired loans at June 30, 2000 and December 31, 1999 was as follows:

                                                             6/30/00            12/31/99
                                                             -------             --------
Balance impaired loans                                      $3,286,000           $4,160,000

Less portion for which no allowance for loan
     losses is allocated                                            --                   --
                                                            ----------           ----------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated               $3,286,000           $4,160,000
                                                            ==========           ==========

Portion of allowance for loan losses allocated to
     the impaired loan balace                               $  942,900           $1,145,000
                                                            ==========           ==========



Nonperforming loans were as follows.

                                                    June 30, 2000          December 31, 1999
                                                --------------------     --------------------

Loans past due over 90 days still on accrual           $1,308,000           $  834,000
Nonaccrual                                              1,245,000            1,682,000




(5) Commitments, Contingencies and Off-Balance Sheet Risk

         Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

-------------------------------------------------------------------------------

         usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2000 and December 31, 1999.

                                                                Contract Amount
                                                                ---------------
                                                        June 30,              December 31,
                                                         2000                    1999
                                                   -----------------       ------------------
Commitment to extend credit:
      Lines of credit and construction loans           $26,569,000           $23,982,000
      Credit cards                                       4,289,000             3,078,000
Letters of credit                                          572,000               507,000
                                                       -----------           -----------
                                                       $31,430,000           $27,567,000
                                                       ===========           ===========




         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $5,781,000 at June 30, 2000 and had interest rates ranging from 5.25% to 12.00% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $4,484,000 at December 31, 1999 had interest rates ranging from 3.75% to 10.00% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2000 and December 31, 1999 approximated $4,436,000 and $3,065,000.

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

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
------------------------------------------------------------------------------

INTRODUCTION

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2000, compared to December 31, 1999 and the consolidated results of operations for the three-month and six month periods ending June 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION

         Total assets of the Corporation at June 30, 2000 totaled $474,328,493 compared to $472,220,057 at December 31, 1999. This was a increase of $2,108,436, or 0.4 percent. Within the structure of the assets, net loans have increased $25,113,748, or 8.8 percent since December 31, 1999, primarily in the area of commercial and residential real estate loans. Included in the increase in loans was $7,364,271 of commercial and residential real estate loans purchased by Farmers from another financial institution. The loans were purchased to supplement local demand, which management did not feel was as strong as desired. Given similar circumstances, management would consider purchasing additional loans in the future. Loans held-for-sale decreased

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
-----------------------------------------------------------------------------

         $1,780,017, or 80.3 percent from December 31, 1999. At June 30, 2000, the net loan to deposit ratio was 78.3 percent compared to 70.6 percent at December 31, 1999.

         At June 30, 2000, $131,131,047, or 99.7 percent of the security portfolio was classified as available for sale. The remainder of $370,980 was classified as held to maturity. Securities decreased $19,159,014 from December 31, 1999. Some matured securities were not replaced and some additional securities were sold in order to increase liquidity and partially fund loan growth. .

         For the six months of operations in 2000, $215,000 was placed into the allowance for loan losses from earnings compared to $156,000 for the same period of 1999. The increased provision is mainly a result of loan growth. The calculation of specific reserves, reserves for delinquencies and historical reserve are representative of the reserves necessary for probable losses in the portfolio. The composition and overall level of the loan portfolio and charge-off activity are all factors used to determine provisions to the reserve. Net charge-offs for the first six months of 2000 were $202,246 compared to $264,733 for the same period of 1999. The June 30, 2000 allowance for loan losses as a percent of total loans was 1.37 percent compared to 1.48 percent at December 31, 1999.

         Office premises and equipment have decreased $315,857 and intangible assets have decreased $165,525 since December 31, 1999. The decrease in office premises and equipment is attributed to new purchases of $179,858, disposals of $32,088 and depreciation of $463,627.

         Accrued interest and other assets totaled $7,432,149 at June 30, 2000 compared to $5,990,342 at December 31, 1999, an increase of $1,441,807. This increase was primarily due to increases in interest receivable at the banks of $463,865, prepaid expenses of $232,983 and deferred taxes of $102,690.

         Total deposits at June 30, 2000 decreased $7,944,549 from year-end 1999. Noninterest-bearing deposits, representing demand deposit balances, increased $1,099,935 from year-end 1999. Interest-bearing deposits, including savings and time deposits, decreased $9,044,484 from year-end 1999. Interest bearing deposits are down in part because of our efforts to control deposit costs. Such efforts have caused some of our higher priced deposits to leave the banks. The year to date 2000 average balance of savings deposits has decreased $1,399,000 compared to the average balance of the same period for 1999. The current average rate of these deposits is 2.36 percent compared to 2.41 percent in 1999. The year to date 2000 average balance of time certificates has decreased $19,249,000 compared to the average balance for the same period for 1999. As with the end-of-period balances, the average balance of time certificates is down due to efforts to control deposit costs. Such efforts have led to higher priced deposits leaving the banks. In conjunction with market conditions and in order to remain competitive, the banks have offered special rates on various certificates of deposit. In addition to an increase in the overall interest rate environment, the banks have experienced shifting toward the special rate certificates, which

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
-------------------------------------------------------------------------------

         has led to a modest increase in the overall rate on interest-bearing deposits. The current average rate on these deposits is 5.09 percent compared to 4.97 percent for the same period in 1999.

         Other borrowed funds have increased $11,003,981 from December 31, 1999 to June 30, 2000. Federal funds purchased have increased $15,280,000 since December 31, 1999. The need for federal funds purchased is the result of growing loans and shrinking deposits. Management feels that in the short term, federal funds purchased are a better source of funding than higher priced deposits. Maturities or sales of securities could be used to pay down the federal funds purchased balance in the future. Federal Home Loan Bank borrowings have decreased $275,574 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $3,731,015 and U.S. Treasury Tax Demand Notes have decreased $269,430.

         Shareholders' equity at June 30, 2000 was $47,580,756, which was 10.0 percent of total assets. Shareholders' equity at December 31, 1999 was $48,194,788, which was 10.2 percent of total assets. The decrease in shareholders' equity is made up of earnings of $2,569,154, dividends paid of $1,406,637, the purchase of treasury stock for $1,577,211 and the decrease in the market value of securities available for sale, net of tax, of $199,338. The Corporation paid a cash dividend on February 1, 2000 and on May 1, 2000, each at a rate of $.17 per share. Total outstanding shares at June 30, 2000 were 4,105,119.


RESULTS OF OPERATIONS

         Six Months Ended June 30, 2000 and 1999

         Net income for the six months ended June 30, 2000 was $2,569,154, or $.62 per common share compared to $3,048,459, or $.72 per common share for the same period in 1999. This was a decrease of $479,305, or 15.7 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first six months of 2000 has increased $2,253, or 0.01 percent compared to the same period in 1999. The average rate on earning assets on a tax equivalent basis for the first six months of 2000 was 7.35 percent and 7.22 percent for the first six months of 1999. Total interest expense for the first six months of 2000 has decreased $311,083, or 4.0 percent compared to the same period of 1999. This decrease is mainly attributed to a decrease in interest on deposits of $354,606, due to a lower average balance of interest-bearing deposits and a decrease in interest on FHLB borrowings of $143,736. Interest on FHLB borrowings is down as a result of balances borrowed being lower in 2000. The Corporation made scheduled balloon payments on two FHLB advances during the second quarter of 1999, and elected not to replace them. The average rate on interest-bearing liabilities for the first six months of 2000 was 3.97 percent compared to 3.94 percent for the same period of 1999. The net interest margin on a tax equivalent basis was 4.03 percent for the six-month period ended June 30, 2000 and 3.93 percent for the same period ended June 30, 1999.

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
--------------------------------------------------------------------------------

         Noninterest income for the first six months of 2000 totaled $2,137,408, compared to $2,782,734 for the same period of 1999, a decrease of $645,326. Net gain on securities for the first six months of 2000 decreased $774,827 compared to 1999. Revenue from computer operations decreased $172,100 as a result of the sale of SCC's data processing contracts. The last remaining processing customers of SCC converted to Jack Henry and Associates by the end of the second quarter 1999. SCC still provides item processing for 10 financial institutions in addition to the three subsidiary banks. Other operating income increased $77,219, due mainly to increased revenue from point-of-sale terminal usage. Service charges on deposit accounts increased $416,665 as a result of a comprehensive review program of all service charges and fees undertaken at all three banks.

         Gain on the sale of loans decreased $192,283 for two reasons. Rising interest rates reduced the demand for fixed rate mortgages. This decreased the volume of loans sold, thereby reducing gains. The second reason is that $2,217,250 of held for sale loans were returned to the portfolio. These loans had experienced a decline in market value due to rising rates. They had also aged to the point that they were no longer traditionally saleable to FNMA. At this point, management returned theses loans to the portfolio and recognized the valuation loss of $79,223.

         Noninterest expense for the six months ended June 30, 2000 totaled $7,417,080 compared to $7,125,844 for the same period in 1999. This was an increase of $291,236, or 4.1 percent. Equipment expense increased $127,732 as a result of increased depreciation and maintenance expense. Salaries and benefits decreased $60,842, or 1.8 percent compared to the first six months of 1999 as a result of fewer total employees, on a full-time equivalent basis. The number of employees was reduced through attrition as well as a reduction based on staffing needs resulting from SCC's sale of data processing contracts. The reduction of salaries and benefits was offset by an increase in other expenses of $277,031 compared to 1999.


         Three Months Ended June 30, 2000 and 1999

         Net income for the three months ended June 30, 2000 was $1,263,780, or $.31 per common share compared to $1,192,878, or $.28 per common share for the same period in 1999. This was an increase of $70,902, or 5.9 percent. Some of the reasons for the changes are explained below.

         Total interest income for the second quarter of 2000 increased $257,099, or 3.2 percent compared to the same period in 1999. The average rate on earning assets on a tax equivalent basis for the second quarter of 2000 was 7.45 percent and 7.17 percent for the same period of 1999. Total interest expense for the second quarter of 2000 increased $38,132, or 1.0 percent compared to the same period of 1999. Interest on deposits decreased $146,976, in part due to a decrease in volume. Federal funds were purchased to make up for this lost source of funding, with a corresponding increase to interest expense of $192,681. Management views this as a short term funding source that could be reduced through maturities or sales of securities in the future.

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
-------------------------------------------------------------------------------

         The average rate on interest-bearing liabilities for the second quarter of 2000 was 3.92 percent compared to 3.96 percent for the same period of 1999. The net interest margin on a tax equivalent basis was 4.04 percent for the three-month period ended June 30, 2000 and 3.96 percent for the same period ended June 30, 1999.

         Noninterest income for the second quarter of 2000 totaled $1,018,545, compared to $877,967 for the same period of 1999, an increase of $140,578. Gain on securities for the second quarter of 2000 decreased $46,415 compared to 1999. Revenue from computer operations increased $75,301 The last remaining processing customers of SCC converted to Jack Henry and Associates by the end of the second quarter 1999. SCC still provides item processing for 10 financial institutions in addition to the three subsidiary banks. Other operating income increased $4,213. Service charges on deposit accounts increased $205,244 as a result of a comprehensive review program of all service charges and fees undertaken at all three banks.

         Gain on the sale of loans decreased $97,765 for two reasons. Rising interest rates reduced the demand for fixed rate mortgages. This decreased the volume of loans sold, thereby reducing gains. The second reason is that $2,217,250 of held for sale loans were returned to the portfolio. Management decided to return theses loans to the portfolio and record the valuation loss rather than sell them.

         Noninterest expense for the three months ended June 30, 2000 totaled $3,773,118 compared to $3,543,261 for the same period in 1999. This was an increase of $229,857, or 6.5 percent. Equipment expense increased $72,371 as a result of increased depreciation and maintenance expense. Salaries and benefits increased $71,943, or 4.4 percent compared to the second quarter of 1999. Other expenses increased by $151,465 compared to 1999. Professional fees decreased by $81,733, or 21.8 percent compared to the same period of 1999.


INCOME TAX EXPENSE

         Income tax expense for the first six months of 2000 totaled $946,094 compared to $1,149,015 for the first six months of 1999. This was a decrease of $200,921, or 17.5 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $682,726, attributed mostly to reduced income from the sale of equity securities. The effective tax rates were comparable for the six-month periods ended June 30, 2000 and June 30, 1999, at 27.0% and 27.4% respectively.

         Income tax expense for the second quarter of 2000 totaled $448,930 compared to $420,144 for the same period of 1999. This was an increase of $28,786, or 6.8 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $97,188. The effective tax rates were comparable for the three-month periods ended June 30, 2000 and June 30, 1999, at 26.2% and 26.0% respectively

                            First Citizens Banc Corp
 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                                    Form 10-Q
--------------------------------------------------------------------------------

CAPITAL RESOURCES

         Shareholders' equity totaled $46,636,139 at June 30, 2000 compared to $48,194,788 at December 31, 1999. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                               Corporation Ratios          Regulatory
                                          6/30/00          12/31/99         Minimums
                                          -------          --------         --------
Tier I Risk Based Capital                   15.3%            17.3%            4.0%
Total Risk Based Capital                    17.0%            18.7%            8.0%
Leverage Ratio                               9.7%             9.6%            4.0%


         The Corporation paid a cash dividend of $.17 per common share each on February 1, 2000, and May 1, 2000 compared to $.16 per common share each on February 1, 1999 and May 1, 1999.

         Capital expenditures totaled $179,858 for the first six months of 2000 compared to $512,254 for the same period of 1999.

LIQUIDITY

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $37,360,000 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $57,641,227 at June 30, 2000. Finally, 99.7% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

         Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The Corporation, like other financial institutions, is subject to

                           First Citizens Banc Corp
       Management's Disucssion and Analysis of Financial Condition and
                            Results of Operations
                                  Form 10-Q
-------------------------------------------------------------------------------

         interest rate risk to the extent that its interest-earning assets reprice differently than interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over interest paid on interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

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

         The Corporation's 1999 annual report details a table, which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposits, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive assets and liabilities for the given time horizon.

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

Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS First Citizens Banc Corp held its annual meeting on April 18, 2000, for the purpose of considering and voting on the following:

         1.) To elect four Class III directors to serve terms of three years or until their successors are elected and qualified.

         2.) To adopt the 2000 First Citizens Banc Corp's Stock
             Option and Stock Appreciation Rights Plan.

         3.) To ratify appointment of Crowe, Chizek and Company LLP
             (Crowe, Chizek) as independent auditors for the calendar year 1999.

                  Four directors, Blythe A. Friedley, Dean S. Lucal, W. Patrick Murray and Paul H. Pheiffer were nominated for reelection and were subsequently reelected as directors. The Stock Option and Stock Appreciation Rights Plan was adopted. The appointment of Crowe, Chizek as independent auditors was ratified. No other issues were brought before the meeting.

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q

-------------------------------------------------------------------------------


         The summary of the voting of common shares outstanding was as follows:

Director Candidate
-------------------                          For                Withheld
Blythe A. Friedley                           3,629,373          50,655
Dean S. Lucal                                3,658,522          21,506
W. Patrick Murray                            3,640,218          39,810
Paul H. Phieffer                             3,647,953          32,075

The following directors' terms of office continued after the meeting:

John L. Bacon, Robert L. Bordner, Mary Lee G. Close, Richard B. Fuller
H. Lowell Hoffman, M.D., Lowell W. Leech, George L. Mylander,
David A. Voight, and Richard O. Wagner

Stock Option and Stock                         For           Against         Abstain
Appreciation Rights Plan                    3,325,250          94,670           4,924

Accounting Firm                                 For           Against         Abstain
Crowe, Chizek                                3,646,503          28,596           4,929




ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  (A) EXHIBIT NO. 27   Financial Data Schedule................   27
         (B) EXHIBIT NO. 99   Safe Harbor under the Private Securities
                               Litigation Reform Act of 1995.........

         (C) REPORTS ON FORM 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                            August 14, 2000
------------------------------------           ---------------
David A. Voight                                Date
President



/s/ James O. Miller                            August 14, 2000
------------------------------------           ---------------
James O. Miller                                Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q

-------------------------------------------------------------------------------


Exhibit
 Number          Description                                         Page Number
--------         ------------                                        -----------
27               Financial Data Schedule                             27

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