Form 10-Q
period 2000-09-30
FIRST CITIZENS BANC CORP /OH
filed 2000-11-13
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...............................September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to......................

Commission File Number:..................................................0-25980


                            FIRST CITIZENS BANC CORP
             (Exact name of registrant as specified in its charter)

                  OHIO                                    34-1558688
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

                                           |X| Yes
                                          ----

                                          ---- No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                        Outstanding at November 13, 2000
                             4,087,619 common shares

                            FIRST CITIZENS BANC CORP
                                      Index



PART I.   Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
            September 30, 2000 and December 31, 1999.......................................................3
         Consolidated Statements of Income (unaudited)
            Three and nine months ended September 30, 2000 and 1999........................................4
         Consolidated Statements of Comprehensive Income (unaudited)
            Three and nine months ended September 30, 2000 and 1999........................................5
         Consolidated Statement of Shareholders' Equity (unaudited)
            For the years ended December 31, 1999 and
            nine months ended September 30, 2000...........................................................6
         Consolidated Statement of Cash Flows (unaudited)
            Nine months ended September 30, 2000 and 1999..................................................7
         Notes to Consolidated Financial Statements (unaudited).........................................8-15

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................................16-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....................................22-23


PART II.  Other Information

ITEM 1.  Legal Proceedings................................................................................24

ITEM 2.  Changes in Securities and Use of Proceeds........................................................24

ITEM 3.  Defaults Upon Senior Securities..................................................................24

ITEM 4.  Submission of Matters to a Vote of Security Holders..............................................24

ITEM 5.  Other Information................................................................................24

ITEM 6.  Exhibits and Reports on Form 8-K.................................................................24

SIGNATURES ...............................................................................................25

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets




                                                                                             (Unaudited)
                                                                                 September 30,          December 31,
         Assets                                                                      2000                   1999
                                                                              -----------------      -----------------
Cash and due from banks                                                       $      15,547,917      $      14,598,566
Federal funds sold                                                                            0              4,600,000
Interest-bearing deposits                                                                51,031                 51,031
Securities
         Available-for-sale                                                         130,658,392            150,254,933
         Held-to-maturity (Estimated Fair Value of $366,428 at
                 September 30, 2000, and $407,765 at December 31, 1999)                 366,308                406,108
                                                                              -----------------      -----------------
                 Total securities                                                   131,024,700            150,661,041

Loans held for sale                                                                     160,000              2,217,250

Loans                                                                               327,538,080            288,719,850
         Less: Allowance for loan losses                                             (4,331,126)            (4,273,825)
                                                                              -----------------      -----------------
                 Net loans                                                          323,206,954            284,446,025

Office premises and equipment, net                                                    7,294,085              7,457,886
Intangible assets                                                                     1,950,880              2,197,916
Accrued interest and other assets                                                     6,902,355              5,990,342
                                                                              -----------------      -----------------

                 Total assets                                                 $     486,137,922      $     472,220,057
                                                                              =================      =================

         Liabilities
Deposits
         Noninterest-bearing deposits                                         $      42,663,038      $      40,246,502
         Interest-bearing deposits                                                  359,692,098            362,913,881
                                                                              -----------------      -----------------
                 Total deposits                                                     402,355,136            403,160,383

Federal Home Loan Bank borrowings                                                     1,542,106              1,958,960
Securities sold under agreements to repurchase                                        9,649,795             12,975,188
U. S. Treasury interest-bearing demand deposit note payable                           1,514,305              3,065,681
Notes payable to other financial institutions                                         6,000,000                      0
Federal funds purchased                                                              13,700,000                      0
Accrued interest, taxes and other expenses                                            2,593,651              2,865,057
                                                                              -----------------      -----------------
                 Total liabilities                                                  437,354,993            424,025,269

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                                     23,257,520             23,257,520
Retained earnings                                                                    29,711,314             28,010,371
Treasury stock, 175,782 shares at cost at September 30, 2000,
         100,586 shares at cost at December 31, 1999                                 (4,817,680)            (2,877,032)
Accumulated other comprehensive income/(loss)                                           631,775               (196,071)
                                                                              -----------------      -----------------
                 Total shareholders' equity                                          48,782,929             48,194,788
                                                                              -----------------      -----------------

                 Total liabilities and shareholders' equity                   $     486,137,922      $     472,220,057
                                                                              =================      =================



See notes to interim consolidated financial statements                                                       Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)


                                                    Three months ended          Nine months ended
                                                        September 30,             September 30,
                                             ---------------------------   -----------------------------
                                                  2000            1999          2000            1999
INTEREST INCOME:
     Loans, including fees                   $  6,922,823   $  5,780,632   $ 19,262,789    $ 17,281,195
     Taxable securities                         1,279,607      1,667,880      4,211,589       5,062,013
     Nontaxable securities                        537,442        571,152      1,630,521       1,742,112
     Federal funds sold                                 0        153,220         41,293         483,027
     Other                                         10,526         19,105         34,165          51,348
                                             ------------   ------------   ------------    ------------
         Total interest income                  8,750,398      8,191,989     25,180,357      24,619,695

INTEREST EXPENSE:
     Deposits                                   3,658,058      3,510,323     10,527,963      10,734,834
     FHLB Borrowings                               22,440         29,514         74,308         225,118
     Other                                        357,608        173,830        855,874         484,837
                                             ------------   ------------   ------------    ------------
         Total interest expense                 4,038,106      3,713,667     11,458,145      11,444,789
                                             ------------   ------------   ------------    ------------

NET INTEREST INCOME                             4,712,292      4,478,322     13,722,212      13,174,906

PROVISION FOR LOAN LOSSES                         284,000         75,000        499,000         231,000
                                             ------------   ------------   ------------    ------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                  4,428,292      4,403,322     13,223,212      12,943,906

NONINTEREST INCOME:
     Computer center data processing fees         274,455        238,012        836,742         972,399
     Service charges                              449,946        263,061      1,350,214         746,664
     Net gain/(loss) on sale of securities          9,923         19,455        (34,043)        750,316
     Net gain/(loss) on sale of loans              14,615         11,539        (50,078)        139,129
     Other                                        504,492        442,840      1,288,004       1,149,133
                                             ------------   ------------   ------------    ------------
         Total noninterest income               1,253,431        974,907      3,390,839       3,757,641

NONINTEREST EXPENSE:
     Salaries, wages and benefits               1,795,099      1,627,367      5,150,170       5,043,280
     Net occupancy expense                        214,375        188,830        610,844         589,807
     Equipment expense                            280,027        216,575        800,648         609,464
     Computer processing                          164,388        163,361        517,701         296,636
     State franchise tax                          117,109        142,477        418,995         439,718
     Professional services                        109,720        297,664        467,012         759,113
     Amortization of intangible assets             81,512         81,512        247,036         244,536
     Other operating expenses                   1,261,491      1,038,096      3,228,395       2,899,172
                                             ------------   ------------   ------------    ------------
         Total noninterest expense              4,023,721      3,755,882     11,440,801      10,881,726
                                             ------------   ------------   ------------    ------------

         Income before taxes                    1,658,002      1,622,347      5,173,250       5,819,821

Income tax expense                                421,706        472,367      1,367,800       1,621,382
                                             ------------   ------------   ------------    ------------

         Net Income                          $  1,236,296   $  1,149,980   $  3,805,450    $  4,198,439
                                             ============   ============   ============    ============

     Earnings per share                      $       0.30   $       0.27   $       0.93    $       0.99
     Dividends declared per share            $       0.17   $       0.16   $       0.51    $       0.48
     Wtd. avg. shares during the period         4,094,548      4,253,920      4,113,867       4,259,995



See notes to interim consolidated financial statements                                        Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)


                                              Three months ended            Nine months ended
                                                 September 30,                September 30,
                                               2000          1999           2000           1999
                                               ----          ----           ----           ----
Net income                                $ 1,236,296    $ 1,149,980    $ 3,805,450    $ 4,198,439

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses)
on available for sale securities            1,566,262       (597,969)     1,220,266     (3,507,871)
Reclassification adjustment for (gains)
and losses later recognized in income          (9,923)       (19,455)        34,043       (750,316)
                                          -----------    -----------    -----------    -----------
Net unrealized gains and (losses)           1,556,339       (617,424)     1,254,309     (4,258,187)
Tax effect                                   (529,155)       209,924       (426,463)     1,447,785
                                          -----------    -----------    -----------    -----------
Total other comprehensive income (loss)     1,027,184       (407,500)       827,846     (2,810,402)
                                          -----------    -----------    -----------    -----------

Comprehensive income                      $ 2,263,480    $   742,480    $ 4,633,296    $ 1,388,037
                                          ===========    ===========    ===========    ===========



See notes to interim consolidated financial statements                                  Page 5


                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q


                                                                                                                Accumulated
                                                 Common Stock                                                      Other
                                         Outstanding                         Retained          Treasury         Comprehensive
                                           Shares           Amount           Earnings            Stock         Income/(Loss)
                                         ------------   ---------------    --------------    --------------    --------------
Balance, January 1, 1999                   4,263,401        23,257,520        26,811,264                0        3,672,147


Net income                                                                     6,062,169

Change in unrealized gain/(loss)
     on securities available for
     sale, net of reclassifications
     and tax effects                                                                                            (3,868,218)

Purchase of treasury stock, at cost         (100,586)                                          (2,877,032)

Cash dividends ($1.15 per share)                                              (4,863,062)
                                          ----------    ---------------   ---------------   --------------    --------------

Balance, December 31, 1999                 4,162,815        23,257,520        28,010,371       (2,877,032)        (196,071)

Net income                                                                     3,805,450
Change in unrealized gain/(loss)
     on securities available for
     sale, net of reclassifications
     and tax effects                                                                                               827,846

Purchase of treasury stock, at cost          (75,196)                                          (1,940,648)

Cash dividends ($.51 per share)                                               (2,104,507)
                                          ----------    --------------    --------------    -------------     ------------

Balance, September  30, 2000               4,087,619    $   23,257,520    $   29,711,314    $  (4,817,680)    $    631,775
                                          ==========    ==============    ==============    =============     ============




                                                Total
                                             Shareholders'
                                               Equity
                                             ------------
Balance, January 1, 1999                      53,740,931


Net income                                     6,062,169

Change in unrealized gain/(loss)
     on securities available for
     sale, net of reclassifications
     and tax effects                          (3,868,218)

Purchase of treasury stock, at cost           (2,877,032)

Cash dividends ($1.15 per share)              (4,863,062)
                                            ------------

Balance, December 31, 1999                    48,194,788

Net income                                     3,805,450
Change in unrealized gain/(loss)
     on securities available for
     sale, net of reclassifications
     and tax effects                             827,846

Purchase of treasury stock, at cost           (1,940,648)

Cash dividends ($.51 per share)               (2,104,507)
                                            ------------

Balance, September  30, 2000                $ 48,782,929
                                            ============



See notes to interim consolidated financial statements                Page 6

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)


                                                                             Nine months ended September 30,
                                                                         -------------------------------------
                                                                                2000                1999
                                                                           ---------------     ---------------
Net cash from operating activities                                         $    9,728,391      $    4,853,181

Cash flows from investing activities
     Maturities of interest bearing deposits                                            -             197,251
     Maturities and calls of securities, held-to-maturity                          39,455             266,854
     Maturities and calls of securities, available-for-sale                    13,613,642          22,442,842
     Purchases of securities, available-for-sale                               (4,550,933)        (17,319,533)
     Proceeds from sale of securities, available-for-sale                      11,687,799           5,739,474
     Loans made to customers, net of principal collected                      (29,812,100)           (333,287)
     Loans purchased                                                           (7,364,271)                  -
     Change in federal funds sold                                               4,600,000           3,915,000
     Proceeds from sale of property and equipment                                  44,334               1,627
     Purchases of office premises and equipment                                  (592,941)           (844,975)
                                                                           --------------      --------------
            Net cash from investing activities                                (12.335,015)         14,065,253

Cash flows from financing activities
     Repayment of FHLB borrowings                                                (416,854)        (11,141,290)
     Net change in deposits                                                      (805,247)        (13,096,346)
     Change in securities sold under agreements to repurchase                  (3,325,393)          4,661,191
     Change in U. S. Treasury interest-bearing demand note payable             (1,551,376)          2,895,448
     Change in federal funds purchased                                         13,700,000                   -
     Purchases of treasury stock                                               (1,940,648)         (1,221,832)
     Cash dividends paid                                                       (2,104,507)         (2,045,681)
                                                                           --------------      --------------
            Net cash from financing activities                                  3,555,975         (19,948,510)
                                                                           --------------      --------------

Net change in cash and due from banks                                             949,351          (1,030,076)
Cash and due from banks at beginning of period                                 14,598,566          16,443,613
                                                                           --------------      --------------
Cash and due from banks at end of period                                   $   15,547,917      $   15,413,537
                                                                           ==============      ==============

     Cash paid during the period for:
         Interest                                                          $   12,586,341      $   12,100,261
         Income taxes                                                      $    1,178,000      $    1,970,000
Supplemental noncash disclosures:
         Transfer of loans held-for-sale to portfolio                      $    2,138,027      $            0





See notes to interim consolidated financial statements                                             Page 7

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

      The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 2000 and its results of operations and changes in cash flows for the periods ended September 30, 2000 and 1999 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

      The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Marion and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2000, SCC provided item processing for 10 financial institutions in addition to the three subsidiary banks. SCC accounted for 4.5% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounts for less than 1.0% of total Corporation revenues. In September 2000 the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

      generated through its third party insurance agreement. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security that is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as deferred by SFAS No. 137 and amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

(2)   Securities

        Securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                             September 30, 2000
               AVAILABLE FOR SALE                                      Gross Unrealized  Gross Unrealized
                                                    Amortized Cost          Gains              Losses          Fair Value
                                                  -----------------   ---------------   ------------------   ---------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                                 $     54,409,982    $       55,463     $    (588,426)      $   53,877,019
Obligations of state and political
     subdivisions                                       49,698,546           371,547          (371,558)          49,698,535

Equity securities                                        6,437,344         1,814,699           (12,529)           8,239,514

Mortgage-backed securities                              11,787,168             3,706          (247,285)          11,543,589

Corporate obligations                                    7,368,119             6,356           (74,740)           7,299,735
                                                  ----------------    --------------     -------------       --------------
                                                  $    129,701,159    $    2,251,771     $  (1,294,538)      $  130,658,392
                                                  ================    ==============     =============       ==============


                                                                             September 30, 2000
               HELD TO MATURITY                                       Gross Unrealized   Gross Unrealized
                                                    Amortized Cost         Gains              Losses          Fair Value
                                                  -----------------   ---------------   ------------------   ---------------
Obligations of state and political
     subdivisions                                 $        232,500    $         177      $         (38)      $      232,639

Mortgage-backed securities                                 133,808              294               (313)             133,789
                                                  ----------------    --------------     -------------       --------------
                                                  $        366,308    $         471      $        (351)      $      366,428
                                                  ================    ==============     =============       ==============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

                                                                               December 31, 1999
               AVAILABLE FOR SALE                                      Gross Unrealized  Gross Unrealized
                                                    Amortized Cost          Gains              Losses          Fair Value
                                                  -----------------   ---------------   ------------------   ---------------
U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                                $  64,114,363        $      32,178      $    (921,945)      $  63,224,596
Obligations of state and political
     subdivisions                                   53,004,191              328,583           (727,110)         52,605,664

Equity securities                                    6,246,748            1,513,660            (12,905)          7,747,503

Mortgage-backed securities                          14,013,938                6,463           (354,754)         13,665,647

Corporate obligations                               13,172,769                4,342           (165,588)         13,011,523
                                                 -------------        -------------      -------------       -------------
                                                 $ 150,552,009        $   1,885,226      $  (2,182,302)      $ 150,254,933
                                                 =============        =============      =============       =============



                                                                             December 31, 1999
               HELD TO MATURITY                                      Gross Unrealized  Gross Unrealized
                                                    Amortized Cost          Gains              Losses          Fair Value
                                                  -----------------   ---------------   ------------------   ---------------
Obligations of state and political
     subdivisions                                $     232,500        $         475      $         (31)      $     232,944

Mortgage-backed securities                             173,608                1,343               (130)            174,821
                                                 -------------        -------------      -------------       -------------
                                                 $     406,108        $       1,818      $        (161)      $     407,765
                                                 =============        =============      =============       =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

The amortized cost and fair value of securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


AVAILABLE FOR SALE                        Amortized Cost    Fair Value
                                          --------------    ----------
Due in one year or less                   $ 18,874,131      $ 18,791,672
Due after one year through five years       76,481,154        76,017,563
Due after five years through ten years      16,121,362        16,066,054
Due after ten years                                  0                 0
Mortgage-backed securities                  11,787,168        11,543,589
Equity securities                            6,437,344         8,239,514
                                          ------------      ------------
    Total securities available for sale   $129,701,159      $130,658,392
                                          ============      ============


                                                             Estimated
HELD TO MATURITY                          Amortized Cost     Fair Value
                                          ------------      ------------
Due in one year or less                   $     77,500      $     77,523
Due after one year through five years          155,000           155,116
Mortgage-backed securities                     133,808           133,789
                                          ------------      ------------
    Total securities held to maturity     $    366,308      $    366,428
                                          ============      ============



Sales of available for sale securities were as follows:


                        Three Months Ended          Nine Months Ended
                            September 30,              September 30,
                     ------------------------   ----------------------------
                        2000         1999            2000          1999
                     --------    ------------   -------------   ------------

Proceeds             $    --     $ 3,520,080    $ 11,687,799    $  5,739,474
Gross gains            9,923          22,659          32,562         753,520
Gross losses              --          (3,204)       (660,605)         (3,204)


No securities were called or settled by the issuer during the three months ended September 30, 2000. Securities called or settled by the issuer during the nine months ended September 30, 2000 resulted in gains of $4,000. No securities were called or settled by the issuer during the three or nine months ended September 30, 1999. These gains are included in the totals above.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

Securities with a carrying value of approximately $60,336,000 and $62,614,000 were pledged as of September 30, 2000 and December 31, 1999, respectively, to secure public deposits, other deposits and liabilities as required by law.

(3)   Loans

        Loans at September 30, 2000 and December 31, 1999 were as follows:


                                 9/30/2000       12/31/1999
                                 ---------       ----------
Commercial and Agriculture    $ 36,499,205     $ 36,310,141
Commercial real estate          58,518,027       48,301,000
Real Estate - mortgage         194,011,107      168,643,326
Real Estate - construction       8,040,891        4,482,294
Consumer                        28,906,375       28,105,412
Credit card and other            2,511,136        3,967,453
Deferred loan fees                (923,144)        (977,613)
Unearned interest                  (25,517)        (112,163)
                              ------------     ------------
            Total             $327,538,080     $288,719,850
                              ============     ============


(4)   Allowance for Loan Losses

        A summary of the activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 was as follows:



                                    2000             1999
                                    ----             ----
Balance January 1,            $  4,273,825     $  4,567,126
Loans charged-off                 (644,353)        (592,128)
Recoveries                         202,654          190,280
Provision for loan losses          499,000          231,000
                              ------------     ------------
Balance September 30,         $  4,331,126     $  4,396,278
                              ============     ============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the nine months ended September 30.

                                                    2000           1999
                                                    ----           ----
Average investment in impaired loans             $4,082,000     $3,756,000

Interest income recognized on impaired
    loans including interest income
    recognized on cash basis                        247,257        215,037

Interest Income recognized on impaired
     loans on cash basis                            247,257        215,037


Information regarding impaired loans at September 30, 2000 and December 31, 1999 was as follows:


                                                             9/30/00       12/31/99
                                                             -------       --------
Balance impaired loans                                     $5,079,000     $4,160,000

Less portion for which no allowance for loan
     losses is allocated                                          ---            ---
                                                           ----------     ----------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated              $5,079,000     $4,160,000
                                                           ==========     ==========

Portion of allowance for loan losses allocated to
     the impaired loan balace                              $1,241,000     $1,145,000
                                                           ==========     ==========


Nonperforming loans were as follows.


                                                   September 30,      December 31,
                                                       2000               1999
                                                   -------------      ------------
Loans past due over 90 days still on accrual        $  558,000         $  834,000
Nonaccrual                                           1,368,000          1,682,000


Nonperforming loans would include some loans, which are classified as impaired, and smaller balance homogeneous loans, such as residential mortgages and consumer loans, that are collectively evaluated for impairment.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q

--------------------------------------------------------------------------------

(5)   Commitments, Contingencies and Off-Balance Sheet Risk

        Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment

        The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2000 and December 31, 1999.


                                                       Contract Amount
                                                       ---------------
                                                September 30,     December 31,
                                                    2000              1999
                                                -------------     ------------
Commitment to extend credit:
      Lines of credit and construction loans    $26,138,000        $23,982,000
      Credit cards                                4,757,000          3,078,000
Letters of credit                                   329,000            507,000
                                                -----------        -----------
                                                $31,224,000        $27,567,000
                                                ===========        ===========

        Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $7,005,000 at September 30, 2000 and had interest rates ranging from 5.25% to 10.00% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $4,484,000 at December 31, 1999 with interest rates ranging from 3.75% to 10.00% with maturities extended up to 30 years.

        The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2000 and December 31, 1999 approximated $4,408,000 and $3,065,000.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

INTRODUCTION

        The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2000, compared to December 31, 1999 and the consolidated results of operations for the three-month and nine month periods ending September 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION

        Total assets of the Corporation at September 30, 2000 totaled $486,137,922 compared to $472,220,057 at December 31, 1999. This was a increase of $13,917,865, or 2.9 percent. Within the structure of the assets, net loans have increased $38,760,929, or 13.6 percent since December 31, 1999, primarily in the area of commercial and residential real estate loans. Included in the increase in loans was $7,364,271 of commercial real estate and residential real estate loans purchased by Farmers from another financial institution. The loans were purchased to supplement local demand, which was not as strong as desired. Given similar circumstances, management would consider purchasing additional loans in the future. Additional loan growth

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        could come from Mr. Money. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $6,420,607 at September 30, 2000. Loans held-for-sale decreased $2,057,250, or 92.8 percent from December 31, 1999. At September 30, 2000, the net loan to deposit ratio was 80.3 percent compared to 70.6 percent at December 31, 1999.

        At September 30, 2000, $130,658,392, or 99.7 percent of the security portfolio was classified as available for sale. The $366,308 remainder of the portfolio was classified as held to maturity. Securities decreased $19,636,341 from December 31, 1999. Some matured securities were not replaced and some additional securities were sold in order to increase liquidity and partially fund loan growth.

        For the nine months of operations in 2000, $499,000 was placed into the allowance for loan losses from earnings compared to $231,000 for the same period of 1999. The increased provision is mainly a result of loan growth. To identify probable losses in the portfolio, management uses the calculation of specific reserves, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first nine months of 2000 were $644,353 compared to $592,128 for the same period of 1999. The September 30, 2000 allowance for loan losses as a percent of total loans was 1.32 percent compared to 1.48 percent at December 31, 1999.

        Office premises and equipment have decreased $163,801 and intangible assets have decreased $247,036 since December 31, 1999. The decrease in office premises and equipment is attributed to new purchases of $592,941, disposals of $44,334 and depreciation of $712,408. Intangible assets decreased due to amortization.

        Accrued interest and other assets totaled $6,902,355 at September 30, 2000 compared to $5,990,342 at December 31, 1999, an increase of $912,013. This increase was primarily due to increases in interest receivable at the banks of $608,663. This increase in interest receivable is largely due to timing of receipt of interest payments on investments.

        Total deposits at September 30, 2000 decreased $805,247 from year-end 1999. Noninterest-bearing deposits, representing demand deposit balances, increased $2,416,536 from year-end 1999. Interest-bearing deposits, including savings and time deposits, decreased $3,221,783 from year-end 1999. Interest bearing deposits are down in part because of efforts to control deposit costs. Such efforts have caused some of higher priced deposits to leave the banks. The year to date 2000 average balance of savings deposits has decreased $2,461,000 compared to the average balance of the same period for 1999. The current average rate of these deposits is 2.36 percent compared to 2.37 percent in 1999. The year to date 2000 average balance of time certificates has decreased $19,064,000 compared to the average balance for the same period for 1999. In

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        conjunction with market conditions and in order to remain competitive, the banks have offered special rates on various certificates of deposit. In addition to an increase in the overall interest rate environment, the banks have experienced shifting toward the special rate certificates of deposit. Additionally, the banks increased usage of fed funds purchased as a funding source, which has led to an increase in the overall rate on interest-bearing liabilities. The current average rate on deposits is
        5.37 percent compared to 4.84 percent for the same period in 1999.

        Other borrowed funds have increased $8,406,377 from December 31, 1999 to September 30, 2000. Federal funds purchased have increased $13,700,000 since December 31, 1999. The need for federal funds purchased is the result of growing loans and shrinking deposits. Management believes that in the short term, federal funds purchased are a better source of funding than higher priced deposits. Maturities or sales of securities could be used to pay down the federal funds purchased balance in the future. In addition, the Corporation has notes outstanding with other financial institutions totaling $6,000,000 at September 30, 2000. These notes were used to fund the loan growth at Mr. Money. Federal Home Loan Bank borrowings have decreased $416,854 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $3,325,393 and U.S. Treasury Tax Demand Notes have decreased $1,551,376.

        Shareholders' equity at September 30, 2000 was $48,782,929, which was
        10.0 percent of total assets. Shareholders' equity at December 31, 1999 was $48,194,788, which was 10.2 percent of total assets. The increase in shareholders' equity is made up of earnings of $3,805,450, less dividends paid of $2,104,507 and the purchase of 75,196 treasury shares for $1,940,648 and the increase in the market value of securities available for sale, net of tax, of $827,846. The Corporation paid cash dividends on February 1, May 1, and August 1, 2000, each at a rate of $.17 per share. Total outstanding shares at September 30, 2000 were 4,087,619.


RESULTS OF OPERATIONS

        Nine Months Ended September 30, 2000 and 1999

        Net income for the nine months ended September 30, 2000 was $3,805,450, or $.93 per common share compared to $4,198,439, or $.99 per common share for the same period in 1999. This was a decrease of $392,989, or
        9.4 percent. Some of the reasons for the changes are explained below.

        Total interest income for the first nine months of 2000 increased $560,662, or 2.3 percent compared to the same period in 1999. The average rate on earning assets on a tax equivalent basis for the first nine months of 2000 was 7.50 percent and 7.22 percent for the first nine months of 1999. The increase in yield due to the general increase in interest rates was partially offset by a decrease in the average balance of earning assets. Total interest expense for the first nine months of 2000 has increased $13,356, or 0.1 percent compared to the same period of 1999. This increase

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        is mainly attributed to a decrease in interest on deposits of $206,871, due to a lower average balance of interest-bearing deposits, a decrease in interest on FHLB borrowings of $150,810 and an increase in the interest on other borrowings of $371,037. Interest on other borrowings increased due to increased usage of fed funds purchased as a source of funding for loan growth. Interest on FHLB borrowings is down due to balances borrowed being lower in 2000. The Corporation made scheduled balloon payments on two FHLB advances during 1999, and elected not to replace them. The average rate on interest-bearing liabilities for the first nine months of 2000 was 4.06 percent compared to 3.89 percent for the same period of 1999. The net interest margin on a tax equivalent basis was 4.08 percent for the nine-month period ended September 30, 2000 and 3.97 percent for the same period ended September 30, 1999.

        Noninterest income for the first nine months of 2000 totaled $3,390,839, compared to $3,757,641 for the same period of 1999, a decrease of $366,802. Net gain on securities for the first nine months of 2000 decreased $784,359 compared to 1999. Revenue from computer operations decreased $135,657 as a result of the sale of SCC's data processing contracts. The last remaining processing customers of SCC converted to Jack Henry and Associates by the end of the second quarter 1999. SCC still provides item processing for 10 financial institutions in addition to the three subsidiary banks. Other operating income increased $138,871, due mainly to increased revenue from point-of-sale terminal usage. Service charges on deposit accounts increased $603,550 as a result of a comprehensive review program of all service charges and fees undertaken at all three banks.

        Gain on the sale of loans decreased $189,207 for two reasons. Rising interest rates reduced the demand for fixed rate mortgages. This decreased the volume of loans sold, thereby reducing gains. The second reason is that $2,217,250 of held for sale loans were returned to the portfolio. These loans had experienced a decline in market value due to rising rates. They had also aged to the point that they were no longer traditionally saleable to FNMA. At this point, management returned these loans to the portfolio and recognized the valuation loss of $79,223.

        Noninterest expense for the nine months ended September 30, 2000 totaled $11,440,801 compared to $10,881,726 for the same period in 1999. This was an increase of $559,075, or 5.1 percent. Equipment expense increased $191,184 as a result of increased depreciation and maintenance expense. Salaries and benefits increased $106,890, or 2.1 percent compared to the first nine months of 1999 as a result of the Corporation adding employees at both the existing affiliates as well as the new affiliate, Mr. Money. Computer processing increased by $221,065 compared to last year. Through the middle of the second quarter 1999, the Corporation's computer processing was done by the affiliate, SCC Resources, Inc. The computer processing expense for 2000 represents nine months of processing through Jack Henry and Associates, while 1999 expense represents approximately five months of processing through Jack Henry and Associates. These increases were offset by a $292,101 decrease in professional fees. The Corporation had higher professional fees in 1999 related to its conversion to JHA's software as well as to preparations made for Y2K issues.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        Income tax expense for the first nine months of 2000 totaled $1,367,800 compared to $1,621,382 for the first nine months of 1999. This was a decrease of $253,582, or 15.6 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $646,571, attributed mostly to reduced income from the sale of equity securities. The effective tax rates were comparable for the nine-month periods ended September 30, 2000 and September 30, 1999, at 26.4% and 27.8% respectively.

        Three Months Ended September 30, 2000 and 1999

        Net income for the three months ended September 30, 2000 was $1,236,296, or $.30 per common share compared to $1,149,980, or $.27 per common share for the same period in 1999. This was an increase of $86,316, or
        7.5 percent. Some of the reasons for the changes are explained below. Total interest income for the third quarter of 2000 increased $558,409, or 6.8 percent compared to the same period in 1999. The average rate on earning assets on a tax equivalent basis for the third quarter of 2000 was 7.68 percent and 7.20 percent for the same period of 1999. Total interest expense for the third quarter of 2000 increased $324,439, or
        8.7 percent compared to the same period of 1999. Interest on deposits increased $147,735, in part due to an increase in rates. Federal funds were purchased to make up for this lost source of funding, with a corresponding increase to interest expense of $183,778. Management views this as a short term funding source that could be reduced through maturities or sales of securities in the future.

        The average rate on interest-bearing liabilities for the third quarter of 2000 was 4.24 percent compared to 3.79 percent for the same period of 1999. The net interest margin on a tax equivalent basis was 4.12 percent for the three-month period ended September 30, 2000 and 4.04 percent for the same period ended September 30, 1999.

        Noninterest income for the third quarter of 2000 totaled $1,253,431, compared to $974,907 for the same period of 1999, an increase of $278,524. Gain on securities for the third quarter of 2000 decreased $9,532 compared to 1999. Revenue from computer operations increased $36,443. Other operating income increased $61,652. Service charges on deposit accounts increased $186,885 as a result of a comprehensive review program of all service charges and fees undertaken at all three banks.

        Gain on the sale of loans have gone from $11,539 for the quarter ended September 30, 1999 to $14,615 for the same period in 2000, an increase of $3,076. Rising interest rates have reduced the demand for fixed rate mortgages. Decreased demand has led to a decrease in the volume of loans sold, thereby minimizing gains.

        Noninterest expense for the three months ended September 30, 2000 totaled $4,023,721 compared to $3,755,882 for the same period in 1999. This was an increase of $267,839, or 7.1 percent. Equipment expense increased $63,452 as a result of increased depreciation and maintenance

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        expense. Salaries and benefits increased $167,732, or 10.3 percent compared to the third quarter of 1999 as a result of the Corporation adding employees at both the existing affiliates as well as the new affiliate, Mr. Money. Also, other expenses related to Mr. Money increased $75,619 in the third quarter of 2000. Professional fees decreased by $187,944 compared to the same period of 1999. The Corporation had higher professional fees in 1999 related to its conversion to JHA's software as well as to preparations made for Y2K issues.

        Income tax expense for the second quarter of 2000 totaled $421,706 compared to $472,367 for the same period of 1999. This was an decrease of $50,661, or 10.7 percent. The effective tax rates for the three-month periods ended September 30, 2000 and September 30, 1999, were 25.4% and 29.1% respectively


CAPITAL RESOURCES

        Shareholders' equity totaled $48,782,929 at September 30, 2000 compared to $48,194,788 at December 31, 1999. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                 Corporation Ratios            Regulatory
                              9/30/00         12/31/99         Minimums
                              -------         --------         ----------
Tier I Risk Based Capital      15.2%            17.3%             4.0%
Total Risk Based Capital       16.4%            18.7%             8.0%
Leverage Ratio                  9.6%             9.6%             4.0%


        The Corporation paid a cash dividend of $.17 per common share each on February 1, May 1, and August 1, 2000 compared to $.16 per common share each on February 1, May 1, and August 1, 1999.

        Capital expenditures totaled $592,941 for the first nine months of 2000 compared to $844,975 for the same period of 1999.


LIQUIDITY

        Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $37,960,000 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $57,752,808 at September

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q

--------------------------------------------------------------------------------

        30, 2000. Finally, 99.7% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.

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

        There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 46.0 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None


ITEM 6.  (a) EXHIBIT NO. 27        Financial Data Schedule..................27
         (b) EXHIBIT NO. 99        Safe Harbor under the Private Securities
                                     Litigation Reform Act of 1995
         (c) REPORTS ON FORM 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                             November 10, 2000
------------------------------                  -----------------
David A. Voight                                 Date
President



/s/ James O. Miller                             November 10, 2000
------------------------------------            -----------------
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

99              Safe Harbor Under the Private           Incorporated by reference to Exhibit 99 to
                Securities Litigation Reform            Annual Report on Form 10-K for the Year Ended
                Act of 1995                             December 31, 1999 filed by the registrant on
                                                        March 24, 2000