Form 10-K
period 2000-12-31
FIRST CITIZENS BANC CORP /OH
filed 2001-03-30
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0 - 25980
                                               ---------

                            FIRST CITIZENS BANC CORP
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                            34-1558688
------------------------------------                      ---------------------
   State or other jurisdiction of                             (IRS Employer
    incorporation or organization                           Identification No.)

 100 EAST WATER STREET, SANDUSKY, OHIO                         44870
---------------------------------------                   ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (419) 625 - 4121
                                                          ---------------------

         Securities registered pursuant to Section 12(b) of the Act:
       None Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [  X  ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of January 31, 2001 was $64,790,542.

As of January 31, 2001, there were 4,082,619 shares of no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10K. Portions of the registrant's Proxy Statement, to be dated approximately March 16, 2001, are incorporated by reference into Part III of this Form 10K

                                      INDEX



PART I

Item 1.   Description of Business.............................................................................    1
Item 2.   Description of Properties...........................................................................   13
Item 3.   Legal Proceedings...................................................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.................................................   13

PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................   13
Item 6.   Selected Financial Data.............................................................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..........................................................................   13
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........................................   14
Item 8.   Financial Statements and Supplementary Data.........................................................   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..........................................................................   14

PART III

Item 10.  Directors and Executive Officers of the Registrant..................................................   14
Item 11.  Executive Compensation..............................................................................   14
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................   14
Item 13.  Certain Relationships and Related Transactions......................................................   14

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................   15


Signatures....................................................................................................   16


PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     First Citizens Banc Corp (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Graham-Leech-Bliley Act of 1999 (GLB Act), as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $489,259 at December 31, 2000. FCBC and its subsidiaries are referred to together as the Corporation.

     THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio and one Loan Production office in Port Clinton, Ohio. This subsidiary accounts for 60% of the Corporation's consolidated assets at December 31, 2000.

     THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in Willard, Ohio and the Ohio villages of Chatfield, Tiro, Richwood and Green Camp. Farmers accounts for 28% of the Corporation's consolidated assets at December 31, 2000.

     THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. Castalia accounts for 10% of the Corporation's consolidated assets at December 31, 2000.

     SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1998, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 1999. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2000.

     R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2000.

-------------------------------------------------------------------------------

     MR. MONEY FINANCE COMPANY (Mr. Money) was formed in year 2000 to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in Norwalk, Ohio. Loans for Mr. Money come from direct consumer lending to customers, acquisition of loans from brokers and from home improvement contractors and automobile dealerships. The primary focus of lending for Mr. Money is in the mortgage and home improvement type of credits. Mr. Money accounts for less than three percent of the Corporation's consolidated assets as of December 31, 2000.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         FCBC is a bank financial holding company. Through the three subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to items of this Form 10-K for financial information about the Corporation's banking business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     GENERAL

         The Corporation's primary business is incidental to the three subsidiary banks. Citizens, Farmers and Castalia, located in Erie, Crawford, Huron, Union, Marion, Richland and Ottawa Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans and purchasing securities. The subsidiary banks do not operate a trust department.

         Interest and fees on loans accounted for 67% of total revenue for 2000 and 61% of total revenue for 1999. The primary focus of lending is real estate mortgages. Residential real estate mortgages comprised 63% of the total loan portfolio in 2000 and 62% of the total loan portfolio in 1999. Citizens', Farmers' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

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

-------------------------------------------------------------------------------

     EMPLOYEES

     FCBC has no employees. The subsidiary companies employ approximately 208 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

     SUPERVISION AND REGULATION

     On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 (GLB Act), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.

     The GLB Act introduced the concept of functional regulation. Functional regulation mandates that the Board of Governors of the Federal Reserve System give deference to the Securities and Exchange Commission and relevant state securities and insurance authorities with respect to interpretations and enforcement of activities within their respective jurisdictions.

     The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Federal regulatory agencies with primary supervisory authority over numerous financial institutions have responsibility for implementing this privacy provision. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     FCBC, registered as a financial holding company in 2000 and therefore is subject to the GLB Act. The Federal Reserve Board will serve as the umbrella regulator for financial holding companies while the financial holding company's separately regulated subsidiaries will be regulated by their primary functional regulators. In addition to meeting "well capitalized" and "well managed" standards, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions necessary in order for them to engage in new financial activities. Financial subsidiaries of banks may also be formed to engage in a new range of activities under the GLB Act.

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

     The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary Banks had risk-based capital ratios above minimum requirements at December 31, 2000.

-------------------------------------------------------------------------------

     REGULATION OF BANK SUBSIDIARIES

     In addition to regulation of FCBC, FCBC's banking subsidiaries are subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

     As Ohio chartered banks, all three of FCBC's banking subsidiaries, Citizens, Castalia and Farmers, are supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens and Castalia are members of the Federal Reserve System. All three banks are subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions and Citizens and Castalia are additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the banks and not for their shareholders. In addition, Mr. Money is supervised and regulated by, and is subject to periodic examinations by, the State of Ohio Department of Commerce, Division of Financial Institutions.

     The deposits of Citizens, Castalia and Farmers are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), and all three entities are subject to the Federal Deposit Insurance Act. Farmers is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default.

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

(e)  STATISTICAL INFORMATION

     The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2000 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

-------------------------------------------------------------------------------

I. Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2000, 1999 and 1998 is included on pages 12 through 14 - "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates", within Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.  Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

                                                                              2000           1999           1998
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)


AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $    48,029    $    63,224     $    70,125
Corporate Bonds                                                                5,413         13,012          18,117
Obligations of states and political subdivisions (1)                          43,919         52,606          54,404
Other securities, including mortgage-backed securities (1)                    18,153         21,413          29,307
                                                                         -----------    -----------     -----------

     Total                                                               $   115,514    $   150,255     $   171,953
                                                                         ===========    ===========     ===========
HELD TO MATURITY

Obligations of states and political subdivisions (1)                     $       155    $       232     $       355
Other securities, including mortgage-backed securities (1)                       123            174             455
                                                                         -----------    -----------     -----------

     Total                                                               $       278    $       406     $       810
                                                                         ===========    ===========     ===========


(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.





-------------------------------------------------------------------------------

The following tables set forth the maturities of securities at December 31, 2000 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                                Maturing
                                                    ----------------------------------------------------------------
                                                                                After one            After five
                                                          Within               but within            but within
                                                         ONE YEAR              FIVE YEARS             TEN YEARS
                                                         --------              ----------             ---------
                                                     Amount     Yield      Amount      Yield     Amount      Yield
                                                     ------     -----      ------      -----     ------      -----
                                                                          (Dollars in thousands)


AVAILABLE FOR SALE (4)

U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                                    $   10,901   5.41%     $  37,128   5.94%     $       -      -
Obligations of states and political
  subdivisions (1)                                     6,206   4.77         25,445   4.57         12,027   4.51
Other securities (2)                                   3,037   5.82          2,616   6.12              -
                                                  ----------             ---------             ---------

    Total                                         $   20,145   5.28%     $  65,189   5.41%     $  12,027   4.51%
                                                  ==========             =========             =========

HELD TO MATURITY

Obligations of states and political subdivisions (1)                     $     155   4.54%     $       -      -
Other securities (3)                                                                                  47   4.50%
                                                                         ---------             ---------

    Total                                                                $     155   4.54%     $      47   4.50%
                                                                         =========             =========


(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $11,077 of mortgage-backed securities and $7,076 of equity securities.

(3)  Excludes $76 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

-------------------------------------------------------------------------------

III. Loan Portfolio

TYPES OF LOANS

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.


                                              2000           1999           1998            1997           1996
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)


Commercial and agricultural              $     26,416   $      26,077   $     24,140   $     26,657    $     24,053
Commercial real estate                         60,546          48,301         53,804         49,428          44,599
Residential real estate                       217,344         178,876        173,789        183,031         165,148
Real estate construction                        9,684           4,482          3,493          3,923           3,449
Consumer                                       29,509          28,106         27,490         28,759          25,949
Leases                                            590             392            589            736             883
Credit card and other                           2,979           3,576          1,426          1,694           1,850
                                         ------------   -------------   ------------   ------------    ------------

                                         $    347,068   $     289,810   $    284,731   $    294,228    $    265,931
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

-------------------------------------------------------------------------------

Credit card loans are made as a convenience to existing customers of the Corporation. All such loans are made on an unsecured basis, lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Corporation.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation's consolidated financial statements. As of December 31, 2000 and 1999, the Corporation was contingently liable for $339 and $507 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2000 and 1999, the Corporation had commitments to extend credit in the aggregate amounts of approximately $32,734 and $27,060. Of these amounts, $28,170 and $23,982 represented lines of credit and construction loans, and $4,564 and $3,078 represented credit card commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2000 and 1999.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of commercial and agricultural, commercial real estate and real estate construction loans outstanding as of December 31, 2000, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                               Maturing
                                                  ------------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    One Year         Five Years      Five Years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)


Commercial and agricultural                       $     11,748     $       9,751     $      4,917      $     26,416
Commercial real estate                                   3,450            12,760           44,336            60,546
Real estate construction                                   899             3,476            5,309             9,684
                                                  ------------     -------------     ------------      ------------
                                                  $     16,097     $      25,987     $     54,562      $     96,646
                                                  ============     =============     ============      ============


                                                             Interest
                                                            Sensitivity
                                                  ------------------------------
                                                      Fixed           Variable
                                                      Rate              Rate
                                                      ----              ----
                                                      (Dollars in thousands)


Due after one but within five years               $     19,795     $       6,192
Due after five years                                    17,356            37,206
                                                  ------------     -------------
                                                  $     37,152     $      43,398
                                                  ============     =============

The preceding maturity information is based on contract terms at December 31, 2000 and does not include any possible "rollover" at maturity date. In the normal course of business, the Corporation considers and acts on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.


--------------------------------------------------------------------------------

RISK ELEMENTS

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.


                                                              2000         1999       1998       1997       1996
                                                              ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $    1,368   $   1,682   $   1,693  $   1,969  $     921

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                   558         834       1,235      1,717      1,308

Loans whose terms have been renegotiated to provide a
  reduction or deferral of interest or principal because
  of a deterioration in the financial position of
  the borrower (3)                                                634         693         305        308         --
                                                           ----------   ---------   ---------  ---------  ---------

     Total                                                 $    2,560   $   3,209   $   3,233  $   3,994  $   2,229
                                                           ==========   =========   =========  =========  =========

Impaired loans included in above totals                    $    2,778   $     994   $   1,196  $     864  $   1,745
Impaired loans not included in above totals                     2,374       3,166       2,963      3,571      1,470
                                                           ----------   ---------   ---------  ---------  ---------

Total impaired loans                                       $    5,152   $   4,160   $   4,159  $   4,435  $   3,215
                                                           ==========   =========   =========  =========  =========

There are no loans as of December 31, 2000, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2000.

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

Interest income recognition associated with impaired loans was as follows.

                                                        2000         1999         1998         1997         1996
                                                        ----         ----         ----         ----         ----

Interest income on impaired loans, including
  interest income recognized on a cash basis        $      344   $      320   $      273    $     227    $      242
                                                    ==========   ==========   ==========    =========    ==========
Interest income on impaired loans recognized on
  a cash basis                                      $      344   $      320   $      273    $     182    $      141
                                                    ==========   ==========   ==========    =========    ==========

There were no foreign outstandings for any period presented.

No concentrations of loans exceeded 10% of total loans.


-------------------------------------------------------------------------------

IV.  Summary of Loan Loss Experience

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.


                                             2000           1999           1998            1997           1996
                                             ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Daily average amount of loans,
  net of unearned income                $    314,071  $     284,080   $     288,108  $     280,141   $      250,719
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
  losses at beginning of year           $      4,274  $       4,567   $       4,707  $       3,935   $        3,585

Loan charge-offs:
   Commercial and agricultural and
     commercial real estate                      612             63             134             53               90
   Real estate mortgage                          166             95              40             70               32
   Real estate construction                        -              -               -              -                -
   Consumer                                      447            582             490            387              344
   Leases                                          -              -               -              -                3
   Credit card and other                          46             49              61             47               51
                                        ------------  -------------   -------------  -------------   --------------
                                               1,271            789             725            557              520

Recoveries of loans previously
   Charged-off:
   Commercial and agricultural and
     commercial real estate                       75             29              32             48               41
   Real estate mortgage                           57             13              31              2                2
   Real estate construction                        -              -               -              -                -
   Consumer                                      148            170             133            132               82
   Leases                                          -              -               -              -                -
   Credit card and other                          17             17              27             18               12
                                        ------------  -------------   -------------  -------------   --------------
                                                 297            229             223            200              137
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (1)                             (974)          (559)           (502)          (357)            (383)

Provision for loan losses (2)                    807            267             362          1,129              733
                                        ------------  -------------   -------------  -------------   --------------
Allowance for loan losses
  at end of year                        $      4,107  $       4,274   $       4,567  $       4,707   $        3,935
                                        ============  =============   =============  =============   ==============
Allowance for loan losses
  as a percent of loans
  at year-end                                   1.19%          1.48%           1.60%          1.60%           1.48%
                                            ========        =======        ========       ========         =======
Ratio of net charge-offs during
  the year to average loans
  outstanding                                    .31%           .20%            .17%           .13%            .15%
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


-------------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

                                                                    2000                           1999
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
(Dollars in thousands)                                     Allowance    Total Loans        Allowance    Total Loans
                                                           ---------    -----------        ---------    -----------
Commercial and agricultural                               $       316          7.8%     $       531          9.0%
Commercial real estate                                            969         17.4              152         16.7
Real estate mortgage                                            1,439         62.6            1,447         61.7
Real estate construction                                           12          2.8                -          1.6
Consumer                                                          327          8.5              544          9.7
Credit card and other                                               8          0.8               12          1.2
Leases                                                              -          0.1               23          0.1
Unallocated                                                     1,036                         1,565
                                                          -----------     --------      -----------      -------
                                                          $     4,107        100.0%     $     4,274        100.0%
                                                          ===========     ========      ===========      =======


                                                                    1998                           1997
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
                                                           Allowance    Total Loans       Allowance     Total Loans
                                                           ---------    -----------       ---------     -----------
Commercial and agricultural and commercial
  real estate                                             $       932         27.4%     $       768         25.9%
Real estate mortgage                                            1,202         61.0            1,509         62.2
Real estate construction                                            -          1.2                -          1.3
Consumer                                                          784          9.7              377          9.8
Credit card and other                                              22          0.5               15          0.6
Leases                                                             24          0.2               29          0.2
Unallocated                                                     1,603                         2,009
                                                          -----------     --------      -----------      -------
                                                          $     4,567        100.0%     $     4,707        100.0%
                                                          ===========     ========      ===========      =======

                                                                    1996
                                                                    ----
                                                                        Percentage
                                                                        of loans to
                                                           Allowance    Total Loans
                                                           ---------    -----------
Commercial and agricultural and commercial
  real estate                                             $     1,152         25.8%
Real estate mortgage                                              308         62.1
Real estate construction                                            -          1.3
Consumer                                                          235          9.8
Credit card and other                                              11          0.7
Leases                                                             35          0.3
Unallocated                                                     2,194
                                                          -----------    ---------
                                                          $     3,935        100.0%
                                                          ===========     ========


--------------------------------------------------------------------------------

DEPOSITS

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

                                          2000                        1999                        1998
                                  ------------------------    --------------------------  --------------------------
                                     Average     Average        Average       Average        Average      Average
                                     Balance    Rate Paid       Balance      Rate Paid       Balance     Rate Paid
                                     -------    ---------       -------      ---------       -------     ---------
                                                               (Dollars in thousands)

Noninterest-bearing
  demand deposits               $     44,270        N/A     $     39,123         N/A    $     36,327         N/A
Interest-bearing demand
  deposits                            58,612       2.71%          49,189        1.36%         40,798        2.12%
Savings, including Money
  Market deposit accounts            109,316       2.56%         115,057        2.78         114,282        2.87
Certificates of deposit,
  including IRAs                     188,723       5.19%         206,296        5.01         212,081        5.55
                                ------------                ------------                ------------
                                $    400,921                $    409,665                $    403,488
                                ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2000 are summarized as follows.


                                                                              Individual
                                                           Certificates       Retirement
                                                            of Deposits        Accounts         Total
                                                            -----------        --------         -----
                                                                        (Dollars in thousands)


           3 months or less                                $    13,779      $      623       $    14,402
           Over 3 through 6 months                               7,956             103             8,059
           Over 6 through 12 months                              6,169             801             6,970
           Over 12 months                                        5,912             793             6,705
                                                           -----------      ----------       -----------
                                                           $    33,816      $    2,320       $    36,136
                                                           ===========      ==========       ===========

SHORT-TERM BORROWINGS

See Note 8 to the consolidated financial statements (located at page 8 of the Annual Report to Shareholders) and "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" (located at pages 12 and 13 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2000, 1999 and 1998.

RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders.



--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns and operates three branch banking offices in Perkins Township (Sandusky, Ohio), branch banking office in the Ohio communities of Berlin Heights and Huron, and a loan production office in Port Clinton, Ohio. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Willard, Chatfield, Tiro, Richwood and Green Camp. Castalia owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC owns its processing center located at 1845 Superior Street, Sandusky, Ohio. Reynolds leases offices in downtown Sandusky, Ohio. Mr. Money leases two properties, one in downtown Sandusky and the other in downtown Norwalk, Ohio.

FCBC has three wholly-owned subsidiary banks, a wholly-owned item processing company subsidiary, a wholly owned finance company and a wholly-owned real estate appraisal company subsidiary.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this section is incorporated by reference to the information appearing under the caption "Common Stock and Stockholder Matters" located on page 2 and 3 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION - AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999 AND FOR THE YEARS ENDING DECEMBER 31, 2000, 1999 AND 1998

"Management's Discussion and Analysis if Financial Condition and Results of Operations" appears on pages 4 through 16 of First Citizens Banc Corp's 2000 Annual Report to Shareholders and is incorporated herein by reference.




--------------------------------------------------------------------------------

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 16 through 18 of First Citizens Banc Corp's 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

First Citizens Banc Corp's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp's 2000 Annual Report to Shareholders (Exhibit 13, pages 19 through 45). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 19 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 45.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                        Consolidated Statements of Income
                   For the three years ended December 31, 2000

           Consolidated Statements of Changes in Shareholders' Equity
                   For the three years ended December 31, 2000

                      Consolidated Statements of Cash Flows
                   For the three years ended December 31, 2000

                   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

PART III

Information relating to the following items in included in First Citizens Banc Corp's Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 17, 2001, ("2000 Proxy Statement") dated March 16, 2001, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

3    EXHIBITS
     (3)(i) Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

     (3)(ii) Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

     (4) Certificate for Registrant's Common Stock is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

     (10)     Employment Agreement with Arthur J. Pucci, dated April 3, 2000.

     (11) Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under
              Item 8 of this Form 10-K.

     (13)     First Citizens Banc Corp 2000 Annual Report to Shareholders

     (21)     Subsidiaries of the Registrant.



(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.





-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    First Citizens Banc Corp
                ----------------------------------------------------------------
By     /S/ David A. Voight
       --------------------------------------------------------
       David A. Voight, President (Principal Executive Officer)

By     /S/ JAMES O. MILLER
       -----------------------------------------------------------------------
       James O. Miller, Executive Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/S/ Lowell W. Leech                                                    /s/ David A. Voight
------------------------------------------                             -------------------
Lowell W. Leech                                                        David A. Voight
Chairman of the Board                                                  President, Director

/S/ John L. Bacon                                                      /s/ Dean S. Lucal
------------------------------------------                             -----------------
John L. Bacon                                                          Dean S. Lucal
Director                                                               Director

/S/ Robert L. Bordner                                                  /s/ W. Patrick Murray
------------------------------------------                             ---------------------
Robert L. Bordner                                                      W. Patrick Murray
Director                                                               Director

/S/ Mary Lee G. Close                                                  /s/ George L. Mylander
------------------------------------------                             ----------------------
Mary Lee G. Close                                                      George L. Mylander
Director                                                               Director

/S/ Blythe A. Friedley                                                 /s/ Paul H. Pheiffer
------------------------------------------                             --------------------
Blythe A. Friedley                                                     Paul H. Pheiffer
Director                                                               Director

/S/ Richard B. Fuller                                                  /s/ Richard O. Wagner
------------------------------------------                             ---------------------
Richard B. Fuller                                                      Richard O. Wagner
Director                                                               Director

/S/ H. Lowell Hoffman, M.D.
---------------------------
H. Lowell Hoffman, M.D.
Director



-------------------------------------------------------------------------------