Form 10-Q
period 2001-03-31
FIRST CITIZENS BANC CORP /OH
filed 2001-05-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................March 31, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

Commission File Number:..................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                     34-1558688
                ----                                     ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization)                          Identification Number)

         100 East Water Street, Sandusky, Ohio            44870
         -------------------------------------------------------
         (Address of principle executive offices)     (Zip Code)

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

                           Common Stock, no par value
                           Outstanding at May 11, 2001
                             4,082,619 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  March 31, 2001 and December 31, 2000.........................................................3
              Consolidated Statements of Income (unaudited)
                  Three months ended March 31, 2001 and 2000...................................................4
              Consolidated Statements of Comprehensive Income (unaudited)
                  Three months ended March 31, 2001 and 2000...................................................5
              Consolidated Statement of Shareholders' Equity (unaudited)
                  For the years ended December 31, 2000 and
                  three months ended March 31, 2001............................................................6
              Condensed Consolidated Statement of Cash Flows (unaudited)
                  Three months ended March 31, 2001 and 2000...................................................7
              Notes to Consolidated Financial Statements (unaudited)........................................8-15

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................................16-20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................20-21


PART II.  Other Information

ITEM 1.  Legal Proceedings....................................................................................22

ITEM 2.  Changes in Securities and Use of Proceeds............................................................22

ITEM 3.  Defaults Upon Senior Securities......................................................................22

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................22

ITEM 5.  Other Information....................................................................................22

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................22

SIGNATURES....................................................................................................23

                          FIRST CITIZENS BANC CORP
                         Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                                               (Unaudited)
                                                                                   March 31,            December 31,
         Assets                                                                      2001                   2000
                                                                                ----------------       ----------------
Cash and due from banks                                                       $          21,368      $          15,735
Interest-bearing deposits                                                                     0                     51
Securities
         Available-for-sale                                                             115,717                115,514
         Held-to-maturity (Estimated Fair Value of $277 at
                 March 31, 2001, and $278 at December 31, 2000)                             274                    278
                                                                                ----------------       ----------------
                 Total securities                                                       115,991                115,792

Loans held for sale                                                                         949                    571

Loans                                                                                   350,664                346,089
         Less: Allowance for loan losses                                                 (4,319)                (4,107)
                                                                                ----------------       ----------------
                 Net loans                                                              346,345                341,982

Office premises and equipment, net                                                        7,151                  7,221
Intangible assets                                                                         1,788                  1,869
Accrued interest and other assets                                                         6,428                  6,038
                                                                                ----------------       ----------------

                 Total assets                                                 $         500,020      $         489,259
                                                                                ================       ================

         Liabilities
Deposits
         Noninterest-bearing deposits                                         $          41,653      $          42,306
         Interest-bearing deposits                                                      368,048                349,662
                                                                                ----------------       ----------------
                 Total deposits                                                         409,701                391,968

Federal Home Loan Bank borrowings                                                         1,255                  1,400
Securities sold under agreements to repurchase                                           12,065                 12,946
U. S. Treasury interest-bearing demand deposit note payable                                 384                  1,207
Notes payable to other financial institutions                                            14,000                 10,600
Federal funds purchased                                                                   9,665                 20,000
Accrued interest, taxes and other expenses                                                3,698                  3,213
                                                                                ----------------       ----------------

                 Total liabilities                                                      450,768                441,334

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                                         23,258                 23,258
Retained earnings                                                                        29,060                 28,614
Treasury stock, 180,782 shares at cost at March 31, 2001,
         175,782 shares at cost at December 31, 2000                                     (4,919)                (4,818)
Accumulated other comprehensive income                                                    1,853                    871
                                                                                ----------------       ----------------
                 Total shareholders' equity                                              49,252                 47,925
                                                                                ----------------       ----------------

                 Total liabilities and shareholders' equity                   $         500,020      $         489,259
                                                                                ================       ================


See notes to interim consolidated financial statements                    Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                            Three months ended
                                                                 March 31,
                                                 -----------------------------------
                                                          2001              2000
INTEREST INCOME:
     Loans, including fees                       $          7,504  $          5,935
     Taxable securities                                     1,158             1,516
     Nontaxable securities                                    447               547
     Federal funds sold                                        44                33
     Other                                                     10                14
                                                   ---------------   ---------------
         Total interest income                              9,163             8,045

INTEREST EXPENSE:
     Deposits                                               3,692             3,441
     FHLB Borrowings                                           19                27
     Other                                                    587               152
                                                   ---------------   ---------------
         Total interest expense                             4,298             3,620
                                                   ---------------   ---------------

NET INTEREST INCOME                                         4,865             4,425

PROVISION FOR LOAN LOSSES                                     296                95
                                                   ---------------   ---------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              4,569             4,330

NONINTEREST INCOME:
     Computer center data processing fees                     303               262
     Service charges                                          400               452
     Net gain/(loss) on sale of securities                      0                (1)
     Net gain/(loss) on sale of loans                          52                 0
     Other                                                    418               406
                                                   ---------------   ---------------
         Total noninterest income                           1,173             1,119

NONINTEREST EXPENSE:
     Salaries, wages and benefits                           1,948             1,647
     Net occupancy expense                                    237               200
     Equipment expense                                        252               242
     Computer processing                                      182               167
     State franchise tax                                      182               147
     Professional services                                    142               172
     Amortization of intangible assets                         82                82
     Other operating expenses                               1,076               987
                                                   ---------------   ---------------
         Total noninterest expense                          4,101             3,644
                                                   ---------------   ---------------

         Income before taxes                                1,641             1,805

Income tax expense                                            460               499
                                                   ---------------   ---------------

         Net Income                              $          1,181  $          1,306
                                                   ===============   ===============

     Earnings per share                          $           0.29  $           0.32
     Dividends declared per share                $           0.18  $           0.17
     Wtd. avg. shares during the period                 4,083,675         4,138,927


See notes to interim consolidated financial statements                    Page 4

            FIRST CITIZENS BANC CORP
     Consolidated Comprehensive Income Statements (Unaudited)
                 (In thousands)

                                                                                Three months ended
                                                                                      March 31,
                                                                                  2001       2000
                                                                                  ----       ----
Net income                                                                      $ 1,181    $ 1,306

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses) on available for sale securities            1,488       (631)
Reclassification adjustment for (gains) and losses later recognized in income      --            1
                                                                                -------    -------
Net unrealized gains and (losses)                                                 1,488       (630)
Tax effect                                                                         (506)       214
                                                                                -------    -------
Total other comprehensive income (loss)                                             982       (416)
                                                                                -------    -------
Comprehensive income                                                            $ 2,163    $   890
                                                                                =======    =======


See notes to interim consolidated financial statements                   Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)

                                                                                                      Accumulated
                                          Common Stock                                                    Other           Total
                                          Outstanding                 Retained        Treasury        Comprehensive    Shareholders'
                                            Shares        Amount      Earnings          Stock         Income/(Loss)       Equity
                                         ------------  ------------ ------------    --------------    --------------   ------------
Balance, January 1, 2000                   4,162,815    $    23,258 $     28,010    $       (2,877)   $         (196)  $     48,195

Net income                                                                 5,692                                              5,692

Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                      1,067          1,067

Purchase of treasury stock, at cost          (75,196)                                       (1,941)                          (1,941)

Cash dividends ($1.24 per share)                                          (5,088)                                            (5,088)
                                         ------------  ------------ ------------    --------------    --------------   -------------

Balance, December 31, 2000                 4,087,619         23,258       28,614            (4,818)              871         47,925

Net income                                                                 1,181                                              1,181
Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                        982            982

Purchase of treasury stock, at cost           (5,000)                                         (101)                            (101)

Cash dividends ($.18 per share)                                             (735)                                              (735)
                                         ------------  ------------ ------------    --------------    --------------  -------------

Balance, March  31, 2001                   4,082,619   $    23,258  $     29,060    $       (4,919)   $        1,853  $      49,252
                                         ============  ============ ============    ==============    ==============  =============


See notes to interim consolidated financial statements                   Page 6

                        FIRST CITIZENS BANC CORP
       Condensed Consolidated Statement of Cash Flows (Unaudited)
                              (In thousands)

                                                                             Three months ended March 31,
                                                                           -----------------------------------
                                                                                2001                2000
                                                                           ---------------     ---------------
Net cash from operating activities                                       $          1,020    $            255

Cash flows from investing activities
     Maturities of deposits held in other institutions                                 51                   -
     Maturities and calls of securities, held-to-maturity                               4                  20
     Maturities and calls of securities, available-for-sale                         2,267               3,177
     Purchases of securities, available-for-sale                                     (998)             (1,089)
     Proceeds from sale of securities, available-for-sale                               -               1,800
     Loans made to customers, net of principal collected                           (4,661)             (6,576)
     Loans purchased                                                                    -              (5,092)
     Change in federal funds sold                                                       -              (3,580)
     Proceeds from sale of property and equipment                                       -                  12
     Purchases of office premises and equipment                                      (163)               (102)
                                                                         -----------------   -----------------
            Net cash from investing activities                                     (3,500)            (11,430)

Cash flows from financing activities
     Repayment of FHLB borrowings                                                    (145)               (137)
     Net change in deposits                                                        17,733              22,326
     Change in securities sold under agreements to repurchase                        (881)             (3,577)
     Change in U. S. Treasury interest-bearing demand note payable                   (823)             (2,060)
     Change in notes payable                                                        3,400                   -
     Change in federal funds purchased                                            (10,335)                  -
     Purchases of treasury stock                                                     (101)             (1,319)
     Cash dividends paid                                                             (735)               (707)
                                                                         -----------------   -----------------
            Net cash from financing activities                                      8,113              14,526
                                                                         -----------------   -----------------

Net change in cash and due from banks                                               5,633               3,351
Cash and due from banks at beginning of period                                     15,735              14,599
                                                                         -----------------   -----------------
Cash and due from banks at end of period                                 $         21,368    $         17,950
                                                                         =================   =================

     Cash paid during the period for:
         Interest                                                        $          5,226    $          4,429
         Income taxes                                                    $              0    $              0


See notes to interim consolidated financial statements                   Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

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

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 2001 and its results of operations and changes in cash flows for the periods ended March 31, 2001 and 2000 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2001, SCC provided item processing for 12 financial institutions in addition to the three subsidiary banks. SCC accounted for less than 3.0% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.7% of total Corporation revenues. In September 2000 the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue generated through its third party insurance

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         agreement. At March 31, 2001, both First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc were inactive. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

         Certain items in the 2000 financial statements have been reclassified to correspond with the 2001 presentation.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security that is classified as held to maturity. The Corporation did not reclassify any securities upon adoption of SFAS No,
         133. SFAS No. 133, as deferred by SFAS No. 137 and amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The adoption of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Corporation's financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

(2) Securities

         Securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                                     March 31, 2001

                                                                                Gross           Gross
                  AVAILABLE FOR SALE                      Amortized Cost      Unrealized      Unrealized           Fair
                                                                                Gains           Losses             Value
                                                          --------------   --------------  ---------------   --------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies          $        47,820  $           866  $             0  $        48,686

Obligations of state and political subdivisions                  42,855            1,026               (4)          43,877

Corporate obligations                                             5,620               62              (82)           5,600

Other securities, including mortgage-backed
     securities and equity securities                            16,614              940                0           17,554
                                                        ---------------  ---------------  ---------------  ---------------
                                                        $       112,909  $         2,894  $           (86) $       115,717
                                                        ===============  ===============  ===============  ===============

                                                                                     March 31, 2001

                                                                                Gross           Gross
                  HELD TO MATURITY                        Amortized Cost      Unrealized      Unrealized           Fair
                                                                                Gains           Losses             Value
                                                          --------------   --------------  ---------------   --------------

Obligations of state and political subdivisions         $           155  $             1  $             -  $           156

Other securities, including mortgage-backed
     securities and equity securities                               119                2                -              121
                                                        ---------------  ---------------  ---------------  ---------------
                                                        $           274  $             3  $             -   $          277
                                                        ===============  ===============  ===============  ===============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

                                                                                     December 31, 2000

                                                                                Gross           Gross
                  AVAILABLE FOR SALE                      Amortized Cost      Unrealized      Unrealized           Fair
                                                                                Gains           Losses             Value
                                                          --------------   --------------  ---------------   --------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies           $      47,834    $         325    $        (130)  $      48,029

Obligations of state and political subdivisions                 43,500              516              (97)         43,919

Corporate obligations                                            5,630                9             (226)          5,413

Other securities, including mortgage-backed
     securities and equity securities                           17,230            1,024              (101)        18,153
                                                         -------------    -------------   ---------------  -------------
                                                         $     114,194    $       1,874   $          (554) $     115,514
                                                         =============    =============   ===============  =============

                                                                                     December 31, 2000

                                                                                Gross           Gross
                  HELD TO MATURITY                        Amortized Cost      Unrealized      Unrealized           Fair
                                                                                Gains           Losses             Value
                                                          --------------   --------------  ---------------   --------------

Obligations of state and political subdivisions         $          155   $            1  $             0  $          156

Other securities, including mortgage-backed
     securities and equity securities                             123                0                (1)           122
                                                        -------------    -------------   ---------------  -------------
                                                        $         278    $           1   $            (1) $         278
                                                        =============    =============   ===============  =============

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

        The amortized cost and fair value of securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.



AVAILABLE FOR SALE                                       Amortized        Fair
                                                           Cost           Value
                                                         --------       --------
Due in one year or less                                  $ 22,891      $ 23,029
Due after one year through five years                      63,028        64,429
Due after five years through ten years                     10,376        10,705
Due after ten years                                             0             0
Mortgage-backed securities                                 10,465        10,533
Equity securities                                           6,149         7,021
                                                         --------      --------
    Total securities available for sale                  $112,909      $115,717
                                                         ========      ========

HELD TO MATURITY                                         Amortized    Estimated
                                                           Cost       Fair Value
                                                         --------      --------
Due in one year or less                                  $     78      $     78
Due after one year through five years                          77            78
Mortgage-backed securities                                    119           121
                                                              ---           ---
    Total securities held to maturity                    $    274      $    277
                                                              ===           ===


Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:



                                     Three Months Ended
                                          March 31,
                          ------------------------------------------
                                 2001                   2000
                          -------------------    -------------------
Proceeds                                 $ -                $ 1,800
Gross gains                                -                      -
Gross losses                               -                     (1)

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         Securities with a carrying value of approximately $68,464 and $58,088 were pledged as of March 31, 2001 and December 31, 2000, respectively, to secure public deposits, other deposits and liabilities as required by law.


(3) Loans

         Loans at March 31, 2001 and December 31, 2000 were as follows:

                                                   3/31/2001          12/31/2000
                                                   ---------          ----------
Commercial and Agriculture                         $  25,031          $  26,416
Commercial real estate                                62,831             60,546
Real Estate - mortgage                               219,304            217,344
Real Estate - construction                            12,325              9,684
Consumer                                              28,665             29,509
Credit card and other                                  2,783              2,979
Leases                                                   702                590
                                                   ---------          ---------
     Total loans                                     351,641            347,068
Allowance for loan losses                             (4,319)            (4,107)
Deferred loan fees                                      (958)              (957)
Unearned interest                                        (19)               (22)
                                                   ---------          ---------
     Net loans                                     $ 346,345          $ 341,982
                                                   =========          =========


 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 was as follows:

                                                        2001              2000
                                                        ----              ----
Balance January 1,                                    $ 4,107           $ 4,274
Loans charged-off                                        (163)             (164)
Recoveries                                                 79                47
Provision for loan losses                                 296                95
                                                      -------           -------
Balance March 31,                                     $ 4,319           $ 4,252
                                                      =======           =======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         Information regarding impaired loans was as follows for the three months ended March 31.

                                                              2001       2000
                                                              ----       ----
Average investment in impaired loans                       $ 3,123    $ 3,976

Interest income recognized on impaired loans
     including interest income recognized on cash basis         22         80

Interest Income recognized on impaired loans
     on cash basis                                              22         80


         Information regarding impaired loans at March 31, 2001 and December 31, 2000 was as follows:

                                                        3/31/01       12/31/00
                                                        -------       --------
Balance impaired loans                                  $ 1,063        $ 5,152

Less portion for which no allowance for loan
     losses is allocated                                      -              -
                                                     -----------    -----------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated           $ 1,063        $ 5,152
                                                     ===========    ===========

Portion of allowance for loan losses allocated to
     the impaired loan balace                             $ 313        $ 1,179
                                                     ===========    ===========

         Nonperforming loans were as follows.

                                              March 31, 2001  December 31, 2000
                                             ---------------- -----------------

Loans past due over 90 days still on accrual         $ 1,923            $ 558
Nonaccrual                                             2,386            1,368


         Nonperforming loans would include some loans, which are classified as impaired, and smaller balance homogeneous loans, such as residential mortgages and consumer loans, that are collectively evaluated for impairment.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

(5) Commitments, Contingencies and Off-Balance Sheet Risk

         Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment.

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2001 and December 31, 2000.


                                                    Contract Amount
                                                    ---------------
                                         March 31, 2001     December 31, 2000
                                        ------------------  -------------------
Commitment to extend credit:
      Lines of credit and construction
        loans                                    $ 29,849             $ 28,170
      Credit cards                                  6,981                4,564
Letters of credit                                     383                  339
                                        ------------------  -------------------
                                                 $ 37,213             $ 33,073
                                        ==================  ===================


         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $4,610 at March 31, 2001 and had interest rates ranging from 5.25% to 12.50% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $6,064 at December 31, 2000 with interest rates ranging from 5.00% to 12.50% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2001 and December 31, 2000 approximated $4,071 and $4,148.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

INTRODUCTION

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2001, compared to December 31, 2000 and the consolidated results of operations for the three-month period ending March 31, 2001 compared to the same period in 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


FINANCIAL CONDITION

         Total assets of the Corporation at March 31, 2001 totaled $500,020 compared to $489,259 at December 31, 2000. This was an increase of $10,761, or 2.2 percent. Within the structure of the assets, net loans have increased $4,363, or 1.3 percent since December 31, 2000, primarily in the area of commercial and residential real estate loans, a portion of which was generated by Mr. Money. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $15,189 at March 31, 2001. Loans held-for-sale increased $378, or 66.2 percent from December 31, 2000. The balance in loans held for sale

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         is a function of the demand for fixed rate mortgages. As rates began to fall in the first quarter of 2001, the demand for fixed rate mortgages increased. At March 31, 2001, the net loan to deposit ratio was 84.5 percent compared to 87.2 percent at December 31, 2000.

         At March 31, 2001, $115,717, or 99.8 percent of the security portfolio was classified as available for sale. The $274 remainder of the portfolio was classified as held to maturity. Securities increased $200 from December 31, 2000.

         For the three months of operations in 2001, $296 was placed into the allowance for loan losses from earnings compared to $95 for the same period of 2000. The increased provision is mainly a result of loan growth, including Mr. Money, which reserves for loans at a higher level. To evaluate the adequacy of the allowance foe loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first three months of 2001 were $163 compared to $164 for the same period of 2000. The March 31, 2001 allowance for loan losses as a percent of total loans was 1.23 percent compared to 1.19 percent at December 31, 2000.

         Office premises and equipment have decreased $70 and intangible assets have decreased $82 since December 31, 2000. The decrease in office premises and equipment is attributed to new purchases of $163 and depreciation of $233. Intangible assets decreased due to amortization.

         Accrued interest and other assets totaled $6,428 at March 31, 2001 compared to $6,038 at December 31, 2000, an increase of $390. This increase was primarily due to increases in interest receivable of $248. This increase is largely due to increased interest receivable at Mr. Money.

         Total deposits at March 31, 2001 increased $17,733 from year-end 2000. Noninterest-bearing deposits, representing demand deposit balances, decreased $653 from year-end 2000. Interest-bearing deposits, including savings and time deposits, increased $18,386 from year-end 2000. The year to date 2001 average balance of savings deposits has decreased $2,299 compared to the average balance of the same period for 2000. The current average rate of these deposits is 2.35 percent compared to 2.37 percent in 2000. The year to date 2001 average balance of time certificates has increased $2,994 compared to the average balance for the same period for 2000. In conjunction with market conditions, and in order to remain competitive, the banks have offered special rates on various certificates of deposit. As a result, the banks have experienced shifting toward the special rate certificates of deposit. Additionally, the banks usage of fed funds purchased as a funding source has led to an increase in the overall rate on interest-bearing liabilities. The current average rate on deposits is 5.50 percent compared to 4.92 percent for the same period in 2000.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         Total borrowed funds have decreased $8,784 from December 31, 2000 to March 31, 2001. Federal funds purchased have decreased $10,335 since December 31, 2000. The need to use federal funds purchased has decreased somewhat, due to increased deposits. However, in the short term, there is still a need to supplement traditional funding sources with non-deposit funding. In addition, the Corporation has notes outstanding with other financial institutions totaling $14,000 at March 31, 2001. These notes were used to fund the loan growth at Mr. Money. Federal Home Loan Bank borrowings have decreased $145 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $881 and U.S. Treasury Tax Demand Notes have decreased $823.

         Shareholders' equity at March 31, 2001 was $49,252, which was 9.8 percent of total assets. Shareholders' equity at December 31, 2000 was $47,925, which was 9.8 percent of total assets. The increase in shareholders' equity is made up of earnings of $1,181, less dividends paid of $735 and the purchase of 5,000 treasury shares for $101 and the increase in the market value of securities available for sale, net of tax, of $982. The Corporation paid cash dividends on February 1, 2001 at a rate of $.18 per share. Total outstanding shares at March 31, 2001 were 4,082,619.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2001 and 2000

         Net income for the three months ended March 31, 2001 was $1,181, or $.29 per common share compared to $1,306, or $.32 per common share for the same period in 2000. This was a decrease of $125, or 9.6 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first three months of 2001 increased $1,118, or 13.9 percent compared to the same period in 2000. The average rate on earning assets on a tax equivalent basis for the first three months of 2001 was 7.65 percent and 7.25 percent for the first three months of 2000. The increase in yield is due to the assets booked in 2000 at higher rates. Total interest expense for the first three months of 2001 has increased $678, or 18.7 percent compared to the same period of 2000. This increase is mainly attributed to an increase in interest on deposits of $251 and an increase in interest on other borrowings of $435. Although the average balance on interest bearing deposits is down for the first quarter 2001 compared to the first quarter 2000, the rate on these deposits is up. Interest on other borrowings increased due to increased usage of fed funds purchased as a source of funding for loan growth. Interest on FHLB borrowings is down due to balances borrowed being lower in 2001. The average rate on interest-bearing liabilities for the first three months of 2001 was
         4.22 percent compared to 3.89 percent for the same period of 2000. The net interest margin on a tax equivalent basis was 4.14 percent for the three-month period ended March 31, 2001 and 3.97 percent for the same period ended March 31, 2000.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         Noninterest income for the first three months of 2001 totaled $1,173, compared to $1,119 for the same period of 2000, an increase of $54. Revenue from computer operations increased $41. SCC provides item processing for 12 financial institutions in addition to the three subsidiary banks. Other operating income increased $12.

         Gain on the sale of loans increased $52 because falling interest rates increased the demand for fixed rate mortgages. This increased the volume of loans sold, thereby increasing gains.

         Noninterest expense for the three months ended March 31, 2001 totaled $4,101 compared to $3,644 for the same period in 2000. This was an increase of $457, or 12.5 percent. Equipment expense increased $10 as a result of increased depreciation and maintenance expense. Salaries and benefits increased $301, or 18.3 percent compared to the first three months of 2000 as a result of the Corporation adding employees at both the existing affiliates as well as the new affiliate, Mr. Money. Computer processing increased by $15 compared to last year. These increases were offset by a $30 decrease in professional fees.

         Income tax expense for the first three months of 2001 totaled $460 compared to $499 for the first three months of 2000. This was a decrease of $39, or 7.8 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $164. The effective tax rates were comparable for the three-month periods ended March 31, 2001 and March 31, 2000, at 28.0% and 27.6%
         respectively.

CAPITAL RESOURCES

         Shareholders' equity totaled $49,252, at March 31, 2001 compared to $47,925 at December 31, 2000. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                          Corporation Ratios        Regulatory
                                       3/31/01        12/31/00      Minimums
                                       -------        --------      --------
Tier I Risk Based Capital               14.3%          14.1%          4.0%
Total Risk Based Capital                15.6%          15.3%          8.0%
Leverage Ratio                           9.3%           9.3%          4.0%


         The Corporation paid a cash dividend of $.18 per common share each on February 1, 2001 compared to $.17 per common share each on February 1, 2000.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         Capital expenditures totaled $163 for the first three months of 2001 compared to $102 for the same period of 2000.


LIQUIDITY

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $45,261 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $67,165 at March 31, 2001. Finally, 99.8% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

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

         The Corporation's 2000 annual report details a table, which provides information about the Banks financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and weighted average interest rate. For variable rate loans the contractual maturity and weighted average interest rate were used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposits, a decay rate was utilized to match their most likely withdrawal behavior.

         Management believes that no events have occurred since December 31, 2000 which would significantly change the ratio of rate sensitive assets and liabilities for the given time horizon.

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

         (b) REPORTS ON FORM 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                     May 14, 2001
------------------------------------                    ------------
David A. Voight                                         Date
President



/s/ James O. Miller                                     May 14, 2001
------------------------------------                    ------------
James O. Miller                                         Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q

--------------------------------------------------------------------------------


Exhibit
 Number          Description                                         Page Number
 ------          -----------                                         -----------
99               Safe Harbor Under the Private Securities            Incorporated by reference to Exhibit 99 to
                 Litigation Reform Act of 1995                       Annual Report for the Year Ended December 31,
                                                                     2000 filed by the registrant on March 21, 2000