Form 10-Q
period 2001-06-30
FIRST CITIZENS BANC CORP /OH
filed 2001-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:....................................June 30, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

Commission File Number:..................................................0-25980

                            First Citizens Banc Corp
             (Exact name of registrant as specified in its charter)

                      Ohio                                 34-1558688
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

                           Common Stock, no par value
                         Outstanding at August 14, 2001
                             4,082,619 common shares
                            FIRST CITIZENS BANC CORP

                                      Index

PART I. Financial Information

ITEM 1. Financial Statements:
        Consolidated Balance Sheets (unaudited)
            June 30, 2001 and December 31, 2000 ...........................       3
        Consolidated Statements of Income (unaudited)
            Three and six months ended June 30, 2001 and 2000 .............       4
        Consolidated Statements of Comprehensive Income (unaudited)
            Three and six months ended June 30, 2001 and 2000 .............       5
        Consolidated Statement of Shareholders' Equity (unaudited)
            For the years ended December 31, 2000 and
            Six months ended June 30, 2001 ................................       6
        Condensed Consolidated Statement of Cash Flows (unaudited)
            Six months ended June 30, 2001 and 2000 .......................       7
        Notes to Consolidated Financial Statements (unaudited) ............    8-17

ITEM 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................   18-23

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ........   23-25


PART II. Other Information

ITEM 1. Legal Proceedings .................................................      26

ITEM 2. Changes in Securities and Use of Proceeds .........................      26

ITEM 3. Defaults Upon Senior Securities ...................................      26

ITEM 4. Submission of Matters to a Vote of Security Holders ...............      26

ITEM 5. Other Information .................................................      26

ITEM 6. Exhibits and Reports on Form 8-K ..................................      27

SIGNATURES ................................................................      28

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                          (Unaudited)
                                                                    June 30,     December 31,
              Assets                                                  2001           2000
                                                                    ---------    ------------
Cash and due from banks                                             $  15,396      $  15,735
Federal Funds Sold                                                      4,880              0
Interest-bearing deposits                                                   0             51
Securities
              Available-for-sale                                      112,179        115,514
              Held-to-maturity (Estimated Fair Value of $235 at
                June 30, 2001, and $278 at December 31, 2000)             230            278
                                                                    ---------      ---------
                Total securities                                      112,409        115,792

Loans held for sale                                                     1,292            571

Loans                                                                 348,970        346,089
              Less: Allowance for loan losses                          (4,353)        (4,107)
                                                                    ---------      ---------
                Net loans                                             344,617        341,982

Office premises and equipment, net                                      7,132          7,221
Intangible assets                                                       1,706          1,869
Accrued interest and other assets                                       6,454          6,038
                                                                    ---------      ---------

                Total assets                                        $ 489,006      $ 489,259
                                                                    =========      =========
              Liabilities
Deposits
              Noninterest-bearing deposits                          $  43,189      $  42,306
              Interest-bearing deposits                               370,144        349,662
                                                                    ---------      ---------
                Total deposits                                        413,333        391,968

Federal Home Loan Bank borrowings                                       1,108          1,400
Securities sold under agreements to repurchase                         10,365         12,946
U. S. Treasury interest-bearing demand deposit note payable             2,034          1,207
Notes payable to other financial institutions                          14,000         10,600
Federal funds purchased                                                     0         20,000
Accrued interest, taxes and other expenses                              3,202          3,213
                                                                    ---------      ---------

                Total liabilities                                     444,042        441,334

              Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
              4,263,401 shares issued                                  23,258         23,258
Retained earnings                                                      29,485         28,614
Treasury stock, 180,782 shares at cost at June 30, 2001,
              175,782 shares at cost at December 31, 2000              (4,919)        (4,818)
Accumulated other comprehensive income                                  2,020            871
                                                                    ---------      ---------
                Total shareholders' equity                             49,844         47,925
                                                                    ---------      ---------

                Total liabilities and shareholders' equity          $ 493,886      $ 489,259
                                                                    ---------      ---------


See notes to interim consolidated financial statements                  Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                               Three months ended                Six months ended
                                                    June 30,                         June 30,
                                              2001            2000             2001            2000
                                           -----------     -----------      -----------     -----------
INTEREST INCOME:
 Loans, including fees                     $     7,399     $     6,405      $    14,903     $    12,340
 Taxable securities                              1,094           1,416            2,252           2,932
 Nontaxable securities                             441             546              888           1,093
 Federal funds sold                                117               8              161              41
 Other                                               3              10               13              24
                                           -----------     -----------      -----------     -----------
  Total interest income                          9,054           8,385           18,217          16,430

INTEREST EXPENSE:
 Deposits                                        3,677           3,428            7,369           6,870
 FHLB Borrowings                                    17              25               36              52
 Other                                             430             346            1,017             498
                                           -----------     -----------      -----------     -----------
  Total interest expense                         4,124           3,799            8,422           7,420
                                           -----------     -----------      -----------     -----------

NET INTEREST INCOME                              4,930           4,586            9,795           9,010

PROVISION FOR LOAN LOSSES                          225             120              521             215
                                           -----------     -----------      -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       4,705           4,466            9,274           8,795

NONINTEREST INCOME:
 Computer center data processing fees              303             300              606             563
 Service charges                                   413             448              813             900
 Net gain/(loss) on sale of securities               0             (43)               0             (44)
 Net gain/(loss) on sale of loans                   89             (65)             141             (65)
 Other                                             420             378              839             783
                                           -----------     -----------      -----------     -----------
  Total noninterest income                       1,225           1,018            2,399           2,137

NONINTEREST EXPENSE:
 Salaries, wages and benefits                    1,970           1,708            3,918           3,355
 Net occupancy expense                             232             196              469             396
 Equipment expense                                 270             278              522             521
 Data processing expense                           185             186              368             353
 State franchise tax                               181             155              363             302
 Professional services                             220             294              362             571
 Other operating expenses                        1,221             956            2,379           1,919
                                           -----------     -----------      -----------     -----------
  Total noninterest expense                      4,279           3,773            8,381           7,417
                                           -----------     -----------      -----------     -----------

  Income before taxes                            1,651           1,711            3,292           3,515

Income tax expense                                 491             447              951             946
                                           -----------     -----------      -----------     -----------

  Net Income                               $     1,160     $     1,264      $     2,341     $     2,569
                                           ===========     ===========      ===========     ===========
 Earnings per share                        $      0.28     $      0.31      $      0.57     $      0.62
 Dividends declared per share              $      0.18     $      0.17      $      0.36     $      0.34
 Wtd. avg. shares during the period          4,082,619       4,108,449        4,083,144       4,123,688

See notes to interim consolidated financial statements                  Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)

                                                                 Three months ended         Six months ended
                                                                      June 30,                  June 30,
                                                                 2001         2000         2001         2000
                                                                -------      -------      -------      -------
Net income                                                      $ 1,160      $ 1,264      $ 2,341      $ 2,569

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses) on available for sale
securities                                                          252          285        1,740         (346)
Reclassification adjustment for (gains) and losses later
recognized in income                                                 --           43           --           44
                                                                -------      -------      -------      -------
Net unrealized gains and (losses)                                   252          328        1,740         (302)
Tax effect                                                          (85)        (112)        (591)         103
                                                                -------      -------      -------      -------
Total other comprehensive income (loss)                             167          216        1,149         (199)
                                                                -------      -------      -------      -------
Comprehensive income                                            $ 1,327      $ 1,480      $ 3,490      $ 2,370
                                                                =======      =======      =======      =======






See notes to interim consolidated financial statements                  Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)

                                                                                                       Accumulated
                                                      Common Stock                                        Other         Total
                                                Outstanding                 Retained      Treasury    Comprehensive  Shareholders'
                                                  Shares        Amount      Earnings        Stock     Income/(Loss)     Equity
                                                -----------    ---------    ---------     ---------   -------------  -------------
Balance, January 1, 2000                         4,162,815     $  23,258    $  28,010     $  (2,877)    $    (196)     $  48,195


Net income                                                                      5,692                                     5,692

Change in unrealized gain/(loss) on
  securities available for sale, net
  of reclassifications and tax effects                                                                      1,067          1,067

Purchase of treasury stock, at cost                (75,196)                                  (1,941)                      (1,941)

Cash dividends ($1.24 per share)                                               (5,088)                                    (5,088)
                                                 ---------     ---------    ---------     ---------     ---------      ---------

Balance, December 31, 2000                       4,087,619        23,258       28,614        (4,818)          871         47,925

Net income                                                                      2,341                                      2,341

Change in unrealized gain/(loss) on
  securities available for sale, net
  of reclassifications and tax effects                                                                      1,149          1,149

Purchase of treasury stock, at cost                 (5,000)                                    (101)                        (101)

Cash dividends ($.36 per share)                                                (1,470)                                    (1,470)
                                                 ---------     ---------    ---------     ---------     ---------      ---------

Balance, June 30, 2001                           4,082,619     $  23,258    $  29,485     $  (4,919)    $   2,020      $  49,844
                                                 =========     =========    =========     =========     =========      =========




See notes to interim consolidated financial statements                  Page 6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                              2001          2000
                                                                              ----          ----
Net cash from operating activities                                          $  1,738      $  1,530

Cash flows from investing activities
          Maturities of deposits held in other institutions                       51            --
          Maturities and calls of securities, held-to-maturity                    47            35
          Maturities and calls of securities, available-for-sale               9,425         9,090
          Purchases of securities, available-for-sale                         (4,358)       (2,135)
          Proceeds from sale of securities, available-for-sale                    --        11,688
          Loans made to customers, net of principal collected                 (3,134)      (15,798)
          Loans purchased                                                         --        (7,364)
          Change in federal funds sold                                        (4,880)        4,600
          Proceeds from sale of property and equipment                             4            32
          Purchases of office premises and equipment                            (380)         (180)
                                                                            --------      --------
                  Net cash from investing activities                          (3,225)          (32)

Cash flows from financing activities
          Repayment of FHLB borrowings                                          (292)         (276)
          Net change in deposits                                              21,365        (7,944)
          Change in securities sold under agreements to repurchase            (2,581)       (3,731)
          Change in U. S. Treasury interest-bearing demand note payable          827          (269)
          Change in notes payable                                              3,400            --
          Change in federal funds purchased                                  (20,000)       15,280
          Purchases of treasury stock                                           (101)       (1,577)
          Cash dividends paid                                                 (1,470)       (1,407)
                                                                            --------      --------
                  Net cash from financing activities                           1,148            76
                                                                            --------      --------

Net change in cash and due from banks                                           (339)        1,574
Cash and due from banks at beginning of period                                15,735        14,598
                                                                            --------      --------
Cash and due from banks at end of period                                    $ 15,396      $ 16,172
                                                                            ========      ========
          Cash paid during the period for:
                            Interest                                        $  7,817      $  8,533
                            Income taxes                                    $    960      $    720




See notes to interim consolidated financial statements                  Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company, (Mr. Money), First Citizens Title Insurance Agency, and First Citizens Insurance Agency, together referred to as the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 2001 and its results of operations and changes in cash flows for the periods ended June 30, 2001 and 2000 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2001, SCC provided item processing for 12 financial institutions in addition to the three subsidiary banks. Through June 30, 2001, SCC accounted for less than 3.0% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.9% of total Corporation revenues. In September 2000, the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue generated through its third party

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         insurance agreement. At June 30, 2001, both First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc were inactive. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

         In September 2000, the Financial Accounting Standards Board issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporation's financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations."SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company has not yet assessed the impact of this statement on its financial statements.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

(2) Securities

         Securities at June 30, 2001 and December 31, 2000 were as follows:

                                                                       June 30, 2001
                                                                    Gross          Gross
                AVAILABLE FOR SALE                  Amortized    Unrealized     Unrealized
                                                      Cost          Gains         Losses       Fair Value
                                                    ---------    ----------     ----------     ----------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies         $  45,031     $     984      $       0      $  46,015

Obligations of state and political subdivisions        42,075           974             (5)        43,044

Corporate obligations                                   6,227            81            (25)         6,283

Other securities, including mortgage-backed
  securities and equity securities                     15,786         1,051              0         16,837
                                                    ---------    ----------     ----------      ---------
                                                    $ 109,119     $   3,090      $     (30)     $ 112,179
                                                    =========     =========      =========      =========

                                                                       June 30, 2001
                                                                    Gross          Gross
                HELD TO MATURITY                    Amortized    Unrealized     Unrealized
                                                      Cost          Gains         Losses       Fair Value
                                                    ---------    ----------     ----------     ----------
Obligations of state and political subdivisions       $155          $  3             $-           $158

Other securities, including mortgage-backed
  securities and equity securities                      75             2              -             77
                                                      ----          ----             --           ----
                                                      $230          $  5             $-           $235
                                                      ====          ====             ==           ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

                                                                    December 31, 2000
                                                                   Gross          Gross
                AVAILABLE FOR SALE                  Amortized    Unrealized     Unrealized
                                                      Cost         Gains          Losses       Fair Value
                                                    ---------    ----------     ----------     ----------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies         $  47,834     $     325      $    (130)     $  48,029

Obligations of state and political subdivisions        43,500           516            (97)        43,919

Corporate obligations                                   5,630             9           (226)         5,413

Other securities, including mortgage-backed
  securities and equity securities                     17,230         1,024           (101)        18,153
                                                    ---------    ----------     ----------      ---------
                                                    $ 114,194     $   1,874      $    (554)     $ 115,514
                                                    =========     =========      =========      =========

                                                                    December 31, 2000
                                                                   Gross          Gross
                 HELD TO MATURITY                   Amortized    Unrealized     Unrealized
                                                      Cost         Gains          Losses       Fair Value
                                                    ---------    ----------     ----------     ----------
Obligations of state and political subdivisions       $ 155         $   1          $   0          $ 156

Other securities, including mortgage-backed
  securities and equity securities                      123             0             (1)           122
                                                      -----         -----          -----          -----
                                                      $ 278         $   1          $  (1)         $ 278
                                                      =====         =====          =====          =====


         The amortized cost and fair value of securities at June 30, 2001, by contractual maturity, are

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

         AVAILABLE FOR SALE                                   Amortized Cost    Fair Value
                                                              --------------    ----------
         Due in one year or less                                 $ 27,380        $ 27,605
         Due after one year through five years                     57,044          58,569
         Due after five years through ten years                     8,909           9,168
         Due after ten years                                            0               0
         Mortgage-backed securities                                 9,540           9,647
         Equity securities                                          6,246           7,190
                                                                 --------        --------
          Total securities available for sale                    $109,119        $112,179
                                                                 ========        ========

                                                                                          Estimated Fair
         HELD TO MATURITY                                          Amortized Cost             Value
                                                                   --------------         --------------
         Due in one year or less                                       $ 78                    $ 79
         Due after one year through five years                           77                      79
         Mortgage-backed securities                                      75                      77
                                                                       ----                    ----
          Total securities held to maturity                            $230                    $235
                                                                       ====                    ====


Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                            Three Months Ended               Six Months Ended
                                 June 30,                        June 30,
                           ----------------------          ----------------------
                           2001            2000            2001            2000
                           ----          --------          ----          --------
Proceeds                    $--          $  9,888           $--          $ 11,688
Gross gains                  --                --            --                19
Gross losses                 --               (47)           --               (67)
Security gains due
to calls prior to
maturity                     --                 4            --                 4



         Securities with a carrying value of approximately $68,237 and $58,088 were pledged as of June

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         30, 2001 and December 31, 2000, respectively, to secure public deposits, other deposits and liabilities as required by law.


(3) Loans

         Loans at June 30, 2001 and December 31, 2000 were as follows:

                                                  6/30/2001           12/31/2000
                                                  ---------           ----------
Commercial and Agriculture                        $  26,902           $  26,416
Commercial real estate                               66,107              60,546
Real Estate - mortgage                              212,810             217,344
Real Estate - construction                           13,162               9,684
Consumer                                             27,139              29,509
Credit card and other                                 3,123               2,979
Leases                                                  678                 590
                                                  ---------           ---------
  Total loans                                       349,921             347,068
Allowance for loan losses                            (4,353)             (4,107)
Deferred loan fees                                     (936)               (957)
Unearned interest                                       (15)                (22)
                                                  ---------           ---------
  Net loans                                       $ 344,617           $ 341,982
                                                  =========           =========




 (4) Allowance for Loan Losses

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         A summary of the activity in the allowance for loan losses was as follows:

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 --------------------      --------------------
                                  2001         2000         2001         2000
                                 -------      -------      -------      -------
Balance beginning of period      $ 4,319      $ 4,252      $ 4,107      $ 4,274
Loans charged-off                   (305)        (187)        (468)        (351)
Recoveries                           114          102          193          149
Provision for loan losses            225          120          521          215
                                 -------      -------      -------      -------
Balance June 30,                 $ 4,353      $ 4,287      $ 4,353      $ 4,287
                                 =======      =======      =======      =======


         Information regarding impaired loans was as follows for the six months ended June 30.

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------     -----------------
                                                          2001        2000       2001       2000
                                                         ------      ------     ------     ------
Average investment in impaired loans                     $2,410      $3,543     $3,335     $3,746

Interest income recognized on impaired loans
  including interest income recognized on cash basis         79          64        101        144

Interest income recognized on impaired loans
  on cash basis                                              79          64        101        144



         Information regarding impaired loans at June 30, 2001 and December 31, 2000 was as follows:

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

                                                              6/30/01     12/31/00
                                                              -------     --------
         Balance impaired loans                                $3,757      $5,152

         Less portion for which no allowance for loan
           losses is allocated                                     --          --
                                                               ------      ------

         Portion of impaired loan balance for which an
           allowance for credit losses is allocated            $3,757      $5,152
                                                               ======      ======

         Portion of allowance for loan losses allocated to
           the impaired loan balance                           $  590      $1,179
                                                               ======      ======


         Nonperforming loans were as follows.

                                                            June 30,    December 31,
                                                              2001         2000
                                                            -------     ------------
         Loans past due over 90 days still on accrual        $2,141     $  558
         Nonaccrual                                           4,440      1,368


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




         The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2001 and December 31, 2000.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)

                                                                 Contract Amount
                                                         -----------------------------------
                                                         June 30, 2001     December 31, 2000
                                                         -------------     -----------------
         Commitment to extend credit:
              Lines of credit and construction loans        $28,436            $28,170
              Credit cards                                    4,646              4,564
         Letters of credit                                      398                339
                                                            -------            -------
                                                            $33,480            $33,073
                                                            =======            =======



         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $5,494 at June 30, 2001 and had interest rates ranging from 4.00% to 12.50% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $6,064 at December 31, 2000 with interest rates ranging from 5.00% to 12.50% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2001 and December 31, 2000 approximated $4,254 and $4,148.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

Introduction

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2001, compared to December 31, 2000 and the consolidated results of operations for the three month and six month periods ending June 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


Financial Condition

         Total assets of the Corporation at June 30, 2001 totaled $493,886 compared to $489,259 at December 31, 2000. This was an increase of $4,627, or 0.9 percent. Within the structure of the assets, net loans have increased $2,635, or 0.8 percent since December 31, 2000, primarily in the area of commercial real estate loans. Mr. Money was formed in late 2000 to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $16,288 at June 30, 2001 compared to $12,143 at December 31, 2000. Loans held for sale increased $721, or 126.37 percent from December 31, 2000. The balance in loans held for sale is

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         a function of the demand for fixed rate mortgages. As rates began to fall in the first half of 2001, the demand for fixed rate mortgages increased. In May of 2001, Farmers State Bank sold $2,613 in fixed rate loans, thus reducing the net increase in loans. Farmers State Bank sold the loans in its portfolio to decrease interest rate risk inherent with fixed rate long-term mortgages. At June 30, 2001, the net loan to deposit ratio was 83.4 percent compared to 87.2 percent at December 31, 2000. The slight decline was due to $21,365 increase in deposits.

         At June 30, 2001, $112,179, or 99.8 percent of the security portfolio was classified as available for sale. The $230 remainder of the portfolio was classified as held to maturity. Securities decreased $3,382 from December 31, 2000 due to maturities exceeding purchases. The cash inflow was used to support the modest loan growth.

         For the six months of operations in 2001, $521 was placed into the allowance for loan losses from earnings compared to $215 for the same period of 2000. The increased provision is due to an increase in net charge-offs as well as an increase in nonperforming loans. Additionally, Mr. Money established allowance for loan losses at a higher level than the banks due to the higher credit risks associated with the loans they originate. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first six months of 2001 were $468 compared to $202 for the same period of 2000. The increase was due to charge-offs at Mr. Money and installment charge-offs at The Citizens Banking Company. The June 30, 2001 allowance for loan losses as a percent of total loans was 1.25 percent compared to 1.19 percent at December 31, 2000.

         Office premises and equipment have decreased $89 and intangible assets have decreased $163 since December 31, 2000. The decrease in office premises and equipment is attributed to new purchases of $380, disposals of $4, and depreciation of $465. Intangible assets decreased due to amortization.

         Accrued interest and other assets totaled $6,454 at June 30, 2001 compared to $6,038 at December 31, 2000, an increase of $416. Of the $416, $281 was primarily due to a higher interest receivable balance at Mr. Money which was a result of higher loan volume and higher interest rates charged on its loans compared to the three banks.

         Total deposits at June 30, 2001 increased $21,365 from year-end 2000. Noninterest-bearing deposits, representing demand deposit balances, increased $883 from year-end 2000. Interest-bearing deposits, including savings and time deposits, increased $20,482 from year-end 2000. The year to date 2001 average balance of savings deposits has decreased $6,412 compared to the average balance of the same period for 2000. The growth in deposits was used to reduce the amount of borrowed funds. The current average rate of these deposits is 2.34 percent compared to 2.36 percent in 2000. The year to date 2001 average balance of time certificates has increased

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         $13,091 compared to the average balance for the same period for 2000. In conjunction with market conditions, and in order to remain competitive, the banks have offered special rates on various certificates of deposit. As a result, the banks have experienced shifting toward the special rate certificates of deposit. The current average rate on deposits is 5.09 percent which is the same as it was for the comparable period in 2000.


         Total borrowed funds have decreased $18,646 from December 31, 2000 to June 30, 2001. Federal funds purchased have decreased $20,000 since December 31, 2000. The need to use federal funds purchased has decreased somewhat, due to increased deposits. However, in the short term, there is still a need to supplement traditional funding sources with non-deposit funding. In addition, the Corporation has notes outstanding with other financial institutions totaling $14,000 at June 30, 2001. These notes were used to fund the loan growth at Mr. Money. Federal Home Loan Bank borrowings have decreased $292 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $2,581 and U.S. Treasury Tax Demand Notes have increased $827.

         Shareholders' equity at June 30, 2001 was $49,844, which was 10.1 percent of total assets. Shareholders' equity at December 31, 2000 was $47,925, which was 9.8 percent of total assets. The increase in shareholders' equity is made up of earnings of $2,341, less dividends paid of $1,470 and the purchase of 5,000 treasury shares for $101 and the increase in the market value of securities available for sale, net of tax, of $1,149. The Corporation paid cash dividends on February 1, 2001 and on May 1, 2001 each at a rate of $.18 per share. Total outstanding shares at June 30, 2001 were 4,082,619.


Results of Operations

         Six Months Ended June 30, 2001 and 2000

         Net income for the six months ended June 30, 2001 was $2,341, or $.57 per common share compared to $2,569, or $.62 per common share for the same period in 2000. This was a decrease of $228, or 8.9 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first six months of 2001 increased $1,787, or 10.9 percent compared to the same period in 2000. The average rate on earning assets on a tax equivalent basis for the first six months of 2001 was 7.67 percent and 7.32 percent for the first six months of 2000. The decrease in yield is due to the assets booked in 2000 at higher rates. Total interest expense for the first six months of 2001 has increased $1,002, or 13.5 percent compared to the same period of 2000. This increase is mainly attributed to an increase in interest on deposits of $499 and an increase in interest on other borrowings of $519. Interest on FHLB borrowings is down due to balances borrowed being lower in 2001. The average rate on interest-bearing liabilities for the first six months of 2001 was 4.28 percent compared to 3.97 percent for the same period of 2000.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         The net interest margin on a tax equivalent basis was 4.21 percent for the six-month period ended June 30, 2001 and 4.03 percent for the same period ended June 30, 2000.

         Noninterest income for the first six months of 2001 totaled $2,399, compared to $2,137 for the same period of 2000, an increase of $262. The main reason for the increase was due to gain on sales of loans which were $141 for the six months ended June 30, 2001, versus a loss of $65 in the prior year due to a write down of loans held for sale to the lower of cost or market. Gain on the sale of loans increased because falling interest rates increased the demand for fixed rate mortgages. This increased the volume of loans sold, including the Farmers State Bank sale of $2,613 in fixed rate mortgages. Additionally, revenue from computer operations increased $44. SCC provides item processing for 12 financial institutions in addition to the three subsidiary banks. Other operating income increased $55. This increase was mainly due to a $46 increase in revenues by the corporation's appraisal company.

         Noninterest expense for the six months ended June 30, 2001 totaled $8,381 compared to $7,417 for the same period in 2000. This was an increase of $964, or 13.0 percent. Salaries and benefits increased $563, or 16.8 percent compared to the first six months of 2000 as a result of the Corporation adding employees at each of the existing affiliates as well as the new affiliate, Mr. Money. Computer processing increased by $15 compared to last year. These increases were offset by a $209 decrease in professional fees, which was caused by a reclassification of expenses. Also, net occupancy expense increased $73 compared to the first six months of 2000. The formation of Mr. Money, the relocating of and opening of a new branch of the Citizens Banking Company attributed for $74 of the increase of net occupancy expense.

         Income tax expense for the first six months of 2001 totaled $951 compared to $946 for the first six months of 2000. This was an increase of $5, or 0.5 percent. The increase in the federal income taxes is a result of the decrease in nontaxable Municipal security income of $205. The effective tax rates were comparable for the six-month periods ended June 30, 2001 and June 30, 2000, at 28.9% and 26.9% respectively.


         Three Months Ended June 30, 2001 and 2000

         Net income for the three months ended June 30, 2001 was $1,160 or $.28 per common share compared to $1,264, or $.31 per common share for the same period in 2000. This was a decrease of $104, or 8.2 percent. Some of the reasons for the changes are explained below.

         Total interest income for the second quarter of 2001 increased $669, or
         8.0 percent compared to the same period in 2000. Interest on fees and loans increased $994, or 15.5 percent compared to the same period in 2000. The average rate on earning assets on a tax equivalent basis for the second quarter of 2001 was 7.58 percent and 7.39 percent for the same period of 2000. Total interest expense for the second quarter of 2001 increased $325, or 8.6 percent compared to the same period of 2000. Interest on deposits increased $248, mainly due to an increase in volume.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         The average rate on interest-bearing liabilities for the second quarter of 2001 was 4.14 percent compared to 4.07 percent for the same period of 2000. The net interest margin on a tax equivalent basis was 4.24 percent for the three-month period ended June 30, 2000 and 4.04 percent for the same period ended June 30, 2000.

         Noninterest income for the second quarter of 2001 totaled $1,226, compared to $1,018 for the same period of 2000, an increase of $208. Gains on sales of loans increased $154 due to the same reasons as discussed in the comparable six month periods. No gains on securities were realized for the second quarter of 2001. However, this resulted in a net increase of $43 due to net losses realized in the second quarter of 2000. Revenue from computer operations increased $3. SCC provides item processing for 12 financial institutions in addition to the three subsidiary banks. Other operating income increased $43. Service charges on deposit accounts decreased $35 as a result of decreased customer overdrafts and new deposit products offered to them.

         Noninterest expense for the three months ended June 30, 2001 totaled $4,280 compared to $3,773 for the same period in 2000. This was an increase of $507, or 13.4 percent. Salaries and benefits increased $262, or 15.3 percent compared to the second quarter of 2000. Other expenses increased by $265 compared to 2000. Professional fees decreased by $74, or 25.2 percent compared to the same period of 2000. Net occupancy expense increased $36, or 18.2 percent compared to the same period of 2000. Both of these changes are due to the same reasons as discussed in the comparable six month period.

         Income tax expense for the second quarter totaled $491 compared to $447 for the same period in 2000. This was an increase of $44, or 9.96 percent. The increase in the federal income taxes is a result of the decrease in nontaxable Municipal security income of $105. The effective tax rates were comparable for the three-month periods ended June 30, 2001 and June 30, 2000, at 29.7% and 26.1%.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

Capital Resources

         Shareholders' equity totaled $49,844, at June 30, 2001 compared to $47,925 at December 31, 2000. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                Corporation Ratios         Regulatory
                                              6/30/01       12/31/00        Minimums
                                              -------       --------       ----------
            Tier I Risk Based Capital          14.4%          14.1%           4.0%
            Total Risk Based Capital           15.9%          15.3%           8.0%
            Leverage Ratio                      9.4%           9.3%           4.0%


         The Corporation paid a cash dividend of $.18 per common share each on February 1, 2001 and May 1, 2001 compared to $.17 per common share each on February 1, 2000 and May 1, 2000.

         Capital expenditures totaled $380 for the first six months of 2001 compared to $180 for the same period of 2000.


Liquidity

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $45,261 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $76,706 at June 30, 2001. Finally, 99.8% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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



         Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than interest-

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)

         bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over interest paid on interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

         There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 40.9 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of June 30, 2001 and December 31, 2000, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of June 30, 2001 or December 31, 2000. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)


                       NET PORTFOLIO VALUE - JUNE 30, 2001

                      CHANGE IN RATES          $ AMOUNT           $ CHANGE          % CHANGE
                      ---------------        ----------         -----------         --------
                         +200 bp             $   41,378         $  (11,005)            (21)%
                         +100 bp                 46,916             (5,467)            (10)%
                         Base                    52,383                  -                -
                         -100 bp                 57,548              5,165               10%
                         -200 bp                 61,713              9,330               18%



                                    NET PORTFOLIO VALUE - DECEMBER 31, 2000

                      CHANGE IN RATES          $ AMOUNT           $ CHANGE          % CHANGE
                      ---------------        ----------         -----------         --------
                         +200 bp             $   34,391         $   (7,728)            (18)%
                         +100 bp                 37,261             (5,627)            (13)%
                         Base                    42,888                  -                -
                         -100 bp                 48,549              5,661               13%
                         -200 bp                 53,576             10,668               25%

         The reduction in the relative change in net portfolio value from 2000 to 2001, given the assumed immediate change in interest rates is primarily a result of two factors. First, the reduction in long-term interest rates during 2001 served to increase the base level of net portfolio value due to the corresponding increase in the fair value of loans and investments. In addition, the majority of new loans originated in 2001 have interest rate adjustment features, which lessens the impact of future rate changes.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  First Citizens Banc Corp held its annual meeting on April 17, 2001, for the purpose of considering and voting on the following:

                  1.) To elect four Class III directors to serve terms of three years or until their successors are elected and qualified.

                      Four directors, John L. Bacon, H. Lowell Hoffman,
                  M.D., Lowell W. Leech, and David A. Voight were nominated for reelection and were subsequently reelected as directors. No other issues were brought before the meeting.

                  The summary of the voting of common shares outstanding was as follows:

                  Director Candidate                    For             Withheld
                  ------------------
                  John L. Bacon                         3,446,734         32,020
                  H. Lowell Hoffman, M.D.               3,396,843         32,020
                  Lowell W. Leech                       3,419,533         32,020
                  David A. Voight                       3,445,831         32,020

                  The following directors' terms of office continued after the meeting:

                  Robert L. Bordner, Mary Lee G. Close, Blythe A. Friedley, Richard B. Fuller Dean S. Lucal, W. Patrick Murray, George L. Mylander, Paul H. Phieffer, and Richard O. Wagner



ITEM 5.  OTHER INFORMATION

                  None

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q

ITEM 6.(a) EXHIBIT NO. 99      Safe Harbor under the Private Securities
                               Litigation Reform Act of 1995....................


                  (b) REPORTS ON FORM 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                           August 14, 2001
-------------------                                           ---------------
David A. Voight                                               Date
President



/s/ James O. Miller                                           August 14, 2001
-------------------                                           ---------------
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