Form 10-Q/A
period 2001-06-30
FIRST CITIZENS BANC CORP /OH
filed 2001-08-17
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:....................................June 30, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.........................to.......................

Commission File Number:..................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          34-1558688
              ----                                          ----------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization)                             Identification Number)

      100 East Water Street, Sandusky, Ohio                  44870
    ---------------------------------------------------------------
    (Address of principle executive offices)              (Zip Code)

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

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.    Financial Statements:
           Consolidated Balance Sheets (unaudited)
              June 30, 2001 and December 31, 2000.............................3

SIGNATURES....................................................................4



The Consolidated Balance Sheets (unaudited) for June 30, 2001 and December 31, 2000 have been corrected to include the amount of the line item "Federal Funds Sold" in the "Total Assets" line item for the period ended June 30, 2001.

                          FIRST CITIZENS BANC CORP
                         Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                                    (Unaudited)
                                                                                      June 30,       December 31,
         Assets                                                                         2001             2000
                                                                                   --------------   --------------
Cash and due from banks                                                            $     15,396      $     15,735
Federal Funds Sold                                                                        4,880                 0
Interest-bearing deposits                                                                     0                51
Securities
         Available-for-sale                                                             112,179           115,514
         Held-to-maturity (Estimated Fair Value of $235 at
                 June 30, 2001, and $278 at December 31, 2000)                              230               278
                                                                                   ------------      ------------
                 Total securities                                                       112,409           115,792

Loans held for sale                                                                       1,292               571

Loans                                                                                   348,970           346,089
         Less: Allowance for loan losses                                                 (4,353)           (4,107)
                                                                                   ------------      ------------
                 Net loans                                                              344,617           341,982

Office premises and equipment, net                                                        7,132             7,221
Intangible assets                                                                         1,706             1,869
Accrued interest and other assets                                                         6,454             6,038
                                                                                   ------------      ------------

                 Total assets                                                      $    493,886      $    489,259
                                                                                   ============      ============

         Liabilities
Deposits
         Noninterest-bearing deposits                                              $     43,189      $     42,306
         Interest-bearing deposits                                                      370,144           349,662
                                                                                   ------------      ------------
                 Total deposits                                                         413,333           391,968

Federal Home Loan Bank borrowings                                                         1,108             1,400
Securities sold under agreements to repurchase                                           10,365            12,946
U. S. Treasury interest-bearing demand deposit note payable                               2,034             1,207
Notes payable to other financial institutions                                            14,000            10,600
Federal funds purchased                                                                       0            20,000
Accrued interest, taxes and other expenses                                                3,202             3,213
                                                                                   ------------      ------------

                 Total liabilities                                                      444,042           441,334

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                                         23,258            23,258
Retained earnings                                                                        29,485            28,614
Treasury stock, 180,782 shares at cost at June 30, 2001,
         175,782 shares at cost at December 31, 2000                                     (4,919)           (4,818)
Accumulated other comprehensive income                                                    2,020               871
                                                                                   ------------      ------------
                 Total shareholders' equity                                              49,844            47,925
                                                                                   ------------      ------------

                 Total liabilities and shareholders' equity                        $    493,886      $    489,259
                                                                                   ============      ============



See notes to interim consolidated financial statements                   Page 3

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                                  August 17, 2001
-------------------------------                      ---------------
David A. Voight                                      Date
President



/s/ James O. Miller                                  August 17, 2001
-------------------------------                      ---------------
James O. Miller                                      Date
Executive Vice President