Form 10-Q
period 2001-09-30
FIRST CITIZENS BANC CORP /OH
filed 2001-11-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2001
                               ------------------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

Commission File Number:            0-25980
                        --------------------------------

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                        34-1558688
                 ----                                        ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
          or organization)                               Identification Number)

       100 East Water Street, Sandusky, Ohio                     44870
       -------------------------------------                  -----------
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

                           Common Stock, no par value
                        Outstanding at November 13, 2001
                             4,082,619 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             September 30, 2001 and December 31, 2000.............................       3

         Consolidated Statements of Income (unaudited)
             Three and nine months ended September 30, 2001 and 2000..............       4

         Consolidated Statements of Comprehensive Income (unaudited)
             Three and nine months ended September 30, 2001 and 2000..............       5

         Consolidated Statement of Shareholders' Equity (unaudited)
             For the year ended December 31, 2000 and
             nine months ended September 30, 2001.................................       6

         Consolidated Statement of Cash Flows (unaudited)
             Nine months ended September 30, 2001 and 2000........................       7

         Notes to Consolidated Financial Statements (unaudited)...................    8-16

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................   17-23

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...............   23-25

PART II.  Other Information

ITEM 1.  Legal Proceedings........................................................      26

ITEM 2.  Changes in Securities and Use of Proceeds................................      26

ITEM 3.  Defaults Upon Senior Securities..........................................      26

ITEM 4.  Submission of Matters to a Vote of Security Holders......................      26

ITEM 5.  Other Information........................................................      26

ITEM 6.  Exhibits and Reports on Form 8-K.........................................      26

SIGNATURES........................................................................      27

                                 FIRST CITIZENS BANC CORP
                                Consolidated Balance Sheets
                             (In thousands, except share data)


                                                                                              (Unaudited)
                                                                                    September 30,    December 31,
                                                                                        2001             2000
                                                                                    -------------    ------------
               Assets
Cash and due from banks                                                              $   21,843       $   15,735
Federal funds sold                                                                       15,100                0
Interest-bearing deposits                                                                     0               51
Securities
  Available-for-sale                                                                    115,616          115,514
  Held-to-maturity (Estimated Fair Value of $224 at
    September 30, 2001, and $278 at December 31, 2000)                                      219              278
                                                                                     ----------       ----------
    Total securities                                                                    115,835          115,792

Loans held for sale                                                                       1,256              571

Loans                                                                                   338,940          346,089
  Less: Allowance for loan losses                                                        (4,290)          (4,107)
                                                                                     ----------       ----------
    Net loans                                                                           334,650          341,982

Office premises and equipment, net                                                        7,107            7,221
Intangible assets                                                                         1,625            1,869
Accrued interest and other assets                                                         6,769            6,038
                                                                                     ----------       ----------
    Total assets                                                                     $  504,185       $  489,259
                                                                                     ==========       ==========
               Liabilities
Deposits
  Noninterest-bearing deposits                                                       $   42,639       $   42,306
  Interest-bearing deposits                                                             375,768          349,662
                                                                                     ----------       ----------
    Total deposits                                                                      418,407          391,968

Federal Home Loan Bank borrowings                                                           960            1,400
Securities sold under agreements to repurchase                                           13,296           12,946
U. S. Treasury interest-bearing demand deposit note payable                               2,812            1,207
Notes payable to other financial institutions                                            14,000           10,600
Federal funds purchased                                                                       0           20,000
Accrued interest, taxes and other expenses                                                3,637            3,213
                                                                                     ----------       ----------
    Total liabilities                                                                   453,112          441,334

               Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
  4,263,401 shares issued                                                                23,258           23,258
Retained earnings                                                                        30,254           28,614
Treasury stock, 180,782 shares at cost at September 30, 2001,
  175,782 shares at cost at December 31, 2000                                            (4,919)          (4,818)
Accumulated other comprehensive income                                                    2,480              871
                                                                                     ----------       ----------
    Total shareholders' equity                                                           51,073           47,925
                                                                                     ----------       ----------
    Total liabilities and shareholders' equity                                       $  504,185       $  489,259
                                                                                     ==========       ==========

See notes to interim consolidated financial statements              Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                        (In thousands, except share data)


                                                      Three months ended        Nine months ended
                                                         September 30,            September 30,
                                                 ------------------------   -------------------------
                                                    2001         2000          2001           2000
                                                 ----------  ------------   -----------   -----------
INTEREST INCOME:
     Loans, including fees                       $    7,238  $     6,923    $    22,141   $    19,263
     Taxable securities                               1,065        1,280          3,317         4,211
     Nontaxable securities                              416          537          1,304         1,631
     Federal funds sold                                 191            0            352            41
     Other                                               14           10             27            34
                                                 ----------  -----------    -----------   -----------
         Total interest income                        8,924        8,750         27,141        25,180

INTEREST EXPENSE:
     Deposits                                         3,467        3,658         10,836        10,528
     FHLB Borrowings                                     15           22             51            74
     Other                                              386          358          1,403           856
                                                 ----------  -----------    -----------   -----------
         Total interest expense                       3,868        4,038         12,290        11,458
                                                 ----------  -----------    -----------   -----------
NET INTEREST INCOME                                   5,056        4,712         14,851        13,722

PROVISION FOR LOAN LOSSES                               135          284            656           499
                                                 ----------  -----------    -----------   -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        4,921        4,428         14,195        13,223

NONINTEREST INCOME:
     Computer center data processing fees               283          274            889           837
     Service charges                                    427          450          1,240         1,350
     Net gain/(loss) on sale of securities                5           10              5           (34)
     Net gain/(loss) on sale of loans                   148           15            289           (50)
     Other                                              559          504          1,398         1,288
         Total noninterest income                     1,422        1,253          3,821         3,391

NONINTEREST EXPENSE:
     Salaries, wages and benefits                     1,904        1,795          5,822         5,150
     Net occupancy expense                              209          214            678           611
     Equipment expense                                  291          280            813           801
     Data processing expense                            186          164            554           518
     State franchise tax                                190          117            553           419
     Professional services                              194          110            556           467
     Other operating expenses                         1,334        1,343          3,713         3,475
                                                 ----------  -----------    -----------   -----------
         Total noninterest expense                    4,308        4,023         12,689        11,441
                                                 ----------  -----------    -----------   -----------
         Income before taxes                          2,035        1,658          5,327         5,173

Income tax expense                                      531          422          1,482         1,368
                                                 ----------  -----------    -----------   -----------
         Net Income                              $    1,504  $     1,236    $     3,845   $     3,805
                                                 ==========  ===========    ===========   ===========
     Earnings per share                          $     0.37  $      0.30    $      0.94   $      0.92
     Dividends declared per share                $     0.18  $      0.17    $      0.54   $      0.51
     Wtd. avg. shares during the period           4,082,619    4,094,548      4,082,967     4,113,867


See notes to interim consolidated financial statements                   Page 4

                            FIRST CITIZENS BANC CORP
           Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)


                                                    Three months ended    Nine months ended
                                                       September 30,        September 30,
                                                   -------------------    -----------------
                                                      2001      2000         2001    2000
                                                   --------  ---------     -------  -------
Net income                                         $  1,504   $  1,236     $ 3,845  $ 3,805

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses) on
available for sale securities                           704      1,566       2,443    1,220
Reclassification adjustment for (gains)
and losses                                               (5)       (10)         (5)      34
                                                   --------   --------     -------  -------
later recognized in income
Net unrealized gains and (losses)                       699      1,556       2,438    1,254
Tax effect                                            (238)      (529)       (829)    (426)
                                                   --------   --------     -------  -------
Total other comprehensive income (loss)                 461      1,027       1,609      828
                                                   --------   --------     -------  -------
Comprehensive income                               $  1,965   $  2,263     $ 5,454  $ 4,633
                                                   ========   ========     =======  =======



See notes to interim consolidated financial statements                  Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)



                                         Common Stock                                     Accumulated
                                     ----------------------                                  Other          Total
                                      Outstanding              Retained     Treasury     Comprehensive   Shareholders'
                                        Shares      Amount      Earnings      Stock       Income/(Loss)     Equity
                                     ------------   -------    ----------   ---------    --------------  -------------
Balance, January 1, 2000                4,162,815   $23,258     $ 28,010     $(2,877)        $ (196)       $ 48,195

Net income                                                         5,692                                      5,692

Change in unrealized gain/(loss) on
     securities available for sale,
     net of reclassifications and
     tax effects                                                                              1,067           1,067

Purchase of treasury stock, at cost       (75,196)                            (1,941)                        (1,941)

Cash dividends ($1.24 per share)                                  (5,088)                                    (5,088)
                                        ---------   -------     --------     -------         ------        --------

Balance, December 31, 2000              4,087,619    23,258       28,614      (4,818)           871          47,925

Net income                                                         3,845                                      3,845
Change in unrealized gain/(loss) on
     securities available for sale,
     net of reclassifications and
     tax effects                                                                              1,609           1,609

Purchase of treasury stock, at cost        (5,000)                              (101)                          (101)

Cash dividends ($.54 per share)                                   (2,205)                                    (2,205)
                                        ---------   -------     --------     -------         ------        --------
Balance, September  30, 2001            4,082,619   $23,258     $ 30,254     $(4,919)        $2,480        $ 51,073
                                        =========   =======     ========     =======         ======        ========






See notes to interim consolidated financial statements                  Page 6

                            FIRST CITIZENS BANC CORP
                Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)


                                                                     Nine months ended September 30,
                                                                     -------------------------------
                                                                          2001               2000
                                                                     -------------        ----------
Net cash from operating activities                                       $  3,955         $   3,817

Cash flows from investing activities
     Maturities of deposits held in other institutions                         51                 -
     Maturities and calls of securities, held-to-maturity                      58                39
     Maturities and calls of securities, available-for-sale                18,895            13,614
     Purchases of securities, available-for-sale                           16,609)           (4,551)
     Proceeds from sale of securities, available-for-sale                       -            11,688
     Loans made to customers, net of principal collected                    6,410           (29,901)
     Loans purchased                                                            -            (7,364)
     Change in federal funds sold                                          15,100)            4,600
     Proceeds from sale of property and equipment                               5                44
     Purchases of office premises and equipment                              (604)             (593)
                                                                         --------         ---------
            Net cash from investing activities                             (6,894)          (12,424)

Cash flows from financing activities
     Repayment of FHLB borrowings                                            (440)             (417)
     Net change in deposits                                                26,438              (805)
     Change in securities sold under agreements to repurchase                 349            (3,325)
     Change in U. S. Treasury interest-bearing demand note payable          1,606            (1,551)
     Change in federal funds purchased                                     20,000)           13,700
     Change in notes payable                                                3,400             6,000
     Purchases of treasury stock                                             (101)           (1,941)
     Cash dividends paid                                                   (2,205)           (2,105)
                                                                         --------         ---------
            Net cash from financing activities                              9,047             9,556
                                                                         --------         ---------
Net change in cash and due from banks                                       6,108               949
Cash and due from banks at beginning of period                             15,735            14,599
                                                                         --------         ---------
Cash and due from banks at end of period                                 $ 21,843         $  15,548
                                                                         ========         =========
     Cash paid during the period for:
         Interest                                                        $ 13,286         $  12,586
         Income taxes                                                    $  1,360         $   1,178
Supplemental noncash disclosures:
         Transfer of loans held-for-sale to portfolio                    $      -         $   2,138
         Transfer of loans to other real estate owned                    $    372         $      89






See notes to interim consolidated financial statements                   Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                   (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company, (Mr. Money), First Citizens Title Insurance Agency, and First Citizens Insurance Agency, together referred to as the Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 2001 and its results of operations and changes in cash flows for the periods ended September 30, 2001 and 2000 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2001, SCC provided item processing for 10 financial institutions in addition to the three subsidiary banks. Through September 30, 2001, SCC accounted for 4.3% of the Corporation's total revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounts for 5.1% of total Corporation revenues. In September 2000 the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                   (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended September 30, 2001. Management considers the Corporation to operate primarily in one reportable segment, banking.

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                   (Amounts in thousands, except share data)
-------------------------------------------------------------------------------

         combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. Prior to the adoption of SFAS No. 142, the Corporation's annual amortization of goodwill is $201.


(2)  Securities

         Securities at September 30, 2001 and December 31, 2000 were as follows:



                                                                     September 30, 2001
                                                     -------------------------------------------------------
                 AVAILABLE FOR SALE                                    Gross          Gross
                                                     Amortized       Unrealized    Unrealized
                                                        Cost            Gains        Losses       Fair Value
                                                     -----------     ----------    ----------    -----------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies        $  44,335      $   1,375      $     0      $   45,710

Obligations of state and political subdivisions          39,918          1,359            0          41,277

Corporate obligations                                    12,965             95          (18)         13,042

Other securities, including mortgage-backed
     securities and equity securities                    14,640            954           (7)         15,587
                                                      ---------      ---------      -------      ----------
                                                      $ 111,858      $   3,783      $   (25)     $  115,616
                                                      =========      =========      =======      ==========


                                                                     September 30, 2001
                                                     -------------------------------------------------------
                 HELD TO MATURITY                                       Gross          Gross
                                                     Amortized       Unrealized    Unrealized
                                                        Cost            Gains        Losses       Fair Value
                                                     -----------     ----------    ----------    -----------

Obligations of state and political subdivisions       $   154         $   3          $    0        $   157

Other securities, including mortgage-backed
     securities and equity securities                      65             2               0             67
                                                      -------         -----          ------        -------
                                                      $   219         $   5          $    0        $   224
                                                      =======         =====          ======        =======


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                   (Amounts in thousands, except share data)
-------------------------------------------------------------------------------



                                                                     December 31, 2000
                                                     -------------------------------------------------------
                 AVAILABLE FOR SALE                                     Gross          Gross
                                                     Amortized       Unrealized    Unrealized
                                                        Cost            Gains        Losses       Fair Value
                                                     -----------     ----------    ----------    -----------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies         $  47,834       $     325      $   (130)      $  48,029

Obligations of state and political subdivisions           43,500             516           (97)         43,919

Corporate obligations                                      5,630               9          (226)          5,413

Other securities, including mortgage-backed
     securities and equity securities                     17,230           1,024          (101)         18,153
                                                       ---------        --------      --------       ---------
                                                       $ 114,194       $   1,874      $   (554)      $ 115,514
                                                       =========       =========      ========       =========


                                                                     December 31, 2000
                                                     -------------------------------------------------------
                 HELD TO MATURITY                                      Gross          Gross
                                                     Amortized       Unrealized    Unrealized
                                                        Cost            Gains        Losses       Fair Value
                                                     -----------     ----------    ----------    -----------
Obligations of state and political subdivisions          $  155         $    1         $     0       $  156

Other securities, including mortgage-backed
     securities and equity securities                       123              0              (1)         122
                                                         ------         ------         -------       ------
                                                         $  278         $    1         $    (1)      $  278
                                                         ======         ======         =======       ======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

The amortized cost and fair value of securities at September 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

AVAILABLE FOR SALE                        Amortized Cost  Fair Value
                                          --------------  ----------
Due in one year or less                      $ 36,488      $ 36,817
Due after one year through five years          52,150        54,228
Due after five years through ten years          8,580         8,984
Due after ten years                                 0             0
Mortgage-backed securities                      8,327         8,521
Equity securities                               6,313         7,066
                                             --------      --------
    Total securities available for sale      $111,858      $115,616
                                             ========      ========


HELD TO MATURITY                          Amortized    Estimated
                                             Cost      Fair Value
                                          ---------    ----------
Due in one year or less                      $ 77        $ 78
Due after one year through five years          77          79
Mortgage-backed securities                     65          67
                                             ----        ----
    Total securities held to maturity        $219        $224
                                             ====        ====



Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                                 --------------------        ----------------------
                                  2001          2000          2001           2000
                                 ------        ------        ------        --------
Proceeds                         $   --        $   --        $   --        $ 11,688
Gross gains                          --            10            --              33
Gross losses                         --            --            --            (661)
Security gains due to calls
  prior to maturity                   5            --             5               4

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Securities with a carrying value of approximately $69,312 and $58,088 were pledged as of September 30, 2001 and December 31, 2000, respectively, to secure public deposits, other deposits and liabilities as required by law.

(3) Loans

      Loans at September 30, 2001 and December 31, 2000 were as follows:

                                                    9/30/2001       12/31/2000
                                                    ---------       ----------
Commercial and Agriculture                          $  25,791       $  26,416
Commercial real estate                                 65,545          60,546
Real Estate - mortgage                                209,128         217,344
Real Estate - construction                              9,440           9,684
Consumer                                               27,439          29,509
Credit card and other                                   1,825           2,979
Leases                                                    638             590
                                                    ---------       ---------
     Total loans                                      339,806         347,068
Allowance for loan losses                              (4,290)         (4,107)
Deferred loan fees                                       (852)           (957)
Unearned interest                                         (14)            (22)
                                                    ---------       ---------
     Net loans                                      $ 334,650       $ 341,982
                                                    =========       =========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

 (4) Allowance for Loan Losses

      A summary of the activity in the allowance for loan losses was as follows:

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,                September 30,
                                                           ---------------------       ---------------------
                                                             2001          2000         2001          2000
                                                           -------       -------       -------       -------
Balance beginning of period                                $ 4,353       $ 4,287       $ 4,107       $ 4,274
Loans charged-off                                             (324)         (294)         (792)         (645)
Recoveries                                                     126            54           319           203
Provision for loan losses                                      135           284           656           499
                                                           -------       -------       -------       -------
Balance June 30,                                           $ 4,290       $ 4,331       $ 4,290       $ 4,331
                                                           =======       =======       =======       =======


Information regarding impaired loans was as follows for the three and nine months ended September 30.

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                             ------------------      ------------------
                                                              2001        2000        2001        2000
                                                             ------      ------      ------      ------
Average investment in impaired loans                         $2,863      $4,186      $2,993      $4,082

Interest income recognized on impaired loans
     including interest income recognized on cash basis          41         103         142         247

Interest Income recognized on impaired loans
     on cash basis                                               41         103         142         247

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Information regarding impaired loans at September 30, 2001 and December 31, 2000 was as follows:

                                                      9/30/01     12/31/00
                                                      -------     --------
Balance impaired loans                                 $1,968      $5,152

Less portion for which no allowance for loan
     losses is allocated                                 --          --
                                                       ------      ------
Portion of impaired loan balance for which an
     allowance for credit losses is allocated          $1,968      $5,152
                                                       ======      ======
Portion of allowance for loan losses allocated to
     the impaired loan balance                         $  296      $1,179
                                                       ======      ======


Nonperforming loans were as follows.

                                                      September 30,             December 31,
                                                          2001                      2000
                                                    -----------------         ----------------
Loans past due over 90 days still on accrual             $1,911                    $  558
Nonaccrual                                                4,818                     1,368

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2001 and December 31, 2000.

                                                                  Contract Amount
                                                      ------------------------------------------
                                                         September 30,            December 31,
                                                             2001                    2000
                                                      ------------------       -----------------
Commitment to extend credit:
      Lines of credit and construction loans              $ 25,248                  $ 28,170
      Credit cards                                           3,645                     4,564
Letters of credit                                              398                       339
                                                          --------                  --------
                                                          $ 29,291                  $ 33,073
                                                          ========                  ========


      Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $4,213 at September 30, 2001 and had interest rates ranging from 4.00% to 12.50% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $6,064 at December 31, 2000 with interest rates ranging from 5.00% to 12.50% with maturities extended up to 30 years.

      The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2001 and December 31, 2000 approximated $4,843 and $4,148.

      Effective November 2, 2001, the Corporation agreed to acquire Independent Community Banc Corp ("Independent"). The transaction will be accounted for as a purchase. The Corporation will issue approximately 1 million shares of common stock to the shareholders of Independent based upon an exchange ratio of 1.7 shares of the Corporation for each outstanding share of Independent common stock. Independent has total assets of approximately $140 million. The acquisition is expected to close early in the second quarter of 2002.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction

      The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2001, compared to December 31, 2000 and the consolidated results of operations for the three-month and nine-month periods ending September 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

      Total assets of the Corporation at September 30, 2001 totaled $504,185 compared to $489,259 at December 31, 2000. This was a increase of $14,925 or 3.1 percent. Within the structure of the assets, net loans have decreased $7,332, or 2.1 percent since December 31, 2000, primarily in the area of residential real estate loans. The Corporation has shifted its focus from seeking residential real estate loans to seeking commercial loan products. This shift in focus will help improve the yield on the Corporation's loan portfolio, as well as reduce the interest rate risk on the loan portfolio. Mr. Money was formed in 2000 to service the needs of B and C credit customers for

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $16,578 at September 30, 2001 compared to $12,143 at December 31, 2000. Loans held for sale increased $685, or 120.00 percent from December 31, 2000. The balance in loans held for sale is a function of the demand for fixed rate mortgages. As rates fell in the first nine months of 2001, the demand for fixed rate mortgages increased. In May of 2001, Farmers State Bank sold $2,613 in fixed rate loans. Farmers State Bank sold the loans in its portfolio to decrease interest rate risk inherent with fixed rate long-term mortgages. In September of 2001, The Citizens Banking Company also sold $4,952 in fixed rate loans. Citizens Banking Company sold the loans for the same reason stated above. At September 30, 2001, the net loan to deposit ratio was 80.0 percent compared to 87.2 percent at December 31, 2000.

      At September 30, 2001, $115,616 or 99.8 percent of the security portfolio was classified as available for sale. The $219 remainder of the portfolio was classified as held to maturity. Securities increased $43 from December 31, 2000.

      For the nine months of operations in 2001, $656 was placed into the allowance for loan losses from earnings compared to $499 for the same period of 2000. The increased provision is due to an increase in net charge-offs as well as an increase in nonperforming loans. Additionally, Mr. Money established allowance for loan losses at a higher level than the banks due to the higher credit risks associated with the loans they originate. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first nine months of 2001 were $792 compared to $645 for the same period of 2000. The September 30, 2001 allowance for loan losses as a percent of total loans was 1.27 percent compared to 1.19 percent at December 31, 2000.

      Office premises and equipment have decreased $114 and intangible assets have decreased $244 since December 31, 2000. The decrease in office premises and equipment is attributed to new purchases of $603, disposals of $5 and depreciation of $712. Intangible assets decreased due to amortization.

      Accrued interest and other assets totaled $6,769 at September 30, 2001 compared to $6,038 at December 31, 2000, an increase of $731. This increase was primarily due to increases in other assets at Citizens of $249 and an increase of interest receivable at Mr. Money of $177. The increase in other assets at Citizens was due mainly to an increase in other real estate owned. Mr. Money interest receivable is largely due to timing of receipt of interest payments on loans.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      Total deposits at September 30, 2001 increased $26,439 from year-end 2000. Noninterest-bearing deposits, representing demand deposit balances, increased $332 from year-end 2000. Interest-bearing deposits, including savings and time deposits, increased $26,106 from year-end 2000. The majority of the total increase in deposits can be explained by the following. Both Citizens and Farmers participated in a program called Bid-Ohio. The program consists of bidding on depository funds from the State Treasurer of Ohio. The two banks successfully received $10,000 of bids during the first nine-months of 2001. These funds were used to decrease the use of fed funds purchased. The two banks also experienced an $8,000 increase in public fund accounts. These balances can and do fluctuate daily. Also, savings balances at the three banks increased $3,000 since December 31, 2000. The year to date 2001 average balance of savings deposits has decreased $5,099 compared to the average balance of the same period for 2000. The growth in deposits was used to reduce the amount of borrowed funds. The current average rate of savings deposits is
      2.27 percent compared to 2.36 percent in 2000. The year to date 2001 average balance of time certificates has increased $16,025 compared to the average balance for the same period for 2000. In conjunction with market conditions and in order to remain competitive, the banks have offered special rates on various certificates of deposit. As a result, the banks have experienced shifting toward the special rate certificates of deposit. The current average rate on total interest-bearing deposits is 4.66 percent compared to 5.37 percent for the same period for 2000.

      Total borrowed funds have decreased $15,085 from December 31, 2000 to September 30, 2001. Federal funds purchased have decreased $20,000 since December 31, 2000. The need for federal funds purchased has decreased, due to increased deposits. However, in the short term, there may still be a need to supplement traditional funding sources with non-deposit funding. In addition, the Corporation has notes outstanding with other financial institutions totaling $14,000 at September 30, 2001. These notes were used to fund the loan growth at Mr. Money. Federal Home Loan Bank borrowings have decreased $440 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $350 and U.S. Treasury Tax Demand Notes have increased $1,605.

      Shareholders' equity at September 30, 2001 was $51,073, which was 10.1 percent of total assets. Shareholders' equity at December 31, 2000 was $47,925, which was 9.8 percent of total assets. The increase in shareholders' equity is made up of earnings of $3,845, less dividends paid of $2,205 and the purchase of 5,000 treasury shares for $101, and the increase in the market value of securities available for sale, net of tax, of $1,609. The Corporation paid cash dividends on February 1, 2001, May 1, 2001, and August 1, 2001, each at a rate of $.18 per share. Total outstanding shares at September 30, 2000 were 4,082,619.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Results of Operations

      Nine Months Ended September 30, 2001 and 2000

      Net income for the nine months ended September 30, 2001 was $3,845, or $.94 per common share compared to $3,805, or $.92 per common share for the same period in 1999. This was a increase of $40, or 1.0 percent. Some of the reasons for the changes are explained below.

      Total interest income for the first nine months of 2001 increased $1,961, or 7.8 percent compared to the same period in 2000. The average rate on earning assets on a tax equivalent basis for the first nine months of 2001 was 7.51 percent and 2000 was 7.50 percent. Total interest expense for the first nine months of 2001 has increased $832, or 7.3 percent compared to the same period of 2000. This increase is mainly attributed to an increase in interest on deposits of $308 and an increase in interest on other borrowings of $547. Interest on FHLB borrowings is down $23 due to balances borrowed being lower in 2001. The average rate on interest-bearing liabilities for the first nine months of 2001 was 4.09 percent compared to 4.06 percent for the same period of 2000. The net interest margin on a tax equivalent basis was 4.26 percent for the nine-month period ended September 30, 2001 and 4.08 percent for the same period ended September 30, 2000.

      Noninterest income for the first nine months of 2001 totaled $3,821, compared to $3,391 for the same period of 2000, an increase of $430, or
      12.7 percent. The main reason for the increase was due to gain on sales of loans which were $289 for the nine months ended September 30, 2001, versus a loss of $50 in the prior year due to a write down of loans held for sale to the lower of cost or market. Gain on the sale of loans increased because falling interest rates increased the demand for fixed rate mortgages. This increased the volume of loans sold, including Farmers' sale of $2,613 in fixed rate mortgages and Citizens' sale of $4,952 in fixed rate mortgages. Net gain on securities for the first nine months of 2001 increased $39 compared to 2000. Additionally, revenue from computer operations increased $52. SCC provides item processing for 10 financial institutions in addition to the three subsidiary banks. Other operating income increased $110. This increase was mainly due to a $64 increase in revenues by the corporation's appraisal company.

      Noninterest expense for the nine months ended September 30, 2001 totaled $12,689 compared to $11,441 for the same period in 2000. This was an increase of $1,248, or 10.9 percent. Salaries and benefits increased $672, or 13.0 percent compared to the first nine months of 2000 as a result of the Corporation adding employees at the affiliates, primarily related to the operation of Mr. Money. Computer processing increased by $36 compared to last year. Also, net occupancy expense increased $67 compared to the first nine months of 2000. The formation of Mr. Money, the relocating of and opening of a new Citizens branch attributed to $81 of the increase of net occupancy expense. SCC experienced a decrease of $13 in net occupancy, primarily due to moving offices from a leased site to the Citizens' downtown offices.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      Income tax expense for the first nine months of 2001 totaled $1,482 compared to $1,368 for the first nine months of 2000. This was an increase of $114, or 8.3 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $154. The effective tax rates were comparable for the nine-month periods ended September 30, 2001 and September 30, 2000, at 27.8% and 26.4% respectively.

      Three Months Ended September 30, 2001 and 2000

      Net income for the three months ended September 30, 2001 was $1,504, or $.37 per common share compared to $1,236, or $.30 per common share for the same period in 2000. This was an increase of $268, or 21.7 percent. Some of the reasons for the changes are explained below. Total interest income for the third quarter of 2001 increased $174, or 2.0 percent compared to the same period in 2000. The average rate on earning assets on a tax equivalent basis for the third quarter of 2001 was 7.26 percent and 7.68 percent for the same period of 2000. Total interest expense for the third quarter of 2001 decreased $170, or 4.2 percent compared to the same period of 2000. Interest on deposits decreased $191, primarily due to decreases in the rates paid on the deposits. The average rate on interest-bearing liabilities for the third quarter of 2001 was 3.71 percent compared to
      4.24 percent for the same period of 2000. The net interest margin on a tax equivalent basis was 4.34 percent for the three-month period ended September 30, 2001 and 4.12 percent for the same period ended September 30, 2000.

      Noninterest income for the third quarter of 2001 totaled $1,422, compared to $1,253 for the same period of 2000, an increase of $169. Gain on sale of loans third quarter of 2001 increased $133 compared to 2000. Gain on the sale of loans increased because falling interest rates increased the demand for fixed rate mortgages. Citizens' sale of $4,952 in fixed rate mortgages occurred during the third quarter of 2001. Gain on the sale of securities decreased $5 in the third quarter of 2001. Revenue from computer operations increased $9. Other operating income increased $55. Service charges on deposit accounts decreased $23 as a result of decreased customer overdrafts due to the customers' use of products such as overdraft protection.

      Noninterest expense for the three months ended September 30, 2001 totaled $4,308 compared to $4,023 for the same period in 2000. This was an increase of $285, or 7.1 percent. Salaries and benefits increased $110, or
      6.1 percent compared to the third quarter of 2000 as a result of the Corporation adding employees at the existing affiliates as well as employees at the banks receiving commissions on products that they sell. Other expenses decreased by $9 compared to 2000. Professional fees increased by $84, or 76.4 percent compared to the same period of 2000, due to an increase of $72 in legal and audit fees. Net occupancy expense decreased $5, or 2.3 percent compared to the same period of 2000.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      Income tax expense for the third quarter of 2001 totaled $531 compared to $422 for the same period of 2000. This was an increase of $109, or 25.8 percent. The effective tax rates for the three-month periods ended September 30, 2001 and September 30, 2000, were 26.1% and 25.4% respectively.

Capital Resources

      Shareholders' equity totaled $51,073 at September 30, 2001 compared to $47,925 at December 31, 2000. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                          Corporation Ratios
                                        ----------------------       Regulatory
                                        9/30/01       12/31/00        Minimums
                                        -------       --------       ----------
Tier I Risk Based Capital                14.3%          14.1%           4.0%
Total Risk Based Capital                 15.8%          15.3%           8.0%
Leverage Ratio                            9.5%           9.3%           4.0%

      The Corporation paid a cash dividend of $.18 per common share each on February 1, May 1, and August 1, 2001 compared to $.17 per common share each on February 1, May 1, and August 1, 2000.

      Capital expenditures totaled $604 for the first nine months of 2001 compared to $593 for the same period of 2000.

Liquidity

      Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $45,261 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $77,231 at September 30, 2001. Finally, 99.8% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

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

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

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

      Management measures the Corporation's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The following tables present an analysis of the potential sensitivity of the Corporation's new present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.

                   NET PORTFOLIO VALUE -- SEPTEMBER 30, 2001

      CHANGE IN RATES        $ AMOUNT         $ CHANGE        % CHANGE
      ---------------        --------         --------        --------
         +200 bp             $ 40,586         $ (9,945)         (20)%
         +100 bp               45,816           (4,715)          (9)%
         Base                  50,531               --            --
         -100 bp               55,391            4,860           10%
         -200 bp               59,496            8,965           18%


                     NET PORTFOLIO VALUE - DECEMBER 31, 2000

      CHANGE IN RATES        $ AMOUNT         $ CHANGE        % CHANGE
      ---------------        --------         --------        --------
          +200 bp            $ 34,391         $ (7,728)          (18)%
          +100 bp              37,261           (5,627)          (13)%
          Base                 42,888               --             --
          -100 bp              48,549            5,661            13%
          -200 bp              53,576           10,668            25%

                            First Citizens Banc Corp
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

The reduction in the relative change in net portfolio value from December 31, 2000 to September 30, 2001, given the assumed immediate change in interest rates is primarily a result of two factors. First, the reduction in long-term interest rates during 2001 served to increase the base level of net portfolio value due to the corresponding increase in the fair value of loans and investments. In addition, the majority of new loans originated in 2001 have interest rate adjustment features, which lessens the impact of future rate changes.

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

First Citizens Banc Corp

/s/ David A. Voight                                   November 14, 2001
------------------------------------                  -----------------
David A. Voight                                       Date
President



/s/ James O. Miller                                   November 14, 2001
------------------------------------                  -----------------
James O. Miller                                       Date
Executive Vice President

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------


Exhibit
Number     Description                           Page Number
-------    -----------                           -----------
99         Safe Harbor Under the Private         Incorporated by reference to
           Securities Litigation Reform Act      Exhibit 99 to Annual Report on
           of 1995                               Form 10-K for the Year Ended
                                                 December 31, 1999 filed by the
                                                 registrant on March 24, 2000