Form 10-K405
period 2001-12-31
FIRST CITIZENS BANC CORP /OH
filed 2002-03-27
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0-25980

                            FIRST CITIZENS BANC CORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                                     34-1558688
------------------------------------                          ----------------------------------
   State or other jurisdiction of                                      (IRS Employer
    incorporation or organization                                    Identification No.)

    100 East Water Street, Sandusky, Ohio                                 44870
-------------------------------------------------             ----------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)
Registrant's telephone number, including area code                  (419) 625-4121
                                                              ----------------------------------

          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of January 31, 2002 was $71,719,872.

As of January 31, 2002, there were 4,077,619 shares of no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10K. Portions of the registrant's Proxy Statement, to be dated approximately March 15, 2002, are incorporated by reference into Part III of this Form 10K.


                                      INDEX


PART I
Item 1.   Description of Business.......................................................    1
Item 2.   Description of Properties.....................................................   14
Item 3.   Legal Proceedings.............................................................   14
Item 4.   Submission of Matters to a Vote of Security Holders...........................   14

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................................   14
Item 6.   Selected Financial Data.......................................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation....................................................   15
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk....................   15
Item 8.   Financial Statements and Supplementary Data...................................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................................   15

PART III
Item 10.  Directors and Executive Officers of the Registrant............................   15
Item 11.  Executive Compensation........................................................   15
Item 12.  Security Ownership of Certain Beneficial Owners and Management................   15
Item 13.  Certain Relationships and Related Transactions................................   15

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   16


Signatures..............................................................................   17

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business
     -------------------------------

     FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leech-Bliley Act of 1999 (GLB Act), as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $487,671 at December 31, 2001. FCBC and its subsidiaries are referred to together as the Corporation.

     THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio and one Loan Production office in Port Clinton, Ohio. This subsidiary accounts for 60% of the Corporation's consolidated assets at December 31, 2001.

     THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1999, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in Willard, Ohio and the Ohio villages of Chatfield, Tiro, Richwood and Green Camp. Farmers accounts for 26% of the Corporation's consolidated assets at December 31, 2001.

     THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. Castalia accounts for 10% of the Corporation's consolidated assets at December 31, 2001.

     SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2001.

     R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2001.

     MR. MONEY FINANCE COMPANY (Mr. Money) was formed in year 2001 to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in Norwalk, Ohio. Loans for Mr. Money come from direct consumer lending to customers, acquisition of loans from brokers and from home improvement contractors and automobile dealerships. The primary focus of lending for Mr. Money is in the mortgage and home improvement type of credits. Mr. Money accounts for less than three percent of the Corporation's consolidated assets as of December 31, 2001.

--------------------------------------------------------------------------------

     FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) has been formed to provide customers with a seamless mortgage product with improved service. Assets of the Title Agency are not significant.

     FIRST CITIZENS INSURANCE AGENCY INC, (Insurance Agency) was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant.

     On November 1, 2001, the Company signed a letter of intent to acquire Independent Community Banc Corp. ("ICBC"), headquartered in Norwalk, Ohio. The shareholders of ICBC will receive 1.7 shares of First Citizens Banc Corp stock for each share of ICBC stock. The merger will be a tax-free exchange of common shares and will be accounted for as a purchase transaction. At December 31, 2001, ICBC reported total assets of $135,701 shareholders' equity of $11,998 and net income of $1,104. The merger is subject to shareholders and regulatory approval and is expected to be consummated in April, 2002.


(b)  Financial Information About Industry Segments
     ---------------------------------------------

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


(c)  Narrative Description of Business
     ----------------------------------

     General
     -------

     The Corporation's primary business is incidental to the three subsidiary banks. Citizens, Farmers and Castalia, located in Erie, Crawford, Huron, Union, Marion, Richland and Ottawa Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans and purchasing securities. The subsidiary banks do not operate a trust department.

     Interest and fees on loans accounted for 70% of total revenue for 2001 and 67% of total revenue for 2000. The primary focus of lending is real estate mortgages. Residential real estate mortgages comprised 61% of the total loan portfolio in 2001 and 63% of the total loan portfolio in 2000. Citizens', Farmers' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

     On a parent company only basis, FCBC's main source of funds is the receipt of dividends paid by its subsidiaries, principally the Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the Banks and at the same time provide funds to FCBC for shareholder dividends.

     The Corporation's business is not seasonal, nor is it dependent on a single or small group of customers.

     In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.



--------------------------------------------------------------------------------

     Competition
     ------------

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

     Employees
     ---------

     FCBC has no employees. The subsidiary companies employ approximately 212 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.


     Supervision and Regulation
     --------------------------

     THE BANK HOLDING COMPANY ACT. As a bank holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

     The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

     GLB ACT. In November, 1999 the Gramm-Leach-Bliley Act of 1999 (GLB Act) went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLB Act, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become "financial holding companies." Financial holding companies may engage in or acquire companies that engage in a broad range of financial services which were previously not permitted, such as insurance underwriting, securities underwriting and distribution. FCBC registered as a financial company in 2000.

     The GLB Act adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates.

--------------------------------------------------------------------------------

     The GLB Act contains extensive provisions on a customer's right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution's policies and procedures regarding the handling of customer's non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     INTERSTATE BANKING AND BRANCHING. Prior to enactment of the Interstate Banking and branch Efficiency Act of 1995, neither FCBC nor its subsidiaries could acquire banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and
     (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

     FDIC. The Federal Deposit Insurance Corporation ("FDIC") is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of FCBC's bank subsidiaries are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC's deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

     The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

     CAPITAL GUIDELINES. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary Banks had risk-based capital ratios above minimum requirements at December 31, 2001.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depositary institution's efforts to assist in its community's credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.








--------------------------------------------------------------------------------

     Regulation of Bank Subsidiaries
     -------------------------------

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

     The deposits of Citizens, Castalia and Farmers are insured by the Bank Insurance Fund of the FDIC, and all three entities are subject to the Federal Deposit Insurance Act. Farmers is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default.


     Effect of Government Monetary Policy
     ------------------------------------

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


     Future Regulatory Uncertainty
     -----------------------------

     Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001 which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result, FCBC cannot forecast how federal regulation of financial institutions may change in the future or its impact on FCBC's operations.





--------------------------------------------------------------------------------

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

     The Corporation does not have any offices located in a foreign country, nor do they have any foreign assets, liabilities, or related income and expense for the years presented.

(e)  Statistical Information
     ------------------------

     The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2001 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.


I. Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2001, 2000 and 1999 is included on pages 11 through 13 - "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates", within Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated into this Item I by reference.



II.  Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

                                                                              2001           2000           1999
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $    55,362    $    48,029     $    63,224
Corporate Bonds                                                                4,618          5,413          13,012
Obligations of states and political subdivisions (1)                          38,551         43,919          52,606
Other securities, including mortgage-backed securities (1)                    15,056         18,153          21,413
                                                                         -----------    -----------     -----------

     Total                                                               $   113,587    $   115,514     $   150,255
                                                                         ===========    ===========     ===========

HELD TO MATURITY

Obligations of states and political subdivisions (1)                     $        78    $       155     $       232
Other securities, including mortgage-backed securities (1)                        61            123             174
                                                                         -----------    -----------     -----------

     Total                                                               $       139    $       278     $       406
                                                                         ===========    ===========     ===========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.








--------------------------------------------------------------------------------

The following tables set forth the maturities of securities at December 31, 2001 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                                Maturing
                                                  -----------------------------------------------------------------
                                                                                After one            After five
                                                          Within               but within            but within
                                                         one year              five years             ten years
                                                         --------              ----------             ---------
                                                     Amount     Yield      Amount      Yield     Amount      Yield
                                                     ------     -----      ------      -----     ------      -----
                                                                            (Dollars in thousands)
AVAILABLE FOR SALE (4)

U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                                    $   30,596    4.49%     $  24,766     5.60%   $   --
Obligations of states and political
  subdivisions (1)                                     7,821    4.57         23,934     4.54        6,796      4.59%

Other securities (2)                                   2,109    5.83          2,509     5.12        --
                                                  ----------             ----------             ---------

    Total                                         $   40,526    4.57%    $   51,209     5.08%   $   6,796      4.59%
                                                  ==========             ==========             =========

HELD TO MATURITY

Obligations of states and political
   subdivisions (1)                               $       78    4.54%
Other securities (3)
                                                  ----------

    Total                                         $       78    4.54%
                                                  ===========

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) Excludes $9,243 of mortgage-backed securities and $5,813 of equity securities.

(3)  Excludes $61 of mortgage-backed securities.

(4) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.






--------------------------------------------------------------------------------

III. Loan Portfolio

Types of Loans
--------------

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Commercial and agricultural              $     26,708   $      26,416   $     26,077   $     24,140    $     26,657
Commercial real estate                         70,616          60,546         48,301         53,804          49,428
Residential real estate                       204,496         217,344        178,876        173,789         183,031
Real estate construction                        9,402           9,684          4,482          3,493           3,923
Consumer                                       23,100          29,509         28,106         27,490          28,759
Leases                                            435             590            392            589             736
Credit card and other                           2,315           2,979          3,576          1,426           1,694
                                         ------------   -------------   ------------   ------------    ------------

                                         $    337,072   $     347,068   $    289,810   $    284,731    $    294,228
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

Commercial real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Commercial real estate mortgage loans generally maintain a loan-to-value ratio of 75% or less.

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




--------------------------------------------------------------------------------

Credit card loans are made as a convenience to existing customers of the Corporation. All such loans are made on an unsecured basis, lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Corporation.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation's consolidated financial statements. As of December 31, 2001 and 2000, the Corporation was contingently liable for $888 and $339 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2001 and 2000, the Corporation had commitments to extend credit in the aggregate amounts of approximately $43,833 and $32,734. Of these amounts, $36,828 and $28,170 represented lines of credit and construction loans, and $7,005 and $4,564 represented credit card commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2001 and 2000.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the amount of commercial and agricultural, commercial real estate and real estate construction loans outstanding as of December 31, 2001, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                               Maturing
                                                  -----------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    one year         five years      five years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)

Commercial and agricultural                       $     11,224     $      11,343     $      4,141      $     26,708
Commercial real estate                                   5,848            14,995           49,773            70,616
Real estate construction                                 2,183             1,755            5,464             9,402
                                                  ------------     -------------     ------------      ------------

                                                  $     19,255     $      28,093     $     59,378      $    106,726
                                                  ============     =============     ============      ============

                                                             Interest
                                                            Sensitivity
                                                   -----------------------------
                                                      Fixed           Variable
                                                      rate              rate
                                                      ----              ----
                                                      (Dollars in thousands)

Due after one but within five years               $     21,796     $       6,297
Due after five years                                     9,399            49,979
                                                  ------------     -------------

                                                  $     31,195     $      56,276
                                                  ============     =============

The preceding maturity information is based on contract terms at December 31, 2001 and does not include any possible "rollover" at maturity date. In the normal course of business, the Corporation considers and acts on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.






--------------------------------------------------------------------------------
                                       9

Risk Elements
-------------

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

                                                               2001         2000       1999       1998       1997
                                                               ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $    2,413   $   1,368   $   1,682  $   1,693  $   1,969

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                 2,818         558         834      1,235      1,717

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest
  or principal because of a deterioration in
  the financial position of the borrower (3)                      467         634         693        305        308
                                                           ----------   ---------   ---------  ---------  ---------

     Total                                                 $    5,698   $   2,560   $   3,209  $   3,233  $   3,994
                                                           ==========   =========   =========  =========  =========

Impaired loans included in above totals                    $    1,973   $   2,778   $     994  $   1,196  $     864
Impaired loans not included in above totals                     1,592       2,374       3,166      2,963      3,571
                                                           ----------   ---------   ---------  ---------  ---------

Total impaired loans                                       $    3,565   $   5,152   $   4,160  $   4,159  $   4,435
                                                           ==========   =========   =========  =========  =========

There are no loans as of December 31, 2001, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2001.

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

Interest income recognition associated with impaired loans was as follows.

                                                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----
Interest income on impaired loans, including
  interest income recognized on a cash basis        $      184   $      344   $      320    $     273    $      227
                                                    ==========   ==========   ==========    =========    ==========
Interest income on impaired loans recognized on
  a cash basis                                      $      184   $      344   $      320    $     273    $      182
                                                    ==========   ==========   ==========    =========    ==========

There were no foreign outstandings for any period presented.

No concentrations of loans exceeded 10% of total loans.












--------------------------------------------------------------------------------

IV.  Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses
-----------------------------------------

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

                                                2001           2000            1999            1998           1997
                                                ----           ----            ----            ----           ----
                                                                     (Dollars in thousands)
Daily average amount of loans,
  net of unearned income                     $ 346,696       $ 314,071       $ 284,080       $ 288,108       $ 280,141
                                             =========       =========       =========       =========       =========

Allowance for possible loan
  losses at beginning of year                $   4,107       $   4,274       $   4,567       $   4,707       $   3,935

Loan charge-offs:
   Commercial and agricultural and
     commercial real estate                        987             612              63             134              53
   Real estate mortgage                             29             166              95              40              70
   Real estate construction                       --              --              --              --              --
   Consumer                                        392             447             581             490             387
   Leases                                         --              --              --              --              --
   Credit card and other                            52              46              49              61              47
                                             ---------       ---------       ---------       ---------       ---------
                                             $   1,460           1,271             788             725             557

Recoveries of loans previously Charged-off:
   Commercial and agricultural and
     commercial real estate                        249              75              29              32              48
   Real estate mortgage                             68              57              13              31               2
   Real estate construction                       --              --              --              --              --
   Consumer                                         52             148             170             133             132
   Leases                                           21            --              --              --              --
   Credit card and other                            25              17              17              27              18
                                             ---------       ---------       ---------       ---------       ---------
                                                   415             297             229             223             200
                                             ---------       ---------       ---------       ---------       ---------
Net charge-offs (1)                             (1,045)           (974)           (559)           (502)           (357)

Provision for loan losses (2)                    1,803             807             266             362           1,129
                                             ---------       ---------       ---------       ---------       ---------

Allowance for loan losses
  at end of year                             $   4,865       $   4,107       $   4,274       $   4,567       $   4,707
                                             =========       =========       =========       =========       =========

Allowance for loan losses
  as a percent of loans
  at year-end                                     1.45%           1.19%           1.48%           1.60%           1.60%
                                             =========       =========       =========       =========       =========

Ratio of net charge-offs during
  the year to average loans
  outstanding                                      .30%            .31%            .20%            .17%            .13%
                                             =========       =========       =========       =========       =========

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








--------------------------------------------------------------------------------

Allocation of Allowance for Loan Losses
---------------------------------------

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

                                                                 2001                                   2000
                                                                 ----                                   ----
                                                                        Percentage                              Percentage
                                                                       of loans to                             of loans to
(Dollars in thousands)                                 Allowance        total loans           Allowance        total loans
                                                       ---------        -----------           ---------        -----------

Commercial and agricultural                            $     223                7.9%          $     316                7.8%
Commercial real estate                                     1,116               21.0                 969               17.4
Real estate mortgage                                       1,313               60.8               1,439               62.6
Real estate construction                                      17                2.8                  12                2.8
Consumer                                                     347                6.9                 327                8.5
Credit card and other                                          7                0.5                   8                0.8
Leases                                                        46                0.1                --                  0.1
Unallocated                                                1,796                                  1,036
                                                       ---------          ---------           ---------          ---------

                                                       $   4,865              100.0%          $   4,107              100.0%
                                                       =========          =========           =========          =========

                                                                   1999
                                                                   ----
                                                                         Percentage
                                                                        of loans to
                                                       Allowance        total loans
                                                       ---------        -----------


Commercial and agricultural                            $     531                9.0%
Commercial real estate                                       152               16.7
Real estate mortgage                                       1,447               61.7
Real estate construction                                    --                  1.6
Consumer                                                     544                9.7
Credit card and other                                         12                1.2
Leases                                                        23                0.1
Unallocated                                                1,565               --
                                                       ---------          ---------

                                                       $   4,274              100.0%
                                                       =========          =========

                                                                   1998                                 1997
                                                                   ----                                 ----
                                                                         Percentage                             Percentage
                                                                         of loans to                            of loans to
                                                        Allowance        total loans           Allowance        total loans
                                                        ---------        -----------           ---------        -----------

Commercial and agricultural and commercial
  real estate                                          $     932               27.4%          $     768               25.9%
Real estate mortgage                                       1,202               61.0               1,509               62.2
Real estate construction                                    --                  1.2                --                  1.3
Consumer                                                     784                9.7                 377                9.8
Credit card and other                                         22                0.5                  15                0.6
Leases                                                        24                0.2                  29                0.2
Unallocated                                                1,603                --                2,009
                                                       ---------          ---------           ---------          ---------

                                                       $   4,567              100.0%          $   4,707              100.0%
                                                       =========          =========           =========          =========


The corporation started classifying loans differently in 1999 and did not restate 1998 and 1997 due to information not being available.




--------------------------------------------------------------------------------

Deposits
--------

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

                                          2001                        2000                        1999
                                ------------------------    --------------------------  ---------------------------
                                     Average     Average        Average       Average        Average      Average
                                     balance    rate paid       balance      rate paid       balance     rate paid
                                     -------    ---------       -------      ---------       -------     ---------
                                                               (Dollars in thousands)
Noninterest-bearing
  demand deposits               $     45,048      N/A       $     44,270         N/A    $     39,123         N/A
Interest-bearing demand
  deposits                            56,769     1.47%            58,612        2.71%         49,189        1.36%
Savings, including Money
  Market deposit accounts            106,002     3.16            109,316        2.56         115,057        2.78
Certificates of deposit,
  including IRAs                     204,566     4.72            188,723        5.19         206,296        5.01
                                ------------                ------------                ------------

                                $    412,385                $    400,921                $    409,665
                                ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2001 are summarized as follows.

                                                                              Individual
                                                           Certificates       Retirement
                                                            of Deposits        Accounts         Total
                                                            -----------        --------         -----
                                                                        (Dollars in thousands)

           3 months or less                                $    21,293      $      736       $    22,029
           Over 3 through 6 months                              13,939             243            14,182
           Over 6 through 12 months                             10,965             235            11,200
           Over 12 months                                        3,688           1,015             4,703
                                                           -----------      ----------       -----------

                                                           $    49,885      $    2,229       $    52,113
                                                           ===========      ==========       ===========

Short-term Borrowings
---------------------

See Note 8 to the consolidated financial statements (located at page 35 of the Annual Report to Shareholders) and "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" (located at pages 11 and 12 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2001, 2000 and 1999.

Return on Equity and Assets
---------------------------

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders.











--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns and operates three branch banking offices in Perkins Township (Sandusky, Ohio), branch banking office in the Ohio communities of Berlin Heights and Huron, and a loan production office in Port Clinton, Ohio. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Willard, Chatfield, Tiro, Richwood and Green Camp. Castalia owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC owns its processing center located at 1845 Superior Street, Sandusky, Ohio. Reynolds leases offices in downtown Sandusky, Ohio. Mr. Money leases two properties, one in Sandusky and the other in Norwalk, Ohio.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATION - AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000 AND FOR THE YEARS ENDING DECEMBER 31, 2001, 2000 AND 1999

"Management's Discussion and Analysis if Financial Condition and Results of Operations" appears on pages 4 through 15 of First Citizens Banc Corp's 2001 Annual Report to Shareholders and is incorporated herein by reference.
















--------------------------------------------------------------------------------

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 15 through 17 of First Citizens Banc Corp's 2001 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

First Citizens Banc Corp's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp's 2001 Annual Report to Shareholders (Exhibit 13, pages 18 through 45). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 18 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 46.

Report of Independent Auditors

Consolidated Balance Sheets
December 31, 2001 and 2000

Consolidated Statements of Income
For the three years ended December 31, 2001

Consolidated Statements of Changes in Shareholders' Equity
For the three years ended December 31, 2001

Consolidated Statements of Cash Flows
For the three years ended December 31, 2001

Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.


PART III

Information relating to the following items in included in First Citizens Banc Corp's Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 16, 2002, ("2001 Proxy Statement") dated March 15, 2002, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS








--------------------------------------------------------------------------------

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THE REPORT

1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 and filed as Exhibit 13 of this Form 10-K.

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3    EXHIBITS

     (2) Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

     (3)(i) Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     (3)(ii) Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     (4) Certificate for Registrant's Common Stock is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     (11) Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13 of this Form 10-K.

     (13)     First Citizens Banc Corp 2001 Annual Report to Shareholders



(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on November 1, 2001 to announce the signing of a definitive agreement to merge with Independent Community Banc Corp.













--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    First Citizens Banc Corp
                ---------------------------------------------------------------


By     /s/ David A. Voight
  -----------------------------------------------------------------------------
       David A. Voight, President (Principal Executive Officer)

By     /s/ James O. Miller
  -----------------------------------------------------------------------------
       James O. Miller, Executive Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2002 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/s/ Lowell W. Leech                              /s/ David A. Voight
---------------------------------                ------------------------------
Lowell W. Leech                                  David A. Voight
Chairman of the Board                            President, Director


/s/ John L. Bacon                                /s/ Dean S. Lucal
---------------------------------                ------------------------------
John L. Bacon                                    Dean S. Lucal
Director                                         Director


/s/ Robert L. Bordner                            /s/ W. Patrick Murray
---------------------------------                ------------------------------
Robert L. Bordner                                W. Patrick Murray
Director                                         Director


/s/ Mary Lee G. Close                            /s/ George L. Mylander
---------------------------------                ------------------------------
Mary Lee G. Close                                George L. Mylander
Director                                         Director


/s/ Blythe A. Friedley                           /s/ Paul H. Pheiffer
---------------------------------                ------------------------------
Blythe A. Friedley                               Paul H. Pheiffer
Director                                         Director


/s/ Richard B. Fuller                            /s/ Richard O. Wagner
---------------------------------                ------------------------------
Richard B. Fuller                                Richard O. Wagner
Director                                         Director


/s/ H. Lowell Hoffman, M.D.
---------------------------------
H. Lowell Hoffman, M.D.
Director





--------------------------------------------------------------------------------