Form 10-Q
period 2002-03-31
FIRST CITIZENS BANC CORP /OH
filed 2002-05-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................March 31, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................... to .......................

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

                                     __X__ Yes

                                     _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                           Outstanding at May 13, 2002
                             5,097,935 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             March 31, 2002 and December 31, 2001.........................................3
         Consolidated Statements of Income (unaudited)
             Three months ended March 31, 2002 and 2001...................................4
         Consolidated Statements of Comprehensive Income (unaudited)
             Three months ended March 31, 2002 and 2001...................................5
         Consolidated Statement of Shareholders' Equity (unaudited)
             Three months ended March 31, 2001 and March 31, 2002.........................6
         Condensed Consolidated Statement of Cash Flows (unaudited)
             Three months ended March 31, 2002 and 2001...................................7
         Notes to Consolidated Financial Statements (unaudited)........................8-16

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................17-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...................21-23


PART II. Other Information

ITEM 1.  Legal Proceedings...............................................................24

ITEM 2.  Changes in Securities and Use of Proceeds.......................................24

ITEM 3.  Defaults Upon Senior Securities.................................................24

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................24

ITEM 5.  Other Information...............................................................24

ITEM 6.  Exhibits and Reports on Form 8-K................................................24

SIGNATURES ..............................................................................25



                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                             (Unaudited)
                                                                                   March 31,            December 31,
         Assets                                                                      2002                   2001
                                                                                ----------------       ----------------
Cash and due from banks                                                       $          12,678      $          19,227
Federal Funds Sold                                                                       14,400                  6,025
Securities
         Available-for-sale                                                             112,647                113,587
         Held-to-maturity (Estimated Fair Value of $130 at
                 March 31, 2002, and $143 at December 31, 2001)                             126                    139
                                                                                ----------------       ----------------
                 Total securities                                                       112,773                113,726

Loans held for sale                                                                         656                  2,307

Loans                                                                                   334,169                336,212
         Less: Allowance for loan losses                                                 (4,887)                (4,865)
                                                                                ----------------       ----------------
                 Net loans                                                              329,282                331,347

Office premises and equipment, net                                                        6,878                  7,003
Intangible assets                                                                         1,512                  1,543
Accrued interest and other assets                                                         7,372                  6,493
                                                                                ----------------       ----------------

                 Total assets                                                 $         485,551      $         487,671
                                                                                ================       ================

         Liabilities
Deposits
         Noninterest-bearing deposits                                         $          42,953      $          44,612
         Interest-bearing deposits                                                      358,985                365,566
                                                                                ----------------       ----------------
                 Total deposits                                                         401,938                410,178

Federal Home Loan Bank borrowings                                                           658                    811
Securities sold under agreements to repurchase                                            9,948                 10,311
U. S. Treasury interest-bearing demand deposit note payable                               2,131                    720
Notes payable to other financial institutions                                            14,000                 14,000
Obligated mandatory redeemable capital securities                                         5,000                      0
Accrued interest, taxes and other expenses                                                2,929                  2,924
                                                                                ----------------       ----------------

                 Total liabilities                                                      436,604                438,944

         Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
         4,263,401 shares issued                                                         23,258                 23,258
Retained earnings                                                                        29,489                 28,844
Treasury stock, 185,782 shares at cost at March 31, 2002,
         180,782 shares at cost at December 31, 2001                                     (5,032)                (4,919)
Accumulated other comprehensive income                                                    1,232                  1,544
                                                                                ----------------       ----------------
                 Total shareholders' equity                                              48,947                 48,727
                                                                                ----------------       ----------------

                 Total liabilities and shareholders' equity                   $         485,551      $         487,671
                                                                                ================       ================






See notes to interim consolidated financial statements                    Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                    Three months ended
                                                         March 31,
                                               -----------------------------
                                                   2002              2001
INTEREST INCOME:
     Loans, including fees                        $ 6,257           $ 7,504
     Taxable securities                               996             1,158
     Nontaxable securities                            384               447
     Federal funds sold                                67                44
     Other                                              6                10
                                                  -------           -------
         Total interest income                      7,710             9,163

INTEREST EXPENSE:
     Deposits                                       2,592             3,692
     FHLB Borrowings                                   11                19
     Other                                            171               587
                                                  -------           -------
         Total interest expense                     2,774             4,298
                                                  -------           -------

NET INTEREST INCOME                                 4,936             4,865

PROVISION FOR LOAN LOSSES                             205               296
                                                  -------           -------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                      4,731             4,569

NONINTEREST INCOME:
     Computer center data processing fees             318               303
     Service charges                                  606               400
     Net gain/(loss) on sale of loans                  43                52
     Other                                            441               418
                                                  -------           -------
         Total noninterest income                   1,408             1,173

NONINTEREST EXPENSE:
     Salaries, wages and benefits                   2,000             1,948
     Net occupancy expense                            218               237
     Equipment expense                                274               252
     Computer processing                              193               182
     State franchise tax                              123               182
     Professional services                            183               142
     Amortization of intangible assets                 31                82
     Other operating expenses                       1,149             1,076
                                                  -------           -------
         Total noninterest expense                  4,171             4,101
                                                  -------           -------

         Income before taxes                        1,968             1,641

Income tax expense                                    549               460
                                                  -------           -------

         Net Income                               $ 1,419           $ 1,181
                                                  =======           =======

     Basic and diluted earnings per share         $  0.35           $  0.29
     Dividends declared per share                 $  0.19           $  0.18
     Wtd. avg. shares during the period         4,077,730         4,083,675



See notes to interim consolidated financial statements                    Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)


                                                      Three months ended
                                                           March 31,
                                                    2002               2001
                                                    ----               ----
Net income                                         $ 1,419           $ 1,181

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses) on
available for sale securities                         (473)            1,488
Reclassification adjustment for (gains) and
losses later recognized in income                        -                 -
                                                  --------           -------
Net unrealized gains and (losses)                     (473)            1,488
Tax effect                                             161              (506)
                                                  --------           -------
Total other comprehensive income (loss)               (312)              982
                                                  --------           -------
Comprehensive income                               $ 1,107           $ 2,163
                                                  ========           =======








See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)

                                                                                                         Accumulated
                                                Common Stock                                                Other         Total
                                         Outstanding                     Retained         Treasury      Comprehensive  Shareholders'
                                           Shares         Amount         Earnings          Stock        Income/(Loss)     Equity
                                         ------------  --------------  --------------   -------------   -------------- -------------
Balance, January 1, 2001                   4,087,619        $ 23,258        $ 28,614        $ (4,818)           $ 871      $ 47,925

Net income                                                                     1,181                                          1,181

Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                         982           982

Purchase of treasury stock, at cost           (5,000)                                           (101)                          (101)

Cash dividends ($.18 per share)                                                 (735)                                          (735)
                                          ----------      ----------     -----------      -----------     -----------   -----------

Balance, March 31, 2001                    4,082,619        $ 23,258        $ 29,060         $ (4,919)        $ 1,853      $ 49,252
                                          ==========      ==========     ===========      ===========     ===========   ===========


Balance, January 1, 2002                   4,082,619        $ 23,258        $ 28,844         $ (4,919)        $ 1,544      $ 48,727

Net income                                                                     1,419                                          1,419
Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                       (312)         (312)

Purchase of treasury stock, at cost           (5,000)                                           (112)                         (112)

Cash dividends ($.19 per share)                                                 (775)                                         (775)
                                          ----------      ----------     -----------      -----------     ----------    -----------

Balance, March  31, 2002                   4,077,619        $ 23,258        $ 29,488         $ (5,031)       $ 1,232       $ 48,947
                                          ==========      ==========     ===========      ===========     ==========    ===========



See notes to interim consolidated financial statements                   Page 6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            ----------------------------------
                                                                                  2002              2001
                                                                            ---------------    ---------------
Net cash from operating activities                                                $  2,923           $  1,020

Cash flows from investing activities
     Maturities of deposits held in other institutions                                   -                 51
     Maturities and calls of securities, held-to-maturity                               13                  4
     Maturities and calls of securities, available-for-sale                         11,781              2,267
     Purchases of securities, available-for-sale                                   (11,462)              (998)
     Proceeds from sale of securities, available-for-sale                                4                  -
     Loans made to customers, net of principal collected                             1,903             (4,661)
     Change in federal funds sold                                                   (8,375)                 -
     Purchases of office premises and equipment                                       (103)              (163)
                                                                                 ---------          ---------
            Net cash from investing activities                                      (6,239)            (3,500)

Cash flows from financing activities
     Repayment of FHLB borrowings                                                     (153)              (145)
     Net change in deposits                                                         (8,240)            17,733
     Change in securities sold under agreements to repurchase                         (363)              (881)
     Change in U. S. Treasury interest-bearing demand note payable                   1,411               (823)
     Change in notes payable                                                             -              3,400
     Change in federal funds purchased                                                   -            (10,335)
     Purchases of treasury stock                                                      (113)              (101)
     Proceeds from obligated mandatorily redeemable capital securities               5,000                  -
     Cash dividends paid                                                              (775)              (735)
                                                                                 ---------          ---------
            Net cash from financing activities                                      (3,233)             8,113
                                                                                 ---------          ---------

Net change in cash and due from banks                                               (6,549)             5,633
Cash and due from banks at beginning of period                                      19,227             15,735
                                                                                 ---------          ---------
Cash and due from banks at end of period                                          $ 12,678           $ 21,368
                                                                                 =========          =========

     Cash paid during the period for:
         Interest                                                                  $ 2,829            $ 5,226
         Income taxes                                                              $     -            $     -




See notes to interim consolidated financial statements                    Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(1) Consolidated Financial Statements

     The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, and First Citizens Insurance Agency, together referred to as the Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 2002 and its results of operations and changes in cash flows for the periods ended March 31, 2002 and 2001 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

     The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2002, SCC provided item processing for 11 financial institutions in addition to the three subsidiary banks. SCC accounted for 5.2% of the Corporation's total revenues through March 31, 2002. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 5.1% of total Corporation revenues. In September 2000 the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue generated through its third party

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended March 31, 2002. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. Prior to the adoption of SFAS No. 142, the Corporation's annual amortization of goodwill was $201.

     The previously reported net income adjusted to eliminate prior period goodwill is as follows:

                                                                     March 31,
                                                                       2001
          Reported net income                                        $  1,181
          Add back: goodwill amortization                                  50
          Add back: trademark amortization                                 -
                                                                     --------
          Adjusted net income                                        $  1,231

          Basic and diluted earnings per share                       $   0.30

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning after January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(2) Securities

     Securities at March 31, 2002 and December 31, 2001 were as follows:


                                                                               March 31, 2002
                                                                             Gross           Gross
                                                        Amortized         Unrealized      Unrealized
                  AVAILABLE FOR SALE                       Cost             Gains            Losses         Fair Value
                                                       --------------   --------------   --------------   --------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies              $ 54,960          $   853           $  (54)       $  55,759

Obligations of state and political subdivisions               37,525              970              (40)          38,455

Corporate obligations                                          3,554               42               (5)           3,591

Other securities, including mortgage-backed
     securities and equity securities                         14,742              111              (11)          14,842
                                                           ---------        ---------        ---------        ---------
                                                            $110,781          $ 1,976           $ (110)       $ 112,647
                                                           =========        =========        =========        =========



                                                                               March 31, 2002
                                                                             Gross           Gross
                                                        Amortized         Unrealized      Unrealized
                  HELD TO MATURITY                         Cost             Gains            Losses         Fair Value
                                                       --------------   --------------   --------------   --------------
Obligations of state and political subdivisions             $     78         $     1          $     -          $     79

Other securities, including mortgage-backed
     securities and equity securities                             48               3                -                51
                                                           ---------        ---------        ---------        ---------
                                                            $    126         $     4          $     -          $    130
                                                           =========        =========        =========        =========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


                                                                             December 31, 2001
                                                                             Gross           Gross
                                                        Amortized         Unrealized      Unrealized
                  AVAILABLE FOR SALE                       Cost             Gains            Losses         Fair Value
                                                       --------------   --------------   --------------   --------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies           $   54,106         $  1,263        $     (7)         $ 55,362

Obligations of state and political subdivisions              37,627              931              (7)           38,551

Corporate obligations                                         4,567               59              (8)            4,618

Other securities, including mortgage-backed
     securities and equity securities                        14,948              122             (14)           15,056
                                                         ----------        ---------        ---------        ---------
                                                         $  111,248         $  2,375        $    (36)        $ 113,587
                                                         ==========        =========        =========        =========



                                                                             December 31, 2001
                                                                             Gross           Gross
                                                        Amortized         Unrealized      Unrealized
                  HELD TO MATURITY                         Cost             Gains            Losses         Fair Value
                                                       --------------   --------------   --------------   --------------
Obligations of state and political subdivisions          $      78          $     2         $     -           $     80

Other securities, including mortgage-backed
     securities and equity securities                           61                2               -                 63
                                                         ----------        ---------        ---------        ---------
                                                         $     139          $     4         $     -           $    143
                                                         ==========        =========        =========        =========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     The amortized cost and fair value of securities at March 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


AVAILABLE FOR SALE                                     Amortized Cost         Fair Value
                                                    -------------------  --------------------
Due in one year or less                                      $  41,154             $  41,581
Due after one year through five years                           47,299                48,515
Due after five years through ten years                           6,241                 6,402
Due after ten years                                              1,346                 1,307
Mortgage-backed securities                                       8,865                 8,966
Equity securities                                                5,876                 5,876
                                                            ----------            ----------
    Total securities available for sale                      $ 110,781             $ 112,647
                                                            ==========            ==========


                                                                            Estimated Fair
HELD TO MATURITY                                       Amortized Cost           Value
                                                    -------------------  --------------------
Due in one year or less                                      $      78             $      79
Due after one year through five years                                -                     -
Mortgage-backed securities                                          48                    51
                                                            ----------            ----------
    Total securities held to maturity                        $     126             $     130
                                                            ==========            ==========


Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:


                                     Three Months Ended
                                          March 31,
                          ------------------------------------------
                                 2002                   2001
                          -------------------    -------------------
Proceeds                       $        4             $        -
Gross gains                             -                      -
Gross losses                            -                      -





     Securities with a carrying value of approximately $70,237 and $71,106 were pledged as of March 31, 2002 and December 31, 2001, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


(3) Loans

     Loans at March 31, 2002 and December 31, 2001 were as follows:

                                                   3/31/2002              12/31/2001
                                                   ---------              ----------
     Commercial and Agriculture                    $  26,657               $  26,708
     Commercial real estate                           74,021                  70,616
     Real Estate - mortgage                          202,630                 204,496
     Real Estate - construction                        8,290                   9,402
     Consumer                                         21,578                  23,100
     Credit card and other                             1,283                   2,315
     Leases                                              525                     435
                                                   ---------               ---------
          Total loans                                334,984                 337,072
     Allowance for loan losses                        (4,887)                 (4,865)
     Deferred loan fees                                 (805)                   (848)
     Unearned interest                                   (10)                    (12)
                                                   ---------               ---------
          Net loans                                $ 329,282               $ 331,347
                                                   =========               =========

(4) Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 was as follows:

                                                      2002                    2001
                                                      ----                    ----
     Balance January 1,                            $   4,865               $   4,107
     Loans charged-off                                  (297)                   (163)
     Recoveries                                          114                      79
     Provision for loan losses                           205                     296
                                                   ---------               ---------
     Balance March 31,                             $   4,887               $   4,319
                                                   =========               =========

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     Information regarding impaired loans was as follows for the three months ended March 31.

                                                                                2002           2001
                                                                                ----           ----
Average investment in impaired loans                                         $ 3,588        $ 3,123

Interest income recognized on impaired loans
     including interest income recognized on cash basis                           54             22

Interest Income recognized on impaired loans
     on cash basis                                                                54             22


     Information regarding impaired loans at March 31, 2002 and December 31, 2001 was as follows:

                                                                              3/31/02            12/31/01
                                                                              -------           ----------

Balance impaired loans                                                        $ 5,583              $ 1,592

Less portion for which no allowance for loan
     losses is allocated                                                            -                    -
                                                                     ----------------     ----------------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated                                 $ 5,583              $ 1,592
                                                                     ================     ================

Portion of allowance for loan losses allocated to
     impaired loans                                                           $   858              $   544
                                                                     ================     ================



     Nonperforming loans were as follows.


                                                            March 31,              December 31,
                                                               2002                     2001
                                                         ----------------        -----------------
Loans past due over 90 days still on accrual                   $ 3,200                  $ 2,818
Nonaccrual                                                       3,604                    2,413


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

     The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2002 and December 31, 2001.

                                                               CONTRACT AMOUNT
                                                          March 31,      December 31,
                                                            2002             2001
                                                        ------------     -----------
     Commitment to extend credit:
           Lines of credit and construction loans         $   35,813       $ 36,828
           Credit cards                                        3,910          7,005
     Letters of credit                                         1,164            888
                                                          ----------       --------
                                                          $   40,887       $ 44,721
                                                          ==========       ========

     Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $6,974 at March 31, 2002 and had interest rates ranging from 4.0% to 10.0% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $7,277 at December 31, 2001 with interest rates ranging from 4.8% to 10.0% with maturities extended up to 30 years.

     The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2002 and December 31, 2001 approximated $5,102 and $4,670.

     On November 1, 2001, the Company signed a letter of intent to acquire Independent Community Banc Corp. ("ICBC"), headquartered in Norwalk, Ohio. The shareholders of ICBC will receive 1.7 shares of First Citizens Banc Corp stock for each share of ICBC stock. The merger will be a tax-free exchange of common shares and will be accounted for as a purchase transaction. At December 31, 2001, ICBC reported total assets of $135,628, shareholders' equity of $11,899 and net income of $1,005. The merger is expected to be consummated in April 2002.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


(6) Obligated Mandatorily Redeemable Capital Securities

     In March 2002, FCBC issued $5,000 of 5.59% floating rate Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary as part of a pooled transaction. The Corporation's obligated mandatorily redeemable capital securities may be redeemed by the Corporation, in whole but not in part, prior to March 26, 2007 and subject to the occurrence and continuation of a special event, at a redemption price of 107.50% of the face value of the capital securities. On or after March 26, 2007, the capital securities may be redeemed at face value. The Corporation's mandatorily redeemable capital securities are considered Tier I capital for regulatory reporting purposes.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

INTRODUCTION

     The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2002, compared to December 31, 2001 and the consolidated results of operations for the three-month period ending March 31, 2002 compared to the same period in 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

FINANCIAL CONDITION

     Total assets of the Corporation at March 31, 2002 totaled $485,551 compared to $487,671 at December 31, 2001. This was a decrease of $2,120, or 0.4 percent. Within the structure of the assets, net loans have decreased $2,065, or 0.6 percent since December 31, 2001. The commercial real estate portfolio increased by $3,405, while residential real estate and consumer loans decreased by $2,978 and $2,554 respectively. This is reflective of a shift in focus by the Corporation toward commercial loans and away from residential real estate and consumer loans. In the current down rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


     used for commercial lending. This shift in focus has also helped improve the yield the Corporation earned on its loan portfolio, as well as reducing the interest rate risk on the loan portfolio. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $15,208 at March 31, 2002. Loans held-for-sale decreased $1,651, or 71.6 percent from December 31, 2001. At March 31, 2002, the net loan to deposit ratio was
     81.9 percent compared to 80.8 percent at December 31, 2001.

     At March 31, 2002, $112,647, or 99.9 percent of the security portfolio was classified as available for sale. The $126 remainder of the portfolio was classified as held to maturity. Securities decreased $953 from December 31, 2001.

     For the three months of operations in 2002, $205 was placed into the allowance for loan losses from earnings compared to $296 for the same period of 2001. The decreased provision is a related to the decline in the loan portfolio, in addition to the overall analysis of loss reserves. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first three months of 2002 were $297 compared to $163 for the same period of 2001. The March 31, 2002 allowance for loan losses as a percent of total loans was 1.46 percent compared to 1.45 percent at December 31, 2001.

     Office premises and equipment have decreased $125 and intangible assets have decreased $31 since December 31, 2001. The decrease in office premises and equipment is attributed to new purchases of $104 and depreciation of $229. Intangible assets decreased due to amortization of the core deposit premium.

     Accrued interest and other assets totaled $7,372 at March 31, 2002 compared to $6,493 at December 31, 2001, an increase of $880. This increase was primarily due to other assets at First Citizens, which included $577 of prepaid merger costs.

     Total deposits at March 31, 2002 decreased $8,240 from year-end 2001. Noninterest-bearing deposits, representing demand deposit balances, decreased $1,659 from year-end 2001. Interest-bearing deposits, including savings and time deposits, decreased $6,581 from year-end 2001, $4,861 of which is attributed to the maturity of special rate certificates of deposit. The year to date 2002 average balance of savings deposits has increased $7,177 compared to the average balance of the same period for 2001. The current average rate of these deposits is 1.74 percent compared to 2.35 percent in 2001. The year to date 2002 average balance of time certificates has decreased $3,164 compared to the average balance for the same period for 2001. Under current market conditions, and with the decrease in the loan portfolio and an increase in fed funds sold, the banks have been less aggressive in their efforts to attract deposits.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


     Total borrowed funds have increased $5,895 from December 31, 2001 to March 31, 2002. . The Corporation has notes outstanding with other financial institutions totaling $14,000 at March 31, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation has $5,000 in long-term borrowings due to the issuance of an Obligated Mandatorily Redeemable Capital Security. This borrowing is a 30-year issuance. Federal Home Loan Bank borrowings have decreased $153 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $363 and U.S. Treasury Tax Demand Notes have increased $1,411.

     Shareholders' equity at March 31, 2002 was $48,947, or 10.1 percent of total assets, compared to $48,727 at December 31, 2001,or 10.0 percent of total assets. The increase in shareholders' equity is made up of earnings of $1,419, less dividends paid of $775 and the purchase of 5,000 treasury shares for $113 and the decrease in the market value of securities available for sale, net of tax, of $312. The Corporation paid a cash dividend on February 1, 2002 at a rate of $.19 per share. Total outstanding shares at March 31, 2002 were 4,077,619.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 and 2001

     Net income for the three months ended March 31, 2002 was $1,419, or $.35 per common share compared to $1,181, or $.29 per common share for the same period in 2001. This was an increase of $238, or 20.2 percent. Some of the reasons for the changes are explained below.

     Total interest income for the first three months of 2002 decreased by $1,453, or 15.9 percent compared to the same period in 2001. The average rate on earning assets on a tax equivalent basis for the first three months of 2002 was 6.55 percent and 7.65 percent for the first three months of 2001. The decrease in yield is due to the assets booked in 2002 at lower rates. Total interest expense for the first three months of 2002 has decreased by $1,525, or 35.5 percent compared to the same period of 2001. This decrease is mainly attributed to a decrease in interest on deposits of $1,100 and a decrease in interest on other borrowings of $417. Interest on other borrowings decreased due to the decreased need to use fed funds purchased as a source of funding for loan growth. Interest on FHLB borrowings is down due to balances borrowed being lower in 2002. The average rate on interest-bearing liabilities for the first three months of 2001 was 2.88 percent compared to 4.22 percent for the same period of 2001. The net interest margin on a tax equivalent basis was 4.18 percent for the three-month period ended March 31, 2002 and 4.14 percent for the same period ended March 31, 2001.

     Noninterest income for the first three months of 2002 totaled $1,408, compared to $1,173 for the same period of 2001, an increase of $235. Service charges on deposit accounts increased $206 in 2002 compared to the same period in 2001. In December 2001, the banks created a new deposit

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


     program called Check Protect, which generated $173 of additional fee income. Revenue from computer operations increased $14 and other operating income increased $23. Gain on the sale of loans decreased $8.

     Noninterest expense for the three months ended March 31, 2002 totaled $4,171 compared to $4,101 for the same period in 2001. This was an increase of $70, or 1.7 percent. Salaries and benefits increased $52, or 2.7 percent compared to the first three months of 2001. Equipment expense increased $22 as a result of increased depreciation and maintenance expense. Computer processing expense increased by $11 compared to last year. Net occupancy expense decreased $19 compared to the first three months of 2002.

     Income tax expense for the first three months of 2002 totaled $549 compared to $460 for the first three months of 2001. This was a increase of $89, or
     19.6 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $328. The effective tax rates were comparable for the three-month periods ended March 31, 2002 and March 31, 2001, at 27.9% and 28.0% respectively.

CAPITAL RESOURCES

     Shareholders' equity totaled $48,947, at March 31, 2002 compared to $48,727 at December 31, 2001. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                        Corporation Ratios          Regulatory
                                     3/31/02          12/31/01       Minimums
                                     -------          --------       --------
     Tier I Risk Based Capital        16.8%            14.7%           4.0%
     Total Risk Based Capital         18.1%            16.0%           8.0%
     Leverage Ratio                   10.5%             9.1%           4.0%


     In March 2002, FCBC issued $5,000 of 5.59% floating rate Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary as part of a pooled transaction. The Corporation's mandatorily redeemable capital securities are considered Tier I capital for regulatory reporting purposes.

     The Corporation paid a cash dividend of $.19 per common share each on February 1, 2002 compared to $.18 per common share each on February 1, 2001.

     Capital expenditures totaled $104 for the first three months of 2002 compared to $163 for the same period of 2001.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

LIQUIDITY

     Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $47,241 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $71,368 at March 31, 2002. Finally, 99.9% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.

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

     An institution may use several techniques to minimize interest-rate risk. One approach used by the Corporation is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Corporation's primary asset/liability management technique is the measurement of the Corporation's asset/liability gap, that is, the difference between the cash flow amounts of interest sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

     Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Corporation has not purchased derivative financial instruments in the past and does not intend to purchase such instruments in the near future. Prepayments of assets carrying higher rates reduce the Corporation's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. Increasing deposits, borrowing, or selling assets can obtain these funds. Also, FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.

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

          -------------------------------------------------
               NET PORTFOLIO VALUE - MARCH 31, 2002

          CHANGE IN RATES       $ AMOUNT         $ CHANGE      % CHANGE
          ---------------       --------         --------      --------

             +200 bp          $   41,477       $   (7,914)        (16)%
             +100 bp              45,872           (3,519)         (7)%
             Base                 49,391                -           -
             -100 bp              53,031            3,640           7%
             -200 bp              56,336            6,945          14%

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


          -------------------------------------------------
               NET PORTFOLIO VALUE - DECEMBER 31, 2001

          CHANGE IN RATES       $ AMOUNT         $ CHANGE      % CHANGE
          ---------------       --------         --------      --------

              +200 bp           $   42,491       $   (9,621)        (18)%
              +100 bp               47,743           (4,369)         (8)%
              Base                  52,112                -           -
              -100 bp               56,594            4,482           9%
              -200 bp               60,239            8,127          16%

The reduction in the relative change in net portfolio value from December 31, 2001 to March 31, 2002, given the assumed immediate change in interest rates is primarily a result of two factors. First, the increase in long-term interest rates during 2002 served to decrease the base level of net portfolio value due to the corresponding decrease in the fair value of loans and investments. In addition, the majority of new loans originated in 2002 have interest rate adjustment features, which lessens the impact of future rate changes.

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

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

               First Citizens Banc Corp held a special shareholder meeting on February 26, 2002, for the purpose of considering and voting on the following:

               1.) A proposal to adopt the Agreement and Plan of Merger dated as of November 1, 2001 by and between First Citizens and Independent Community Banc Corp., a bank holding company organized and existing under the laws of the State of Ohio, and to approve the transactions contemplated thereby, including the parent merger of ICBC with and into First Citizens.

               The summary of the voting of common shares outstanding was as follows:

               Shares voted:
               For                           2,965,253.07
               Against                          94,212.00
               Abstain                           9,858.80


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


First Citizens Banc Corp



/s/ David A. Voight                                           May 14, 2002
------------------------------------                          ------------
David A. Voight                                               Date
President



/s/ James O. Miller                                           May 14, 2002
------------------------------------                          ------------
James O. Miller                                               Date
Executive Vice President

                            First Citizens Banc Corp
                               Index to Exhibits
                                   Form 10-Q



Exhibit
Number   Description                                     Page Number
------   -----------                                     -----------

99       Safe Harbor Under the Private Securities        Incorporated by reference to Exhibit
         Litigation Reform Act of 1995                   99 to Annual Report for the Year
                                                         Ended December 31, 2000 filed by
                                                         the registrant on March 21, 2001
