Form 10-Q
period 2002-06-30
FIRST CITIZENS BANC CORP /OH
filed 2002-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................June 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to........................

Commission File Number:.................................................0-25980

                            FIRST CITIZENS BANC CORP
                            ------------------------
             (Exact name of registrant as specified in its charter)

                       OHIO                             34-1558688
                       ----                       ---------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                    Identification Number)

                   100 East Water Street, Sandusky, Ohio    44870
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

                           Common Stock, no par value
                         Outstanding at August 12, 2002
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information
ITEM 1.       Financial Statements:
              Consolidated Balance Sheets (unaudited)
                  June 30, 2002 and December 31, 2001..................................3
              Consolidated Statements of Income (unaudited)
                  Three and six months ended June 30, 2002 and 2001....................4
              Consolidated Statements of Comprehensive Income (unaudited)
                  Three and six months ended June 30, 2002 and 2001....................5
              Consolidated Statement of Shareholders' Equity (unaudited)
                  Six months ended June 30, 2002 and 2001..............................6
              Condensed Consolidated Statement of Cash Flows (unaudited)
                  Six months ended June 30, 2002 and 2001..............................7
              Notes to Consolidated Financial Statements (unaudited)................8-17

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................18-23

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk................23-24


PART II.  Other Information

ITEM 1.  Legal Proceedings..........................................................25

ITEM 2.  Changes in Securities and Use of Proceeds..................................25

ITEM 3.  Defaults upon Senior Securities............................................25

ITEM 4.  Submission of Matters to a Vote of Security Holders........................25

ITEM 5.  Other Information..........................................................26

ITEM 6.  Exhibits and Reports on Form 8-K...........................................26

SIGNATURES..........................................................................27

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                   June 30,      December 31,
         Assets                                                      2002            2001
                                                                  ---------       ---------
Cash and due from banks                                           $  20,446       $  19,227
Federal Funds Sold                                                   34,545           6,025
Securities available-for-sale                                       128,914         113,587
Securities held-to-maturity (Estimated Fair Value of $127 at
         June 30, 2002, and $143 at December 31, 2001)                  124             139

Loans held for sale                                                     353           2,307

Loans, net                                                          422,657         331,347

Office premises and equipment, net                                    8,310           7,003
Goodwill                                                             15,052             672
Other intangible assets                                               3,196             871
Accrued interest and other assets                                     8,453           6,493
                                                                  ---------       ---------

                 Total assets                                     $ 642,050       $ 487,671
                                                                  =========       =========

         Liabilities
Deposits
         Noninterest-bearing deposits                                60,851          44,612
         Interest-bearing deposits                                  474,923         365,566
                                                                  ---------       ---------
                 Total deposits                                     535,774         410,178

Federal Home Loan Bank borrowings                                       502             811
Securities sold under agreements to repurchase                        8,841          10,311
U. S. Treasury interest-bearing demand deposit note payable           1,723             720
Notes payable to other financial institutions                        14,000          14,000
Obligated mandatory redeemable capital securities                     5,155            --
Accrued interest, taxes and other expenses                            3,830           2,924
                                                                  ---------       ---------

                 Total liabilities                                  569,825         438,944

         Shareholders' Equity
Common   stock, no par value; 10,000,000 shares authorized,
         5,326,441 shares issued at June 30, 2002 and
         4,263,401 shares issued at December 31, 2001                47,370          23,258
Retained earnings                                                    30,107          28,844
Treasury stock, 293,238 shares at cost at June 30, 2002,
         180,782 shares at cost at December 31, 2001                 (7,241)         (4,919)
Accumulated other comprehensive income                                1,989           1,544
                                                                  ---------       ---------
                 Total shareholders' equity                          72,225          48,727
                                                                  ---------       ---------

                 Total liabilities and shareholders' equity       $ 642,050       $ 487,671
                                                                  =========       =========


See notes to interim consolidated financial statements                 Page  3

                            FIRST CITIZENS BANC CORP
                 Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                                ---------------------------     --------------------------
                                                   2002             2001            2002          2001
                                                ----------      ----------      ----------      ----------
INTEREST INCOME:
     Loans, including fees                      $    7,940      $    7,399      $   14,197      $   14,903
     Taxable securities                              1,024           1,094           2,020           2,252
     Nontaxable securities                             404             441             788             888
     Federal funds sold                                134             117             201             161
     Other                                               4               3              10              13
                                                ----------      ----------      ----------      ----------
         Total interest income                       9,506           9,054          17,216          18,217

INTEREST EXPENSE:
     Deposits                                        2,977           3,677           5,569           7,369
     FHLB Borrowings                                     8              17              19              36
     Other                                             249             430             420           1,017
                                                ----------      ----------      ----------      ----------
         Total interest expense                      3,234           4,124           6,008           8,422
                                                ----------      ----------      ----------      ----------
NET INTEREST INCOME                                  6,272           4,930          11,208           9,795

PROVISION FOR LOAN LOSSES                              181             225             386             521
                                                ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                       6,091           4,705          10,822           9,274

NONINTEREST INCOME:
     Computer center data processing fees              288             303             606             606
     Service charges                                   718             413           1,324             813
     Net gain (loss) on sale of securities               2            --                 2            --
     Net gain (loss) on sale of loans                   56              89              99             141
     Other                                             635             420           1,076             839
                                                ----------      ----------      ----------      ----------
         Total noninterest income                    1,699           1,225           3,107           2,399

NONINTEREST EXPENSE:
     Salaries, wages and benefits                    2,428           1,970           4,428           3,918
     Net occupancy expense                             288             232             506             469
     Equipment expense                                 329             270             603             522
     Data processing expense                           221             185             414             368
     State franchise tax                               193             181             316             363
     Professional services                             196             220             379             362
     Other operating expenses                        1,548           1,221           2,728           2,379
                                                ----------      ----------      ----------      ----------
         Total noninterest expense                   5,203           4,279           9,374           8,381
                                                ----------      ----------      ----------      ----------
         Income before taxes                         2,587           1,651           4,555           3,292

Income tax expense                                     686             491           1,235             951
                                                ----------      ----------      ----------      ----------

         Net Income                             $    1,901      $    1,160      $    3,320      $    2,341
                                                ==========      ==========      ==========      ==========

     Earnings per share                         $     0.37      $     0.28      $     0.72      $     0.57
     Dividends declared per share               $     0.25      $     0.18      $     0.44      $     0.36
     Wtd. avg. shares during the period          5,089,293       4,082,619       4,586,306       4,083,144

See notes to interim consolidated financial statements                  Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)


                                                  Three months ended       Six months ended
                                                    June 30,                      June 30,
                                                2002          2001          2002         2001
                                              -------       -------       -------       -------

Net income                                    $ 1,901       $ 1,160       $ 3,320       $ 2,341

Other Comprehensive Income (Loss):

Unrealized holding gains and (losses) on
available for sale securities                   1,150           252           677         1,740
Reclassification adjustment for (gains)
   and losses later recognized in income           (2)         --              (2)         --
                                              -------       -------       -------       -------
Net unrealized gains and (losses)               1,148           252           675         1,740
Tax effect                                       (391)          (85)         (230)         (591)
                                              -------       -------       -------       -------
Total other comprehensive income (loss)           757           167           445         1,149
                                              -------       -------       -------       -------
Comprehensive income                          $ 2,658       $ 1,327       $ 3,765       $ 3,490
                                              =======       =======       =======       =======





See notes to interim consolidated financial statements                  Page 5

         FIRST CITIZENS BANC CORP
         Condensed Consolidated Statement of Shareholders' Equity (Unaudited) (In thousands, except share data)

                                                                                                      Accumulated
                                            Common Stock                                                   Other           Total
                                            Outstanding                    Retained      Treasury      Comprehensive   Shareholders'
                                               Shares         Amount       Earnings        Stock       Income/(Loss)       Equity
                                             ----------     ----------    ----------     ----------     ----------    ----------
Balance, January 1, 2001                      4,087,619     $   23,258    $   28,614     $   (4,818)    $      871    $   47,925

Net income                                         --             --           2,341           --             --           2,341

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects          --             --            --             --            1,149         1,149

Purchase of treasury stock, at cost              (5,000)          --            --             (101)          --            (101)

Cash dividends ($.36 per share)                    --             --          (1,470)          --             --          (1,470)
                                             ----------     ----------    ----------     ----------     ----------    ----------

Balance, June 30, 2001                        4,082,619         23,258        29,485         (4,919)         2,020        49,844
                                             ==========     ==========    ==========     ==========     ==========    ==========



Balance, January 1, 2002                      4,082,619     $   23,258    $   28,844     $   (4,919)    $    1,544    $   48,727

Net income                                         --             --           3,320           --             --           3,320

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects          --             --            --             --              445           445

Issuance of common shares for merger,
     net of issuance costs                    1,063,040         24,112          --             --             --          24,112

Purchase of treasury stock, at cost            (112,456)          --            --           (2,322)          --          (2,322)

Cash dividends ($.44 per share)                    --             --          (2,057)          --             --          (2,057)
                                             ----------     ----------    ----------     ----------     ----------    ----------

Balance, June 30, 2002                        5,033,203         47,370        30,107         (7,241)         1,989        72,225
                                             ==========     ==========    ==========     ==========     ==========    ==========












See notes to interim consolidated financial statements                  Page  6

                        FIRST CITIZENS BANC CORP
       Condensed Consolidated Statement of Cash Flows (Unaudited)
                             (In thousands)

                                                                     Six months ended June 30,
                                                                      ---------------------
                                                                        2002         2001
                                                                      --------     --------

Net cash from operating activities                                    $    217     $  1,738

Cash flows from investing activities
     Maturities of deposits held in other institutions                    --             51
     Maturities and calls of securities, held-to-maturity                   15           47
     Maturities and calls of securities, available-for-sale             32,764        9,425
     Purchases of securities, available-for-sale                       (31,873)      (4,358)
     Proceeds from sale of securities, available-for-sale                    4         --
     Loans made to customers, net of principal collected                 6,324       (3,134)
     Change in federal funds sold                                      (24,020)      (4,880)
     Proceeds from sale of property and equipment                            1            4
     Purchases of office premises and equipment                           (291)        (380)
                                                                      --------     --------
            Net cash from investing activities                         (17,076)      (3,225)

Cash flows from financing activities
     Net cash received in acquisition                                    3,083         --
     Repayment of FHLB borrowings                                         (308)        (292)
     Net change in deposits                                             11,195       21,365
     Change in securities sold under agreements to repurchase           (1,785)      (2,581)
     Change in U. S. Treasury interest-bearing demand note payable       1,003          827
     Change in notes payable                                              --          3,400
     Change in federal funds purchased                                    --        (20,000)
     Change in long-term debt                                            5,155         --
     Purchases of treasury stock                                        (2,322)        (101)
     Cash dividends paid                                                 2,057       (1,470)
                                                                      --------     --------
            Net cash from financing activities                          18,078        1,148
                                                                      --------     --------

Net change in cash and due from banks                                    1,219         (339)
Cash and due from banks at beginning of period                          19,227       15,735
                                                                      --------     --------
Cash and due from banks at end of period                              $ 20,446     $ 15,396
                                                                      ========     ========

Cash paid during the period for:
     Interest                                                         $  5,870     $  7,817
     Income taxes                                                     $  1,148     $    960

Supplemental noncash disclosures
     Acquisition of ICBC through issuance of common stock             $ 24,450         --





See notes to interim consolidated financial statements                 Page  7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------



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

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 2002 and its results of operations and changes in cash flows for the periods ended June 30, 2002 and 2001 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2002, SCC provided item processing for 9 financial institutions in addition to the three subsidiary banks. Through June 30, 2002, SCC accounted for approximately 3.0% of the Corporation's total consolidated revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation consolidated revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.7% of total Corporation revenues. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------



         Insurance commission revenue is less than 1.0% of total revenue for the period ended June 30, 2002.

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

         Certain items in the 2001 financial statements have been reclassified to correspond with the 2002 presentation.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company was required to adopt this Statement on January 1, 2002. Prior to the adoption of SFAS No. 142, the Corporation's annual amortization of goodwill was $201.

         The previously reported net income adjusted to eliminate prior period goodwill is as follows:

                                                         Three Months     Six Months
                                                              ended        ended
                                                          June 30, 2001 June 30, 2001
                                                         -------------- -------------
Reported net income                                           $1,160      $2,341
Add back: goodwill amortization                                   51         101
                                                              ------      ------
Adjusted net income                                           $1,211      $2,442
                                                              ======      ======

Basic and diluted earnings per share as adjusted              $ 0.30      $ 0.60
                                                              ======      ======


         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------


         of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning after January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.


 (2) Securities

         Securities at June 30, 2002 and December 31, 2001 were as follows:


                                                                     June 30, 2002
                                                                  Gross         Gross
                                                    Amortized   Unrealized    Unrealized
                    AVAILABLE FOR SALE                Cost        Gains         Losses     Fair Value
                                                   ---------    ---------     ---------     ---------
U.S. Treasury securities and obligations of
     U.S. government corporations and agencies     $  65,070    $   1,238     $      (1)    $  66,307

Obligations of state and political subdivisions       41,122        1,494           (22)       42,594

Corporate obligations                                  2,445           56          --           2,501

Other securities, including mortgage-backed
     securities and equity securities                 17,263          253            (4)       17,512
                                                   ---------    ---------     ---------     ---------
                                                   $ 125,900    $   3,041     $     (27)    $ 128,914
                                                   =========    =========     =========     =========


                                                                 June 30, 2002


                                                                 Gross        Gross
                     HELD TO MATURITY               Amortized  Unrealized  Unrealized
                                                       Cost       Gains      Losses   Fair Value
                                                       ----        ----        ----       ----
Obligations of state and political subdivisions        $ 77        $  1         $--       $ 78

Other securities, including mortgage-backed
     securities                                          47           2         --          49
                                                       ----        ----        ----       ----
                                                       $124        $  3         $--       $127
                                                       ====        ====        ====       ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------


                                                                        December 31, 2001

                                                                      Gross           Gross
                                                    Amortized       Unrealized      Unrealized
                    AVAILABLE FOR SALE                 Cost           Gains          Losses         Fair Value
                                                     ---------      ---------       ---------       ---------
U.S. Treasury securities and obligations of
     U.S. government corporations and agencies       $  54,106      $   1,263       $      (7)      $  55,362

Obligations of state and political subdivisions         37,627            931              (7)         38,551

Corporate obligations                                    4,567             59              (8)          4,618

Other securities, including mortgage-backed
     securities and equity securities                   14,948            122             (14)         15,056
                                                     ---------      ---------       ---------       ---------
                                                     $ 111,248      $   2,375       $     (36)      $ 113,587
                                                     =========      =========       =========       =========





                                                             December 31, 2001
                                                              Gross        Gross
HELD TO MATURITY                                  Amortized  Unrealized   Unrealized Fair
                                                     Cost     Gains        Losses    Value
                                                     ----      ----        ----      ----

Obligations of state and political subdivisions       $ 78       $  2       $--       $ 80

Other securities, including mortgage-backed
     securities                                         61          2        --         63
                                                      ----       ----       ---       ----
                                                      $139       $  4       $--       $143
                                                      ====       ====       ===       ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         The amortized cost and fair value of securities at June 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


AVAILABLE FOR SALE                                   Amortized Cost    Fair Value
                                                       --------         --------
Due in one year or less                                $ 45,256         $ 45,840
Due after one year through five years                    54,933           56,786
Due after five years through ten years                    7,009            7,352
Due after ten years                                       1,439            1,424
Mortgage-backed securities                               10,600           10,801
Equity securities                                         6,663            6,711
                                                       --------         --------
    Total securities available for sale                $125,900         $128,914
                                                       ========         ========

                                                                          Estimated
 HELD TO MATURITY                                        Amortized Cost   Fair Value
                                                        ---------------  -------------
Due in one year or less                                      $ 77           $ 78
Mortgage-backed securities                                     47             49
                                                             ----           ----
    Total securities held to maturity                        $124           $127
                                                             ====           ====

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                        Three Months E$nded   Six Months Ended
                                             June 30,             June 30,
                                        ----------------      ----------------
                                        2002        2003      2002       2001
                                        ----        ----      ----       ----
Proceeds                                $--         $--        $4        $--
Gross gains                              --          --        --         --
Security gains due to calls              --          --        --         --
 prior to maturity                       2           --         2         --


         Securities with a carrying value of approximately $82,354 and $71,106 were pledged as of June 30, 2002 and December 31, 2001, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

(3) Loans

         Loans at June 30, 2002 and December 31, 2001 were as follows:


                                                                        6/30/2002        12/31/2001
                                                                        ---------        ----------
Commercial and Agriculture                                              $  47,339        $  26,708
Commercial real estate                                                     98,993           70,616
Real Estate - mortgage                                                    233,998          204,496
Real Estate - construction                                                  9,925            9,402
Consumer                                                                   34,994           23,100
Credit card and other                                                       2,927            2,315
Leases                                                                      1,361              435
                                                                        ---------        ---------
     Total loans                                                          429,537          337,072
Allowance for loan losses                                                  (6,359)          (4,865)
Deferred loan fees                                                           (512)            (848)
Unearned interest                                                              (9)             (12)
                                                                        ---------        ---------
     Net loans                                                          $ 422,657        $ 331,347
                                                                        =========        =========


 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses was as follows:


                                     Three Months Ended            Six Months Ended
                                          June 30,                       June 30,
                                  ----------------------        ----------------------
                                   2002           2001            2002            2001
                                  -------        -------        -------        -------
Balance beginning of period       $ 4,887        $ 4,319        $ 4,865        $ 4,107
Acquisitions                        1,426           --            1,426           --
Loans charged-off                    (215)          (305)          (513)          (468)
Recoveries                             80            114            195            193
Provision for loan losses             181            225            386            521
                                  -------        -------        -------        -------
Balance June 30,                  $ 6,359        $ 4,353        $ 6,359        $ 4,353
                                  =======        =======        =======        =======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------



         Information regarding impaired loans was as follows for the three and six months ended June 30.

                                                            Three Months               Six Months
                                                           Ended June 30,                  Ended June 30,
                                                      --------------------------     ---------------------------
                                                            2002           2001             2002           2001
                                                      -----------   ------------     ------------    -----------
Average investment in impaired loans                      $6,150         $2,410          $ 4,631         $3,335

Interest income recognized on impaired
     loans including interest income
     recognized on cash basis                                 97             79              151            101

Interest income recognized on impaired
     loans on cash basis                                      97             79              151            101

         Information regarding impaired loans at June 30, 2002 and December 31, 2001 was as follows:

                                                             6/30/02      12/31/01
                                                             -------      ------
Balance impaired loans                                       $6,718       $1,592

Less portion for which no allowance for loan
     losses is allocated                                       --           --
                                                             ------       ------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated                $6,718       $1,592
                                                             ======       ======

Portion of allowance for loan losses allocated to
     the impaired loan balance                               $1,602       $  544
                                                             ======       ======


         Nonperforming loans were as follows.

                                                          6/30/02        12/31/01
                                                           ------         ------
Loans past due over 90 days still on accrual               $2,141         $2,818
Nonaccrual                                                 $4,440         $2,413


         Nonperforming loans would include some loans, which are classified as impaired, and smaller balance homogeneous loans, such as residential mortgages and consumer loans, that are collectively evaluated for impairment.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

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

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2002 and December 31, 2001.

                                                              Contract Amount
                                                              ---------------
                                                         6/30/2002      12/31/2001
                                                          -------        -------
Commitment to extend credit:
      Lines of credit and construction loans              $51,077        $36,828
      Credit cards                                          5,530          7,005
Letters of credit                                           1,164            888
                                                          -------        -------
                                                          $57,771        $44,721
                                                          =======        =======

         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $6,570 at June 30, 2002 and had interest rates ranging from 4.75% to 10.50% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $7,277 at December 31, 2001 with interest rates ranging from 4.75% to 10.00% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2002 and December 31, 2001 approximated $5,908 and $4,670.


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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         capital securities. On or after March 26, 2007, the capital securities may be redeemed at face value. The Corporation's mandatorily redeemable capital securities are considered Tier I capital for regulatory reporting purposes.


(7) Merger

         On April 1, 2002, the Corporation completed the merger of Independent Community Banc Corp. ("ICBC") which was announced November 1, 2001. ICBC merged with and into the Corporation and ICBC's subsidiary, The Citizens National Bank of Norwalk, was merged with and into Citizens.

         The Corporation issued 1,063,040 shares of common stock valued at approximately $24,450 less stock issuance costs of $338. Total assets of ICBC prior to the merger were $127,713, including $97,623 in loans and $111,968 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of ICBC have been included in the Corporation's consolidated financial statements since the date of the merger. The aggregate of the purchase price over the fair value of the net assets acquired of approximately $13,495 is being evaluated for impairment on an annual basis.

         The following summarizes pro forma financial information for the three and six months ended June 30, 2002 and 2001, assuming the ICBC Merger occurred as of January 2001.




                                            Three months ended           Six months ended
                                                  June 30,                     June 30,
                                            ------------------          --------------------
                                             2002         2001          2002           2001
Net interest income after provision
     for loan losses                       $ 6,091       $ 5,916       $12,112       $11,703
Net income                                   1,901         1,488         3,588         3,007
Basic and diluted earnings per share          0.37          0.29          0.64          0.59


         These amounts include ICBC's actual results in 2001 and for the first three months of 2002 prior to the merger and actual results for the three months in 2002 after the merger. The pro forma results do not necessarily represent results which would have occurred if the merger had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------




(8) Stock Option Plan

         The Corporation's shareholders approved a stock option plan on April 18, 2000. A total of 225,000 common shares are available for grant under the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

         The Corporation granted 30,700 options to senior management of the Corporation on July 2, 2002. The options vest in three years from the date of grant. Each option entitles the holder to purchase a share of common stock at the price of $20.50 per share and will expire ten years from the date of issuance.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

INTRODUCTION

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2002, compared to December 31, 2001 and the consolidated results of operations for the three month and six month periods ending June 30, 2002 compared to the same periods in 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

FINANCIAL CONDITION

         Total assets of the Corporation at June 30, 2002 totaled $642,050 compared to $487,671 at December 31, 2001. This was an increase of $154,379, or 31.7 percent. The increase is primarily the result of the acquisition of Independent Community Banc Corp. ("ICBC") on April 1, 2002. ICBC had assets of $127,713 at March 31, 2002. Within the structure of the assets, net loans have increased $91,310, or 27.6 percent since December 31, 2001. This includes ICBC's loan balance of $97,623. The commercial real estate portfolio increased by $28,377, while residential real estate loans increased by $29,502, commercial and agriculture loans increased by $20,631 and consumer loans increased by $11,894. ICBC's balances for these items were $24,734 in commercial, $36,658 in residential real estate, $18,911 in

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         commercial and agriculture and $15,811 in consumer loans. The Corporation's focus continues to be toward commercial loans and away from residential real estate and consumer loans. In the current down rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. In the current rate environment, there has been pressure on the margin, but management believes the loan portfolio is being positioned for the future. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $14,707 at June 30, 2002. Loans held-for-sale decreased $1,954, or 84.7 percent from December 31, 2001. At June 30, 2002, the net loan to deposit ratio was 79.0 percent compared to 80.8 percent at December 31, 2001.

         For the six months of operations in 2002, $386 was placed into the allowance for loan losses from earnings compared to $521 for the same period of 2001. Impaired loans have increased, which include those acquired in ICBC's portfolio. ICBC already had specific reserves in place for its impaired loans; therefore, management felt the reserve was adequate with no additional provision for these loans. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Net charge-offs for the first six months of 2002 were $318, and not substantially different compared to $275 for the same period of 2001. The June 30, 2002 allowance for loan losses as a percent of total loans was 1.48 percent compared to 1.45 percent at December 31, 2001.

         At June 30, 2002, $128,914, or 99.9 percent of the security portfolio was classified as available for sale. The $124 remainder of the portfolio was classified as held to maturity. Securities increased $15,312 from December 31, 2001 and were totally related to the ICBC acquisition. The balance of the ICBC investment portfolio at March 31, 2002 was $15,412.

         Office premises and equipment have increased $1,307 and intangible assets have increased $16,705 since December 31, 2001. The increase in office premises and equipment is attributed to new purchases of $291 and depreciation of $493, along with the addition of ICBC's fixed assets of $1,510. The intangibles increased as a result of the purchase accounting entries for goodwill and core deposit intangible related to the merger.

         Accrued interest and other assets totaled $8,453 at June 30, 2002 compared to $6,493 at December 31, 2001, an increase of $1,960. This increase was due to increases in deferred tax assets of $465, an increase in receivables of $535, and an increase in accrued interest of $674.

         Total deposits at June 30, 2002 increased $125,596 from year-end 2001. Noninterest-bearing deposits, representing demand deposit balances, increased $16,239 from year-end 2001,

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         including $15,869 of ICBC balances. Interest-bearing deposits, including savings and time deposits, increased $109,357 from year-end 2001, including $97,551 of ICBC balances. The year to date 2002 average balance of savings deposits has increased $23,069 compared to the average balance of the same period for 2001. The current average rate of these deposits is 1.74 percent compared to 2.34 percent in 2001. The year to date 2002 average balance of time certificates has increased $9,163 compared to the average balance for the same period for 2001. Under current market conditions, with the demand for loans being slow and an increase in fed funds sold, the banks have been less aggressive in their efforts to attract deposits.

         Total borrowed funds have increased $4,379 from December 31, 2001 to June 30, 2002. The Corporation has notes outstanding with other financial institutions totaling $14,000 at June 30, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation has $5,000 in long-term borrowings due to the issuance of an obligated mandatorily redeemable capital security. This borrowing is a 30-year issuance. Federal Home Loan Bank borrowings have decreased $309 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $1,470 and U.S. Treasury Tax Demand Notes have increased $1,003.

         Shareholders' equity at June 30, 2002 was $72,225, or 11.3 percent of total assets, compared to $48,727 at December 31, 2001, or 10.0 percent of total assets. The change in shareholders' equity is made up of earnings of $3,320, less dividends paid of $2,057, less the purchase of 112,456 treasury shares for $2,322 and the increase in the market value of securities available for sale, net of tax, of $445. The merger with ICBC also resulted in an increase to capital of $24,112. The Corporation paid a cash dividend on February 1, 2002 at a rate of $.19 per share and on May 1, 2002 at a rate of $.25 per share. Total outstanding shares at June 30, 2002 were 5,033,203.


RESULTS OF OPERATIONS

         Six Months Ended June 30, 2002 and 2001

         Net income for the six months ended June 30, 2002 was $3,320, or $.72 per common share compared to $2,341, or $.57 per common share for the same period in 2001. This was an increase of $979, or 41.8 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first six months of 2002 decreased $1,001, or 5.5 percent compared to the same period in 2001. The average rate on earning assets on a tax equivalent basis for the first six months of 2002 was 6.46 percent and 7.67 percent for the first six months of 2001. The decrease in yield is a reflection of the rate environment we are currently experiencing. Total interest expense for the first six months of 2002 has decreased $2,414, or 28.7 percent compared to the same period of 2001. This decrease can also be attributed to the

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         rate environment we are currently experiencing. Specifically, interest on deposits is down $1,800, interest on other borrowings is down $598 and interest on FHLB borrowings is down $17. The average rate on interest-bearing liabilities for the first six months of 2002 was 2.70 percent compared to 4.28 percent for the same period of 2001. The net interest margin on a tax equivalent basis was 4.38 percent for the six-month period ended June 30, 2002 and 4.21 percent for the same period ended June 30, 2001.

         Noninterest income for the first six months of 2002 totaled $3,107, compared to $2,399 for the same period of 2001, an increase of $708. The majority of the increase resulted from the acquisition of ICBC. In December 2001, the banks created a new deposit product called Check Protect, which generated $245 of additional fee income. Other operating income increased $237. The Corporation's appraisal company increased revenues by $15.

         Noninterest expense for the six months ended June 30, 2002 totaled $9,374 compared to $8,381 for the same period in 2001. This was an increase of $993, or 11.8 percent. Salaries and benefits increased $510, or 13.0 percent compared to the first six months of 2001. Occupancy expense increased $37, equipment expense increased $81, computer processing expense increased by $46 and professional fees increased $17 compared to last year. All of these changes are largely attributed to the acquisition of ICBC.

         Income tax expense for the first six months of 2002 totaled $1,235 compared to $951 for the first six months of 2001. This was an increase of $284, or 29.9 percent. The increase in federal income taxes is a result of increased income before taxes. The effective tax rates for the six-month periods ended June 30, 2002 and June 30, 2001, were 27.1% and 28.9% respectively.


         Three Months Ended June 30, 2002 and 2001

         Net income for the three months ended June 30, 2002 was $1,901 or $.37 per common share compared to $1,160, or $.28 per common share for the same period in 2001. This was an increase of $741, or 63.9 percent. Some of the reasons for the changes are explained below.

         Total interest income for the second quarter of 2002 increased $452, or
         5.0 percent compared to the same period in 2001. Interest on fees and loans increased $541, or 7.3 percent compared to the same period in 2001. This increase is mainly due to increased loan volume associated with the acquisition of ICBC. The average rate on earning assets on a tax equivalent basis for the second quarter of 2002 was 6.40 percent and 7.58 percent for the same period of 2001. The increase in volume more than offset the decrease in yield. Total interest expense for the second quarter of 2002 decreased $890, or 21.6 percent compared to the same period of 2001. The average rate on interest-bearing liabilities for the second quarter of 2002 was 2.58 percent compared to 4.14 percent for the same period of 2001. The 156 basis point decrease in average rate offset any increase in interest expense related to additional volume from the ICBC purchase. The net interest margin on a tax equivalent

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         basis was 4.42 percent for the three-month period ended June 30, 2002 and 4.24 percent for the same period ended June 30, 2001.

         Noninterest income for the second quarter of 2002 totaled $1,699, compared to $1,225 for the same period of 2001, an increase of $474. In December 2001, the banks created a new deposit product called Check Protect, which generated $117 of additional fee income for the quarter. Other service charges increased $188 compared to the second quarter 2001, with the majority of the increases resulting from the acquisition of ICBC. Other operating income increased $215, including $61 in Trust income and $43 in gain on wholesale mortgages.

         Noninterest expense for the quarter ended June 30, 2002 totaled $5,203 compared to $4,279 for the same period in 2001. This was an increase of $924, or 21.6 percent. Salaries and benefits increased $458, or 23.2 percent compared to the first quarter of 2001. Occupancy expense increased $56, equipment expense increased $59, and computer processing expense increased by $36 compared to the second quarter last year. All of these changes are largely attributed to the acquisition of ICBC.

         Income tax expense for the second quarter totaled $686 compared to $491 for the same period in 2001. This was an increase of $195, or 39.7 percent. The increase in federal income taxes is a result of increased income before taxes. The effective tax rates for the three-month periods ended June 30, 2002 and June 30, 2001, were 26.5% and 29.7%, respectively.


CAPITAL RESOURCES

         Shareholders' equity totaled $72,225, at June 30, 2002 compared to $48,727 at December 31, 2001. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                                                                              To Be Well
                                                                                              Capitalized
                                                                                             Under Prompt
                                                                         For Capital          Corrective
                                         Corporation Ratios                Adequacy             Action
                                      6/30/02          12/31/01            Purposes           Provisions
                                  ----------------  ----------------  -------------------  ------------------
Tier I Risk Based Capital              12.8%             14.7%               4.0%                6.0%
Total Risk Based Capital               15.3%             16.0%               8.0%                10.0%
Leverage Ratio                         8.4%              9.1%                4.0%                5.0%

         The Corporation paid a cash dividend of $.19 per common share on February 1, 2002 and $.25 per common share on May 1, 2002 compared to $.18 per common share each on February 1, 2001 and May 1, 2001.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

LIQUIDITY

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $47,241 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $71,752 at June 30, 2002. Finally, 99.9% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.


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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
------------------------------------------------------------------------------

         Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of June 30, 2002 and December 31, 2001, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of June 30, 2002 or December 31, 2001. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.





     Net Portfolio Value

                                  June 30, 2002                                December 31, 2001
                  --------------------------------------------     --------------------------------------------
   Change in         Dollar          Dollar        Percent            Dollar         Dollar         Percent
     Rates           Amount          Change         Change            Amount         Change          Change
----------------  --------------------------------------------     --------------------------------------------
    +400 bp            55,702        (15,209)            -21%           33,305        (18,807)            -36%
    +300 bp            59,063        (11,848)            -17%           37,548        (14,564)            -28%
    +200bp             62,695          (8,216)           -12%           42,491         (9,621)            -18%
    +100bp             67,470          (3,441)            -5%           47,743         (4,369)             -8%
     Base              70,911               -              -            52,112              -               -
    -100bp             74,483            3,572             5%           56,594           4,482              9%
    -200bp             77,745            6,834            10%           60,239           8,127             16%
    -300bp             79,896            8,985            13%           63,322          11,210             22%
    -400bp             82,620           11,709            17%           67,398          15,286             29%


         The reduction in the relative change in net portfolio value from 2001 to 2002, given the assumed immediate change in interest rates is primarily a result of two factors. First, long-term interest rates have decreased only slightly during 2002. The Corporation has seen an increase in the base level of net portfolio value due to a slight increase in the fair value of loans and investments, as well as a decrease in the fair value of certificates of deposits. In addition, the majority of new loans originated in 2002 have interest rate adjustment features, which lessens the impact of future rate changes.

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

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  First Citizens Banc Corp held its annual meeting on April 16, 2002, for the purpose of considering and voting on the following:

                  1.) To elect four Class III directors to serve terms of three years or until their successors are elected and qualified.

                  2.) To ratify the appointment of Crowe, Chizek & Company, LLP as the independent auditors for the calendar year 2002.

                  The summary of the voting of common shares outstanding was as follows:

Director Candidate                 For               Withheld
--------------------------- ------------------   ------------------
Robert L. Bordner                3,568,268.21            53,071.47
Mary Lee G. Close                3,554,494.80            53,071.47
Richard B. Fuller                3,588,014.53            53,071.47
George L. Mylander               3,596,903.86            53,071.47

The following directors' terms of office continued after the meeting:

John L. Bacon, Blythe A. Friedley, H. Lowell Hoffman, M.D., Lowell W. Leech, Dean S. Lucal, W. Patrick Murray, Paul H. Phieffer, Robert L. Ransom, Leslie D. Stoneham, David H. Strack, D.D.S., David A. Voight and Daniel J. White

                                                                     Delivered,
Accounting Firm         For             Against        Abstain       not voted
--------------------  --------------  ------------   ------------   -----------
Crowe Chizek           3,496,230.70      6,478.47      70,445.36     56,837.29

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
-------------------------------------------------------------------------------


ITEM 5.            OTHER INFORMATION
                   None

ITEM 6. (A) EXHIBIT NO. 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

                  (B) EXHIBIT NO. 99.1 Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (C) EXHIBIT NO. 99.2 Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (D) REPORTS ON FORM 8-K - Filed on April 4, 2002, announcing the completion of the acquisition of Independent Community Banc Corp.

                  (E) REPORTS ON FORM 8-K/A - Filed on May 13, 2002, amending the Form 8-K filed April 4, 2002 to include financial information and pro forma financial information pursuant to First Citizens Banc Corp's acquisition of Independent Community Banc Corp., which became effective April 1, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/S/ DAVID A. VOIGHT                                     AUGUST 12, 2002
------------------------------------                    ---------------
David A. Voight                                         Date
President



/S/ JAMES O. MILLER                                     AUGUST 12, 2002
------------------------------------                    ---------------
James O. Miller                                         Date
Executive Vice President

                            First Citizens Banc Corp
                               Index to Exhibits
                                   Form 10-Q


   Exhibit
   Number             Description                                     Page Number
   ------             -----------                                     -----------
     99  Safe Harbor Under the Private Securities       Incorporated by reference to Exhibit 99 to
         Litigation Reform Act of 1995                  Annual Report for the Year Ended December
                                                        31, 1999 filed by the registrant on March
                                                        24, 2000.






    99.1 Certification pursuant to 18 U.S.C.            29
         Section 1350, as adopted pursuant Section
         906 of the Sarbanes-Oxley Act of 2002.



    99.2 Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant Section     30
         906 of the Sarbanes-Oxley Act of 2002.