Form 10-Q
period 2002-09-30
FIRST CITIZENS BANC CORP /OH
filed 2002-11-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...............................September 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to.........................

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

                                                              X     Yes
                                                           -------
                                                                    No
                                                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                        Outstanding at November 14, 2002
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             September 30, 2002 and December 31, 2001...........................        3
         Consolidated Statements of Income (unaudited)
             Three and nine months ended September 30, 2002 and 2001............        4
         Consolidated Statements of Comprehensive Income (unaudited)
             Three and nine months ended September 30, 2002 and 2001............        5
         Consolidated Statement of Shareholders' Equity (unaudited)
             Nine months ended September 30, 2002 and 2001......................        6
         Condensed Consolidated Statement of Cash Flows (unaudited)
             Nine months ended September 30, 2002 and 2001......................        7
         Notes to Consolidated Financial Statements (unaudited).................     8-18

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................    19-24

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.............    25-26

ITEM 4.  Controls and Procedures................................................       27

PART II. Other Information

ITEM 1.  Legal Proceedings......................................................       28

ITEM 2.  Changes in Securities and Use of Proceeds..............................       28

ITEM 3.  Defaults upon Senior Securities........................................       28

ITEM 4.  Submission of Matters to a Vote of Security Holders....................       28

ITEM 5.  Other Information......................................................       28

ITEM 6.  Exhibits and Reports on Form 8-K.......................................       28

SIGNATURES......................................................................       29

Certifications..................................................................    30-34

                            FIRST CITIZENS BANC CORP
                           Consolidated Balance Sheets
                       (In thousands, except share data)



                                                                    September 30,     December 31,
        Assets                                                          2002              2001
                                                                     ---------         ---------
Cash and due from financial institutions                             $  22,291         $  19,227
Federal Funds Sold                                                      30,400             6,025
Securities available-for-sale                                          143,941           108,230
Securities held-to-maturity (Estimated Fair Value of $125 at
        September 30, 2002, and $143 at December 31, 2001)                 121               139
Federal Home Loan Bank, Federal Reserve, and Independent
        State Bank of Ohio stock                                         6,283             5,357
Loans held for sale                                                      1,233             2,307

Loans, net                                                             421,683           331,347

Office premises and equipment, net                                       8,198             7,003
Goodwill                                                                15,052               672
Other intangible assets                                                  3,098               871
Accrued interest and other assets                                        8,922             6,493
                                                                     ---------         ---------

             Total assets                                            $ 661,222         $ 487,671
                                                                     =========         =========

        Liabilities
Deposits
        Noninterest-bearing                                             64,843            44,612
        Interest-bearing                                               480,279           365,566
                                                                     ---------         ---------
             Total deposits                                            545,122           410,178

Federal Home Loan Bank advances                                            342               811
Securities sold under agreements to repurchase                          15,413            10,311
U. S. Treasury interest-bearing demand note payable                      3,889               720
Notes payable                                                           14,000            14,000
Obligated mandatory redeemable capital securities of
        subsidiary trust                                                 5,000                --
Accrued interest, taxes and other expenses                               3,837             2,924
                                                                     ---------         ---------

             Total liabilities                                         587,603           438,944

Shareholders' Equity
Common stock, no par value; 10,000,000 shares authorized,
        5,326,441 shares issued at September 30, 2002 and
        4,263,401 shares issued at December 31, 2001                    47,370            23,258
Retained earnings                                                       30,923            28,844
Treasury stock, 293,238 shares at cost at September 30, 2002,
        180,782 shares at cost at December 31, 2001                     (7,241)           (4,919)
Accumulated other comprehensive income                                   2,567             1,544
                                                                     ---------         ---------
             Total shareholders' equity                                 73,619            48,727
                                                                     ---------         ---------

             Total liabilities and shareholders' equity              $ 661,222         $ 487,671
                                                                     =========         =========




See notes to interim consolidated financial statements                   Page  3

                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                     Three months ended                   Nine months ended
                                                        September 30,                       September 30,
                                                   2002              2001              2002               2001
                                                ----------        ----------        ----------        ----------
INTEREST INCOME:
   Loans, including fees                        $    7,959        $    7,238        $   22,156        $   22,141
   Taxable securities                                1,092             1,065             3,112             3,317
   Nontaxable securities                               408               416             1,196             1,304
   Federal funds sold and other                        170               205               381               379
                                                ----------        ----------        ----------        ----------
       Total interest income                         9,629             8,924            26,845            27,141

INTEREST EXPENSE:
   Deposits                                          2,796             3,467             8,365            10,836
   FHLB Borrowings                                       4                15                23                51
   Other                                               216               386               636             1,403
                                                ----------        ----------        ----------        ----------
       Total interest expense                        3,016             3,868             9,024            12,290
                                                ----------        ----------        ----------        ----------
NET INTEREST INCOME                                  6,613             5,056            17,821            14,851

PROVISION FOR LOAN LOSSES                              238               135               624               656
                                                ----------        ----------        ----------        ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         6,375             4,921            17,197            14,195

NONINTEREST INCOME:
   Computer center data processing fees                280               283               886               889
   Service charges                                     765               427             2,089             1,240
   Net gain (loss) on sale of securities                 2                 5                 4                 5
   Net gain (loss) on sale of loans                     91               148               190               289
   Other                                               699               559             1,775             1,398
                                                ----------        ----------        ----------        ----------
       Total noninterest income                      1,837             1,422             4,944             3,821

NONINTEREST EXPENSE:
   Salaries, wages and benefits                      2,309             1,904             6,737             5,822
   Net occupancy expense                               270               209               776               678
   Equipment expense                                   309               291               912               813
   Data processing expense                             233               186               647               554
   State franchise tax                                 178               190               494               553
   Professional services                               264               194               643               556
   Other operating expenses                          1,594             1,334             4,322             3,713
                                                ----------        ----------        ----------        ----------
       Total noninterest expense                     5,157             4,308            14,531            12,689
                                                ----------        ----------        ----------        ----------
       Income before taxes                           3,055             2,035             7,610             5,327

Income tax expense                                     983               531             2,218             1,482
                                                ----------        ----------        ----------        ----------

       Net Income                               $    2,072        $    1,504        $    5,392        $    3,845
                                                ==========        ==========        ==========        ==========

   Basic and diluted earnings per share         $     0.41        $     0.37        $     1.14        $     0.94
   Dividends declared per share                 $     0.25        $     0.18        $     0.69        $     0.54
   Wtd. avg. shares during the period -
    basic                                        5,033,203         4,082,619         4,736,909         4,082,967

   Wtd. avg. shares during the period -
    dilutive                                     5,035,077         4,082,619         4,737,303         4,082,967


See notes to interim consolidated financial statements                   Page  4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)

                                                   Three months ended              Nine months ended
                                                      September 30,                   September 30,
                                                  2002            2001            2002            2001
                                                 -------         -------         -------         -------
Net income                                       $ 2,072         $ 1,504         $ 5,392         $ 3,845

Other Comprehensive Income:

Unrealized holding gains on available for
sale securities                                      877             704           1,554           2,443
Reclassification adjustment for gains
later recognized in income                            (2)             (5)             (4)             (5)
                                                 -------         -------         -------         -------
Net unrealized gains                                 875             699           1,550           2,438
Tax effect                                          (297)           (238)           (527)           (829)
                                                 -------         -------         -------         -------
Total other comprehensive income                     578             461           1,023           1,609
                                                 -------         -------         -------         -------
Comprehensive income                             $ 2,650         $ 1,965         $ 6,415         $ 5,454
                                                 =======         =======         =======         =======



See notes to interim consolidated financial statements                   Page  5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                        (In thousands, except share data)

                                                                                                       Accumulated
                                               Common Stock                                               Other           Total
                                        Outstanding                     Retained        Treasury      Comprehensive   Shareholders'
                                          Shares          Amount        Earnings         Stock           Income          Equity
                                        ----------      ----------     ----------      ----------      ----------      ----------
Balance, January 1, 2001                 4,087,619      $   23,258     $   28,614      $   (4,818)     $      871      $   47,925

Net income                                      --              --          3,845              --              --           3,845

Change in unrealized gain on
  securities available for sale,
  net of reclassifications and
  tax effects                                   --              --             --              --           1,609           1,609

Purchase of treasury stock, at cost         (5,000)             --             --            (101)             --            (101)

Cash dividends ($.54 per share)                 --              --         (2,205)             --              --          (2,205)
                                        ----------      ----------     ----------      ----------      ----------      ----------

Balance, September 30, 2001              4,082,619          23,258         30,254          (4,919)          2,480          51,073
                                        ==========      ==========     ==========      ==========      ==========      ==========



Balance, January 1, 2002                 4,082,619      $   23,258     $   28,844      $   (4,919)     $    1,544      $   48,727

Net income                                      --              --          5,392              --              --           5,392

Change in unrealized gain on
  securities available for sale,
  net of reclassifications and
  tax effects                                   --              --             --              --           1,023           1,023

Issuance of common shares for merger,
  net of issuance costs                  1,063,040          24,116             --              --              --          24,116

Cash paid for fractional shares                                 (4)                                                            (4)


Purchase of treasury stock, at cost       (112,456)             --             --          (2,322)             --          (2,322)


Cash dividends ($.69 per share)                 --              --         (3,313)             --              --          (3,313)
                                        ----------      ----------     ----------      ----------      ----------      ----------

Balance, September 30, 2002              5,033,203          47,370         30,923          (7,241)          2,567          73,619
                                        ==========      ==========     ==========      ==========      ==========      ==========


See notes to interim consolidated financial statements                   Page  6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            Nine months ended September 30,
                                                                            ------------------------------
                                                                                 2002           2001
                                                                               --------       --------
Net cash from operating activities                                             $  6,130       $  3,955

Cash flows from investing activities
   Net cash received in acquisition                                               3,078             --
   Maturities of deposits held in other institutions                                 --             51
   Maturities and calls of securities, held-to-maturity                              17             58
   Maturities and calls of securities, available-for-sale                        43,293         18,895
   Purchases of securities, available-for-sale                                  (62,913)       (16,609)
   Proceeds from sale of securities, available-for-sale                               4             --
   Loans made to customers, net of principal collected                            7,105          6,410
   Change in federal funds sold                                                 (19,875)       (15,100)
   Proceeds from sale of property and equipment                                       2              5
   Purchases of office premises and equipment                                      (440)          (604)
                                                                               --------       --------
         Net cash from investing activities                                     (29,729)        (6,894)

Cash flows from financing activities
   Repayment of FHLB borrowings                                                    (468)          (440)
   Net change in deposits                                                        21,995         26,438
   Change in securities sold under agreements to repurchase                       4,786            349
   Change in U.S. Treasury interest-bearing demand note payable                   3,170          1,606
   Change in notes payable                                                       (2,185)         3,400
   Change in federal funds purchased                                                 --        (20,000)
   Proceeds from issuance of mandatorily redeemable capital securities
      of subsidiary trust                                                         5,000             --
   Purchases of treasury stock                                                   (2,322)          (101)
   Cash dividends paid                                                           (3,313)        (2,205)
                                                                               --------       --------
         Net cash from financing activities                                      26,663          9,047
                                                                               --------       --------

Net change in cash and due from banks                                             3,064          6,108
Cash and due from banks at beginning of period                                   19,227         15,735
                                                                               --------       --------
Cash and due from banks at end of period                                       $ 22,291       $ 21,843
                                                                               ========       ========

Cash paid during the period for:
   Interest                                                                    $ 10,825       $ 13,286
   Income taxes                                                                $  1,778       $  1,360


See notes to interim consolidated financial statements                   Page  7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(1)   Consolidated Financial Statements

      The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Castalia Banking Company (Castalia), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, First Citizens Insurance Agency and First Citizens Statutory Trust, together referred to as the Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

      The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 2002 and its results of operations and changes in cash flows for the periods ended September 30, 2002 and 2001 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

      The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2002, SCC provided item processing for 9 financial institutions in addition to the three subsidiary banks. Through September 30, 2002, SCC accounted for approximately 2.8% of the Corporation's total consolidated revenues. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation consolidated revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.5% of total Corporation revenues. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue for the period ended September 30, 2002.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Corporation was required to adopt this Statement on January 1, 2002. Prior to the adoption of SFAS No. 142, the Corporation's annual amortization of goodwill was $201.

      The previously reported net income adjusted to eliminate prior period goodwill is as follows:

                                                       Three months              Nine months
                                                          ended                     ended
                                                     September 30, 2001        September 30, 2001
                                                     ------------------        ------------------
Reported net income                                       $1,504                    $3,845
Add back: goodwill amortization                               50                       151
                                                          ------                    ------
Adjusted net income                                       $1,554                    $3,996
                                                          ======                    ======
Basic and diluted earnings per share as adjusted          $ 0.38                    $ 0.98
                                                          ======                    ======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning after January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

      SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation is not expected to be material.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(2)   Securities

      Securities at September 30, 2002 and December 31, 2001 were as follows:

                                                                      September 30, 2002
                                                                     Gross            Gross
          AVAILABLE FOR SALE                         Amortized     Unrealized       Unrealized
                                                       Cost           Gains           Losses       Fair Value
                                                     ---------      ---------       ---------       ---------
U.S. Treasury securities and obligations of
  U.S. government agencies                           $  82,165      $   1,596       $      (2)      $  83,759

Obligations of state and political subdivisions         43,044          2,014             (15)         45,043

Corporate bonds                                          2,438             51              --           2,489

Other securities, including mortgage-backed
  securities and equity securities                      12,405            247              (2)         12,650
                                                     ---------      ---------       ---------       ---------
                                                     $ 140,052      $   3,908       $     (19)      $ 143,941
                                                     =========      =========       =========       =========

                                                              September 30, 2002

                                                             Gross          Gross
       HELD TO MATURITY                     Amortized      Unrealized    Unrealized
                                              Cost           Gains         Losses       Fair Value
                                              ----           -----         ------       ----------
Obligations of state and political
  subdivisions                                $ 77           $  1           $ --           $ 78

Other securities, including mortgage-
  backed securities                             44              3             --             47
                                              ----           ----           ----           ----
                                              $121           $  4           $ --           $125
                                              ====           ====           ====           ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                                              December 31, 2001

                                                                            Gross              Gross
          AVAILABLE FOR SALE                            Amortized         Unrealized         Unrealized
                                                          Cost              Gains              Losses          Fair Value
                                                        ---------         ---------          ---------          ---------
U.S. Treasury securities and obligations of
   U.S. government agencies                             $  54,106         $   1,263          $      (7)         $  55,362


Obligations of state and political subdivisions            37,627               931                 (7)            38,551


Corporate bonds                                             4,567                59                 (8)             4,618


Mortgage-backed securities                                  9,591               122                (14)             9,699
                                                        ---------         ---------          ---------          ---------

                                                        $ 105,891         $   2,375          $     (36)         $ 108,230
                                                        =========         =========          =========          =========

                                                                     December 31, 2001

                                                                     Gross        Gross
          HELD TO MATURITY                            Amortized    Unrealized   Unrealized
                                                        Cost         Gains       Losses      Fair Value
                                                        ----         -----       ------      ----------
Obligations of state and political subdivisions         $ 78         $  2         $ --         $ 80


Other securities, including mortgage-backed
  securities                                              61            2           --           63
                                                        ----         ----         ----         ----
                                                        $139         $  4         $ --         $143
                                                        ====         ====         ====         ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      The amortized cost and fair value of securities at September 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

AVAILABLE FOR SALE                          Amortized Cost     Fair Value
                                            --------------     ----------
Due in one year or less                        $ 49,385         $ 49,982
Due after one year through five years            69,446           71,886
Due after five years through ten years            6,988            7,561
Due after ten years                               1,828            1,862
Mortgage-backed securities                       11,967           12,142
Equity securities                                   438              508
                                               --------         --------
Total securities available for sale            $140,052         $143,941
                                               ========         ========

                                                          Estimated Fair
HELD TO MATURITY                      Amortized Cost          Value
                                      --------------          ----
Due in one year or less                   $ 77                $ 78
Mortgage-backed securities                  44                  47
                                          ----                ----
Total securities held to maturity         $121                $125
                                          ====                ====

      Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                          -------------               -------------
                                        2002        2001            2002         2001
                                        ----        ----            ----         ----
Proceeds                                $ -         $ -             $ -           $ -
Gross gains                               -           -               -             -
Gross losses                              -           -               -             -
Security gains due to calls
prior to maturity                         2           5               4             5



      Securities with a carrying value of approximately $92,223 and $71,106 were pledged as of September 30, 2002 and December 31, 2001, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(3)   Loans

      Loans at September 30, 2002 and December 31, 2001 were as follows:

                                   9/30/2002         12/31/2001
                                   ---------         ----------
Commercial and Agriculture         $  44,302          $  26,708
Commercial real estate               122,674             70,616
Real Estate - mortgage               212,009            204,496
Real Estate - construction            12,360              9,402
Consumer                              32,359             23,100
Credit card and other                  3,409              2,315
Leases                                 1,420                435
                                   ---------          ---------
   Total loans                       428,533            337,072
Allowance for loan losses             (6,299)            (4,865)
Deferred loan fees                      (543)              (848)
Unearned interest                         (8)               (12)
                                   ---------          ---------
   Net loans                       $ 421,683          $ 331,347
                                   =========          =========

(4)   Allowance for Loan Losses

      A summary of the activity in the allowance for loan losses was as follows:

                                       Three Months Ended                 Nine Months Ended
                                          September 30,                     September 30,
                                    ------------------------          ------------------------
                                     2002             2001              2002            2001
                                    -------          -------          -------          -------
Balance beginning of period         $ 6,359          $ 4,353          $ 4,865          $ 4,107
Acquisitions                             --               --            1,426               --
Loans charged-off                      (428)            (324)            (941)            (792)
Recoveries                              130              126              325              319
Provision for loan losses               238              135              624              656
                                    -------          -------          -------          -------
Balance September 30,               $ 6,299          $ 4,290          $ 6,299          $ 4,290
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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                   Three Months                  Nine Months
                                                Ended September 30,           Ended September 30,
                                                -------------------           -------------------
                                                2002           2001           2002           2001
                                                ----           ----           ----           ----
Average investment in impaired loans           $6,867         $2,863         $5,227         $2,993

Interest income recognized on impaired
  loans including interest income
  recognized on cash basis                        100             41            251            142

Interest income recognized on impaired
  loans on cash basis                             100             41            251            142

      Information regarding impaired loans at September 30, 2002 and December 31, 2001 was as follows:

                                                          9/30/02       12/31/01
                                                          -------       --------
Balance impaired loans                                    $7,015         $1,592

Less portion for which no allowance for loan
  losses is allocated                                         --             --
                                                          ------         ------
Portion of impaired loan balance for which an
  allowance for credit losses is allocated                $7,015         $1,592
                                                          ======         ======
Portion of allowance for loan losses allocated to
  the impaired loan balance                               $1,734         $  544
                                                          ======         ======

      Nonperforming loans were as follows:

                                                    9/30/02        12/31/01
                                                    -------        --------
Loans past due over 90 days still on accrual         $2,771         $2,818
Nonaccrual                                           $3,001         $2,413

      Nonperforming loans include some loans, which are classified as impaired and smaller balance homogeneous loans, such as residential mortgages and consumer loans that are collectively evaluated for impairment.

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

      The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2002 and December 31, 2001.

                                                   Contract Amount
                                                   ---------------
                                              9/30/2002      12/31/2001
                                              ---------      ----------
Commitment to extend credit:
Lines of credit and construction loans         $53,550         $36,828
Credit cards                                     6,144           7,005
Letters of credit                                1,112             888
                                               -------         -------
                                               $60,806         $44,721
                                               =======         =======

      Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above totaled $7,060 at September 30, 2002 and had interest rates ranging from 2.50% to 11.00% with maturities extended up to 30 years. Fixed-rate loan commitments included above totaled $7,277 at December 31, 2001 with interest rates ranging from 4.75% to 10.00% with maturities extended up to 30 years.

      The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2002 and December 31, 2001 approximated $6,966 and $4,670.

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

      The following summarizes pro forma financial information for the three and nine months ended September 30, 2002 and 2001, assuming the ICBC Merger occurred as of January 2001.

                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
                                                   -------------               -------------
                                               2002            2001        2002             2001
                                               ----            ----        ----             ----
Net interest income after provision
for loan losses                              $ 6,375         $ 6,155      $18,487         $17,858
Net income                                     2,072           1,809        5,660           4,744
Basic and diluted earnings per share            0.41            0.35         0.98            0.93

      These amounts include ICBC's actual results in 2001 and for the first three months of 2002 prior to the merger and actual results for the six months in 2002 after the merger. The pro forma results do not necessarily represent results which would have occurred if the merger had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                     At April 1, 2002
                         ($000s)

Current Assets                         $ 122,380
Property, plant, and equipment             1,509
Intangible Assets                          2,454
Goodwill                                  11,039
                                       ---------
Total assets acquired                    137,382

Current Liabilities                     (114,396)
Long-Term Debt                            (2,185)
                                       ---------
Total assets assumed                    (116,581)

Net assets acquired                       20,801

      This acquisition provided The Corporation and its affiliate, Citizens, the opportunity to expand south from Erie County into contiguous Huron County and the City of Norwalk. The acquisition also provided the existing Citizens access to trust services through ICBC's trust department.

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

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction

      The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2002, compared to December 31, 2001 and the consolidated results of operations for the three-month and nine-month periods ending September 30, 2002 compared to the same periods in 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

      Total assets of the Corporation at September 30, 2002 totaled $661,222 compared to $487,671 at December 31, 2001. This was an increase of $173,551, or 35.6 percent. The increase is primarily the result of the acquisition of Independent Community Banc Corp. ("ICBC") on April 1, 2002. ICBC had assets of $127,713 at March 31, 2002. Within the structure of the assets, net loans have increased $90,336, or 27.3 percent since December 31, 2001. This includes ICBC's loan balance of $97,623. The commercial real estate portfolio increased by $52,058, while residential real estate loans increased by $7,513, commercial and agriculture loans increased by $17,594 and consumer loans increased by $9,259. ICBC's balances for these items were $24,734 in commercial, $36,658 in residential real estate, $18,911 in

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      commercial and agriculture and $15,811 in consumer loans. The Corporation's focus continues to be toward commercial loans and away from residential real estate and consumer loans. In the current low interest rate environment, the greatest demand for residential real estate loans has been for a fixed-rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. In the current rate environment, there has been pressure on the margin, but management believes the loan portfolio is being positioned for the future. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $14,002 at September 30, 2002. Loans held-for-sale decreased $1,074, or 46.6 percent from December 31, 2001. At September 30, 2002, the net loan to deposit ratio was 77.4 percent compared to 80.8 percent at December 31, 2001.

      For the nine months of operations in 2002, $624 was placed into the allowance for loan losses from earnings compared to $656 for the same period of 2001. Impaired loans have increased, which include those acquired in ICBC's portfolio. ICBC already had specific allowances in place for its impaired loans; therefore, management felt the allowance was adequate with no additional provision for these loans. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific allowance allocations for identified portfolio loans, allowances for delinquencies, historical allowance allocations and general trends in the economy. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the allowance. Net charge-offs for the first nine months of 2002 were $616 compared to $473 for the same period of 2001. This increase is the result of increased net charge-offs at Citizens and Mr. Money. The September 30, 2002 allowance for loan losses as a percent of total loans was 1.49 percent compared to 1.42 percent at December 31, 2001.

      At September 30, 2002, $143,941 or 99.9 percent of the security portfolio was classified as available for sale. The $121 remainder of the portfolio was classified as held to maturity. Securities increased $35,693 from December 31, 2001. The balance of the ICBC investment portfolio at March 31, 2002 was $15,412. Purchases of investments were made to meet additional pledging requirements and to try to gain additional yield compared to federal funds sold, which are the excess funds provided by deposits and other borrowings that were not utilized for loans.

      Office premises and equipment have increased $1,195 and intangible assets have increased $16,607 since December 31, 2001. The increase in office premises and equipment is attributed to new purchases of $440 and depreciation of $751, along with the addition of ICBC's fixed assets of $1,510. The intangibles increased as a result of the purchase accounting entries for goodwill and core deposit intangible related to the merger.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      Accrued interest and other assets totaled $8,922 at September 30, 2002 compared to $6,493 at December 31, 2001, an increase of $2,429. This increase was due to increases in deferred tax assets of $465, an increase in receivables of $1,187, and an increase in accrued interest of $1,242. The increase in deferred tax assets and accrued interest can be attributed to the ICBC merger.

      Total deposits at September 30, 2002 increased $134,944 from year-end 2001. Noninterest-bearing deposits, representing demand deposit balances, increased $20,231 from year-end 2001, including $14,417 of ICBC balances. Interest-bearing deposits, including savings and time deposits, increased $114,713 from year-end 2001, including $97,551 of ICBC balances. The year to date 2002 average balance of savings deposits has increased $29,452 compared to the average balance of the same period for 2001. The current average rate of these deposits is 1.67 percent compared to 2.27 percent in 2001. The year to date 2002 average balance of time certificates has increased $11,576 compared to the average balance for the same period for 2001. Under current market conditions, the Banks have been less aggressive in their efforts to attract deposits. However, depositors seem to be looking for shorter term, more liquid products to invest their money. As a result, the banks have seen an increase in deposits, particularly in the savings and money market products.

      Total borrowed funds have increased $12,802 from December 31, 2001 to September 30, 2002. The Corporation has notes outstanding with other financial institutions totaling $14,000 at September 30, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation has $5,000 in long-term borrowings due to the issuance of an obligated mandatorily redeemable capital security. This borrowing is a 30-year issuance. Federal Home Loan Bank borrowings have decreased $469 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $5,102. U.S. Treasury Tax Demand Notes, which also tend to fluctuate, have increased $3,169.

      Shareholders' equity at September 30, 2002 was $73,619, or 11.1 percent of total assets, compared to $48,727 at December 31, 2001, or 10.0 percent of total assets. The change in shareholders' equity is made up of earnings of $5,392, less dividends paid of $3,313, less the purchase of 112,456 treasury shares for $2,322 and the increase in the market value of securities available for sale, net of tax, of $1,023. The merger with ICBC also resulted in an increase to capital of $24,112. The Corporation paid a cash dividend on February 1, 2002 at a rate of $.19 per share, and on May 1, 2002 and August 1, 2002, each at a rate of $.25 per share. Total outstanding shares at September 30, 2002 were 5,033,203.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Results of Operations

      Nine Months Ended September 30, 2002 and 2001

      Net income for the nine months ended September 30, 2002 was $5,392, or $1.14 per common share compared to $3,845, or $.94 per common share for the same period in 2001. This was an increase of $1,547, or 40.2 percent. Some of the reasons for the changes are explained below.

      Total interest income for the first nine months of 2002 decreased $296, or
      1.1 percent compared to the same period in 2001. The average rate on earning assets on a tax equivalent basis for the first nine months of 2002 was 6.38 percent and 7.51 percent for the first nine months of 2001. Total interest expense for the first nine months of 2002 has decreased $3,266, or 26.6 percent compared to the same period of 2001. The decrease in both interest income and interest expense can be attributed to the rate environment we are currently experiencing. Specifically, interest on deposits is down $2,471, interest on other borrowings is down $767 and interest on FHLB borrowings is down $28. The average rate on interest-bearing liabilities for the first nine months of 2002 was 2.62 percent compared to 4.09 percent for the same period of 2001. The net interest margin on a tax equivalent basis was 4.36 percent for the nine-month period ended September 30, 2002 and 4.26 percent for the same period ended September 30, 2001.

      Noninterest income for the first nine months of 2002 totaled $4,944, compared to $3,821 for the same period of 2001, an increase of $1,123. The majority of the increase resulted from the acquisition of ICBC. Also, the Banks introduced new deposit products which generated $430 of additional fee income. Other operating income increased $377. The Corporation's appraisal company increased revenues by $20.

      Noninterest expense for the nine months ended September 30, 2002 totaled $14,531 compared to $12,689 for the same period in 2001. This was an increase of $1,842, or 14.5 percent. Salaries and benefits increased $915, or 15.7 percent compared to the first nine months of 2001. Occupancy expense increased $98, equipment expense increased $99, computer processing expense increased by $93 and professional fees increased $87 compared to last year. All of these changes are largely attributed to the acquisition of ICBC.

      Income tax expense for the first nine months of 2002 totaled $2,218 compared to $1,482 for the first nine months of 2001. This was an increase of $736, or 49.7 percent. The increase in federal income taxes is a result of increased income before taxes. The effective tax rates for the nine-month periods ended September 30, 2002 and September 30, 2001, were 29.1% and 27.8% respectively. The primary reasons for the increase in the effective tax rate were a decrease in nontaxable securities and interest income, and the nondeductability of the purchase accounting adjustments in the ICBC acquisition.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

      Three Months Ended September 30, 2002 and 2001

      Net income for the three months ended September 30, 2002 was $2,072 or $.41 per common share compared to $1,504, or $.37 per common share for the same period in 2001. This was an increase of $568, or 37.8 percent. Some of the reasons for the changes are explained below.

      Total interest income for the third quarter of 2002 increased $705, or 7.9 percent compared to the same period in 2001. Interest on fees and loans increased $721, or 10.0 percent compared to the same period in 2001. This increase is mainly due to increased loan volume associated with the acquisition of ICBC. The average rate on earning assets on a tax equivalent basis for the third quarter of 2002 was 6.24 percent and 7.26 percent for the same period of 2001. The increase in volume more than offset the decrease in yield. Total interest expense for the third quarter of 2002 decreased $852, or 22.0 percent compared to the same period of 2001. The average rate on interest-bearing liabilities for the third quarter of 2002 was 2.50 percent compared to 3.71 percent for the same period of 2001. The 121 basis point decrease in average rate offset any increase in interest expense related to additional volume from the ICBC purchase and additional volume related to growth. The net interest margin on a tax equivalent basis was 4.33 percent for the three-month period ended September 30, 2002 and 4.34 percent for the same period ended September 30, 2001.

      Noninterest income for the third quarter of 2002 totaled $1,837, compared to $1,422 for the same period of 2001, an increase of $415. The Banks introduced new deposit products which generated $185 of additional fee income for the quarter. Other service charges increased $153 compared to the third quarter 2001, with the majority of the increases resulting from the acquisition of ICBC. Other operating income increased $140, including $64 in Trust income and $62 in commission on origination of wholesale mortgages for outside firms.

      Noninterest expense for the quarter ended September 30, 2002 totaled $5,157 compared to $4,308 for the same period in 2001. This was an increase of $849, or 19.7 percent. Salaries and benefits increased $405, or 21.3 percent compared to the third quarter of 2001. Occupancy expense increased $61, equipment expense increased $18, and computer processing expense increased by $47 compared to the third quarter last year. All of these changes are largely attributed to the acquisition of ICBC.

      Income tax expense for the third quarter totaled $983 compared to $531 for the same period in 2001. This was an increase of $452, or 85.1 percent. The effective tax rate was 32.2% for the three-month period ended September 30, 2002, and 26.1% for the three-month period ended September 30, 2001. The provision for income taxes increased during the third quarter 2002 based on management's estimate of the Corporation's year-end effective tax rate.

                            First Citizens Banc Corp
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Capital Resources

      Shareholders' equity totaled $73,619, at September 30, 2002 compared to $48,727 at December 31, 2001. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                            To Be Well
                                                                           Capitalized
                                                                           Under Prompt
                                                             For Capital    Corrective
                                     Corporation Ratios       Adequacy        Action
                                   9/30/02       12/31/01     Purposes      Provisions
                                   -------       --------     --------      ----------
Tier I Risk Based Capital           12.8%         14.7%         4.0%          6.0%
Total Risk Based Capital            14.0%         16.0%         8.0%         10.0%
Leverage Ratio                       8.3%          9.1%         4.0%          5.0%

         The Corporation paid a cash dividend of $.19 per common share on February 1, 2002, and $.25 per common share on both May 1, 2002 and August 1, 2002 compared to $.18 per common share each on February 1, 2001, May 1, 2001, and August 1, 2001.

Liquidity

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $50,931 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $80,890 at September 30, 2002. Finally, 99.9% of the Corporation's security portfolio has been classified as available for sale, which provides additional liquidity.

                            First Citizens Banc Corp
           Quantitative and Qualitative Disclosures about Market Risk
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

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

      There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately
      62.7 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

      The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of September 30, 2002 and December 31, 2001, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of September 30, 2002 or December 31, 2001.

                            First Citizens Banc Corp
           Quantitative and Qualitative Disclosures about Market Risk
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                               Net Portfolio Value

                           September 30, 2002                    December 31, 2001
                  -----------------------------------      -----------------------------
Change in         Dollar         Dollar       Percent      Dollar      Dollar     Percent
 Rates            Amount         Change       Change       Amount      Change     Change
 -----            ------         ------       ------       ------      ------     ------
+400 bp           54,231        (17,789)       -25%        33,305      (18,807)    -36%
+300 bp           58,218        (13,802)       -19%        37,548      (14,564)    -28%
+200 bp           62,698         (9,322)       -13%        42,491       (9,621)    -18%
+100 bp           68,337         (3,683)        -5%        47,743       (4,369)     -8%
 Base             72,020              -          -         52,112            -       -
-100 bp           75,986          3,966          6%        56,594        4,482       9%

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

                            First Citizens Banc Corp
                       Controls and Procedures Disclosures
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

ITEM 4.

Controls and Procedures Disclosure

      Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp's internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6. (A) EXHIBIT NO. 99 - Safe Harbor under the Private Securities Litigation Reform Act of 1995.

                  (B) EXHIBIT NO. 99.1 - Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (C) EXHIBIT NO. 99.2 - Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (D) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp


/s/ David A. Voight                                           November 14, 2002
------------------------------------                          -----------------
David A. Voight                                               Date
President



/s/ James O. Miller                                           November 14, 2002
------------------------------------                          -----------------
James O. Miller                                               Date
Executive Vice President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, David A. Voight, certify that:

      1) I have reviewed this quarterly report on Form 10-Q of First Citizens Banc Corp;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title: /s/ David A. Voight, Chief Executive Officer
Date:  November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Todd A. Michel, certify that:

1)    I have reviewed this quarterly report on Form 10-Q of First Citizens Banc
      Corp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

      a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      d). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      e). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title: /s/ Todd A. Michel, Chief Financial Officer
Date:  November 14, 2002

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------

Exhibit
Number                  Description                                        Page Number
------                  -----------                                        -----------
99        Safe Harbor Under the Private Securities       Incorporated by reference to Exhibit 99 to Annual
          Litigation Reform Act of 1995                  Report for the Year Ended December 31, 1999 filed by
                                                         the registrant on March 24, 2000.



99.1      Certification pursuant to 18 U.S.C.            33
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002


99.2      Certification pursuant to 18 U.S.C.            34
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002