Form 10-K
period 2002-12-31
FIRST CITIZENS BANC CORP /OH
filed 2003-03-31
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0 - 25980

                            FIRST CITIZENS BANC CORP
             (Exact name of registrant as specified in its charter)

                Ohio                                                      34-1558688
   State or other jurisdiction of                                       (IRS Employer
    incorporation or organization                                     Identification No.)

         100 East Water Street, Sandusky, Ohio                               44870
       (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                 (419) 625 - 4121


        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer. Yes |X| No | |

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of June 30, 2002 was $85,202,991.

As of January 31, 2003, there were 5,033,203 shares of no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant's Proxy Statement, dated March 14, 2003, are incorporated by reference into Part III of this Form 10-K.


                                                               INDEX


PART I
Item 1.   Business............................................................................................    3
Item 2.   Properties..........................................................................................   16
Item 3.   Legal Proceedings...................................................................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.................................................   16

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................   16
Item 6.   Selected Financial Data.............................................................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..........................................................................   16
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........................................   16
Item 8.   Financial Statements and Supplementary Data.........................................................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..........................................................................   17

PART III
Item 10.  Directors and Executive Officers of the Registrant..................................................   17
Item 11.  Executive Compensation..............................................................................   17
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................   17
Item 13.  Certain Relationships and Related Transactions......................................................   17
Item 14.  Controls and Procedures Disclosure..................................................................   17

PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................   18


Signatures....................................................................................................   19

Certifications................................................................................................   20

PART I

ITEM 1.  BUSINESS

(a)   General Development of Business

      FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leech-Bliley Act of 2000 (GLB Act), as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $651,634 at December 31, 2002. FCBC and its subsidiaries are referred to together as the Corporation.

      THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), three branch banking offices in Norwalk, Ohio, one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio and one Loan Production office in Port Clinton, Ohio. As part of the acquisition of Independent Community Banc Corp. and its subsidiary, The Citizens National Bank of Norwalk, which was merged into Citizens, Citizens now provides trust services. This subsidiary accounts for 71.9% of the Corporation's consolidated assets at December 31, 2002.

      THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in Willard, Ohio and the Ohio villages of Chatfield, Tiro, Richwood and Green Camp. Farmers accounts for 18.1% of the Corporation's consolidated assets at December 31, 2002.

      THE CASTALIA BANKING COMPANY (Castalia), owned by the Corporation since 1990, was organized and chartered under the laws of the State of Ohio in 1907. Castalia is an insured bank under the Federal Deposit Insurance Act. Castalia operates from one location, 208 South Washington Street, Castalia, Ohio. Castalia, Ohio is located approximately 10 miles from Sandusky, Ohio. Castalia accounts for 7.4% of the Corporation's consolidated assets at December 31, 2002. As of January 2, 2003 Castalia merged its operations in with Citizens.

      SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2002.

      R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2002.

      MR. MONEY FINANCE COMPANY (Mr. Money) was formed in year 2000 to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in Norwalk, Ohio. Loans for Mr. Money come from direct consumer lending to customers, acquisition of loans from brokers and from home improvement contractors and automobile dealerships. The primary focus of lending for Mr. Money is in the mortgage and home improvement type of credits. Mr. Money accounts for 2.1% of the Corporation's consolidated assets as of December 31, 2002.

      FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) has been formed to provide customers with a seamless mortgage product with improved service. Assets of the Title Agency are not significant.

      FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant.

      FIRST CITIZENS STATUTORY TRUST I (Trust I) was formed in March 2002. FCBC issued $5,000,000 of 5.59% floating rate obligated mandatorily redeemable capital securities through a special purpose subsidiary as part of a pooled transaction.

      On April 1, 2002, FCBC completed its acquisition of Independent Community Banc Corp. (ICBC), Norwalk, Ohio, which merged with and into FCBC (the Merger). FCBC had previously announced the signing of the Agreement and Plan of Merger (the Merger Agreement) by FCBC and ICBC on November 1, 2001.

      The Corporation issued 1,063,040 shares of common stock valued at $23.00 per share, which is the average stock price of the Corporation for the two days prior and after the signing of the Merger Agreement, to total approximately $24,450,000 less stock issuance costs of $338,000. Total assets of ICBC prior to the merger were $127,713,000, including $97,623,000 in loans and $111,968,000 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of ICBC have been included in the Corporation's consolidated financial statements since the date of the merger.

(b)   Financial Information About Industry Segments

      FCBC is a financial holding company. Through the three subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to items of this Form 10-K for financial information about the Corporation's banking business.

(c)   Narrative Description of Business

      General

      The Corporation's primary business is incidental to the three subsidiary banks. Citizens, Farmers and Castalia, located in Erie, Crawford, Huron, Union, Marion, and Ottawa Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans and purchasing securities. With the acquisition of Independent Community Banc Corp.'s subsidiary, The Citizens National Bank of Norwalk, which was merged with and into Citizens, Citizens now provides trust services.

      Interest and fees on loans accounted for 69% of total revenue for 2002 and 70% of total revenue for 2001. The primary focus of lending is real estate mortgages. Residential real estate mortgages comprised 50% of the total loan portfolio in 2002 and 61% of the total loan portfolio in 2001. Citizens', Farmers' and Castalia's loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

      On a parent company only basis, FCBC's primary source of funds is the receipt of dividends paid by its subsidiaries, principally the Banks. The ability of the Banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the Banks and at the same time provide funds to FCBC for shareholder dividends.

      The Corporation's business is not seasonal, nor is it dependent on a single or small group of customers.

      In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

      Competition

      The primary market area for Citizens, Farmers and Castalia is Erie, Huron and Crawford counties. A secondary market includes portions of Union, Marion, and Ottawa counties. Citizens, Farmers and Castalia were operated as independent commercial banks in their respective market area until January 2, 2003. On January 2, 2003, Castalia was merged with and into Citizens. Traditional financial service competition for the Banks consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation's market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

      Employees

      FCBC has no employees. The subsidiary companies employ approximately 247 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

      Supervision and Regulation

      The Bank Holding Company Act. As a bank holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the
      BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

      GLB Act. In November, 1999 the Gramm-Leech Bliley Act of 1999 (GLB Act) went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLB Act, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become "financial holding companies." Financial holding companies may engage in or acquire companies that engage in a broad range of financial services which were previously not permitted, such as insurance underwriting, securities underwriting and distribution. FCBC registered as a financial holding company in 2000.

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

      Interstate Banking and Branching. Prior to enactment of the Interstate Banking and branch Efficiency Act of 1995, neither FCBC nor its subsidiaries could acquire banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific stats have opted out of this provision and
      (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

      Federal Deposit Insurance Corporation (FDIC). The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of FCBC's bank subsidiaries are subject to the deposit insurance assessments of the Bank insurance Fund of the FDIC. Under the FDIC's deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

      Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary Banks had risk-based capital ratios above "well capitalized" requirements at December 31, 2002.

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

      USA Patriot Act of 2001. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001 which grants law enforcement officials greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country. The USA Patriot Act requires that the Corporation, upon request from the appropriate federal banking agency, provide records related to anti-money laundering, perform due diligence for private banking and correspondent accounts, establish standards for verifying customer identity and perform other related duties.

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

(e)   Statistical Information

      The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2002 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2002, 2001 and 2000 is included on pages 12 through 14 - "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates", within Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 2002 Annual Report to Shareholders and is incorporated into this Item I by reference.


II.   INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of securities at December 31.

                                                                              2002           2001           2000
                                                                              ----           ----           ----
                                                                                    (Dollars in thousands)
AVAILABLE FOR SALE (1)

U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies                           $   102,780    $    55,362     $    48,029
Corporate bonds                                                                2,475          4,618           5,413
Obligations of states and political subdivisions                              41,458         38,551          43,919
Other securities, including mortgage-backed securities                         8,455          9,699          13,146
                                                                         -----------    -----------     -----------

     Total                                                               $   155,168    $   108,230     $   110,507
                                                                         ===========    ===========     ===========

HELD TO MATURITY (1)

Obligations of states and political subdivisions                         $         -    $        78     $       155
Mortgage-backed securities                                                        42             61             123
                                                                         -----------    -----------     -----------

     Total                                                               $        42    $       139     $       278
                                                                         ===========    ===========     ===========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 2002 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.


                                                             Maturing after one        After five but
                                      Within one year       but within five years     within ten years       After ten years
                                      ---------------       ---------------------     ----------------       ---------------
                                     Amount      Yield        Amount      Yield       Amount     Yield       Amount     Yield
                                     ------      -----        ------      -----       ------     -----       ------     -----
                                                                       (Dollars in thousands)

AVAILABLE FOR SALE (2)

U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                     $ 45,073      4.00%      $ 57,707      3.65%     $     -         -%      $     -        -%
Obligations of states and
   political subdivisions (1)          9,035      4.25         25,669      4.23        5,420      4.51         1,334     3.85
Corporate bonds                        1,955      4.46            520      7.41            -         -             -        -
Other securities, including
   mortgage-backed securities          1,891      3.88          2,868      5.52        3,044      4.37           607        -
                                    --------                 --------                -------                 -------

      Total                         $ 57,954      4.05%      $ 86,764      3.91%     $ 8,464      4.46%      $ 1,941     2.65%
                                    ========     =====       ========     =====      =======     =====       =======     ====

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on thee security.

(2) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                           Maturing after one        After five but
                                   Within one year       but within five years      within ten years       After ten years
                                   ---------------       ---------------------      ----------------       ---------------
                                  Amount      Yield        Amount      Yield       Amount     Yield       Amount     Yield
                                  ------      -----        ------      -----       ------     -----       ------     -----

HELD TO MATURITY

Mortgage-backed securities             -          -            42       7.82            -         -            -         -
                                  ------                   ------                  ------                 ------

      Total                       $    -                   $   42       7.82%      $    -                 $    -
                                  ======                   ======      =====       ======                 ======


III. LOAN PORTFOLIO

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

                                              2002           2001           2000            1999           1998
                                              ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)

Commercial and agricultural              $     46,495   $      26,708   $     26,416   $     26,077    $     24,140
Commercial real estate                        116,674          70,616         60,546         48,301          53,804
Residential real estate                       210,931         204,496        217,344        178,876         173,789
Real estate construction                       13,179           9,402          9,684          4,482           3,493
Consumer                                       30,278          23,100         29,509         28,106          27,490
Leases                                          1,302             435            590            392             589
Credit card and other                           3,700           2,315          2,979          3,576           1,426
                                         ------------   -------------   ------------   ------------    ------------

                                         $    422,559   $     337,072   $    347,068   $    289,810    $    284,731
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

Residential real estate mortgage loans are made predicated on security interest in real property and secured wholly or substantially by that lien on real property. Such real estate mortgage loans are primarily loans secured by one-to-four family real estate. Residential real estate mortgage loans generally pose less risk to the Corporation due to the nature of the collateral being less susceptible to sudden changes in value.

Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate. The Corporation controls disbursements.

Consumer loans are made to individuals for household, family and other personal expenditures. These include the purchase of vehicles, furniture, educational expenses, medical expenses, taxes or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose a relatively higher credit risk. This higher risk is moderated by the use of certain loan value limits on secured credits and aggressive collection efforts. The collectibility of consumer loans is influenced by local and national economic conditions.

Credit card loans are made as a convenience to existing customers of the Corporation. All such loans are made on an unsecured basis. Lines over $5,000 require documentation on the financial strength of the borrower. As unsecured credit, they pose the greatest credit risk to the Corporation.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation's consolidated financial statements. As of December 31, 2002 and 2001, the Corporation was contingently liable for $547,000 and $888,000 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2002 and 2001, the Corporation had commitments to extend credit in the aggregate amounts of approximately $67,852,000 and $43,833,000. Of these amounts, $56,467,000 and $36,828,000 represented lines of credit and construction loans, $6,127,000 and $7,005,000 represented credit card commitments, and $5,258,000 and $0 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2002 and 2001.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate and real estate construction loans outstanding as of December 31, 2002, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.


                                                                               Maturing
                                                  -----------------------------------------------------------------
                                                                      After one
                                                     Within          but within         After
                                                    one year         five years      five years           Total
                                                    --------         ----------      ----------           -----
                                                                       (Dollars in thousands)

Commercial and agricultural                       $     16,417     $      14,510     $     15,568      $     46,495
Commercial real estate                                   7,392            17,902           91,380           116,674
Real estate construction                                 4,026             1,660            7,493            13,179
                                                  ------------     -------------     ------------      ------------

                                                  $     27,835     $      34,072     $    114,441      $    176,348
                                                  ============     =============     ============      ============


                                                             Interest
                                                            Sensitivity
                                                 -----------------------------
                                                      Fixed           Variable
                                                       rate             rate
                                                      -----           ------
                                                       (Dollars in thousands)

Due after one but within five years               $     12,786    $     21,286
Due after five years                                     8,381         106,060
                                                  ------------     -----------

                                                  $     21,167    $    127,346
                                                  ============     ===========

The preceding maturity information is based on contract terms at December 31, 2002 and does not include any possible "rollover" at maturity date. In the normal course of business, the Corporation considers and acts on the borrower's request for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

                                                              2002         2001       2000       1999       1998
                                                              ----         ----       ----       ----       ----
                                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $    3,468   $   2,413   $   1,368  $   1,682  $   1,693

Loans contractually past due 90 days or
  more as to principal or interest payments (2)                 2,414       2,818         558        834      1,235

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower (3)                          158         467         634        693        305
                                                           ----------   ----------- ---------  ---------  ---------

     Total                                                 $    6,040   $   5,698   $   2,560  $   3,209  $   3,223
                                                           ==========   ==========  =========  =========  =========

Impaired loans included in above totals                    $      879   $   1,973   $   2,778  $     994  $   1,196
Impaired loans not included in above totals                     5,120       1,592       2,374      3,166      2,963
                                                           ----------   ----------  ---------  ---------  ---------

Total impaired loans                                       $    5,999   $   3,565   $   5,152  $   4,160  $   4,159
                                                           ==========   ==========  =========  =========  =========

There are no loans as of December 31, 2002, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2002.

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

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

Interest income recognition associated with impaired loans was as follows.


                                                                        (Dollars in thousands)
                                                        2002         2001         2000         1999         1998
                                                        ----         ----         ----         ----         ----
Interest income on impaired loans, including
  interest income recognized on a cash basis        $      346   $      184   $      344    $     320    $      273
                                                    ==========   ===========  ==========    =========    ==========
Interest income on impaired loans recognized on
  a cash basis                                      $      346   $      184   $      344    $     320    $      273
                                                    ==========   ===========  ==========    =========    ==========

There were no foreign outstandings for any period presented.

No concentrations of loans exceeded 10% of total loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.


                                             2002           2001           2000            1999           1998
                                             ----           ----           ----            ----           ----
                                                                     (Dollars in thousands)
Daily average amount of loans,
 net of unearned income                 $    431,243  $     346,696   $     314,071  $     284,080   $      288,108
                                        ============  =============   =============  =============   ==============

Allowance for possible loan
 losses at beginning of year            $      4,865  $       4,107   $       4,274  $       4,567   $        4,707

Loan charge-offs:
 Commercial and agricultural and
  commercial real estate                         382            987             612             63              134
 Real estate mortgage                            222             29             166             95               40
 Real estate construction                          -              -               -              -                -
 Consumer                                        877            392             447            581              490
 Leases                                            -              -               -              -                -
 Credit card and other                            36             52              46             49               61
                                        ------------  -------------   -------------  -------------   --------------
                                               1,517          1,460           1,271            788              725

Recoveries of loans previously
 Charged-off:
  Commercial and agricultural and
   commercial real estate                         75            249              75             29               32
  Real estate mortgage                            50             68              57             13               31
  Real estate construction                         -              -               -              -                -
  Consumer                                       230             52             148            170              133
  Leases                                           -             21               -              -                -
  Credit card and other                           18             25              17             17               27
                                        ------------  -------------   -------------  -------------   --------------
                                                 373            415             297            229              223
                                        ------------  -------------   -------------  -------------   --------------
Net charge-offs (1)                           (1,144)        (1,045)           (974)          (559)            (502)

Balance from acquisition                       1,426              -               -              -                -

Provision for loan losses (2)                  1,178          1,803             807            266              362
                                        ------------  -------------   -------------  -------------   --------------

Allowance for loan losses
 at end of year                         $      6,325  $       4,865   $       4,107  $       4,274   $        4,567
                                        ============  =============   =============  =============   ==============

Allowance for loan losses
 as a percent of loans
 at year-end                                    1.50%          1.45%           1.19%          1.48%           1.60%
                                            ========        =======        ========       ========         =======

Ratio of net charge-offs during
 the year to average loans
 outstanding                                     .27%           .30%            .31%           .20%            .17%
                                            ========        =======        ========       ========         =======


(1) The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments.

(2) The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.


                                                                    2002                           2001
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
(Dollars in thousands)                                     Allowance    total loans        Allowance    total loans
                                                           ---------    -----------        ---------    -----------

Commercial and agricultural                               $       803         11.0%     $       223          7.9%
Commercial real estate                                          1,455         27.6            1,116         21.0
Real estate mortgage                                            1,392         49.9            1,313         60.8
Real estate construction                                           51          3.1               17          2.8
Consumer                                                          415          7.2              347          6.9
Credit card and other                                              14          0.9                7          0.5
Leases                                                              3          0.3               46          0.1
Unallocated                                                     2,192            -            1,796            -
                                                          -----------     --------      -----------      -------

                                                          $     6,325        100.0%     $     4,865        100.0%
                                                          ===========     ========      ===========      =======

                                                                    2000                           1999
                                                                    ----                           ----
                                                                        Percentage                      Percentage
                                                                        of loans to                     of loans to
                                                           Allowance    total loans        Allowance    total loans
                                                           ---------    -----------        ---------    -----------

Commercial and agricultural                               $       316          7.8%     $       531          9.0%
Commercial real estate                                            969         17.4              152         16.7
Real estate mortgage                                            1,439         62.6            1,447         61.7
Real estate construction                                           12          2.8                -                -
Consumer                                                          327          8.5              544          1.6
Credit card and other                                               8          0.8               12          9.7
Leases                                                              -          0.1               23          1.2
Unallocated                                                     1,036               -         1,565          0.1
                                                          -----------     -----------   -----------      -------

                                                          $     4,107        100.0%     $     4,274        100.0%
                                                          ===========     ========      ===========      =======

                                                                    1998
                                                                    ----
                                                                        Percentage
                                                                        of loans to
                                                           Allowance    total loans
                                                           ---------    -----------
Commercial and agricultural and commercial
  real estate                                             $       932         27.4%
Real estate mortgage                                            1,202         61.0
Real estate construction                                            -          1.2
Consumer                                                          784          9.7
Credit card and other                                              22          0.5
Leases                                                             24          0.2
Unallocated                                                     1,603            -
                                                          -----------     --------

                                                          $     4,567        100.0%
                                                          ===========     ========

The Corporation started classifying loans differently in 1999 and did not restate 1998 due to information not being available.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.


                                            2002                        2001                        2000
                                -------------------------   --------------------------  --------------------------
                                   Average       Average        Average       Average      Average      Average
                                   balance      rate paid       balance      rate paid     balance     rate paid
                                   -------      ---------       -------      ---------     -------     ---------
                                                               (Dollars in thousands)
Noninterest-bearing
  demand deposits               $     62,707        N/A     $     45,048         N/A    $     44,270       N/A
Interest-bearing demand
  deposits                            69,586       1.05%          56,769        1.47%         58,612      2.71%
Savings, including Money
  Market deposit accounts            168,480       1.55          106,002        3.16         109,316      2.56
Certificates of deposit,
  including IRAs                     233,096       3.19          204,566        4.73         188,723      5.19
                                ------------                ------------                ------------

                                $    533,869                $    412,385                $    409,921
                                ============                ============                ============

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2002 are summarized as follows.


                                                                            Individual
                                                           Certificates     Retirement
                                                            of Deposits      Accounts         Total
                                                           ------------      --------         -----
                                                                     (Dollars in thousands)

           3 months or less                                $    13,772      $      263     $    14,035
           Over 3 through 6 months                              12,005             135          12,140
           Over 6 through 12 months                              9,473             340           9,813
           Over 12 months                                       11,580           2,499          14,079
                                                           -----------      ----------     -----------

                                                           $    46,830      $    3,237     $    50,067
                                                           ===========      ==========     ===========

Return on Equity and Assets

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders. The dividend payout ratio was 87.8% in 2002, 95.4% in 2001 and 89.2% in 2000.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located at page 39 of the Annual Report to Shareholders) and "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" (located at pages 12 and 13 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2002, 2001 and 2000.

ITEM 2. PROPERTIES

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates three branch banking offices in Perkins Township (Sandusky, Ohio), three branch banking offices in Norwalk, Ohio, branch banking offices in the Ohio communities of Berlin Heights and Huron, and a loan production office in Port Clinton, Ohio. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Willard, Chatfield, Tiro, Richwood and Green Camp. Castalia owns its main office located at 208 South Washington Street, Castalia, Ohio. SCC owns its processing center located at 1845 Superior Street, Sandusky, Ohio. Reynolds leases offices in downtown Sandusky, Ohio. Mr. Money leases two properties, one in downtown Sandusky and the other in downtown Norwalk, Ohio.

FCBC has three wholly-owned subsidiary banks, a wholly-owned item processing company subsidiary, a wholly owned finance company, a wholly-owned real estate appraisal company subsidiary, a wholly owned title insurance agency, a wholly owned insurance agency and a wholly owned statutory trust.

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this section is incorporated by reference to the information appearing under the caption "Common Stock and Stockholder Matters" located on page 3 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATION - AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 AND FOR THE YEARS ENDING DECEMBER 31, 2002, 2001 AND 2000

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 5 through 16 of First Citizens Banc Corp's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 16 through 18 of First Citizens Banc Corp's 2002 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

First Citizens Banc Corp's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp's 2002 Annual Report to Shareholders (Exhibit 13, pages 19 through 49). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 21 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 49.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                        Consolidated Statements of Income
                   For the three years ended December 31, 2002

           Consolidated Statements of Changes in Shareholders' Equity
                   For the three years ended December 31, 2002

                      Consolidated Statements of Cash Flows
                   For the three years ended December 31, 2002

                   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.


PART III

Information relating to the following items are included in First Citizens Banc Corp's Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 15, 2003, ("2002 Proxy Statement") dated March 14, 2003, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. CONTROLS AND PROCEDURES DISCLOSURES

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



PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      (13)    First Citizens Banc Corp 2002 Annual Report to Shareholders.

      (22) Proxy Statement, dated March 14, 2003 and filed on March 17, 2003, is incorporated by reference.

      (23)    Consent of Independent Accountants

      (99) Safe Harbor under private Securities Litigation Reform Act of 1995 is incorporated by reference to Exhibit 99 of First Citizens
              Banc Corp's Annual Report for the year ended December 31,
              1999, filed on March 24, 2000.

      (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K. There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

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

By     /s/ Todd A. Michel
  -----------------------------------------------------------------------------
       Todd A. Michel, Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:


/s/ Robert L. Ransom                                                   /s/ David A. Voight
------------------------------------------                             ---------------------------------------
Robert L. Ransom                                                       David A. Voight
Director                                                               President and CEO, Director


/s/ John L. Bacon                                                      /s/ Dean S. Lucal
------------------------------------------                             ---------------------------------------
John L. Bacon                                                          Dean S. Lucal
Director                                                               Director


/s/ Robert L. Bordner                                                  /s/ W. Patrick Murray
------------------------------------------                             ---------------------------------------
Robert L. Bordner                                                      W. Patrick Murray
Director                                                               Director


/s/ Mary Lee G. Close                                                  /s/ George L. Mylander
------------------------------------------                             ---------------------------------------
Mary Lee G. Close                                                      George L. Mylander
Director                                                               Director


/s/ Blythe A. Friedley                                                 /s/ Paul H. Pheiffer
------------------------------------------                             ---------------------------------------
Blythe A. Friedley                                                     Paul H. Pheiffer
Director                                                               Director


/s/ Richard B. Fuller                                                  /s/ Leslie D. Stoneham
------------------------------------------                             ---------------------------------------
Richard B. Fuller                                                      Leslie D. Stoneham
Director                                                               Director


/s/ H. Lowell Hoffman, M.D.                                            /s/Daniel J. White
------------------------------------------                             ---------------------------------------
H. Lowell Hoffman, M.D.                                                Daniel J. White
Director                                                               Director


                  Certification of Principal Executive Officer

                  CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K

I, David A. Voight, certify that:

      1) I have reviewed this annual report on Form 10-K of First Citizens Banc Corp;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Signature and Title:   /s/ David A. Voight, Chief Executive Officer    Date:  March 31, 2003
                      -----------------------------------------------      -----------------

                  Certification of Principal Financial Officer

                  CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K

I, Todd A. Michel, certify that:

      1) I have reviewed this annual report on Form 10-K of First Citizens Banc Corp;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Signature and Title:   /s/ Todd A. Michel, Chief Financial  Officer    Date:  March 31, 2003
                      -----------------------------------------------      -----------------

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-K

 Exhibit Number                              Description
 --------------                              -----------
     13          First Citizens Banc Corp 2002 Annual Report to Shareholders

     23          Consent of Independent Accountants

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.