Form 10-Q
period 2003-03-31
FIRST CITIZENS BANC CORP /OH
filed 2003-05-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:..................................March 31, 2003

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to........................

Commission File Number:.................................................0-25980

                            First Citizens Banc Corp
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                       34-1558688
                    ----                                       ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                           Identification Number)

               100 East Water Street, Sandusky, Ohio        44870
               ----------------------------------------------------
               (Address of principle executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (419) 625-4121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock, no par value
                           Outstanding at May 15, 2003
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index

PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             March 31, 2003 and December 31, 2002..............................................................3

         Consolidated Statements of Income (unaudited)
             Three months ended March 31, 2003 and 2002........................................................4

         Consolidated Statements of Comprehensive Income (unaudited)
             Three months ended March 31, 2003 and 2002........................................................5

         Condensed Consolidated Statements of Shareholders' Equity (unaudited)
             Three months ended March 31, 2003 and March 31, 2002..............................................6

         Condensed Consolidated Statements of Cash Flows (unaudited)
             Three months ended March 31, 2003 and 2002........................................................7

         Notes to Consolidated Financial Statements (unaudited).............................................8-16

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................17-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................21-23

ITEM 4.  Controls and Procedures..............................................................................23

PART II.  Other Information

ITEM 1.  Legal Proceedings....................................................................................24

ITEM 2.  Changes in Securities and Use of Proceeds............................................................24

ITEM 3.  Defaults Upon Senior Securities......................................................................24

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................24

ITEM 5.  Other Information....................................................................................24

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................24

SIGNATURES ...................................................................................................25

Certifications ............................................................................................26-30


                          FIRST CITIZENS BANC CORP
                  Consolidated Balance Sheets (Unaudited)
                     (In thousands, except share data)

                                                            March 31,   December 31,
ASSETS                                                         2003         2002
                                                            ---------    ---------
Cash and due from financial institutions                    $  22,922    $  23,797
Federal funds sold                                             19,750       12,700
Securities available for sale                                 144,224      155,168
Securities held to maturity (Fair value of $42 in
     2003 and $44 in 2002)                                         40           42
Loans held for sale                                             1,157        1,390
Loans, net                                                    421,129      415,682
FHLB, FRB and GLBB stock                                        7,006        6,752
Premises and equipment, net                                     8,343        8,219
Goodwill                                                       15,052       15,052
Core deposit and other intangibles                              2,892        3,000
Other assets                                                    9,235        9,832
                                                            ---------    ---------
         Total assets                                       $ 651,750    $ 651,634
                                                            =========    =========

LIABILITIES
Deposits
     Noninterest-bearing                                    $  69,788    $  70,527
     Interest-bearing                                         466,851      469,372
                                                            ---------    ---------
         Total deposits                                       536,639      539,899
Federal Home Loan Bank advances                                    32          183
Securities sold under agreements to repurchase                 13,050       13,509
U. S. Treasury interest-bearing demand note payable             1,190        5,000
Notes payable                                                  13,000       13,000
Trust preferred securities                                     12,500        5,000
Accrued expenses and other liabilities                          3,605        3,354
                                                            ---------    ---------
     Total liabilities                                        580,016      579,945

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
     5,326,441 shares issued                                   47,370       47,370
Retained earnings                                              30,130       29,588
Treasury stock, 293,238 shares at cost                         (7,241)      (7,241)
Accumulated other comprehensive income                          1,475        1,972
                                                            ---------    ---------
     Total shareholders' equity                                71,734       71,689
                                                            ---------    ---------
         Total liabilities and shareholders' equity         $ 651,750    $ 651,634
                                                            =========    =========






See notes to interim consolidated financial statements                  Page  3

                 FIRST CITIZENS BANC CORP
      Consolidated Statements of Income (Unaudited)
          (In thousands, except per share data)

                                                                            Three months ended
                                                                                 March 31,
                                                                    ---------------------------------
                                                                        2003                   2002
                                                                    ----------              ---------
Interest and dividend income
     Loans, including fees                                          $    7,041              $   6,257
     Taxable securities                                                  1,121                    996
     Tax-exempt securities                                                 386                    384
     Federal funds sold                                                     45                     67
     Other                                                                   1                      6
                                                                    ----------              ---------
                                                                         8,594                  7,710
Interest expense
     Deposits                                                            2,129                  2,592
     Federal Home Loan Bank advances                                         2                     11
     Trust preferred securities                                             62                      -
     Other                                                                 141                    171
                                                                    ----------              ---------
                                                                         2,334                  2,774
                                                                    ----------              ---------
Net interest income                                                      6,260                  4,936

Provision for loan losses                                                  215                    205
                                                                    ----------              ---------
Net interest income after provision for
     loan losses                                                         6,045                  4,731
                                                                    ----------              ---------
Noninterest income
     Computer center item processing fees                                  288                    318
     Service charges                                                       762                    606
     Net gains on sale of securities                                       289                      -
     Net gain on sale of loans                                             154                     43
     Other                                                                 647                    441
                                                                    ----------              ---------
                                                                         2,140                  1,408
Noninterest expense
     Salaries, wages and benefits                                        2,570                  2,000
     Net occupancy expense                                                 322                    218
     Equipment expense                                                     293                    274
     Contracted data processing                                            237                    193
     State franchise tax                                                   212                    123
     Professional services                                                 286                    183
     Amortization of intangible assets                                     108                     31
     Other operating expenses                                            1,539                  1,149
                                                                    ----------              ---------
         Total noninterest expense                                       5,567                  4,171
                                                                    ----------              ---------
Income before income taxes                                               2,618                  1,968
Income tax expense                                                         768                    549
                                                                    ----------              ---------
Net income                                                          $    1,850              $   1,419
                                                                    ==========              =========
Earnings per common share, basic and diluted                        $     0.37              $    0.35
                                                                    ==========              =========
Weighted average basic common shares                                 5,033,203              4,077,730
                                                                    ==========              =========
Weighted average diluted common shares                               5,041,068              4,077,730
                                                                    ==========              =========

See notes to interim consolidated financial statements                  Page  4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)

                                           Three months ended
                                               March 31,
                                             2003       2002
                                           -------    -------
Net income                                 $ 1,850    $ 1,419

Unrealized holding gains and (losses) on
available for sale securities                 (464)      (473)
Reclassification adjustment for (gains)
and losses later recogized in income          (289)      --
                                           -------    -------
Net unrealized gains and (losses)             (753)      (473)
Tax effect                                     256        161
                                           -------    -------
Total other comprehensive income (loss)       (497)      (312)
                                           -------    -------
Comprehensive income                       $ 1,353    $ 1,107
                                           =======    =======

See notes to interim consolidated financial statements                  Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)

                                                                                                     Accumulated
                                                 Common Stock                                           Other          Total
                                          Outstanding                      Retained       Treasury   Comprehensive   Shareholders'
                                            Shares          Amount         Earnings        Stock     Income/(Loss)     Equity
                                          ---------        --------        ---------      --------   -------------    --------
Balance, January 1, 2002                   4,082,619        $23,258        $  28,844      $ (4,919)     $ 1,544       $ 48,727

Net income                                                                     1,419                                     1,419

Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                  (312)          (312)

Purchase of treasury stock, at cost          (5,000)                                          (112)                       (112)

Cash dividends ($.19 per share)                                                 (775)                                     (775)
                                          ---------        --------        ---------      --------      -------       --------
Balance, March 31, 2002                   4,077,619        $ 23,258        $  29,488      $ (5,031)     $ 1,232       $ 48,947
                                          =========        ========        =========      ========      =======       ========


Balance, January 1, 2003                   5,033,203       $ 47,370        $  29,588      $ (7,241)     $ 1,972       $ 71,689

Net income                                                                     1,850                                     1,850

Change in unrealized gain/(loss) on
     securities available for sale, net
     of reclassifications and tax effects                                                                  (497)          (497)

Cash dividends ($.26 per share)                                               (1,308)                                   (1,308)
                                          ---------        --------        ---------      --------      -------       --------
Balance, March 31, 2003                   5,033,203        $ 47,370        $  30,130      $ (7,241)     $ 1,475       $ 71,734
                                          =========        ========        =========      ========      =======       ========


See notes to interim consolidated financial statements                   Page 6

                             FIRST CITIZENS BANC CORP
            Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In thousands)


                                                                             --------------------
                                                                               2003        2002
                                                                             --------    --------
Net cash from operating activities                                           $  4,177    $  3,074

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                           2          13
     Maturities and calls of securities, available-for-sale                    20,023      11,781
     Purchases of securities, available-for-sale                              (17,193)    (11,462)
     Proceeds from sale of securities, available-for-sale                       7,124           4
     Purchases of FRB Stock                                                      (195)       --
     Loans made to customers, net of principal collected                       (5,674)      1,903
     Change in federal funds sold                                              (7,050)     (8,375)
     Net purchases of office premises and equipment                              (366)       (103)
                                                                             --------    --------
            Net cash from investing activities                                 (3,329)     (6,239)

Cash flows from financing activities
     Repayment of FHLB borrowings                                                (151)       (153)
     Net change in deposits                                                    (3,260)     (8,240)
     Change in securities sold under agreements to repurchase                    (459)       (363)
     Change in U. S. Treasury interest-bearing demand note payable             (3,810)      1,411
     Purchases of treasury stock                                                 --          (113)
     Net proceeds from obligated mandatorily redeemable capital securities      7,265       4,849
     Cash dividends paid                                                       (1,308)       (775)
                                                                             --------    --------
            Net cash from financing activities                                 (1,723)     (3,384)
                                                                             --------    --------
Net change in cash and due from banks                                            (875)     (6,549)
Cash and due from banks at beginning of period                                 23,797      19,227
                                                                             --------    --------
Cash and due from banks at end of period                                     $ 22,922    $ 12,678
                                                                             ========    ========




See notes to interim consolidated financial statements                   Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries:
         The Citizens Banking Company (Citizens), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), First Citizens Statutory Trust I (Trust I), and First Citizens Statutory Trust II (Trust II) together referred to as the Corporation. Citizens and Farmers are collectively referred to as the Banks. As of January 2, 2003, another wholly owned subsidiary, The Castalia Banking Company, was merged into Citizens. All significant inter-company balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 2003 and its results of operations and changes in cash flows for the periods ended March 31, 2003 and 2002 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2002 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2003, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 2.7% of the Corporation's total revenues through March 31, 2003. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.1% of total Corporation revenues. In September 2000 the Corporation formed two new affiliates; First Citizens Title Insurance Agency Inc. and First Citizens Insurance Agency Inc. First Citizens Title Insurance Agency Inc. has been formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc was formed to allow the Corporation to participate in commission revenue generated through its

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended March 31, 2003. First Citizens Statutory Trust I, formed in 2002, and First Citizens Statutory Trust II, formed in March 2003, are special purpose entities for the purpose of issuing floating rate obligated mandatorily redeemable capital securities as part of a pooled transaction. Trust I was a $5,000, 5.59% issuance while Trust II was a $7,500, 4.41% issuance. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

         On December 31, 2002, SFAS No. 148, "Accounting for Stock-Based Compensation" was issued and amended SFAS No. 123. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 148. No stock options were granted prior to July 2, 2002.

                                                           2003
                                                           ----

         Net income as reported                         $   1,850
         Deduct:  Stock-based compensation expense
             determined under fair value based method           8
                                                        ---------
         Pro forma net income                               1,842
                                                        =========
         Basic earnings per share as reported           $    0.37
         Pro forma basic earnings per share                  0.37

         Diluted earnings per share as reported         $    0.37
         Pro forma diluted earnings per share                0.37

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


(2) Securities

         Securities at March 31, 2003 and December 31, 2002 were as follows:

                                                                   March 31, 2003
                                                                        Gross       Gross
                                                                      Unrealized  Unrealized
                  AVAILABLE FOR SALE                        Fair Value   Gains      Losses
                                                            --------   --------    --------
         U.S. Treasury securities and obligations of
              U.S. Government corporations and agencies     $ 87,038   $  1,153    $    (40)

         Corporate Bonds                                       1,360         33        --

         Obligations of states and political subdivisions     42,493      1,740         (49)

         Other securities, including mortgage-backed
              securities and equity securities                13,333        224         (48)
                                                            --------   --------    --------
                                                            $144,224   $  3,150    $   (137)
                                                            ========   ========    ========

                                                                          March 31, 2003
                                                                       Gross            Gross
                                                    Amortized       Unrecognized      Unrecognized
                HELD TO MATURITY                       Cost            Gains              Loss          Fair Value
                                                  --------------   -------------      ------------      ----------
Mortgage-backed securities                            $ 40             $ 2               $ -               $ 42
                                                      =====            ====              ====              ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                                      December 31, 2002
                                                                           Gross              Gross
                                                                         Unrealized         Unrealized
                    AVAILABLE FOR SALE                  Fair Value         Gains             Losses
                                                         --------         --------          --------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies           $102,780         $  1,822          $   --

Corporate Bonds                                             2,475               45              --

Obligations of states and political subdivisions           41,458            1,688               (36)

Other securities, including mortgage-backed
     securities and equity securities                       8,455              247              --
                                                         --------         --------          --------
                                                         $155,168         $  3,802          $    (36)
                                                         ========         ========          ========

                                            December 31, 2002
                                                                      Gross             Gross
                                                   Amortized       Unrecognized       Unrecognized
                HELD TO MATURITY                      Cost            Gains               Loss          Fair Value
                                                   ---------       ------------       ------------      ----------
Mortgage-backed securities                            $ 42             $ 2                 $ -              $ 44
                                                      =====            ====                ====             ====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------



        The amortized cost and fair value of securities at March 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

         AVAILABLE FOR SALE                             Fair Value
                                                        ----------
         Due in one year or less                         $ 56,030
         Due after one year through five years             66,548
         Due after five years through ten years             6,570
         Due after ten years                                1,743
         Mortgage-backed securities                        12,671
         Equity securities                                    662
                                                         --------
             Total securities available for sale         $144,224
                                                         ========

                                                             Estimated Fair
        HELD TO MATURITY                     Amortized Cost      Value
                                             --------------  --------------
        Mortgage-backed securities              $ 40               $ 42
                                             --------------  --------------

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                Three Months Ended
                                    March 31,
                              ---------------------
                               2003           2002
                              ------         ------
         Proceeds             $7,124         $    4
         Gross gains             289           --
         Gross losses           --             --

         Securities with a carrying value of approximately $100,104 and $102,072 were pledged as of March 31, 2003 and December 31, 2002, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

3) Loans

         Loans at March 31, 2003 and December 31, 2002 were as follows:

                                             3/31/2003         12/31/2002
                                             ---------         ----------

         Commercial and Agriculture          $  48,739          $  46,495
         Commercial real estate                136,492            116,674
         Real Estate - mortgage                193,795            210,931
         Real Estate - construction             14,737             13,179
         Consumer                               28,930             30,278
         Credit card and other                   3,811              3,700
         Leases                                  1,166              1,302
                                             ---------          ---------
              Total loans                      427,670            422,559
         Allowance for loan losses              (5,970)            (6,325)
         Deferred loan fees                       (566)              (546)
         Unearned interest                          (5)                (6)
                                             ---------          ---------
              Net loans                      $ 421,129          $ 415,682
                                             =========          =========

(4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 was as follows:

                                            2003             2002
                                           -------          -------
         Balance January 1,                $ 6,325          $ 4,865
         Loans charged-off                    (637)            (297)
         Recoveries                             67              114
         Provision for loan losses             215              205
                                           -------          -------
         Balance March 31,                 $ 5,970          $ 4,887
                                           =======          =======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Information regarding impaired loans was as follows for the three months ended March 31:

                                                           2003        2002
                                                          ------      ------
Average investment in impaired loans                      $5,085      $3,588

Interest income recognized on impaired loans
     including interest income recognized on cash basis       98          54

Interest income recognized on impaired loans
     on cash basis                                            98          54


Information regarding impaired loans at March 31, 2003 and December 31, 2002 was as follows:

                                                      3/31/2003     12/31/2002
                                                      ---------     ----------

Balance impaired loans                                  $6,171         $5,999

Less portion for which no allowance for loan
     losses is allocated                                  --             --
                                                        ------         ------
Portion of impaired loan balance for which an
     allowance for credit losses is allocated           $6,171         $5,999
                                                        ======         ======
Portion of allowance for loan losses allocated to
     impaired loans                                     $1,002         $1,033
                                                        ======         ======


Nonperforming loans were as follows:

                                                    3/31/03          12/31/02
                                                 --------------    -----------

Loans past due over 90 days still on accrual       $ 3,492          $ 2,414
Nonaccrual                                         $ 3,012          $ 3,468


Nonperforming loans include both smaller balance homogeneous loans, such as residential mortgages and consumer loans, that are collectively evaluated for impairment and individual classified impaired loans.

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

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2003 and December 31, 2002:

                                                               Contract Amount
                                                               ---------------
                                                        March 31, 2003   December 31, 2002
                                                        --------------   -----------------
         Commitment to extend credit:
               Lines of credit and construction loans         $57,283         $56,467
               Credit cards                                     6,159           6,127
               Overdraft protection                             6,712           5,258
               Letters of credit                                3,151             547
                                                              -------         -------
                                                              $73,305         $68,399
                                                              =======         =======


         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $7,529 at March 31, 2003 and had interest rates ranging from 4.25% to 10.50% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $8,078 at December 31, 2002 with interest rates ranging from 3.25% to 10.50% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2003 and December 31, 2002 approximated $6,719 and $6,843.

(6) Trust Preferred Securities

         In March 2002 and March 2003, FCBC issued $5,000 of 5.59%, and $7,500 of 4.41% floating rate trust preferred securities through special purpose subsidiaries, each as part of a pooled transaction. The Corporation's trust preferred securities may be redeemed by the Corporation, in whole but not in part, prior to March 26, 2007 for Trust I and March 26, 2008 for Trust II, subject to the occurrence and continuation of a special event, at a redemption price of 107.50%

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         of the face value of the capital securities. On or after March 26, 2007 and March 26, 2008, the trust preferred securities may be redeemed at face value. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes. Debt issuance costs of $151 and $235 are being amortized over the term of the securities.

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2003 compared to December 31, 2002 and the consolidated results of operations for the three-month period ending March 31, 2003 compared to the same period in 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

         Total assets of the Corporation at March 31, 2003 totaled $651,750 compared to $651,634 at December 31, 2002, which was an increase of $116. Within the structure of the assets, net loans have increased $5,447, or 1.3 percent since December 31, 2002. The commercial real estate portfolio increased by $19,818 and the commercial and agriculture portfolio increased $2,244, while residential real estate and consumer loans decreased by $17,136 and $1,348 respectively. This is reflective of a shift in focus by the Corporation toward commercial loans and away from residential real estate and consumer loans. In the current low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. This shift in focus has also helped improve the yield the Corporation earned on its loan portfolio, as well as reducing the interest rate risk on the loan portfolio. Mr. Money was formed to service the needs

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $13,199 at March 31, 2003 compared to $13,728 at December 31, 2002. Loans held-for-sale decreased $233, or 16.8 percent from December 31, 2002. At March 31, 2003, the net loan to deposit ratio was 78.5 percent compared to 77.0 percent at December 31, 2002.

         At March 31, 2003, available for sale securities totaled $144,224 compared to $155,168 at December 31, 2002, a decrease of $10,944. The decrease in securities was due to paydowns, calls, maturities and sales of its portfolio. Funds not used to replace these securities were used to fund other assets, such as loans and fed funds. Bank stocks increased $254 from December 31, 2002, due to a purchase of $195 in FRB stock and $59 in FHLB dividends.

         For the three months of operations in 2003, $215 was placed into the allowance for loan losses from earnings compared to $205 for the same period of 2002. The slight increase of the provision is related to the increase of the loan portfolio, in addition to the overall analysis of loss reserves. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies, economic trends, and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Charge-offs for the first three months of 2003 were $637 compared to $297 for the same period of 2002. As part of an ongoing review of the above factors, the allowance for loan losses was adjusted from year end to reflect conditions in the first quarter of 2003. The March 31, 2003 allowance for loan losses as a percent of total loans was 1.40 percent compared to 1.50 percent at December 31, 2002.

         Office premises and equipment have increased $124 and intangible assets have decreased $108 since December 31, 2002. The increase in office premises and equipment is attributed to new purchases of $366 and depreciation of $242. Intangible assets decreased due to amortization of the core deposit premium.

         Total deposits at March 31, 2003 decreased $3,260 from year-end 2002. Noninterest-bearing deposits, decreased $739 from year-end 2002. Interest-bearing deposits, including savings and time deposits, decreased $2,521 from year-end 2002. The year to date average balance of total deposits increased $128,417 compared to the average balance of the same period 2002. This increase was primarily due to the merger of ICBC in April 2002. ICBC's deposit balances totaled $111,968 at March 31, 2002. The year to date 2003 average balance of savings deposits has increased $31,599 compared to the average balance of the same period for 2002. The current average rate of these deposits is 0.57 percent compared to 1.74 percent in 2002. The year to date 2003 average balance of time certificates has increased $23,162 compared to the average balance for the same period for 2002. Additionally, the year to date 2003 average balances compared to the same period in 2002 of Demand Deposits increased $24,189, while N.O.W. accounts increased $6,511, and Money Market Savings increased $42,956.

         Total borrowed funds have increased $3,080 from December 31, 2002 to March 31, 2003. The Corporation has notes outstanding with other financial institutions totaling $13,000 at March 31,

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


         2003 and December 31, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation increased its Obligated Mandatorily Redeemable Capital Securities by $7,500. This security, as well as the security of $5,000 in 2002, is a 30-year issuance. These issuances were used to pay down a note used for funding Mr. Money loans and stock repurchases. Additionally, a pool of low cost funds was created at First Citizens which may be used for funding Mr. Money loan growth, continued stock repurchases, as well as any other opportunities which may present themselves in the future. Federal Home Loan Bank borrowings have decreased $151 as a result of scheduled pay downs. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $459 and U.S. Treasury Tax Demand Notes have decreased $3,810.

         Shareholders' equity at March 31, 2003 was $71,734, or 11.0 percent of total assets, compared to $71,689 at December 31, 2002, or 11.0 percent of total assets. The increase in shareholders' equity resulted from earnings of $1,850, less dividends paid of $1,308 and the decrease in the market value of securities available for sale, net of tax, of $497. The Corporation paid a cash dividend on February 1, 2003 at a rate of $.26 per share. Total outstanding shares at March 31, 2003 were 5,033,203.

Results of Operations

         Three Months Ended March 31, 2003 and 2002

         Net income for the three months ended March 31, 2003 was $1,850, or $.37 basic and diluted earnings per common share compared to $1,419 or $.35 basic and diluted earnings per common share for the same period in 2002. This was an increase of $431, or 30.4 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first three months of 2003 increased by $884, or 11.5 percent compared to the same period in 2002. The average rate on earning assets on a tax equivalent basis for the first three months of 2003 was 5.68 percent and 6.55 percent for the first three months of 2002. The decrease in yield is due to the rate environment in which the Corporation has operated in 2003. However, the increase in average earning assets more than offset the decline in yield. Total interest expense for the first three months of 2003 has decreased by $440, or 15.9 percent compared to the same period of 2002. This decrease is mainly attributed to a decrease in interest on deposits of $463, a decrease in interest on other borrowings of $30, partially offset by an increase of $62 on Trust preferred securities. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings is down due to balances borrowed being lower in 2003. The Corporations two Trust preferred issuances account for the $62 increase in Trust preferred expense. The average rate on interest-bearing liabilities for the first three months of 2003 was 1.74 percent compared to 2.88 percent for the same period of 2002. The net interest margin on a tax equivalent basis was 4.34 percent for the three-month period ended March 31, 2003 and
         4.18 percent for the same period ended March 31, 2002.

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         Noninterest income for the first three months of 2003 totaled $2,140, compared to $1,408 for the same period of 2002, an increase of $732. Service charges on deposit accounts increased $156 in 2003 compared to the same period in 2002. Check Protect generated an additional $108 in service charge income in the first quarter 2003 compared to the same period in 2002. Revenue from computer operations decreased $30 and other operating income increased $206. Within other operating income, Citizens increased its commission from the origination of wholesale mortgages in 2003 $148 compared to the first three months in 2002. Additionally, Citizens, through the merger with ICBC, increased Trust income $66 in 2003 compared to the 2002. Gain on the sale of loans increased $111 as loan customers continued to refinance into fixed rate mortgages, which the Corporation typically sells on the secondary market. Gains on sale of securities increased $289 due to sales at Citizens in March. In the current low interest rate environment, Citizens was able to sell certain securities at a gain and reinvest the proceeds back into the investment portfolio without a significant change in the book yield or weighted average maturity of the portfolio.

         Noninterest expense for the three months ended March 31, 2003 totaled $5,567 compared to $4,171 for the same period in 2002. This was an increase of $1,396, or 33.5 percent. Salaries and benefits increased $570, or 28.5 percent compared to the first three months of 2002. This increase is attributed to the addition of new Citizens branches created by the merger, as well as Farmers and Mr. Money expanding their offices to new areas. Equipment expense increased $19 as a result of increased depreciation and maintenance expense. Computer processing expense increased by $44 compared to last year. State franchise taxes increased $89 compared to the first three months in 2002. This increase was due to the addition of ICBC, the addition of Title Agency and Insurance Agency, and two refunds received by FCBC in 2002. Net occupancy expense increased $104 compared to the first three months of 2002, due to the same factors that lead to an increase in salary expense. Other operating expenses increased $390 primarily due to the addition of ICBC and the expenses associated with operating additional branches.

         Income tax expense for the first three months of 2003 totaled $768 compared to $549 for the first three months of 2002. This was an increase of $219, or 39.9 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $650. The effective tax rates were comparable for the three-month periods ended March 31, 2003 and March 31, 2002, at 29.3% and 27.9%, respectively.

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Capital Resources

         Shareholders' equity totaled $71,734, at March 31, 2003 compared to $71,689 at December 31, 2002. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                                              To Be Well
                                                                                              Capitalized
                                                                                             Under Prompt
                                                                         For Capital          Corrective
                                         Corporation Ratios                Adequacy             Action
                                      3/31/03         12/31/2002           Purposes           Provisions
                                  ----------------  ----------------  -------------------  ------------------
Tier I Risk Based Capital              12.3%             12.5%               4.0%                 6.0%
Total Risk Based Capital               16.4%             14.9%               8.0%                10.0%
Leverage Ratio                          8.7%              8.0%               4.0%                 5.0%


         In March 2002 and March 2003, FCBC issued $5,000 of 5.59% and $7,500 of 4.41% floating rate trust preferred securities through special purpose subsidiaries, each as part of a pooled transaction. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes.

         The Corporation paid a cash dividend of $.26 per common share on February 1, 2003 compared to $.19 per common share on February 1, 2002.

Liquidity

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $48,761 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $77,341 at March 31, 2003. Liquidity is also evidenced by all but $40 of its security portfolio being classified as available for sale.

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

         There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 57.7 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of March 31, 2003 and December 31, 2002, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of March 31, 2003 or December 31, 2002.

                            First Citizens Banc Corp
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                               Net Portfolio Value

                                 March 31, 2003                                  December 31, 2002
                  --------------------------------------------     --------------------------------------------
   Change in         Dollar          Dollar        Percent            Dollar      Dollar         Percent
     Rates           Amount          Change         Change            Amount      Change          Change
----------------  --------------------------------------------     --------------------------------------------
    +400 bp          51,039        (22,731)          -31%            55,141       (20,038)        -27%
    +300 bp          56,406        (17,364)          -24%            60,093       (15,086)        -20%
    +200bp           62,122        (11,648)          -16%            64,806       (10,373)        -14%
    +100bp           69,385         (4,385)           -6%            70,702        (4,477)         -6%
     Base            73,770              -             -             75,179             -           -
    -100bp           78,396          4,626             6%            79,921         4,742           6%


         The relatively minor change in net portfolio value from December 31, 2002 to March 31, 2003, is primarily a result of two factors. First, long-term interest rates have decreased only slightly during 2003. The Corporation has seen an increase in the base level of net portfolio value due to a slight increase in the fair value of loans and investments, as well as a decrease in the fair value of certificates of deposits.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. (A) EXHIBIT NO. 99 - Safe Harbor under the Private Securities Litigation Reform Act of 1995.
         (B) EXHIBIT NO. 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (C) EXHIBIT NO. 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (D) REPORTS ON FORM 8-K - None - Filed on February 12, 2003, announcing 2002 earnings of $1.48 per share compared to $1.30 earnings per share for 2001 and $1.39 earnings per share for 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ David A. Voight                                            May 15, 2003
------------------------------------                           ------------
David A. Voight                                                Date
President


/s/ James O. Miller                                            May 15, 2003
------------------------------------                           ------------
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

Signature and Title:   /s/ David A. Voight, President, Chief Executive Officer
                       -------------------------------------------------------
                                                         Date: May 15, 2003
                                                               ------------

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

Signature and Title:   /s/ Todd A. Michel, Senior Vice President, Controller
                      ------------------------------------------------------

                                                              Date: May 15, 2003
                                                                    ------------

                            First Citizens Banc Corp
                                Index to Exhibits
                                    Form 10-Q
--------------------------------------------------------------------------------


 Exhibit Number                   Description                                              Page Number
 --------------                   -----------                                              -----------

     99           Safe Harbor Under the Private Securities Litigation     Incorporated by reference to Exhibit 99 to Annual
                  Reform Act of 1995                                      Report for the Year Ended December 31, 1999 filed by
                                                                          the registrant on March 24, 2000.

    99.1         Certification pursuant to 18 U.S.C. Section 1350, as     33
                 adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

    99.2         Certification pursuant to 18 U.S.C. Section 1350, as     34
                 adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.