Form 10-Q
period 2003-06-30
FIRST CITIZENS BANC CORP /OH
filed 2003-08-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended:...................................June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                           Common Stock, no par value
                         Outstanding at August 12, 2003
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             June 30, 2003 and December 31, 2002..........................................................3
         Consolidated Statements of Income (unaudited)
             Three and six months ended June 30, 2003 and 2002............................................4
         Consolidated Statements of Comprehensive Income (unaudited)
             Three and six months ended June 30, 2003 and 2002............................................5
         Condensed Consolidated Statement of Shareholders' Equity (unaudited)
             Six months ended June 30, 2003 and 2002......................................................6
         Condensed Consolidated Statement of Cash Flows (unaudited)
             Six months ended June 30, 2003 and 2002......................................................7
         Notes to Interim Consolidated Financial Statements (unaudited)................................8-17

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................18-24

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...................................24-25

ITEM 4.  Controls and Procedures......................................................................25-26

PART II. Other Information

ITEM 1.  Legal Proceedings...............................................................................27

ITEM 2.  Changes in Securities and Use of Proceeds.......................................................27

ITEM 3.  Defaults upon Senior Securities.................................................................27

ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................27-28

ITEM 5.  Other Information...............................................................................28

ITEM 6.  Exhibits and Reports on Form 8-K................................................................28

Signatures  .............................................................................................29

                            FIRST CITIZENS BANC CORP
                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)


                                                                  June 30,        December 31,
                                                                    2003              2002
                                                                 ---------         ---------
ASSETS
Cash and due from financial institutions                         $  26,917         $  23,797
Federal funds sold                                                       -            12,700
Securities available for sale                                      137,930           155,168
Securities held to maturity (Fair value of $31 in
     2003 and $44 in 2002)                                              30                42
Loans held for sale                                                  3,064             1,390
Loans, net                                                         436,829           415,682
FHLB, FRB and GLBB stock                                             7,062             6,752
Premises and equipment, net                                          8,584             8,219
Goodwill                                                            15,052            15,052
Core deposit and other intangibles                                   2,764             3,000
Other assets                                                         7,882             9,832
                                                                 ---------         ---------

         Total assets                                            $ 646,114         $ 651,634
                                                                 =========         =========

LIABILITIES
Deposits
     Noninterest-bearing                                         $  71,205         $  70,527
     Interest-bearing                                              452,472           469,372
                                                                 ---------         ---------
         Total deposits                                            523,677           539,899
Federal Home Loan Bank advances                                          -               183
Securities sold under agreements to repurchase                      12,935            13,509
U. S. Treasury interest-bearing demand note payable                  3,183             5,000
Federal funds purchased                                              8,530                 -
Notes payable                                                       10,000            13,000
Trust preferred securities                                          12,500             5,000
Accrued expenses and other liabilities                               2,800             3,354
                                                                 ---------         ---------
     Total liabilities                                             573,625           579,945

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
     5,326,441 shares issued                                        47,370            47,370
Retained earnings                                                   30,524            29,588
Treasury stock, 293,238 shares at cost                              (7,241)           (7,241)
Accumulated other comprehensive income                               1,836             1,972
                                                                 ---------         ---------
     Total shareholders' equity                                     72,489            71,689
                                                                 ---------         ---------

         Total liabilities and shareholders' equity              $ 646,114         $ 651,634
                                                                 =========         =========


See notes to interim consolidated financial statements                  Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                   ----------------------------        ----------------------------

                                                      2003              2002              2003              2002
Interest and dividend income
     Loans, including fees                         $    7,092        $    7,940        $   14,133        $   14,197
     Taxable securities                                   972             1,024             2,093             2,020
     Tax-exempt securities                                392               404               778               788
     Federal funds sold                                    33               134                78               201
     Other                                                  1                 4                 2                10
                                                   ----------        ----------        ----------        ----------
         Total interest income                          8,490             9,506            17,084            17,216

Interest expense
     Deposits                                           1,912             2,977             4,041             5,569
     Federal Home Loan Bank Advances                        -                 8                 2                19
     Trust preferred securities                           152                71               214                71
     Other                                                122               178               263               349
                                                   ----------        ----------        ----------        ----------
         Total interest expense                         2,186             3,234             4,520             6,008
                                                   ----------        ----------        ----------        ----------
Net interest income                                     6,304             6,272            12,564            11,208

Provision for loan losses                                 255               181               470               386
                                                   ----------        ----------        ----------        ----------

Net interest income after provision for
     loan losses                                        6,049             6,091            12,094            10,822

Noninterest income
     Computer center data processing fees                 307               288               595               606
     Service charges                                      776               718             1,538             1,324
     Net gain on sale/calls of securities                   2                 2               291                 2
     Net gain on sale of loans                            196                56               350                99
     Other                                                696               635             1,343             1,076
                                                   ----------        ----------        ----------        ----------
         Total noninterest income                       1,977             1,699             4,117             3,107

Noninterest expense
     Salaries, wages and benefits                       2,661             2,428             5,231             4,428
     Net occupancy expense                                305               288               627               506
     Equipment expense                                    318               329               611               603
     Contracted data processing                           231               221               468               414
     State franchise tax                                  198               193               410               316
     Professional services                                197               196               483               379
     Amortization of intangible assets                    128                98               236               129
     Other operating expenses                           1,597             1,450             3,136             2,599
                                                   ----------        ----------        ----------        ----------
         Total noninterest expense                      5,635             5,203            11,202             9,374
                                                   ----------        ----------        ----------        ----------
         Income before taxes                            2,391             2,587             5,009             4,555

Income tax expense                                        688               686             1,456             1,235
                                                   ----------        ----------        ----------        ----------

         Net Income                                $    1,703        $    1,901        $    3,553        $    3,320
                                                   ==========        ==========        ==========        ==========

     Earnings per share, basic                     $     0.34        $     0.37        $     0.71        $     0.72

     Weighted average basic common shares           5,033,203         5,089,293         5,033,203         4,586,306

     Earnings per share, diluted                   $     0.34        $     0.37        $     0.70        $     0.72

     Weighted average diluted common shares         5,043,624         5,089,293         5,042,427         4,586,306


See notes to interim consolidated financial statements                  Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)

                                                   Three months ended               Six months ended
                                                       June 30,                         June 30,
                                                 2003            2002            2003            2002
                                                 ----            ----            ----            ----
Net income                                      $ 1,703         $ 1,901         $ 3,553         $ 3,320

Unrealized holding gains and (losses)
   on available for sale securities                 548           1,150              84             677
Reclassification adjustment for (gains)
   and losses later recognized in income             (2)             (2)           (291)             (2)
                                                -------         -------         -------         -------
Net unrealized gains and (losses)                   546           1,148            (207)            675
Tax effect                                         (185)           (391)             71            (230)
                                                -------         -------         -------         -------
Total other comprehensive income (loss)             361             757            (136)            445
                                                -------         -------         -------         -------
Comprehensive income                            $ 2,064         $ 2,658         $ 3,417         $ 3,765
                                                =======         =======         =======         =======

See notes to interim consolidated financial statements                  Page 5

                            FIRST CITIZENS BANC CORP
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                        (In thousands, except share data)

                                                                                                       Accumulated
                                                    Common Stock                                           Other         Total
                                             Outstanding                   Retained       Treasury     Comprehensive   Shareholders'
                                               Shares         Amount       Earnings         Stock      Income/(Loss)     Equity
                                             ----------     ----------    ----------     ----------     ----------     ----------

Balance, January 1, 2002                      4,082,619     $   23,258    $   28,844     $   (4,919)    $    1,544     $   48,727

Net income                                            -              -         3,320              -              -          3,320

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects             -              -             -              -            445            445

Issuance of common shares for merger,
     net of issuance costs                    1,063,040         24,112             -              -              -         24,112

Purchase of treasury stock, at cost            (112,456)             -             -         (2,322)             -         (2,322)

Cash dividends ($.44 per share)                       -              -        (2,057)             -              -         (2,057)
                                             ----------     ----------    ----------     ----------     ----------     ----------

Balance, June 30, 2002                        5,033,203         47,370        30,107         (7,241)         1,989         72,225
                                             ==========     ==========    ==========     ==========     ==========     ==========



Balance, January 1, 2003                      5,033,203     $   47,370    $   29,588     $   (7,241)    $    1,972     $   71,689

Net income                                            -              -         3,553              -              -          3,553

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects             -              -             -              -           (136)          (136)

Cash dividends ($.52 per share)                       -              -        (2,617)             -              -         (2,617)
                                             ----------     ----------    ----------     ----------     ----------     ----------

Balance, June 30, 2003                        5,033,203         47,370        30,524         (7,241)         1,836         72,489
                                             ==========     ==========    ==========     ==========     ==========     ==========





See notes to interim consolidated financial statements                   Page 6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                  Six months ended June 30,
                                                                                  -------------------------
                                                                                    2003             2002
                                                                                  --------         --------

Net cash from operating activities                                                $  5,216         $  4,637

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                               12               15
     Maturities and calls of securities, available-for-sale                         37,182           32,764
     Purchases of securities, available-for-sale                                   (27,787)         (31,873)
     Proceeds from sale of securities, available-for-sale                            7,124                4
     Purchases of FRB Stock                                                           (195)               -
     Loans made to customers, net of principal collected                           (21,682)           6,324
     Change in federal funds sold                                                   12,700          (24,020)
     Proceeds from sale of property and equipment                                        5                1
     Net purchases of office premises and equipment                                   (837)            (291)
                                                                                  --------         --------
            Net cash from investing activities                                       6,522          (17,076)

Cash flows from financing activities
     Net cash received in acquisition                                                    -            3,083
     Repayment of FHLB borrowings                                                     (183)            (308)
     Net change in deposits                                                        (16,222)          11,195
     Change in securities sold under agreements to repurchase                         (574)          (1,785)
     Change in U. S. Treasury interest-bearing demand note payable                  (1,817)           1,003
     Changes in notes payable                                                       (3,000)               -
     Changes in fed funds purchased                                                  8,530
     Purchases of treasury stock                                                         -           (2,322)
     Net proceeds from obligated mandatorily redeemable capital securities           7,265            4,849
     Cash dividends paid                                                            (2,617)          (2,057)
                                                                                  --------         --------
            Net cash from financing activities                                      (8,618)          13,658
                                                                                  --------         --------

Net change in cash and due from banks                                                3,120            1,219
Cash and due from banks at beginning of period                                      23,797           19,227
                                                                                  --------         --------
Cash and due from banks at end of period                                          $ 26,917         $ 20,446
                                                                                  ========         ========

     Cash paid during the period for:
         Interest                                                                 $  4,836         $  5,870
         Income taxes                                                             $  1,373         $  1,148


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

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 2003 and its results of operations and changes in cash flows for the periods ended June 30, 2003 and 2002 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2002 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2003, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 2.8% of the Corporation's total revenues through June 30, 2003. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for 1.1% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 3.8% of total Corporation revenues. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. Commission revenue was less than 1 percent of

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         total revenue for the period ended June 30, 2003. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended June 30, 2003. First Citizens Statutory Trust I, formed in 2002, and First Citizens Statutory Trust II, formed in March 2003, are special purpose entities for the purpose of issuing floating rate obligated mandatorily redeemable capital securities as part of a pooled transaction. Trust I was a $5,000, 5.59% issuance while Trust II was a $7,500, 4.41% issuance. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         On December 31, 2002, SFAS No. 148, "Accounting for Stock-Based Compensation" was issued and amended SFAS No. 123. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 148. No stock options were granted prior to July 2, 2002. As a result, pro forma expense disclosures for the three and six months ended June 30, 2002 are not applicable.

                                                        Three months ended   Six months ended
                                                           June 30, 2003      June 30, 2003
                                                        ------------------   ----------------

         Net income as reported                              $   1,703          $   3,553
         Deduct:  Stock-based compensation expense
             determined under fair value based method               14                 22
                                                             ---------          ---------
         Pro forma net income                                    1,689              3,531
                                                             =========          =========

         Basic earnings per share as reported                $    0.34          $    0.71
         Pro forma basic earnings per share                       0.34               0.70

         Diluted earnings per share as reported              $    0.34          $    0.70
         Pro forma diluted earnings per share                     0.34               0.70


         The Corporation granted an additional 16,000 options at an exercise price of $35 on April 15, 2003. The following weighted-average assumptions were used to compute the pro forma effects of the April 15, 2003 grant. The options vest three years after the date of grant.

                                                  2003
                                                  ----

         Risk-free interest rate                  3.98%
         Expected option life                   10 years
         Expected stock price volatility         22.62%
         Dividend yield                           2.97%
         Calculated fair value                  $ 8.23


         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition.


(2) Securities

         Securities at June 30, 2003 and December 31, 2002 were as follows:


                                                                               June 30, 2003
                                                                                   Gross             Gross
                                                                                Unrealized         Unrealized
                    AVAILABLE FOR SALE                         Fair Value          Gains             Losses
                                                            ----------------  ---------------   ---------------
         U.S. Treasury securities and obligations of
              U.S. government corporations and agencies          $ 80,900        $  1,270         $    (18)

         Corporate Bonds                                            1,888              23               (2)

         Obligations of states and political subdivisions          43,093           2,033               (7)

         Other securities, including mortgage-backed
              securities and equity securities                     12,049             260                -
                                                                 --------        --------         --------
                                                                 $137,930        $  3,586         $    (27)
                                                                 ========        ========         ========


                                                                          June 30, 2003
                                                                      Gross             Gross
                                                   Amortized       Unrecognized     Unrecognized
                HELD TO MATURITY                     Cost             Gains             Losses      Fair Value
                                                  ----------       -----------        ----------    ----------
Mortgage-backed securities                           $30               $ 1               $ -           $31
                                                     ===               ===               ===           ===

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                                   December 31, 2002
                                                                          Gross            Gross
                                                                       Unrealized       Unrealized
                    AVAILABLE FOR SALE                 Fair Value         Gains           Losses
                                                       ----------      ----------       ----------
U.S. Treasury securities and obligations of
     U.S. government corporations and agencies          $102,780        $  1,822              $ -

Corporate Bonds                                            2,475              45                -

Obligations of states and political subdivisions          41,458           1,688              (36)

Other securities, including mortgage-backed
     securities and equity securities                      8,455             247                -
                                                        --------        --------         --------
                                                        $155,168        $  3,802         $    (36)
                                                        ========        ========         ========

                                                                             December 31, 2002
                                                                            Gross             Gross
                                                         Amortized       Unrecognized     Unrecognized
                HELD TO MATURITY                           Cost             Gains             Losses      Fair Value
                                                        ----------       -----------        ----------    ----------
Mortgage-backed securities                                $ 42              $ 2                 $ -          $ 44
                                                          =====             ====                ====         =====

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         The amortized cost and fair value of securities at June 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


         AVAILABLE FOR SALE                          Amortized Cost    Fair Value
                                                     --------------    ----------
         Due in one year or less                        $ 66,398        $ 67,152
         Due after one year through five years            47,955          49,953
         Due after five years through ten years            6,046           6,549
         Due after ten years                               2,183           2,227
         Mortgage-backed securities                       11,199          11,355
         Equity securities                                   590             694
                                                        --------        --------
             Total securities available for sale        $134,371        $137,930
                                                        ========        ========

                                                                      Estimated Fair
HELD TO MATURITY                                     Amortized Cost       Value
                                                     --------------   --------------
Mortgage-backed securities                                $ 30            $ 31
                                                         =====            =====

         Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             ------------------     --------------------
                                              2003        2002       2003          2002
                                             ------      ------     ------        ------
         Proceeds                              $ -         $ -      $7,124        $    4
         Gross gains                             -           -         289             -
         Gross losses                            -           -           -             -
         Security gains due to calls
            prior to maturity                    2           2           2             2



         Securities with a carrying value of approximately $98,301 and $102,072 were pledged as of June 30, 2003 and December 31, 2002, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(3) Loans

         Loans at June 30, 2003 and December 31, 2002 were as follows:


                                                                6/30/2003        12/31/2002
                                                                ---------        ----------
         Commercial and Agriculture                             $  50,822         $  46,495
         Commercial real estate                                   149,478           116,674
         Real Estate - mortgage                                   194,656           210,931
         Real Estate - construction                                14,352            13,179
         Consumer                                                  28,017            30,278
         Credit card and other                                      3,129             3,700
         Leases                                                     2,775             1,302
                                                                ---------         ---------
              Total loans                                         443,229           422,559
         Allowance for loan losses                                 (5,857)           (6,325)
         Deferred loan fees                                          (538)             (546)
         Unearned interest                                             (5)               (6)
                                                                ---------         ---------
              Net loans                                         $ 436,829         $ 415,682
                                                                =========         =========


(4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses was as follows:

                                      Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                   -----------------------         -----------------------
                                     2003            2002            2003            2002
                                   -------         -------         -------         -------
Balance beginning of period        $ 5,970         $ 4,887         $ 6,325         $ 4,865
Balance from acquisition                 -           1,426               -           1,426
Loans charged-off                     (459)           (215)         (1,096)           (513)
Recoveries                              91              80             158             195
Provision for loan losses              255             181             470             386
                                   -------         -------         -------         -------
Balance June 30,                   $ 5,857         $ 6,359         $ 5,857         $ 6,359
                                   =======         =======         =======         =======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         Information regarding impaired loans was as follows for the three and six months ended June 30.

                                                  Three Months                 Six Months
                                                 Ended June 30,              Ended June 30,
                                              --------------------        --------------------
                                               2003          2002          2003          2002
                                              ------        ------        ------        ------
Average investment in impaired loans          $5,929        $6,150        $5,952        $4,631

Interest income recognized on impaired
     loans including interest income
     recognized on cash basis                     89            97           187           151

Interest income recognized on impaired
     loans on cash basis                          89            97           187           151




Information regarding impaired loans at June 30, 2003 and December 31, 2002 was as follows:

                                                                6/30/03       12/31/02
                                                                -------       --------
Balance impaired loans                                           $5,687        $5,999

Less portion for which no allowance for loan
     losses is allocated                                              -             -
                                                                 ------        ------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated                    $5,687        $5,999
                                                                 ======        ======

Portion of allowance for loan losses allocated to
     the impaired loan balance                                   $  870        $1,033
                                                                 ======        ======


         Nonperforming loans were as follows.

                                                                 6/30/03      12/31/02
                                                                 -------      --------

Loans past due over 90 days still on accrual                     $3,458        $2,414
Nonaccrual                                                       $3,043        $3,468



Nonperforming loans include both smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment and individual classified impaired loans.

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

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2003 and December 31, 2002.

                                                        Contract Amount
                                                        ---------------
                                                   6/30/2003     12/31/2002
                                                   ---------     ----------
         Commitment to extend credit:
               Lines of credit                      $57,703        $53,175
               Construction loans                     4,163          3,292
               Credit cards                           4,952          6,127
               Overdraft protection                   6,602          5,258
               Letters of credit                      3,402            547
                                                    -------        -------
                                                    $76,822        $68,399
                                                    =======        =======

         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $6,936 at June 30, 2003 and had interest rates ranging from 3.75% to 8.00% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $8,078 at December 31, 2002 with interest rates ranging from 3.25% to 10.50% with maturities extended up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2003 and December 31, 2002 approximated $7,990 and $6,843.


(6) Trust Preferred Securities

         FCBC issued $5,000 of 5.59% floating rate trust preferred securities in March 2002, and $7,500 of 4.41% floating rate trust preferred securities in March 2003 through special purpose subsidiaries, each as part of a pooled transaction. As of June 30, 2003, the rate on the Trust I

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         issuance was 4.89% while the rate on the Trust II issuance was 4.41%. The Corporation's trust preferred securities may be redeemed by the Corporation, in whole but not in part, prior to March 26, 2007 for Trust I and March 26, 2008 for Trust II, subject to the occurrence and continuation of a special event, at a redemption price of 107.50% of the face value of the capital securities. On or after March 26, 2007 and March 26, 2008, the trust preferred securities may be redeemed at face value. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes. Debt issuance costs of $151 and $235 are being amortized over the term of the securities.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction
------------

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2003, compared to December 31, 2002 and the consolidated results of operations for the three month and six month periods ending June 30, 2003 compared to the same periods in 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition
-------------------

         Total assets of the Corporation at June 30, 2003 totaled $646,114 compared to $651,634 at December 31, 2002. This was a decrease of $5,520, or 0.8 percent. Within the structure of the assets, net loans have increased $21,147, or 5.1 percent since December 31, 2002. The commercial real estate portfolio increased by $32,804 and the commercial and agriculture portfolio increased $4,327, while residential real estate and consumer loans decreased by $16,275 and $2,261 respectively. This is reflective of a shift in focus by the Corporation toward commercial loans and away from residential real estate and consumer loans. In the current low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. This shift in focus has also helped improve the yield the Corporation earned on its loan portfolio, as well as reducing the interest rate risk on the loan portfolio. Additionally, the Corporation has entered into new markets this year. These markets have allowed the Corporation to continue to grow the commercial loan portfolio. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $13,443 at June 30, 2003 compared to $13,728 at December 31, 2002.
         Loans held-for-sale increased $1,674, or 120.4 percent from December 31, 2002, as customers continued the recent trend of refinancing real estate mortgages. At June 30, 2003, the net loan to deposit ratio was
         83.5 percent compared to 77.0 percent at December 31, 2002.

         For the six months of operations in 2003, $470 was placed into the allowance for loan losses from earnings compared to $386 for the same period of 2002. Impaired loans have decreased slightly since year end. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve. Net charge-offs for the first six months of 2003 were $938, compared to $318 for the same period of 2002. Independent Community Bank Corp. (ICBC), which was acquired in April 2002, already had specific reserves in place for its impaired loans at the time of the merger; therefore, management felt the reserve was adequate with no additional provision for these loans. The June 30, 2003 allowance for loan losses as a percent of total loans was 1.32 percent compared to 1.50 percent at December 31, 2002.

         At June 30, 2003, available for sale securities totaled $137,930 compared to $155,168 at December 31, 2002, a decrease of $17,238. The decrease in securities was due to paydowns, calls, maturities and sales of its portfolio. Funds not used to replace these securities were used to fund other assets, such as loans. Bank stocks increased $310 from December 31, 2002, due to a purchase of $195 in FRB stock and $115 in FHLB stock dividends.

         Office premises and equipment have increased $365 and intangible assets have decreased $236 since December 31, 2002. The increase in office premises and equipment is attributed to new purchases of $837, depreciation of $467, and disposals of $5. Intangible assets decreased due to amortization of the core deposit premium and noncompete agreement.

         Total deposits at June 30, 2003 decreased $16,222 from year-end 2002. Noninterest-bearing deposits, representing demand deposit balances, increased $678 from year-end 2002. Interest-bearing deposits, including savings and time deposits, decreased $16,900 from year-end 2002. The decline in interest-bearing deposits is primarily attributable to a decrease in public fund entity balances. These balances fluctuate throughout the year. The year to date

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         average balance of total deposits increased $70,294 compared to the average balance of the same period 2002. This increase in average balance was primarily due to the merger of ICBC in April 2002. ICBC's deposit balances totaled $111,968 at March 31, 2002. The year to date 2003 average balance of savings deposits has increased $15,136 compared to the average balance of the same period for 2002. The current average rate of these deposits is 0.50 percent compared to 1.74 percent in 2002. The year to date 2003 average balance of time certificates has increased $3,436 compared to the average balance for the same period for 2002. Additionally, the year to date 2003 average balances compared to the same period in 2002 of Demand Deposits increased $17,911, while N.O.W. accounts increased $1,558, and Money Market Savings increased $32,253.

         Total borrowed funds have increased $10,456 from December 31, 2002 to June 30, 2003. The Corporation has notes outstanding with other financial institutions totaling $10,000 at June 30, 2003 compared to $13,000 at December 31, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation increased its Obligated Mandatorily Redeemable Capital Securities by $7,500. This security, as well as the security of $5,000 in 2002, is a 30-year issuance. These issuances were used to pay down a note used for funding Mr. Money loans and stock repurchases. Additionally, a pool of low cost funds was created at First Citizens which may be used for funding Mr. Money loan growth, continued stock repurchases, as well as any other opportunities which may present themselves in the future. Federal Home Loan Bank borrowings have decreased $183 as a result of scheduled pay downs. In May, the last of the FHLB borrowings were paid off. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $573, U.S. Treasury Tax Demand Notes have decreased $1,817, and Federal funds purchased increased $8,530. The increase in borrowing partially offset the decline in deposits.

         Shareholders' equity at June 30, 2003 was $72,489, or 11.2 percent of total assets, compared to $71,689 at December 31, 2002, or 11.0 percent of total assets. The change in shareholders' equity is made up of earnings of $3,553, less dividends paid of $2,617 and the decrease in the market value of securities available for sale, net of tax, of $136. The Corporation paid a cash dividend on February 1, 2003 and May 1, 2003 at a rate of $.26 per share. Total outstanding shares at June 30, 2003 were 5,033,203.


Results of Operations
---------------------

         Six Months Ended June 30, 2003 and 2002

         Net income for the six months ended June 30, 2003 was $3,553, or $.70 per diluted share compared to $3,320 or $.72 per diluted share for the same period in 2002. This was an increase of $233, or 7.0 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first six months of 2003 decreased $132, or 0.8 percent compared

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         to the same period in 2002. The average rate on earning assets on a tax equivalent basis for the first six months of 2003 was 5.57 percent and
         6.46 percent for the first six months of 2002. The decrease in yield is a reflection of the rate environment we continue to experience. Total interest expense for the first six months of 2003 has decreased by $1,488, or 24.8 percent compared to the same period of 2002. This decrease is mainly attributed to a decrease in interest on deposits of $1,528, a decrease in interest on FHLB borrowings of $17, a decrease in interest on other borrowings of $86, partially offset by an increase of $143 on Trust preferred securities. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings is down due to balances borrowed being lower in 2003. The average rate on interest-bearing liabilities for the first six months of 2003 was 1.61 percent compared to 2.70 percent for the same period of 2002. The net interest margin on a tax equivalent basis was 4.38 percent for both the six months ended June 30, 2003 and June 30, 2002.

         Noninterest income for the first six months of 2003 totaled $4,117, compared to $3,107 for the same period of 2002, an increase of $1,010. Service charges on deposit accounts increased $214 in 2003 compared to the same period in 2002. Check Protect generated an additional $171 in service charge income in the first six months of the year 2003 compared to the same period in 2002, due to the additional customer base created through the ICBC merger. Revenue from computer operations decreased $11 and other operating income increased $267. Within other operating income, Citizens increased its commission from the origination of wholesale mortgages in 2003 to $286 compared to the first six months in 2002. Additionally, Citizens, through the merger with ICBC, increased Trust income $70 in 2003 compared to the 2002. Gain on the sale of loans increased $251 as loan customers continued to refinance into fixed rate mortgages, which the Corporation typically sells on the secondary market. Gains on sale of securities increased $289 due to sales at Citizens. In the current low interest rate environment, Citizens was able to sell certain securities at a gain and reinvest the proceeds back into the investment portfolio without a significant change in the book yield or weighted average maturity of the portfolio.

         Noninterest expense for the six months ended June 30, 2003 totaled $11,202 compared to $9,374 for the same period in 2002. This was an increase of $1,828, or 19.5 percent. Salaries and benefits increased $803, or 18.1 percent compared to the first six months of 2002. This increase is attributed to the addition of new Citizens branches created by the merger, as well as Farmers and Mr. Money expanding their offices to new areas in 2003. Occupancy expense increased $121 compared to 2002 due to the same reasons salaries and benefits increased. Equipment expense increased $8 and computer processing expense increased by $54. State franchise taxes increased $94 compared to the first six months in 2002. This increase was due to the addition of ICBC, the addition of the Title Agency and the Insurance Agency, and two refunds received by FCBC in 2002. Professional fees increased $104 and other operating expenses increased $537 compared to last year. The increase in other operating expenses, such as a $28 increase in stationery and supplies, was primarily due to the addition of ICBC and the expenses associated with operating additional branches from the merger and the

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         additional branches added with Farmers and Mr. Money expanding their offices. The Corporation continues to aggressively market its affiliates, as exhibited by a $34 increase in advertising expense through the first six months of the year. With continuing to expand into new markets, the Corporation wants to ensure that the new markets know that we have the ability to serve their financial needs.

         Income tax expense for the first six months of 2003 totaled $1,456 compared to $1,235 for the first six months of 2002. This was an increase of $221, or 17.9 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $454 The effective tax rates were comparable for the six-month periods ended June 30, 2003 and June 30, 2002, at 29.1% and 27.1%, respectively.


         Three Months Ended June 30, 2003 and 2002

         Net income for the three months ended June 30, 2003 was $1,703 or $.34 per diluted share compared to $1,901, or $.37 per diluted share for the same period in 2002. This was a decrease of $198, or 10.4 percent. Some of the reasons for the changes are explained below.

         Total interest income for the second quarter of 2003 decreased $1,016, or 10.7 percent compared to the same period in 2002. Interest on fees and loans decreased $848, or 10.7 percent compared to the same period in 2002. This decrease is mainly due to the continued decline in rate of the loan portfolio. The average rate on earning assets on a tax equivalent basis for the second quarter of 2003 was 5.59 percent and
         6.40 percent for the same period of 2002. Total interest expense for the second quarter of 2003 decreased $1,048, or 32.4 percent compared to the same period of 2002. The average rate on interest-bearing liabilities for the second quarter of 2003 was 1.66 percent compared to
         2.58 percent for the same period of 2002. The net interest margin on a tax equivalent basis was 4.42 percent for the three-month periods ended June 30, 2003 and 2002.

         Noninterest income for the second quarter of 2003 totaled $1,977, compared to $1,699 for the same period of 2002, an increase of $278. Service charge fees increased $58 in the second quarter 2003 compared to the same period in 2002. Check Protect generated an additional $63 in service charge income. Service fees and Check Protect grew primarily because to the additional customer base added through the merger of ICBC. Computer processing fees increased $19 compared to the second quarter 2002. Gains on sale of loans increased $140 as customers continued to refinance into fixed rate mortgages during the quarter. Other operating income increased $61, including $4 in Trust income and $135 in gain on wholesale mortgages.

         Noninterest expense for the quarter ended June 30, 2003 totaled $5,635 compared to $5,203 for the same period in 2002. This was an increase of $432, or 8.3 percent. Salaries and benefits increased $233, or 9.6 percent compared to the second quarter of 2002, due primarily

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         to Farmers and Mr. Money expanding their offices to new areas in 2003. Occupancy expense increased $17, equipment expense decreased $11, and computer processing expense increased by $10 compared to the second quarter last year. Other operating expenses increased $147 primarily due to the expenses related to operating the new branches opened in 2003.

         Income tax expense for the second quarter totaled $688 compared to $686 for the same period in 2002. This was an increase of $2, or 0.3 percent. The effective tax rates were comparable for the three-month periods ended June 30, 2003 and June 30, 2002, were 28.8% and 26.5%, respectively.


Capital Resources
-----------------

         Shareholders' equity totaled $72,489, at June 30, 2003 compared to $71,689 at December 31, 2002. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                                              To Be Well
                                                                                              Capitalized
                                                                                             Under Prompt
                                                                         For Capital          Corrective
                                         Corporation Ratios                Adequacy             Action
                                     6/30/2003         12/31/02            Purposes           Provisions
                                  ----------------  ----------------  -------------------  ------------------
      Tier I Risk Based Capital        11.5%             12.5%               4.0%                 6.0%
      Total Risk Based Capital         15.5%             14.9%               8.0%                10.0%
      Leverage Ratio                    8.3%              8.0%               4.0%                 5.0%



         FCBC issued $5,000 of 5.59% floating rate trust preferred securities in March 2002 and $7,500 of 4.41% floating rate trust preferred securities in March 2003 through special purpose subsidiaries, each as part of a pooled transaction. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes.

         The Corporation paid a cash dividend of $.26 per common share on February 1, 2003 and May 1, 2003 compared to $.19 per common share on February 1, 2002 and $.25 per common share May 1, 2002.


Liquidity
---------

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         correspondent banks, maintain federal funds borrowing lines totaling $50,750 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $81,393 at June 30, 2003. Liquidity is also evidenced by all but $30 of its security portfolio being classified as available for sale.


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

         There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 60.7 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of June 30, 2003 and December 31, 2002, based on

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of June 30, 2003 or December 31, 2002. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.


                              Net Portfolio Value

                                  June 30, 2003                               December 31, 2002
                  --------------------------------------------  --------------------------------------------
   Change in         Dollar          Dollar        Percent          Dollar         Dollar         Percent
     Rates           Amount          Change         Change          Amount         Change          Change
----------------  --------------------------------------------  --------------------------------------------
    +400 bp            50,393        (21,992)        -30%           55,141        (20,038)            -27%
    +300 bp            55,643        (16,742)        -23%           60,093        (15,086)            -20%
    +200bp             61,137        (11,248)        -16%           64,806        (10,373)            -14%
    +100bp             68,210         (4,175)         -6%           70,702         (4,477)             -6%
     Base              72,385              -           -            75,179              -               -
    -100bp             81,154          8,769           12%          79,921           4,742              6%



         The relatively minor change in net portfolio value from December 31, 2002 to June 30, 2003, is primarily a result of two factors. First, long-term interest rates have decreased only slightly during 2003. The Corporation has seen an increase in the base level of net portfolio value due to a slight increase in the fair value of loans and investments, as well as a decrease in the fair value of certificates of deposits.


ITEM 4.

Controls and Procedures Disclosure
----------------------------------

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

PART II -         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  First Citizens Banc Corp held its annual meeting on April 15, 2003, for the purpose of considering and voting on the following:

                  1.) To elect five Class III directors to serve terms of three years or until their successors are elected and qualified.

                  2.) To approve and adopt an amendment to the Corporation's
                      Code of Regulations that would require advance notice of shareholder proposals.

                  3.) To approve and adopt an amendment to the Corporation's
                      Code of Regulations that would describe the terms under which the Corporation would indemnify its directors, officers, and employees.

                  4.) To amend and restate the Corporation's Code of Regulations for the purpose of updating certain provisions so that they conform to Ohio law, and clarifying and correcting other provisions to eliminate inconsistencies and duplicative language.


                      The summary of the voting of common shares outstanding was as follows:

                      Director Candidate             For              Withheld
                      ------------------------  ------------         ------------
                      Blythe A. Friedley        4,206,796.71           50,541.97
                      Dean S. Lucal             4,191,559.62           65,779.06
                      W. Patrick Murray         4,210,723.71           46,614.97
                      Robert L. Ransom          4,210,237.62           47,101.06
                      Daniel J. White           4,167,164.47           90,174.20

                  The following directors' terms of office continued after the meeting:

                  John L. Bacon, Robert L. Bordner, Mary Lee G. Close, Richard
                  B. Fuller, H. Lowell Hoffman, M.D., George L. Mylander, Paul
                  H. Phieffer, Leslie D.Stoneham, and David A. Voight

                            First Citizens Banc Corp
                                Other Information
                                    Form 10-Q
--------------------------------------------------------------------------------

Approval and adoption of amendment for advance notice of shareholder proposals:
-------------------------------------------------------------------------------

              For                   Against                Abstain          Delivered/Not Voted
         3,217,262.59             110,454.29              30,468.80             899,153.00

Approval and adoption of amendment to describe how to indemnify directors,
--------------------------------------------------------------------------
officers, and employees:
------------------------

              For                   Against                Abstain
         4,145,651.78              74,824.44              36,862.46

Amending and restating code to clarify and correct provisions:
--------------------------------------------------------------

              For                   Against                Abstain          Delivered/Not Voted
         3,250,329.74              77,919.44              29,936.50             899,153.00




ITEM 5.  OTHER INFORMATION
         None

ITEM 6. (a) EXHIBIT NO. 3 (i) Articles of Incorporation, as amended, of First Citizens Banc Corp.
         (b) EXHIBIT NO. 3 (ii) Code of Regulations of First Citizens Banc Corp.
         (c) EXHIBIT NO. 4 Certificate for Registrant's Common Stock.
         (d) EXHIBIT NO. 23 Consent of Independent Accountants
         (e) EXHIBIT NO. 31.1 Certification of Chief Executive Officer pursuant
         Section 302 of the Sarbanes-Oxley Act of 2002.
         (f) EXHIBIT NO. 31.2 Certification of Chief Financial Officer pursuant
         Section 302 of the Sarbanes-Oxley Act of 2002.
         (g) EXHIBIT NO. 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (h) EXHIBIT NO. 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (i) EXHIBIT NO. 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.
         (j) REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                             August 12, 2003
------------------------------------            ---------------
David A. Voight                                 Date
President



/s/ James O. Miller                             August 12, 2003
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

      (23) Consent of Independent Accountants is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2002, filed on March 17, 2003.

      (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99) Safe Harbor under private Securities Litigation Reform Act of 1995 is incorporated by reference to Exhibit 99 of First Citizens Banc Corp's Annual Report for the year ended December 31, 1999, filed on March 24, 2000.