Form 10-Q
period 2003-09-30
FIRST CITIZENS BANC CORP /OH
filed 2003-11-14
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...............................September 30, 2003

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

                           Common Stock, no par value
                        Outstanding at November 14, 2003
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index



PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             September 30, 2003 and December 31, 2002..........................................3

         Consolidated Statements of Income (unaudited)
             Three and nine months ended September 30, 2003 and 2002...........................4

         Consolidated Statements of Comprehensive Income (unaudited)
             Three and nine months ended September 30, 2003 and 2002...........................5

         Consolidated Statement of Shareholders' Equity (unaudited)
             Nine months ended September 30, 2003 and 2002.....................................6

         Condensed Consolidated Statement of Cash Flows (unaudited)
             Nine months ended September 30, 2003 and 2002.....................................7

         Notes to Interim Consolidated Financial Statements (unaudited).....................8-17

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................18-24

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................24-25

ITEM 4.  Controls and Procedures...........................................................25-26

PART II.  Other Information

ITEM 1.  Legal Proceedings....................................................................27

ITEM 2.  Changes in Securities and Use of Proceeds............................................27

ITEM 3.  Defaults upon Senior Securities......................................................27

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................27

ITEM 5.  Other Information....................................................................27

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................27

Signatures   .................................................................................28


                            FIRST CITIZENS BANC CORP
                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)


                                                              September 30,        December 31,
ASSETS                                                            2003                 2002
                                                              -------------        ------------
Cash and due from financial institutions                       $  25,629            $  23,797
Federal funds sold                                                     -               12,700
Securities available for sale                                    119,834              155,168
Securities held to maturity (Fair value of $23 in
     2003 and $44 in 2002)                                            22                   42
Loans held for sale                                                2,992                1,390
Loans, net of allowance of $5,796 and $6,325                     452,313              415,682
FHLB, FRB and GLBB stock                                           7,121                6,752
Premises and equipment, net                                        9,502                8,219
Goodwill                                                          15,052               15,052
Core deposit and other intangibles                                 2,635                3,000
Other assets                                                       7,679                9,832
                                                               ---------            ---------

         Total assets                                          $ 642,779            $ 651,634
                                                               =========            =========

LIABILITIES
Deposits
     Noninterest-bearing                                       $  71,650            $  70,527
     Interest-bearing                                            454,076              469,372
                                                               ---------            ---------
         Total deposits                                          525,726              539,899
Federal Home Loan Bank advances                                        -                  183
Securities sold under agreements to repurchase                    13,694               13,509
U. S. Treasury interest-bearing demand note payable                  711                5,000
Federal funds purchased                                            6,425                    -
Notes payable                                                      9,000               13,000
Trust preferred securities                                        12,500                5,000
Accrued expenses and other liabilities                             2,990                3,354
                                                               ---------            ---------
     Total liabilities                                           571,046              579,945

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
     5,326,441 shares issued                                      47,370               47,370
Retained earnings                                                 30,521               29,588
Treasury stock, 293,238 shares at cost                            (7,241)              (7,241)
Accumulated other comprehensive income                             1,083                1,972
                                                               ---------            ---------
     Total shareholders' equity                                   71,733               71,689
                                                               ---------            ---------

         Total liabilities and shareholders' equity            $ 642,779            $ 651,634
                                                               =========            =========




See notes to interim consolidated financial statements                    Page 3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                              -----------------------------    -----------------------------
                                                   2003            2002            2003            2002
Interest and dividend income
     Loans, including fees                     $    7,010      $    7,959      $   21,143      $   22,156
     Taxable securities                               793           1,092           2,886           3,112
     Tax-exempt securities                            372             408           1,150           1,196
     Federal funds sold and other                       7             170              87             381
                                               ----------      ----------      ----------      ----------
         Total interest income                      8,182           9,629          25,266          26,845

Interest expense
     Deposits                                       1,755           2,796           5,796           8,365
     Federal Home Loan Bank advances                    -               4               2              23
     Trust preferred securities                       138              25             352              96
     Other                                            109             191             372             540
                                               ----------      ----------      ----------      ----------
         Total interest expense                     2,002           3,016           6,522           9,024
                                               ----------      ----------      ----------      ----------
Net interest income                                 6,180           6,613          18,744          17,821

Provision for loan losses                             520             238             990             624
                                               ----------      ----------      ----------      ----------

Net interest income after provision for
     loan losses                                    5,660           6,375          17,754          17,197

Noninterest income
     Computer center data processing fees             290             280             885             886
     Service charges                                  756             765           2,294           2,089
     Net gain on sale/calls of securities               9               2             300               4
     Net gain on sale of loans                        204              91             554             190
     Other                                            509             699           1,852           1,775
                                               ----------      ----------      ----------      ----------
         Total noninterest income                   1,768           1,837           5,885           4,944

Noninterest expense
     Salaries, wages and benefits                   2,685           2,309           7,916           6,737
     Net occupancy expense                            300             270             927             776
     Equipment expense                                304             309             915             912
     Contracted data processing                       215             233             683             647
     State franchise tax                              173             178             583             494
     Professional services                            185             264             668             643
     Amortization of intangible assets                129              98             365             227
     Other operating expenses                       1,620           1,496           4,756           4,095
                                               ----------      ----------      ----------      ----------
         Total noninterest expense                  5,611           5,157          16,813          14,531
                                               ----------      ----------      ----------      ----------
Income before taxes                                 1,817           3,055           6,826           7,610

Income tax expense                                    510             983           1,966           2,218
                                               ----------      ----------      ----------      ----------

Net Income                                     $    1,307      $    2,072      $    4,860      $    5,392
                                               ==========      ==========      ==========      ==========

     Earnings per share, basic                 $     0.26      $     0.41      $     0.97      $     1.14

     Weighted average basic common shares       5,033,203       5,033,203       5,033,203       4,736,909

     Earnings per share, diluted               $     0.26      $     0.41      $     0.96      $     1.14

     Weighted average diluted common shares     5,040,939       5,035,077       5,041,951       4,737,303



See notes to interim consolidated financial statements                    Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)

                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                            2003           2002               2003          2002
                                                            ----           ----               ----          ----
Net income                                                $ 1,307         $ 2,072           $ 4,860       $ 5,392

Unrealized holding gains and (losses)
   on available for sale securities                        (1,131)            877            (1,047)        1,554
Reclassification adjustment for (gains)
   and losses later recognized in income                       (9)             (2)             (300)           (4)
                                                          -------         -------           -------       -------
Net unrealized gains and (losses)                          (1,140)            875            (1,347)        1,550
Tax effect                                                    387            (297)              458          (527)
                                                          -------         -------           -------       -------
Total other comprehensive income (loss)                      (753)            578              (889)       1,023
                                                          -------         -------           -------       -------
Comprehensive income                                      $   554         $ 2,650           $ 3,971       $ 6,415
                                                          =======         =======           =======       =======










See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
           Consolidated Statement of Shareholders' Equity (Unaudited)
                        (In thousands, except share data)


                                                                                                     Accumulated
                                            Common Stock                                               Other           Total
                                            Outstanding                 Retained     Treasury      Comprehensive    Shareholders'
                                               Shares      Amount       Earnings      Stock        Income/(Loss)       Equity
                                            -------------  ----------  ------------ ------------   --------------   -------------
Balance, January 1, 2002                       4,082,619    $ 23,258      $ 28,844     $ (4,919)       $ 1,544        $ 48,727

Net income                                             -           -         5,392            -              -           5,392

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects              -           -             -            -          1,023           1,023

Issuance of common shares for merger,
     net of issuance costs                     1,063,040      24,112             -            -              -          24,112

Purchase of treasury stock, at cost             (112,456)          -             -        (2,322)            -          (2,322)

Cash dividends ($.69 per share)                        -           -        (3,313)            -             -          (3,313)
                                               ---------   ---------     ---------     ---------      --------       ---------

Balance, September 30, 2002                    5,033,203   $  47,370     $  30,923     $  (7,241)     $  2,567       $  73,619
                                              ==========   =========     =========     =========      ========       =========


Balance, January 1, 2003                       5,033,203    $ 47,370      $ 29,588     $  (7,241)     $  1,972       $  71,689

Net income                                             -           -         4,860             -             -           4,860

Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects              -           -             -             -          (889)           (889)

Cash dividends ($.78 per share)                        -           -        (3,927)            -             -          (3,927)
                                               ---------   ---------     ---------     ---------      --------       ---------

Balance, September 30, 2003                    5,033,203   $  47,370     $  30,521     $  (7,241)     $  1,083       $  71,733
                                              ==========   =========     =========     =========      ========       =========










See notes to interim consolidated financial statements                    Page 6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                       Nine months ended September 30,
                                                                                   ----------------------------------------
                                                                                          2003                  2002
                                                                                   --------------------   -----------------
Net cash from operating activities                                                       $   8,404               $   6,276

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                                       20                      17
     Maturities and calls of securities, available-for-sale                                 55,243                  43,293
     Purchases of securities, available-for-sale                                           (29,090)                (62,913)
     Proceeds from sale of securities, available-for-sale                                    7,124                       4
     Purchases of FRB Stock                                                                   (195)                      -
     Loans made to customers, net of principal collected                                   (37,683)                  7,105
     Change in federal funds sold                                                           12,700                 (19,875)
     Proceeds from sale of property and equipment                                                7                       2
     Net purchases of office premises and equipment                                         (2,001)                   (440)
                                                                                         ---------               ---------
            Net cash from investing activities                                               6,125                 (32,807)

Cash flows from financing activities
     Net cash received in acquisition                                                            -                   3,083
     Repayment of FHLB borrowings                                                             (183)                   (468)
     Net change in deposits                                                                (14,173)                 21,995
     Change in securities sold under agreements to repurchase                                  185                   4,786
     Change in U. S. Treasury interest-bearing demand note payable                          (4,289)                  3,170
     Changes in notes payable                                                               (4,000)                 (2,185)
     Changes in fed funds purchased                                                          6,425                       -
     Purchases of treasury stock                                                                 -                  (2,322)
     Net proceeds from obligated mandatorily redeemable capital securities                   7,265                   4,849
     Cash dividends paid                                                                    (3,927)                 (3,313)
                                                                                         ---------               ---------
            Net cash from financing activities                                             (12,697)                 29,595
                                                                                         ---------               ---------

Net change in cash and due from banks                                                        1,832                   3,064
Cash and due from banks at beginning of period                                              23,797                  19,227
                                                                                         ---------               ---------
Cash and due from banks at end of period                                                 $  25,629               $  22,291
                                                                                         =========               =========

     Cash paid during the period for:
         Interest                                                                        $   6,728               $  10,825
         Income taxes                                                                    $   1,915               $   1,778





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

     The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 2003 and its results of operations and changes in cash flows for the periods ended September 30, 2003 and 2002 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2002 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

     The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2003, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 2.8% of the Corporation's total revenues through September 30, 2003. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for 1.1% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.2% of total Corporation revenues. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. Commission revenue was less than 1

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     percent of total revenue for the period ended September 30, 2003. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended September 30, 2003. First Citizens Statutory Trust I, formed in 2002, and First Citizens Statutory Trust II, formed in March 2003, are special purpose entities for the purpose of issuing floating rate obligated mandatorily redeemable capital securities as part of a pooled transaction. Trust I was a $5,000, 5.59% issuance while Trust II was a $7,500, 4.41% issuance. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

     On December 31, 2002, SFAS No. 148, "Accounting for Stock-Based Compensation" was issued and amended SFAS No. 123. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123. No stock options were granted prior to July 2, 2002. As a result, pro forma expense disclosures for the three and nine months ended September 30, 2002 are the same.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                     Three months ended            Nine months ended
                                                     September 30, 2003           September 30, 2003
                                                     ------------------           ------------------
Net income as reported                                          $ 1,307                      $ 4,860
Deduct: Stock-based compensation expense
  determined under fair value based method                           23                           45
                                                                -------                       ------
Pro forma net income                                              1,284                        4,815
                                                                =======                       ======

Basic earnings per share as reported                            $  0.26                      $  0.97
Pro forma basic earnings per share                                 0.26                         0.96

Diluted earnings per share as reported                          $  0.26                      $  0.96
Pro forma diluted earnings per share                               0.25                         0.96



                                                     Three months ended            Nine months ended
                                                     September 30, 2002           September 30, 2002
                                                     ------------------           ------------------
Net income as reported                                          $ 2,072                      $ 5,392
Deduct: Stock-based compensation expense
  determined under fair value based method                            8                            8
                                                                -------                       ------
Pro forma net income                                              2,064                        5,384
                                                                =======                       ======

Basic earnings per share as reported                            $  0.41                      $  1.14
Pro forma basic earnings per share                                 0.41                         1.14

Diluted earnings per share as reported                          $  0.41                      $  1.14
Pro forma diluted earnings per share                               0.41                         1.14


The Corporation granted 30,700 options on July 2, 2002 at an exercise price of $20.50. The Corporation granted an additional 16,000 options at an exercise price of $35.00 on April 15, 2003. The following weighted-average assumptions were used to compute the pro forma effects of the option grant. The options vest three years after the date of grant.

                                                  April 15,       July 2,
                                                    2003           2002
                                                    ----           ----
Risk-free interest rate                              3.98%          4.77%
Expected option life                               10 years       10 years
Expected stock price volatility                     22.62%         19.37%
Dividend yield                                       2.97%          4.44%
Calculated fair value                             $  8.23        $  3.33

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


New Accounting Standards

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition.

     On January 1, 2003, the Company adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

2) Securities

     Securities at September 30, 2003 and December 31, 2002 were as follows:


                                                                     September 30, 2003
                                                                             Gross              Gross
                     AVAILABLE FOR SALE                                    Unrealized         Unrealized
                                                      Fair Value             Gains              Losses
                                                   ----------------  --------------------  ---------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies             $   68,487              $    822          $   11

Corporate bonds                                              1,036                     9              11

Obligations of states and political subdivisions            40,375                 1,535              38

Other securities, including mortgage-backed
     securities and equity securities                        9,936                   165              52
                                                        ----------              --------          ------
                                                        $  119,834              $  2,531          $  112
                                                        ==========              ========          ======


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                              September 30, 2003
                                                              Gross             Gross
                                        Carrying          Unrecognized       Unrecognized
                HELD TO MATURITY          Value               Gains              Losses          Fair Value
                                      --------------   -----------------   ------------------  ---------------
Mortgage-backed securities            $           22   $               1   $                -  $            23
                                      ==============   =================   ==================  ===============




                                                                   December 31, 2002
                                                                           Gross              Gross
                     AVAILABLE FOR SALE                                  Unrealized         Unrealized
                                                    Fair Value             Gains              Losses
                                                   ------------        --------------       ----------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies             $  102,780           $  1,822          $     -

Corporate bonds                                              2,475                 45                -

Obligations of states and political subdivisions            41,458              1,688              (36)

Other securities, including mortgage-backed
  securities and equity securities                           8,455                247                -
                                                        ----------           --------          -------
                                                        $  155,168           $  3,802          $   (36)
                                                        ==========           ========          =======





                                                                 December 31, 2002
                                                              Gross             Gross
                                        Carrying          Unrecognized       Unrecognized
                HELD TO MATURITY          Value               Gains              Losses          Fair Value
                                      --------------   -----------------   ------------------  ---------------
Mortgage-backed securities            $           42   $               2   $                -  $            44
                                      ==============   =================   ==================  ===============


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

    The amortized cost and fair value of securities at September 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


    AVAILABLE FOR SALE                         Amortized Cost       Fair Value
                                              ----------------   ----------------
    Due in one year or less                   $         66,679   $         67,294
    Due after one year through five years               33,993             35,442
    Due after five years through ten years               4,654              4,908
    Due after ten years                                  2,266              2,254
    Mortgage-backed securities                           9,233              9,263
    Equity securities                                      590                673
                                              ----------------   ----------------
        Total securities available for sale   $        117,415   $        119,834
                                              ================   ================


                                                                   Estimated
    HELD TO MATURITY                          Carrying Amount      Fair Value
                                             ----------------   ----------------
     Mortgage-backed securities               $             22   $             23
                                              ================   ================



     Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                          Three Months Ended                         Nine Months Ended
                                             September 30,                              September 30,
                                 --------------------------------------     -------------------------------------
                                       2003                2002                   2003                2002
                                 -----------------   ------------------     -----------------   -----------------
Proceeds                         $               -   $                -     $           7,124   $               -
Gross gains                                      -                    -                   289                   -
Gross losses                                     -                    -                     -                   -
Security gains due to calls
  prior to maturity                              9                    2                    11                   4


     Securities with a carrying value of approximately $86,704 and $102,072 were pledged as of September 30, 2003 and December 31, 2002, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(3) Loans

     Loans at September 30, 2003 and December 31, 2002 were as follows:

                                                9/30/2003         12/31/2002
                                               ----------         ----------
     Commercial and Agriculture                $   48,766         $   46,495
     Commercial real estate                       152,864            116,674
     Real Estate - mortgage                       202,598            210,931
     Real Estate - construction                    18,695             13,179
     Consumer                                      27,291             30,278
     Credit card and other                          5,925              3,700
     Leases                                         2,535              1,302
                                               ----------         ----------
          Total loans                             458,674            422,559
     Allowance for loan losses                     (5,796)            (6,325)
     Deferred loan fees                              (562)              (546)
     Unearned interest                                 (3)                (6)
                                               ----------         ----------
          Net loans                            $  452,313         $  415,682
                                               ==========         ==========

 (4) Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses was as follows:


                                       Three Months Ended                      Nine Months Ended
                                           September 30,                          September 30,
                                ----------------------------------     ----------------------------------
                                         2003                2002               2003                2002
                                --------------     ---------------     --------------     ---------------
Balance beginning of period          $  5,857            $  6,359           $  6,325            $  4,865
Balance from acquisition                    -                   -                  -               1,426
Loans charged-off                        (649)               (428)            (1,745)               (941)
Recoveries                                 68                 130                226                 325
Provision for loan losses                 520                 238                990                 624
                                     --------            --------           --------            --------
Balance September 30,                $  5,796            $  6,299           $  5,796            $  6,299
                                     ========            ========           ========            ========


                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------


     Information regarding impaired loans was as follows for the three and nine months ended September 30.

                                                    Three Months                      Nine Months
                                                  Ended September 30,              Ended September 30,
                                              ---------------------------     ----------------------------
                                                     2003           2002             2003            2002
                                              ------------   ------------     ------------   -------------
Average investment in impaired loans               $5,793         $6,867           $5,939          $5,227

Interest income recognized on impaired
  loans including interest income
  recognized on cash basis                             90            100              277             251

Interest income recognized on impaired
  loans on cash basis                                  90            100              277             251



     Information regarding impaired loans at September 30, 2003 and December 31, 2002 was as follows:


                                                           9/30/03            12/31/02
                                                     -----------------    -----------------
Balance impaired loans                                $         5,900      $         5,999

Less portion for which no allowance for loan
  losses is allocated                                           1,368                    -
                                                     -----------------    -----------------

Portion of impaired loan balance for which an
  allowance for credit losses is allocated            $         4,532      $         5,999
                                                     =================    =================

Portion of allowance for loan losses allocated to
  the impaired loan balance                           $           732      $         1,033
                                                     =================    =================


     Nonperforming loans were as follows.



                                                           9/30/03            12/31/02
                                                     -----------------    -----------------
Loans past due over 90 days still on accrual          $         3,910      $         2,414
Nonaccrual                                            $         3,191      $         3,468


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

     The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2003 and December 31, 2002.


                                                   Contract Amount
                                                   ---------------
                                           9/30/2003             12/31/2002
                                           ---------             ----------

Commitment to extend credit:
      Lines of credit                       $ 52,453               $ 53,175
      Construction loans                       7,563                  3,292
      Credit cards                                45                  6,127
      Overdraft protection                     6,654                  5,258
      Letters of credit                        3,721                    547
                                            --------               --------
                                            $ 70,436               $ 68,399
                                            ========               ========


     Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included above totaled $5,405 at September 30, 2003 and had interest rates ranging from 3.50% to 8.00% with maturities extended up to 30 years. Fixed rate loan commitments included above totaled $8,078 at December 31, 2002 with interest rates ranging from 3.25% to 10.50% with maturities extended up to 30 years.

     The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2003 and December 31, 2002 approximated $8,510 and $6,843.

(6) Trust Preferred Securities

     FCBC issued $5,000 of 5.59% floating rate trust preferred securities in March 2002, and $7,500 of 4.41% floating rate trust preferred securities in March 2003 through special purpose subsidiaries, each as part of a pooled transaction. As of September 30, 2003, the rate on the Trust I issuance was 4.61% while the rate on the Trust II issuance was 4.16%. The

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                   Form 10-Q
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     Corporation's trust preferred securities may be redeemed by the Corporation, in whole but not in part, prior to March 26, 2007 for Trust I and March 26, 2008 for Trust II, subject to the occurrence and continuation of a special event, at a redemption price of 107.50% of the face value of the capital securities. On or after March 26, 2007 and March 26, 2008, the trust preferred securities may be redeemed at face value. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes. Debt issuance costs of $151 and $235 are being amortized over the term of the securities.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction

     The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2003, compared to December 31, 2002 and the consolidated results of operations for the three month and nine month periods ending September 30, 2003 compared to the same periods in 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

     Total assets of the Corporation at September 30, 2003 totaled $642,779 compared to $651,634 at December 31, 2002. This was a decrease of $8,855, or 1.4 percent. Within the structure of the assets, net loans have increased $36,631, or 8.8 percent since December 31, 2002. The commercial real estate portfolio increased by $36,190 and the commercial and agriculture portfolio increased $2,271, while residential real estate and consumer loans decreased by $8,333 and $2,987 respectively. This is reflective of a shift in focus by the Corporation toward commercial lending. In the current low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     allowed for additional funding to be used for commercial lending. This shift in focus has also reduced the interest rate risk on the loan portfolio as well as positioned the Corporation to improve its yield on the loan portfolio when rates begin to increase. The Corporation has grown the commercial portfolio by expanding into new markets, such as opening a new loan office in Marion County, hiring lending officers native to the new markets, and taking a proactive approach in contacting new and current clients. These activities have allowed the Corporation to continue to grow the commercial loan portfolio. Mr. Money was formed to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $14,317 at September 30, 2003 compared to $13,728 at December 31, 2002. Loans held-for-sale increased $1,602, or
     115.3 percent from December 31, 2002, as customers continued the recent trend of refinancing real estate mortgages. At September 30, 2003, the net loan to deposit ratio was 86.0 percent compared to 77.0 percent at December 31, 2002.

     For the nine months of operations in 2003, $990 was placed into the allowance for loan losses from earnings compared to $624 for the same period of 2002. The increase in the provision was a result of net charge-offs for the first nine months of 2003 increasing to $1,519 compared to $616 for the same period of 2002. However, because Independent Community Bank Corp. (ICBC), which was acquired in April 2002, already had specific reserves in place for its impaired loans at the time of the merger, management did not believe replenishing the allowance back to the December 31, 2002 level as a percentage of loans was necessary. As a result, at September 30, 2003 the allowance for loan losses as a percent of total loans declined to 1.27 percent compared to 1.50 percent at December 31, 2002. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine provisions to the reserve.

     At September 30, 2003, available for sale securities totaled $119,834 compared to $155,168 at December 31, 2002, a decrease of $35,334. The decrease in securities was due to paydowns, calls, maturities and sales of its portfolio. Funds from the decline in securities were used to fund other assets, such as loans. Bank stocks increased $369 from December 31, 2002, due to a purchase of $195 in FRB stock and $174 in FHLB stock dividends.

     Office premises and equipment have increased $1,283 and intangible assets have decreased $365 since December 31, 2002. The increase in office premises and equipment is attributed to new purchases of $2,001, depreciation of $711, and disposals of $7. The new purchases consist primarily of a new operations center scheduled to open in November 2003. Intangible assets decreased due to amortization of the core deposit premium and noncompete agreement.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     Total deposits at September 30, 2003 decreased $14,173 from year-end 2002. Noninterest-bearing deposits, representing demand deposit balances, increased $1,123 from year-end 2002. Interest-bearing deposits, including savings and time deposits, decreased $15,296 from year-end 2002. The decline in interest-bearing deposits is primarily attributable to a decrease in time deposit balances. These balances fluctuate throughout the year. The year to date average balance of total deposits increased $43,184 compared to the average balance of the same period 2002. This increase in average balance was primarily due to the merger of ICBC in April 2002. ICBC's deposit balances totaled $111,968 at March 31, 2002. The year to date 2003 average balance of savings deposits has increased $12,377 compared to the average balance of the same period for 2002. The current average rate of these deposits is 0.45 percent compared to 1.67 percent in 2002. The year to date 2003 average balance of time certificates has decreased $449 compared to the average balance for the same period for 2002. Additionally, the year to date 2003 average balances compared to the same period in 2002 of Demand Deposits increased $15,787, while N.O.W. accounts decreased $235, and Money Market Savings increased $19,033.

     Total borrowed funds have increased $5,638 from December 31, 2002 to September 30, 2003. The Corporation has notes outstanding with other financial institutions totaling $9,000 at September 30, 2003 compared to $13,000 at December 31, 2002. These notes were primarily used to fund the loan growth at Mr. Money. Additionally, the Corporation increased its Obligated Mandatorily Redeemable Capital Securities by $7,500. This security, as well as the security of $5,000 in 2002, is a 30-year issuance. These issuances were used to pay down a note used for funding Mr. Money loans and stock repurchases. Additionally, a pool of low cost funds was created at First Citizens which may be used for funding Mr. Money loan growth, continued stock repurchases, as well as any other opportunities which may present themselves in the future. Federal Home Loan Bank borrowings have decreased $183 as a result of scheduled pay downs. In May, the last of the FHLB borrowings were paid off. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $185, U.S. Treasury Tax Demand Notes have decreased $4,289, and Federal funds purchased increased $6,425. The increase in borrowing partially offset the decline in deposits.

     Shareholders' equity at September 30, 2003 was $71,733, or 11.2 percent of total assets, compared to $71,689 at December 31, 2002, or 11.0 percent of total assets. The change in shareholders' equity is made up of earnings of $4,860, less dividends paid of $3,927 and the decrease in the market value of securities available for sale, net of tax, of $889. The Corporation paid cash dividends on February 1, 2003, May 1, 2003, and August 1, 2003 each at a rate of $.26 per share. Total outstanding shares at September 30, 2003 were 5,033,203.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Results of Operations

     Nine Months Ended September 30, 2003 and 2002

     Net income for the nine months ended September 30, 2003 was $4,860, or $.96 per diluted share compared to $5,392 or $1.14 per diluted share for the same period in 2002. This was a decrease of $532, or 9.9 percent. Some of the reasons for the changes are explained below.

     Total interest income for the first nine months of 2003 decreased $1,579, or 5.9 percent compared to the same period in 2002. The average rate on earning assets on a tax equivalent basis for the first nine months of 2003 was 5.35 percent and 6.38 percent for the first nine months of 2002. The decrease in yield is a reflection of the rate environment we continue to experience. Total interest expense for the first nine months of 2003 has decreased by $2,502, or 27.7 percent compared to the same period of 2002. This decrease is mainly attributed to a decrease in interest on deposits of $2,569, a decrease in interest on FHLB borrowings of $21, a decrease in interest on other borrowings of $168, partially offset by an increase of $256 on Trust preferred securities. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings decreased due to balances borrowed being lower in 2003. The average rate on interest-bearing liabilities for the first nine months of 2003 was 1.50 percent compared to 2.62 percent for the same period of 2002. The net interest margin on a tax equivalent basis was 4.36 percent for the nine-month period ended September 30, 2003 and September 30, 2002.

     Noninterest income for the first nine months of 2003 totaled $5,885, compared to $4,944 for the same period of 2002, an increase of $941. Service charges on deposit accounts increased $205 in 2003 compared to the same period in 2002. Check Protect generated an additional $186 in service charge income in the first nine months of the year 2003 compared to the same period in 2002, due to the additional customer base created through the ICBC merger. Revenue from computer operations decreased $1 and other operating income increased $77. Within other operating income, Citizens increased its commission from the origination of wholesale mortgages in 2003 to $230. Additionally, Citizens, through the merger with ICBC, increased Trust income $84 in 2003 compared to the 2002. Gain on the sale of loans increased $364 as loan customers continued to refinance into fixed rate mortgages, which the Corporation typically sells on the secondary market. Gains on sale of securities increased $296 due to sales and calls at Citizens. In the current low interest rate environment, Citizens was able to sell certain securities at a gain and reinvest the proceeds back into the investment portfolio without a significant change in the book yield or weighted average maturity of the portfolio.

     Noninterest expense for the nine months ended September 30, 2003 totaled $16,813 compared to $14,531 for the same period in 2002. This was an increase of $2,282, or 15.7 percent. Salaries and benefits increased $1,179, or 17.5 percent compared to the first nine months of 2002. This increase is attributed to the addition of new Citizens branches created

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     by the merger, as well as Farmers and Mr. Money expanding their offices to new areas in 2003. Occupancy expense increased $151 compared to 2002 due to the same reasons salaries and benefits increased. Equipment expense increased $3 and computer processing expense increased by $36. State franchise taxes increased $89 compared to the first nine months in 2002. This increase was due to the addition of ICBC, the addition of the Title Agency and the Insurance Agency, and two franchise tax refunds received by FCBC in 2002. Professional fees increased $25 and other operating expenses increased $661 compared to last year. The increase in other operating expenses, such as a $69 increase in courier expenses, was primarily due to the addition of ICBC and the expenses associated with operating additional branches from the merger and the additional branches added with Farmers and Mr. Money expanding their offices. The Corporation continues to aggressively market its affiliates, as exhibited by a $45 increase in advertising expense through the first nine months of the year. While continuing to expand into new markets, the Corporation wants to ensure that the new markets know that we have the ability to serve their financial needs.

     Income tax expense for the first nine months of 2003 totaled $1,966 compared to $2,218 for the first nine months of 2002. This was a decrease of $252, or 11.4 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $784. The effective tax rates were comparable for the nine-month periods ended September 30, 2003 and September 30, 2002, at 28.8% and 29.1%, respectively.

     Three Months Ended September 30, 2003 and 2002

     Net income for the three months ended September 30, 2003 was $1,307 or $.26 per diluted share compared to $2,072 or $.41 per diluted share for the same period in 2002. This was a decrease of $765, or 36.9 percent. Some of the reasons for the changes are explained below.

     Total interest income for the third quarter of 2003 decreased $1,447, or
     15.0 percent compared to the same period in 2002. Interest on fees and loans decreased $949, or 11.9 percent compared to the same period in 2002. This decrease is mainly due to the continued decline in rate of the loan portfolio. The average rate on earning assets on a tax equivalent basis for the third quarter of 2003 was 5.39 percent and 6.24 percent for the same period of 2002. Total interest expense for the third quarter of 2003 decreased $1,014, or 33.6 percent compared to the same period of 2002. The average rate on interest-bearing liabilities for the third quarter of 2003 was 1.53 percent compared to 2.50 percent for the same period of 2002. The net interest margin on a tax equivalent basis was 4.33 percent for the three-month periods ended September 30, 2003 and September 2002.

     Noninterest income for the third quarter of 2003 totaled $1,768, compared to $1,837 for the same period of 2002, a decrease of $69. Service charge fees decreased $9 in the third quarter 2003 compared to the same period in 2002. Check Protect generated an additional $14 in service charge income. Computer processing fees increased $10 compared to the third

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     quarter 2002. Gains on sale of loans increased $113 as customers continued to refinance into fixed rate mortgages during the quarter. Other operating income decreased $190.

     Noninterest expense for the quarter ended September 30, 2003 totaled $5,611 compared to $5,157 for the same period in 2002. This was an increase of $454, or 8.8 percent. Salaries and benefits increased $376, or 16.3 percent compared to the third quarter of 2002, due primarily to Farmers and Mr. Money expanding their offices to new areas in 2003. Occupancy expense increased $30, equipment expense decreased $5, and computer processing expense decreased by $18 compared to the third quarter last year. Other operating expenses increased $124 primarily due to the expenses related to operating the new branches opened in 2003.

     Income tax expense for the third quarter totaled $510 compared to $983 for the same period in 2002. This was a decrease of $473, or 48.1 percent. The effective tax rates were comparable for the three-month periods ended September 30, 2003 and September 30, 2002, were 28.1% and 32.2%, respectively.

Capital Resources

     Shareholders' equity totaled $71,733, at September 30, 2003 compared to $71,689 at December 31, 2002. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:


                                                                                              To Be Well
                                                                                              Capitalized
                                                                                             Under Prompt
                                                                         For Capital          Corrective
                                         Corporation Ratios                Adequacy             Action
                                     9/30/2003         12/31/02            Purposes           Provisions
                                  ----------------  ----------------  -------------------  ------------------
Tier I Risk Based Capital              9.8%              12.5%               4.0%                6.0%
Total Risk Based Capital               13.2%             14.9%               8.0%                10.0%
Leverage Ratio                         8.3%              8.0%                4.0%                5.0%


     FCBC issued $5,000 of 5.59% floating rate trust preferred securities in March 2002 and $7,500 of 4.41% floating rate trust preferred securities in March 2003 through special purpose subsidiaries, each as part of a pooled transaction. The Corporation's trust preferred securities are considered Tier II capital for regulatory reporting purposes.

     The Corporation paid cash dividends of $.26 per common share each on February 1, 2003, May 1, 2003, and August 1, 2003 compared to $.19 per common share each on February 1, 2002 and $.25 per common share May 1, 2002 and August 1, 2002.

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Liquidity

     Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $49,750 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $81,033 at September 30, 2003. Liquidity is also evidenced by all but $22 of its security portfolio being classified as available for sale.

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

     There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 71.7 percent of the

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

     The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of September 30, 2003 and December 31, 2002, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of September 30, 2003 or December 31, 2002. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                               Net Portfolio Value

                          September 30, 2003                            December 31, 2002
              --------------------------------------------  -------------------------------------------
   Change in     Dollar          Dollar        Percent         Dollar         Dollar         Percent
     Rates       Amount          Change         Change         Amount         Change          Change
   ---------  --------------------------------------------  -------------------------------------------
    +400 bp        54,250        (19,154)            -26%        55,141        (20,038)            -27%
    +300 bp        58,764        (14,640)            -20%        60,093        (15,086)            -20%
    +200bp         63,371        (10,033)            -14%        64,806        (10,373)            -14%
    +100bp         68,303         (5,101)            -7%         70,702         (4,477)             -6%
     Base          73,404              -               -         75,179              -               -
    -100bp         77,370          3,966              5%         79,921          4,742              6%



     The relatively minor change in net portfolio value from December 31, 2002 to September 30, 2003, is primarily a result of two factors. First, long-term interest rates have decreased only slightly during 2003. The Corporation has seen an increase in the base level of net portfolio value due to a slight increase in the fair value of loans and investments, as well as a decrease in the fair value of certificates of deposits.

ITEM 4.

Controls and Procedures Disclosure

     As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive

                            First Citizens Banc Corp
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

     Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp's internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

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

                            First Citizens Banc Corp
                                   Signatures
                                    Form 10-Q
--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp



/s/ David A. Voight                                  November 14, 2003
------------------------------------                 -----------------
David A. Voight                                      Date
President



/s/ James O. Miller                                  November 14, 2003
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