Form 10-K
period 2003-12-31
FIRST CITIZENS BANC CORP /OH
filed 2004-03-15
CIK 944745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0 - 25980

                            FIRST CITIZENS BANC CORP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                      34-1558688
    ------------------------------                     -------------------
    State or other jurisdiction of                       (IRS Employer
     incorporation or organization                     Identification No.)

  100 East Water Street, Sandusky, Ohio                         44870
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (419) 625 - 4121

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of June 30, 2003 was $107,478,238.

As of January 31, 2004, there were 5,033,203 shares of no par value common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Annual Report to Shareholders for fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant's Proxy Statement, dated to be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

PART I
Item 1.   Business.....................................................................     3
Item 2.   Properties...................................................................    16
Item 3.   Legal Proceedings............................................................    16
Item 4.   Submission of Matters to a Vote of Security Holders..........................    16

PART II
Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer
          Purchases of Equity Securities...............................................    16
Item 6.   Selected Financial Data......................................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation....................................................    16
Item 7(a) Quantitative and Qualitative Disclosures About Market Risk...................    16
Item 8.   Financial Statements and Supplementary Data..................................    17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................................    17
Item 9(a) Controls and Procedures......................................................    17
Item 9(b) Changes in Internal Control over Financial Reporting.........................    17

PART III
Item 10.  Directors and Executive Officers of the Registrant...........................    18
Item 11.  Executive Compensation.......................................................    18
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............    18
Item 13.  Certain Relationships and Related Transactions...............................    18
Item 14.  Principal Accounting Fees and Services.......................................    18

PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    18

Signatures.............................................................................    20

Certifications.........................................................................    21

PART I

ITEM 1. BUSINESS

(a)      General Development of Business

         FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 2000, as amended. The Corporation's office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $636,423 at December 31, 2003. FCBC and its subsidiaries are referred to together as the Corporation.

         THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates three branch banking offices in Perkins Township (Sandusky, Ohio), three branch banking offices in Norwalk, Ohio, one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio, one branch banking office in Castalia, Ohio, and one Loan Production office in Port Clinton, Ohio. As part of the acquisition, which was completed in April 2002, of Independent Community Banc Corp.
         (ICBC) and its subsidiary, The Citizens National Bank of Norwalk, which was merged into Citizens in 2002, Citizens now provides trust services. This subsidiary accounts for 77.8% of the Corporation's consolidated assets at December 31, 2003.

         THE FARMERS STATE BANK (Farmers), acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. Farmers is an insured bank under the Federal Deposit Insurance Act. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in Crestline, Ohio, Willard, Ohio and the Ohio Villages of Chatfield, Tiro, Richwood and Green Camp. Farmers also has a loan production office in Marion, Ohio. Farmers accounts for 19.4% of the Corporation's consolidated assets at December 31, 2003.

         SCC RESOURCES INC. (SCC) is organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including the Banks, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA) to sell all of their contracts for providing data processing services to community banks. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2003.

         R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to the Banks and to other financial institutions. Reynolds accounts for less than one percent of the Corporation's consolidated assets as of December 31, 2003.

         MR. MONEY FINANCE COMPANY (Mr. Money) was formed in year 2000 under the laws of the State of Ohio, to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in Mansfield, Ohio. Loans for Mr. Money come from direct consumer lending to customers and loans from third party home improvement vendors. Mr. Money accounts for 2.3% of the Corporation's consolidated assets as of December 31, 2003.

         FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) was formed in 2001 to provide customers with a seamless mortgage product with improved service. Assets of the Title Agency are not significant as of December 31, 2003.

         FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was also formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2003.

         WATER STREET PROPERTIES (Water St.) was formed to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2003.

(b)      Financial Information About Industry Segments

         FCBC is a financial holding company. Through the two subsidiary banks, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Financial information regarding the Corporation is included herein under Item 8 of this Form 10-K and statistical information regarding the Corporation is located under Item 1 of this Form 10-K, and each is incorporated into this Section by reference.

(c)      Narrative Description of Business

         General

         The Corporation's primary business is incidental to the two subsidiary banks. Citizens and Farmers, located in Erie, Crawford, Huron, Union, Marion, Richland, and Ottawa Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans and purchasing securities. With the acquisition of ICBC and its subsidiary bank, which was merged with and into Citizens, Citizens now provides trust services.

         Interest and fees on loans accounted for 68% of total revenue for 2003, 69% of total revenue for 2002, and 70% of total revenue in 2001. The primary focus of lending was real estate mortgages, but has now moved towards commercial loan products. Residential real estate mortgages comprised 44% of the total loan portfolio in 2003, 50% of the total loan portfolio in 2002, and 61% of the total loan portfolio in 2001. Commercial and agricultural loans comprised 11% of the total loan portfolio in both 2003 and 2002, and 8% in 2001, while commercial real estate loans comprised 34% in 2003, 28% in 2002, and 21% in 2001. Citizens' and Farmers' loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

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

         Competition

         The primary market area for Citizens and Farmers is Erie, Huron and Crawford counties. A secondary market includes portions of Union, Marion, Richland, and Ottawa counties. Citizens and Farmers were operated as independent commercial banks in their respective market area. Traditional financial service competition for the Banks consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation's market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

         Employees

         FCBC has no employees. The subsidiary companies employ approximately 263 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

         Privacy Provisions of GLB Act. Under the GLB act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer's right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLB Act affect how consumer information is conveyed to outside vendors. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

         Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary Banks had risk-based capital ratios above "well capitalized" requirements at December 31, 2003.

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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC's Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9(a) "Controls and Procedures" of this form 10-K for FCBC's evaluation of its disclosure controls and procedures.

         Regulation of Bank Subsidiaries

         In addition to regulation of FCBC, FCBC's banking subsidiaries are subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

         As Ohio chartered banks, both of FCBC's banking subsidiaries, Citizens and Farmers, are supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens is a member of the Federal Reserve System. Both banks are subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the banks and not for their shareholders. In addition, Mr. Money is supervised and regulated by, and is subject to periodic examinations by, the State of Ohio Department of Commerce, Division of Financial Institutions.

         The deposits of Citizens and Farmers are insured by the Bank Insurance Fund of the FDIC, and both entities are subject to the Federal Deposit Insurance Act. Farmers is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence.

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

         Future Regulatory Uncertainty

         Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. As a result, FCBC cannot forecast how federal regulation of financial institutions may change in the future or the impact that any such regulatory changes would have on the financial condition or results of operations of FCBC or any of its subsidiaries.

(d)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         The Corporation does not have any offices located in a foreign country, nor do they have any foreign assets, liabilities, or related income and expense for the years presented.

(e)      Available Information

         FCBC's Internet address is www.fcza.com The Corporation will provide a copy of FCBC's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to shareholders upon request. Materials that FCBC files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20459. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Statistical Information

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2003 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2003, 2002 and 2001 is included on pages 14 through 16 - "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" and "Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates", within Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 2003 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.   INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of securities at December 31.

                                                       2003         2002         2001
                                                     --------     --------     --------
                                                         (Dollars in thousands)
AVAILABLE FOR SALE (1)
U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies       $ 64,333     $102,780     $ 55,362
Corporate bonds                                         1,030        2,475        4,618
Obligations of states and political subdivisions       35,036       41,458       38,551
Mortgage-backed securities                              8,426        7,803        9,243
                                                     --------     --------     --------
       Total debt securities                          108,825      154,516      107,774
Equity securities                                         683          652          456
                                                     --------     --------     --------
        Total                                        $109,508     $155,168     $108,230
                                                     ========     ========     ========
HELD TO MATURITY (1)
Obligations of states and political subdivisions     $      -     $      -     $     78
Mortgage-backed securities                                 14           42           61
                                                     --------     --------     --------
        Total                                        $     14     $     42     $    139
                                                     ========     ========     ========

(1) The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of shareholders' equity.

The following tables set forth the maturities of securities at December 31, 2003 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

                                                                       Maturing after one     After five but
                                                    Within one year   but within five years  within ten years      After ten years
                                                   -----------------  ---------------------  -----------------    -------   -------
                                                   Amount     Yield     Amount    Yield      Amount     Yield     Amount     Yield
                                                   -------   -------    -------   -------    -------   -------    -------   -------
                                                                                (Dollars in thousands)
AVAILABLE FOR SALE (2)
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies             $52,972      3.17%   $11,361      3.44%   $     -         -%   $     -         -%
Obligations of states and
   political subdivisions (1)                        9,309      3.95     19,995      4.20      4,425      3.87      1,307      3.80
Corporate bonds                                        501      7.41        529      2.00          -         -          -         -
Mortgage-backed securities                             125      4.63      1,896      5.16      6,405      3.75
Equity securities                                        -         -          -         -          -         -        683         -
                                                   -------              -------              -------              -------
      Total                                        $62,907      3.32%   $33,781      3.96%   $10,830      3.80%   $ 1,990      2.50%
                                                   =======              =======              =======              =======

(1) Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2) The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                 Maturing after one      After five but
                              Within one year   but within five years   within ten years     After ten years
                             -----------------  ---------------------   -----------------   -------   -------
                             Amount     Yield     Amount    Yield       Amount     Yield    Amount     Yield
                             -------   -------    -------   -------     -------   -------   -------   -------
                                                         (Dollars in thousands)
HELD TO MATURITY
Mortgage-backed securities   $     -         -   $    14      6.84%     $     -         -   $     -         -
                             =======             =======                =======             =======

III. LOAN PORTFOLIO

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

                                2003       2002       2001       2000       1999
                              --------   --------   --------   --------   --------
                                            (Dollars in thousands)
Commercial and agricultural   $ 51,146   $ 46,495   $ 26,708   $ 26,416   $ 26,077
Commercial real estate         158,125    116,674     70,616     60,546     48,301
Residential real estate        205,635    210,931    204,496    217,344    178,876
Real estate construction        22,708     13,179      9,402      9,684      4,482
Consumer                        24,765     30,278     23,100     29,509     28,106
Leases                           2,293      1,302        435        590        392
Credit card and other            4,977      3,700      2,315      2,979      3,576
                              --------   --------   --------   --------   --------
                              $469,649   $422,559   $337,072   $347,068   $289,810
                              ========   ========   ========   ========   ========

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and Agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% as in the case of certain stocks, to 100% in the case of collateralizing with a savings or time deposit account. Unsecured credit relies on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

Commercial real estate mortgage loans are made predicated on having a security interest in real property and are secured wholly or substantially by that lien on real property. Commercial real estate mortgage loans generally maintain a loan-to-value ratio of 75%.

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

Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate. The Corporation controls disbursements in connection with construction loans.

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

Lease loans are made for commercial, industrial and professional purposes. These loans are made to sole proprietorships, partnerships, corporations, and other business enterprises.

The Corporation no longer makes credit card loans to its customers. In October 2003, Citizens sold its credit card portfolio to a third party provider. Through this provider, we can now offer a choice of cards and features, as well as improved service to our customers.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation's consolidated financial statements. As of December 31, 2003 and 2002, the Corporation was contingently liable for $3,447,000 and $547,000 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2003 and 2002, the Corporation had commitments to extend credit in the aggregate amounts of approximately $57,813,000 and $67,852,000. Of these amounts, $51,155,000 and $56,467,000 represented lines of credit and construction loans, $0 and $6,127,000 represented credit card commitments, and $6,658,000 and $5,258,000 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2003 and 2002.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2003, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                   Maturing
                              -------------------------------------------------
                                            After one
                                Within     but within     After
                               one year    five years   five years     Total
                              ----------   ----------   ----------   ----------
                                       (Dollars in thousands)
Commercial and agricultural   $   22,523   $   11,064   $   17,559   $   51,146
Commercial real estate             8,426       18,230      131,469      158,125
Real estate construction           3,607        3,609       15,492       22,708
                              ----------   ----------   ----------   ----------
                              $   34,556   $   32,903   $  164,520   $  231,979
                              ==========   ==========   ==========   ==========

                                              Interest
                                             Sensitivity
                                      -----------------------
                                        Fixed       Variable
                                         rate         rate
                                      ----------   ----------
                                      (Dollars in thousands)
Due after one but within five years   $    8,355   $   24,548
Due after five years                       4,783      159,737
                                      ----------   ----------

                                      $   13,138   $  184,285
                                      ==========   ==========

The preceding maturity information is based on contract terms at December 31, 2003 and does not include any possible "rollover" at maturity date. In the normal course of business, the Corporation considers and acts on the borrowers' requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

                                                                                  2003     2002     2001     2000     1999
                                                                                 ------   ------   ------   ------   ------
                                                                                           (Dollars in thousands)
Loans accounted for on a  nonaccrual basis (1)                                   $3,204   $3,468   $2,413   $1,368   $1,682
Loans contractually past due 90 days or
  more as to principal or interest payments (2)                                   3,206    2,414    2,818      558      834
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the
  financial position of the borrower (3)                                             87      158      467      634      693
                                                                                 ------   ------   ------   ------   ------
        Total                                                                    $6,497   $6,040   $5,698   $2,560   $3,209
                                                                                 ======   ======   ======   ======   ======
Impaired loans included in above totals                                             420      879    1,973    2,778      994
Impaired loans not included in above totals                                       5,945    6,050    1,592    2,374    3,166
                                                                                 ------   ------   ------   ------   ------
Total impaired loans                                                             $6,365   $6,929   $3,565   $5,152   $4,160
                                                                                 ======   ======   ======   ======   ======

There are no loans as of December 31, 2003, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2003.

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

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

Interest income recognition associated with impaired loans was as follows.

                                                      (Dollars in thousands)
                                                  2003   2002   2001   2000   1999
                                                  ----   ----   ----   ----   ----
Interest income on impaired loans, including
  interest income recognized on a cash basis      $409   $346   $184   $344   $320
                                                  ====   ====   ====   ====   ====
Interest income on impaired loans recognized on
  a cash basis                                    $409   $346   $184   $344   $320
                                                  ====   ====   ====   ====   ====

There were no foreign outstandings for any period presented.

No concentrations of loans exceeded 10% of total loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

                                                2003          2002          2001          2000          1999
                                              ---------     ---------     ---------     ---------     ---------
                                                                   (Dollars in thousands)
Daily average amount of loans
  net of unearned income                      $ 445,205     $ 431,243     $ 346,696     $ 314,071     $ 284,080
                                              =========     =========     =========     =========     =========
Allowance for loan losses at
  beginning of year                           $   6,325     $   4,865     $   4,107     $   4,274     $   4,567
Loan charge-offs:
       Commercial and agricultural and
         commercial real estate                     344           382           987           612            63
       Real estate mortgage                         873           222            29           166            95
       Real estate construction                       -             -             -             -             -
       Consumer                                   1,056           877           392           447           581
       Leases                                         -             -             -             -             -
       Credit card and other                         83            36            52            46            49
                                              ---------     ---------     ---------     ---------     ---------
                                                  2,356         1,517         1,460         1,271           788
Recoveries of loans previously Charged-off:
       Commercial and agricultural and
         commercial real estate                      37            75           249            75            29
       Real estate mortgage                          43            50            68            57            13
       Real estate construction                       -             -             -             -             -
       Consumer                                     290           230            52           148           170
       Leases                                         -             -            21             -             -
       Credit card and other                         25            18            25            17            17
                                              ---------     ---------     ---------     ---------     ---------
                                                    395           373           415           297           229
                                              ---------     ---------     ---------     ---------     ---------
Net charge-offs (1)                              (1,961)       (1,144)       (1,045)         (974)         (559)
Balance from acquisition                              -         1,426             -             -             -
Provision for loan losses (2)                     1,944         1,178         1,803           807           266
                                              ---------     ---------     ---------     ---------     ---------
Allowance for loan losses
  at end of year                              $   6,308     $   6,325     $   4,865     $   4,107     $   4,274
                                              =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of loans at year-end                             1.34%         1.50%         1.45%         1.19%         1.48%
                                              =========     =========     =========     =========     =========
Ratio of net charge-offs during
  the year to average loans
  outstanding                                      0.44%         0.27%         0.30%         0.31%         0.20%
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

                                        2003                        2002
                              -------------------------   -------------------------
                                            Percentage                  Percentage
                                            of loans to                 of loans to
  (Dollars in thousands)      Allowance     total loans   Allowance     total loans
                              ----------    -----------   ----------    -----------
Commercial and agricultural   $    1,153           10.9%  $      803           11.0%
Commercial real estate             1,946           33.7        1,455           27.6
Real estate mortgage               1,173           43.8        1,392           49.9
Real estate construction              87            4.8           51            3.1
Consumer                             314            5.3          415            7.2
Credit card and other                  -            1.0           14            0.9
Leases                                 7            0.5            3            0.3
Unallocated                        1,628              -        2,192              -
                              ----------    -----------   ----------    -----------

                              $    6,308          100.0%  $    6,325          100.0%
                              ==========    ===========   ==========    ===========

                                        2001                        2000
                              -------------------------   -------------------------
                                            Percentage                  Percentage
                                            of loans to                 of loans to
                              Allowance     total loans   Allowance     total loans
                              ----------    -----------   ----------    -----------
Commercial and agricultural   $      223            7.9%  $      316            7.8%
Commercial real estate             1,116           21.0          969           17.4
Real estate mortgage               1,313           60.8        1,439           62.6
Real estate construction              17            2.8           12            2.8
Consumer                             347            6.9          327            8.5
Credit card and other                  7            0.5            8            0.8
Leases                                46            0.1            -            0.1
Unallocated                        1,796              -        1,036              -
                              ----------    -----------   ----------    -----------

                              $    4,865          100.0%  $    4,107          100.0%
                              ==========    ===========   ==========    ===========

                                        1999
                              -------------------------
                                            Percentage
                                            of loans to
                              Allowance     total loans
                              ----------    -----------
Commercial and agricultural   $      531            9.0%
Commercial real estate               152           16.7
Real estate mortgage               1,447           61.7
Real estate construction               -            1.6
Consumer                             544            9.7
Credit card and other                 12            1.2
Leases                                23            0.1
Unallocated                        1,565              -
                              ----------    -----------

                              $    4,274          100.0%
                              ==========    ===========

The allocation of the reserve is based on managements' estimation of the allowance using information such as past loan loss experience, risks in the nature and volume of the portfolio, economic conditions, and other factors. Management believes that the allocations above are representative of its loan portfolio.

Consumer loss allocation has declined due to several factors. The credit quality of these loans has improved over the past few years due to the tightening of underwriting standards. Also, based on its knowledge of the consumer loan portfolio, management believes the charge-off rate experienced in the last few years is not a trend but rather the impact of more relaxed underwriting standards in the past. Management expects net consumer loan charge-offs to decline considerably in 2004 and as a result allocated a lower allowance to this portfolio.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

                                  2003                 2002                  2001
                           -------------------  -------------------   -------------------
                           Average    Average   Average   Average     Average    Average
                           balance   rate paid  balance   rate paid   balance   rate paid
                           --------  ---------  --------  ---------   --------  ---------
                                                    (Dollars in thousands)
Noninterest-bearing
  demand deposits          $ 71,797     N/A     $ 62,707     N/A      $ 45,048     N/A
Interest-bearing demand
  deposits                   66,923    0.64%      69,586    1.05%       56,769    1.47%
Savings, including Money
  Market deposit accounts   177,855    0.67%     168,480    1.55%      106,002    3.16%
Certificates of deposit,
  including IRA's           214,226    2.72%     233,096    3.19%      204,566    4.73%
                           --------             --------              --------
                           $530,801             $533,869              $412,385
                           ========             ========              ========

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2003 are summarized as follows.

                                         Individual
                           Certificates  Retirement
                           of Deposits    Accounts    Total
                           ------------  ----------  -------
                                  (Dollars in thousands)
3 months or less           $     14,884  $      207  $15,091
Over 3 through 6 months           8,011         348    8,359
Over 6 through 12 months          8,281       1,112    9,393
Over 12 months                   10,826       1,647   12,473
                           ------------  ----------  -------
                           $     42,002  $    3,314  $45,316
                           ============  ==========  =======

Return on Equity and Assets

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders. The dividend payout ratio was 118.2% in 2003, 87.8% in 2002 and 95.4% in 2001.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located at page 44 of the Annual Report to Shareholders) and "Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential" (located at pages 14 and 16 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2003, 2002 and 2001.

ITEM 2. PROPERTIES

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates three branch banking offices in Perkins Township (Sandusky, Ohio), three branch banking offices in Norwalk, Ohio, branch banking offices in the Ohio communities of Berlin Heights, Castalia, and Huron, and a loan production office in Port Clinton, Ohio. Farmers maintains its main office at 102 South Kibler Street, New Washington, Ohio. Farmers also owns and operates a branch banking office in the Ohio communities of Chatfield, Tiro, Richwood and Green Camp. Farmers also leases two branch banking offices in the Ohio communities of Willard and Crestline, as well as leasing a loan production office in Marion, Ohio. SCC maintains its processing center located at 303 Howard Drive, Sandusky, Ohio. Reynolds and SCC lease offices at 303 Howard Drive. Mr. Money leases two properties, one in Sandusky, Ohio and the other in Mansfield, Ohio.

FCBC has two wholly-owned subsidiary banks, a wholly-owned item processing company subsidiary, a wholly owned finance company, a wholly-owned real estate appraisal company subsidiary, a wholly owned title insurance agency, a wholly owned insurance agency, and a wholly owned property liquidation company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this section is incorporated by reference to the information appearing under the caption "Common Stock and Shareholder Matters" located on page 3 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this section is incorporated by reference to the information appearing under the caption "Five-Year Selected Consolidated Financial Data" and "Five-Year Selected Ratios" located on page 1 and 2 of First Citizens Banc Corp's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND FOR THE YEARS ENDING DECEMBER 31, 2003, 2002 AND 2001

Information required by this section is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 5 through 19 of First Citizens Banc Corp's 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 19 through 21 of First Citizens Banc Corp's 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

First Citizens Banc Corp's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp's 2003 Annual Report to Shareholders (Exhibit 13, pages 23 through 58). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 21 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 57.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                        Consolidated Statements of Income
        For each of the three years in the period ended December 31, 2003

           Consolidated Statements of Changes in Shareholders' Equity
        For each of the three years in the period ended December 31, 2003

                      Consolidated Statements of Cash Flows
        For each of the three years in the period ended December 31, 2003

                   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

ITEM 9(a). CONTROLS AND PROCEDURES DISCLOSURES

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9(b). CHANGES IN INTERNAL CONTROLS

No changes in FCBC's internal control over financial reporting came to management's attention that have materially affected, or are reasonably likely to materially affect, FCBC's internal control over financial reporting.

PART III

Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp's Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 20, 2004, ("2003 Proxy Statement") dated March 19, 2004, to be filed with the Commission on Form DEF 14-A, pursuant to
Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Election of Directors" and "Executive Officers of the Corporation" of the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions "Executive Compensation" of the 2004 Proxy Statement is incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Information Concerning Directors and Nominees" of the 2004 Proxy Statement is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Transactions with Directors, Officers and Associates" of the 2004 Proxy Statement is incorporated by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the caption "Principal Independent Accountants", "Audit Fees", Audit-Related Fees", "Tax Fees", and "Other Fees" of the 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THE REPORT

1 FINANCIAL STATEMENTS. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 of this Form 10-K:

Report of Independent Auditors

Consolidated Balance Sheets
December 31, 2003 and 2002

Consolidated Statements of Income
For the three years ended December 31, 2003

Consolidated Statements of Changes in Shareholder's Equity
For the three years ended December 31, 2003

Consolidated Statements of Cash Flows
For the three years ended December 31, 2003

Notes to Consolidated Financial Statements

2 FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3    EXHIBITS

     2 Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

     3.1 Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     3.2 Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     4.1 Certificate for Registrant's Common Stock is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

     11.1 Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13 of this Form 10-K.

     13.1 First Citizens Banc Corp 2003 Annual Report to Shareholders.

     14.1 FCBC's Code of Ethics (incorporated by reference to First Citizens Banc Corp's 2003 Proxy statement for the year ended December 31, 2002, filed on March 17, 2003.)

     20.1 FCBC's Proxy Statement for its 2004 Annual Meeting (incorporated by reference from the information contained in FCBC's 2004 Proxy Statement).

     21.1 Subsidiaries of FCBC (incorporated by reference from the information contained in FCBC's 2003 Annual Report)

     23.1 Consent of Independent Accountants.

     24.1 Power of Attorney

     99.1 Safe Harbor under private Securities Litigation Reform Act of 1995 is incorporated by reference to Exhibit 99 of First Citizens Banc Corp's Annual Report for the year ended December 31, 1999, filed on March 24, 2000.

     31.1 Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K. On December 30, 2003, a Form 8-K was filed to announce that earnings were down in 2003 compared to 2002, as well as some of the steps being taken to try to improve profitability in the future. The two main steps taken were to close two branch offices, which included a reduction in work force, and to move the operations function to a central location.

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

By  /s/ Todd A. Michel
  ---------------------------------------------------------------------------
    Todd A. Michel, Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2004 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ John L. Bacon                           /s/ David A. Voight
--------------------------------            ---------------------------------
John L. Bacon                               David A. Voight
Director                                    President and CEO, Director

/s/ Robert L. Bordner                       /s/ George L. Mylander
--------------------------------            ---------------------------------
Robert L. Bordner                           George S. Mylander
Director                                    Director

/s/ Mary Lee G. Close                       /s/ Allen R. Nickles, CPA, CFE
--------------------------------            ---------------------------------
Mary Lee G. Close                           Allen R. Nickles, CPA, CFE
Director                                    Director

/s/ Blythe A. Friedley                      /s/ Robert L. Ransom
--------------------------------            ---------------------------------
Blythe A. Friedley                          Robert L. Ransom
Director                                    Director

/s/ Richard B. Fuller                       /s/ Leslie D. Stoneham
--------------------------------            ---------------------------------
Richard B. Fuller                           Leslie D. Stoneham
Director                                    Director

/s/ H. Lowell Hoffman, M.D.                 /s/ Daniel J. White
--------------------------------            ---------------------------------
H. Lowell Hoffman, M.D.                     Daniel J. White
Director                                    Director

/s/ W. Patrick Murray
--------------------------------
W. Patrick Murray
Director

EXHIBIT
 NUMBER                                    DESCRIPTION
--------     -----------------------------------------------------------------------
  2          Agreement and Plan of Merger dated as of November 1, 2001 between First
             Citizens Banc Corp and Independent Community Banc Corp. (filed as
             Exhibit 2 to the Registration Statement on Form S-4 filed on December
             14, 2001 and incorporated herein by reference.)

  3.1        Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

  3.2        Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended
             December 31, 2000, filed on March 24, 2001.

  4.1        Certificate for Registrant's Common Stock is incorporated by reference to First Citizens Banc Corp's Form 10-K for the year ended December 31,
             2000, filed on March 24, 2001.

  11.1 Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13 of this Form 10-K.

  13.1       First Citizens Banc Corp 2003 Annual Report to Shareholders.

  14.1       FCBC's Code of Ethics (incorporated by reference to First Citizens
             Banc Corp's 2003 Proxy statement for the year ended December 31,
             2002, filed on March 17, 2003.)

  20.1 FCBC's Proxy Statement for its 2004 Annual Meeting (incorporated by reference from the information contained in FCBC's 2004 Proxy
             Statement).

  21.1 Subsidiaries of FCBC (incorporated by reference from the information contained in FCBC's 2003 Annual Report)

  23.1       Consent of Independent Accountants.

  24.1       Power of Attorney

  99.1       Safe Harbor under private Securities Litigation Reform Act of 1995 is incorporated by reference to Exhibit 99 of First Citizens Banc Corp's
             Annual Report for the year ended December 31, 1999, filed on March 24,
             2000.

  31.1       Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

  31.2       Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.