Form 10-Q
period 2004-03-31
FIRST CITIZENS BANC CORP /OH
filed 2004-05-10
CIK 944745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:...................................March 31, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...........................to.....................

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

                           Common Stock, no par value
                           Outstanding at May 10, 2004
                             5,033,203 common shares

                            FIRST CITIZENS BANC CORP
                                      Index


PART I.  Financial Information

ITEM 1.  Financial Statements:
         Consolidated Balance Sheets (unaudited)
             March 31, 2004 and December 31, 2003.........................................................3
         Consolidated Statements of Income (unaudited)
             Three months ended March 31, 2004 and 2003...................................................4
         Consolidated Statements of Comprehensive Income (unaudited)
             Three months ended March 31, 2004 and 2003...................................................5
         Consolidated Statements of Shareholders' Equity (unaudited)
             Three months ended March 31, 2004 and March 31, 2003.........................................6
         Condensed Consolidated Statements of Cash Flows (unaudited)
             Three months ended March 31, 2004 and 2003...................................................7
         Notes to Consolidated Financial Statements (unaudited)........................................8-17

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................................18-22

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...................................22-24

ITEM 4.  Controls and Procedures.........................................................................24

PART II. Other Information

ITEM 1.  Legal Proceedings...............................................................................25

ITEM 2.  Changes in Securities and Use of Proceeds.......................................................25

ITEM 3.  Defaults Upon Senior Securities.................................................................25

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................................25

ITEM 5.  Other Information...............................................................................25

ITEM 6.  Exhibits and Reports on Form 8-K................................................................25

Signatures        .......................................................................................26


                          FIRST CITIZENS BANC CORP
                  Consolidated Balance Sheets (Unaudited)
                     (In thousands, except share data)


                                                                 March 31,        December 31,
ASSETS                                                             2004              2003
                                                                 ---------         ---------
Cash and due from financial institutions                         $  21,083         $  21,983
Securities available for sale                                      101,569           109,508
Securities held to maturity (Fair value of $14 in
     2004 and $15 in 2003)                                              13                14
Loans held for sale                                                    335               159
Loans, net of allowance of $6,521 and $6,308                       469,325           462,878
FHLB, FRB, GLBB and NCDC stock                                       7,269             7,211
Premises and equipment, net                                         10,416            10,481
Goodwill                                                            15,052            15,052
Core deposit and other intangibles                                   2,385             2,506
Other assets                                                         8,444             6,631
                                                                 ---------         ---------

         Total assets                                            $ 635,891         $ 636,423
                                                                 =========         =========

LIABILITIES
Deposits
     Noninterest-bearing                                         $  68,755         $  73,391
     Interest-bearing                                              429,867           436,781
                                                                 ---------         ---------
         Total deposits                                            498,622           510,172
Federal Home Loan Bank advances                                     30,800            18,975
Securities sold under agreements to repurchase                      10,447            12,115
U. S. Treasury interest-bearing demand note payable                  1,209               939
Notes payable                                                        9,000             9,000
Subordinated debentures                                             12,500            12,500
Accrued expenses and other liabilities                               4,342             3,597
                                                                 ---------         ---------
     Total liabilities                                             566,920           567,298

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized,
     5,326,441 shares issued                                        47,370            47,370
Retained earnings                                                   28,416            28,612
Treasury stock, 293,238 shares at cost                              (7,241)           (7,241)
Accumulated other comprehensive income                                 426               384
                                                                 ---------         ---------
     Total shareholders' equity                                     68,971            69,125
                                                                 ---------         ---------
         Total liabilities and shareholders' equity              $ 635,891         $ 636,423
                                                                 =========         =========





See notes to interim consolidated financial statements                   Page  3

                            FIRST CITIZENS BANC CORP
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)


                                                                 Three months ended
                                                                     March 31,
                                                           -------------------------------
                                                               2004                2003
Interest and dividend income
     Loans, including fees                                 $     6,689         $     7,041
     Taxable securities                                            688               1,121
     Tax-exempt securities                                         317                 386
     Federal funds sold and other                                   (2)                 46
                                                           -----------         -----------
                                                                 7,692               8,594

Interest expense
     Deposits                                                    1,571               2,129
     Federal Home Loan Bank advances                                34                   2
     Subordinated debentures                                       138                  62
     Other                                                         125                 141
                                                           -----------         -----------
                                                                 1,868               2,334
                                                           -----------         -----------
Net interest income                                              5,824               6,260

Provision for loan losses                                          435                 215
                                                           -----------         -----------
Net interest income after provision for loan losses              5,389               6,045
                                                           -----------         -----------

Noninterest income
     Computer center item processing fees                          290                 288
     Service charges                                               763                 762
     Net gains on sale of securities                               106                 289
     Net gain on sale of loans                                      53                 154
     ATM fees                                                      123                 118
     Trust fees                                                    165                  73
     Other                                                         223                 456
                                                           -----------         -----------
                                                                 1,723               2,140

Noninterest expense
     Salaries, wages and benefits                                2,738               2,570
     Net occupancy expense                                         361                 322
     Equipment expense                                             276                 293
     Contracted data processing                                    204                 237
     State franchise tax                                           198                 212
     Professional services                                         265                 286
     Amortization of intangible assets                             121                 108
     Advertising                                                    99                  98
     ATM expense                                                   102                  71
     Other operating expenses                                    1,141               1,370
                                                           -----------         -----------
         Total noninterest expense                               5,505               5,567
                                                           -----------         -----------

Income before income taxes                                       1,607               2,618
Income tax expense                                                 444                 768
                                                           -----------         -----------
Net income                                                 $     1,163         $     1,850
                                                           ===========         ===========
Earnings per common share, basic                           $      0.23         $      0.37
                                                           ===========         ===========
Earnings per common share, diluted                         $      0.23         $      0.37
                                                           ===========         ===========
Weighted average basic common shares                         5,033,203           5,033,203
                                                           ===========         ===========
Weighted average diluted common shares                       5,041,469           5,041,068
                                                           ===========         ===========

See notes to interim consolidated financial statements                   Page 4

                            FIRST CITIZENS BANC CORP
            Consolidated Comprehensive Income Statements (Unaudited)
                                 (In thousands)


                                                     Three months ended
                                                           March 31,
                                                      2004            2003
                                                   -------         -------
Net income                                         $ 1,163         $ 1,850

Unrealized holding gains and (losses)
on available for sale securities                        42            (464)
Reclassification adjustment for (gains) and
losses later recognized in income                     (106)           (289)
                                                   -------         -------
Net unrealized gains and (losses)                      (64)           (753)
Tax effect                                              22             256
                                                   -------         -------
Total other comprehensive income (loss)                (42)           (497)
                                                   -------         -------
Comprehensive income                               $ 1,121         $ 1,353
                                                   =======         =======




See notes to interim consolidated financial statements                    Page 5

                            FIRST CITIZENS BANC CORP
           Consolidated Statements of Shareholders' Equity (Unaudited)
                                    Form 10-Q
                        (In thousands, except share data)


                                                                                                       Accumulated
                                                   Common Stock                                           Other          Total
                                          Outstanding                      Retained       Treasury     Comprehensive   Shareholders
                                             Shares           Amount       Earnings        Stock       Income/(Loss)     Equity
                                          -----------       ---------      ---------      ---------    -------------   ------------
Balance, January 1, 2003                   5,033,203        $ 47,370       $ 29,588      $ (7,241)        $ 1,972      $ 71,689

Net income                                                                    1,850                                       1,850

Change in unrealized gain/(loss) on
   securities available for sale, net
   of reclassifications and tax effects                                                                      (497)         (497)

Cash dividends ($.26 per share)                                              (1,308)                                     (1,308)
                                          ----------       ---------      ---------      ---------       --------      ---------
Balance, March 31, 2003                    5,033,203        $ 47,370       $ 30,130      $ (7,241)        $ 1,475      $ 71,734
                                          ==========       =========      =========      =========       ========      =========


Balance, January 1, 2004                   5,033,203        $ 47,370       $ 28,612      $ (7,241)        $   384      $ 69,125

Net income                                                                    1,163                                       1,163

Change in unrealized gain/(loss) on
   securities available for sale, net
   of reclassifications and tax effects                                                                        42            42

Cash dividends ($.27 per share)                                              (1,359)                                     (1,359)
                                          ----------       ---------      ---------      ---------       --------      ---------
Balance, March 31, 2004                    5,033,203        $ 47,370       $ 28,416      $ (7,241)       $    426      $ 68,971
                                          ==========       =========      =========      =========       ========      =========


See notes to interim consolidated financial statements                   Page 6

                            FIRST CITIZENS BANC CORP
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                  -------------------------
                                                                                    2004             2003
                                                                                  --------         --------
Net cash from operating activities                                                $    629         $  3,941

Cash flows from investing activities
     Maturities and calls of securities, held-to-maturity                                1                2
     Maturities and calls of securities, available-for-sale                         19,670           20,023
     Purchases of securities, available-for-sale                                   (12,003)         (17,193)
     Proceeds from sale of securities, available-for-sale                              241            7,124
     Purchases of FRB Stock                                                              -             (195)
     Loans made to customers, net of principal collected                            (6,861)          (5,674)
     Proceeds from sale of OREO properties                                              76                -
     Change in federal funds sold                                                        -           (7,050)
     Net purchases of office premises and equipment                                   (171)            (366)
                                                                                  --------         --------
            Net cash from investing activities                                         953           (3,329)

Cash flows from financing activities
     Repayment of FHLB borrowings                                                        -             (151)
     Net change in short-term FHLB advances                                         11,825                -
     Net change in deposits                                                        (11,550)          (3,260)
     Change in securities sold under agreements to repurchase                       (1,668)            (458)
     Change in U. S. Treasury interest-bearing demand note payable                     270           (3,810)
     Net proceeds from obligated mandatorily redeemable capital securities               -            7,500
     Cash dividends paid                                                            (1,359)          (1,308)
                                                                                  --------         --------
            Net cash from financing activities                                      (2,482)          (1,487)
                                                                                  --------         --------

Net change in cash and due from banks                                                 (900)            (875)
Cash and due from banks at beginning of period                                      21,983           23,797
                                                                                  --------         --------
Cash and due from banks at end of period                                          $ 21,083         $ 22,922
                                                                                  ========         ========

     Cash paid during the period for:
         Interest                                                                 $  1,978         $  2,568
         Income taxes                                                             $      -         $      -



See notes to interim consolidated financial statements                   Page 7

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(1) Consolidated Financial Statements

         The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), The Farmers State Bank (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc. (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency Inc. (Title Agency), First Citizens Insurance Agency Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation. As further discussed in
         Note 8, a trust that had previously been consolidated with the Corporation is now reported separately as of December 31, 2003.

         The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 2004 and its results of operations and changes in cash flows for the periods ended March 31, 2004 and 2003 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2003 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

         The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2004, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 3.1% of the Corporation's total revenues through March 31, 2004. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.4% of total Corporation revenues. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission is less than 1.0% of total revenue for the first quarter ended March 31, 2004. Water Street Properties, Inc. was formed to hold repossessed assets of FCBC's subsidiaries. Water St. revenue was less than 1.0% of total revenue through March 31, 2004. Management considers the

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

                                                       2004             2003
                                                       ----             ----

Net income as reported                              $   1,163        $   1,850
Deduct:  Stock-based compensation expense
    determined under fair value based method               19                8
                                                    ---------        ---------

Pro forma net income                                    1,144            1,842
                                                    =========        =========

Basic earnings per share as reported                $    0.23        $    0.37
Pro forma basic earnings per share                       0.23             0.37

Diluted earnings per share as reported              $    0.23        $    0.37
Pro forma diluted earnings per share                     0.23             0.37

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(2) Securities

         Securities at March 31, 2004 and December 31, 2003 were as follows:

                                                                   March 31, 2004
                                                                       Gross           Gross
                                                                     Unrealized      Unrealized
              AVAILABLE FOR SALE                     Fair Value        Gains           Losses
                                                      --------        --------         --------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies        $ 59,728        $    628         $     (2)

Corporate Bonds                                            531               -               (3)

Obligations of states and political
      subdivisions                                      32,971           1,507                -

Mortgage-back securities                                 7,856              90                -
                                                      --------        --------         --------
      Total debt securities                           $101,086        $  2,225         $     (5)

Equity securities                                          483               -                -
                                                      --------        --------         --------
                                                      $101,569        $  2,225         $     (5)
                                                      ========        ========         ========

                                               March 31, 2004
                                              Gross         Gross
                               Amortized   Unrecognized  Unrecognized
      HELD TO MATURITY            Cost        Gains        Losses      Fair Value
                               ---------   ------------  ------------  ----------
Mortgage-backed securities        $13          $ 1           $ -          $14
                                  ===          ===           ===          ===

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                                  December 31, 2003
                                                                        Gross             Gross
                  AVAILABLE FOR SALE                                  Unrealized       Unrealized
                                                       Fair Value       Gains             Losses
                                                       ----------     ----------       ----------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies          $ 64,333        $    636        $     (2)

Corporate Bonds                                            1,030               1              (8)

Obligations of states and political subdivisions          35,036           1,408              (3)

Mortgage-back securities                                   8,426              82             (51)
                                                        --------        --------        --------

         Total debt securities                           108,825           2,127             (64)

Equity securities                                            683              93               -
                                                        --------        --------        --------

         Total                                          $109,508        $  2,220        $    (64)
                                                        ========        ========        ========

                                              December 31, 2003
                                             Gross         Gross
                                Carrying  Unrecognized  Unrecognized
        HELD TO MATURITY         Amount      Gains         Losses       Fair Value
                                --------  ------------  ------------    ----------
Mortgage-backed securities        $14         $ 1           $ -            $15
                                  ===         ===           ===            ===

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

        The amortized cost and fair value of securities at March 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

AVAILABLE FOR SALE                                                 Fair Value
                                                                   ----------
Due in one year or less                                             $  58,418
Due after one year through five years                                  29,020
Due after five years through ten years                                  4,490
Due after ten years                                                     1,302
Mortgage-backed securities                                              7,856
Equity securities                                                         483
                                                                    ---------
    Total securities available for sale                             $ 101,569
                                                                    =========

                                                                Estimated Fair
HELD TO MATURITY                                Amortized Cost       Value
                                                --------------  --------------
Mortgage-backed securities                           $13              $14
                                                     ===              ===

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

                                                              Three Months Ended
                                                                  March 31,
                                                             --------------------
                                                              2004          2003
                                                             -------      -------
Proceeds                                                     $  241        $7,124
Gross gains                                                     103           289
Gross losses                                                      -             -
Gains from securities called or settled by the issuer             3             0



         Securities with a carrying value of approximately $78,090 and $83,813 were pledged as of March 31, 2004 and December 31, 2003, respectively, to secure public deposits, other deposits and liabilities as required by law.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(3) Loans

         Loans at March 31, 2004 and December 31, 2003 were as follows:


                                                3/31/2004            12/31/2003
                                                ---------            ----------
Commercial and Agriculture                      $  55,178             $  51,146
Commercial real estate                            162,737               158,125
Real Estate - mortgage                            204,481               205,635
Real Estate - construction                         23,848                22,708
Consumer                                           23,461                24,765
Credit card and other                               4,520                 4,977
Leases                                              2,105                 2,293
                                                ---------             ---------
     Total loans                                  476,330               469,649
Allowance for loan losses                          (6,521)               (6,308)
Deferred loan fees                                   (482)                 (460)
Unearned interest                                      (2)                   (3)
                                                ---------             ---------
     Net loans                                  $ 469,325             $ 462,878
                                                =========             =========

 (4) Allowance for Loan Losses

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 was as follows:

                                                     2004                2003
                                                    -------             -------
Balance January 1,                                  $ 6,308             $ 6,325
Loans charged-off                                      (337)               (637)
Recoveries                                              115                  67
Provision for loan losses                               435                 215
                                                    -------             -------
Balance March 31,                                   $ 6,521             $ 5,970
                                                    =======             =======

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         Information regarding impaired loans was as follows for the three months ended March 31:

                                                                2004          2003
                                                               ------        ------
Average investment in impaired loans                           $6,923        $6,085

Interest income recognized on impaired loans
     including interest income recognized on cash basis           115            98

Interest income recognized on impaired loans
     on cash basis                                                115            98

         Information regarding impaired loans at March 31, 2004 and December 31, 2003 was as follows:

                                                        3/31/2004      12/31/2003
                                                        ---------      ----------
Balance impaired loans                                   $ 7,480         $ 6,365

Less portion for which no allowance for loan
     losses is allocated                                    (875)           (924)
                                                         -------         -------

Portion of impaired loan balance for which an
     allowance for credit losses is allocated            $ 6,605         $ 5,441
                                                         =======         =======

Portion of allowance for loan losses allocated to
     impaired loans                                      $ 1,882         $ 1,181
                                                         =======         =======


Nonperforming loans were as follows:

                                                   3/31/04       12/31/03
                                                   -------       --------

Loans past due over 90 days still on accrual        $1,153        $3,206
Nonaccrual                                          $4,333        $3,204


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

         The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2004 and December 31, 2003:

                                                                     Contract Amount
                                                                     ---------------
                                                             2004                          2003
                                                             ----                          ----
                                                      Fixed        Variable         Fixed         Variable
                                                      Rate           Rate           Rate            Rate
                                                     -------        -------        -------        -------
Commitment to extend credit:
       Lines of credit and construction loans        $ 4,815        $51,322        $ 4,199        $46,956
       Overdraft protection                                -          6,651              -          6,658
       Letters of credit                                  20          3,352             70          3,377
                                                     -------        -------        -------        -------
                                                     $ 4,835        $61,325        $ 4,269        $56,991
                                                     =======        =======        =======        =======



         Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 3.25% to 6.50% at March 31, 2004 and 3.25% to 8.00% at December 31, 2003. Maturities extend up to 30 years.

         The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2004 and December 31, 2003 approximated $9,664 and $9,293.

(6)  Merger

         On March 4, 2004, the Corporation signed a letter of intent to acquire FNB Financial Corporation ("FNB"), a $215,000 bank holding company headquartered in Shelby, Ohio. The shareholders of FNB will be able to elect to receive 2.62 shares of the Corporation's common shares, $72.00 in cash or a combination of 60% stock and 40% cash, subject to an overall limitation. At the time of the merger, FNB's subsidiary, First National Bank of Shelby, will be merged into Farmers. The merger is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2004.

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

(7) Pension Information

         Net periodic pension expense for:

                                                                                                 March 31
                                                                                                 --------
                                                                                 2004                               2003
                                                                         --------------------                 ------------------
Service cost                                                                            $ 130                              $ 114
Interest cost                                                                             115                                106
Expected return on plan assets                                                             83                                 70
Other components
        Amortization of net loss/(gain) from earlier periods                 30                                39
        Amortization of unrecognized service cost                             3                                 3
        Amortization of the remaining unrecognized net
          obligation/(asset) existing at the date of initial
          application of FASB statement no. 87                              (20)                              (20)
                                                                            ----                              ----
        Net total components                                                               14                                 22
                                                                                          ---                                ---
Net periodic pension cost                                                               $ 175                              $ 172
                                                                                        =====                              =====

The total amount of contributions expected to be paid by the Corporation in 2004 total $1,196, compared to $430 in 2003 due to four additional payments that the Corporation is required to make in 2004.


(8) Subordinated Debentures and Trust Preferred Securities

         Trusts formed by the Corporation, in March 2003 and March 2002, issued $7,500 of 4.41% floating rate and $5,000 of 5.59% floating rate trust preferred securities through special purpose entities as part of pooled offerings of such securities. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The Corporation may redeem the subordinated debentures, in whole but not in part, any time prior to March 26, 2008 and March 26, 2007, respectively at a price of 107.50% of face value for those issued in 2003 and 2002. After March 26, 2008 and March 26, 2007, respectively, subordinated debentures may be redeemed at face.

         Prior to December 31, 2003, the trusts were consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trusts reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trusts are no longer consolidated with the Corporation. Accordingly, the Corporation does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, as these are no longer eliminated in consolidation. Amounts previously reported as "trust preferred securities" in liabilities have

                            First Citizens Banc Corp
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trusts does not significantly change the amounts reported as the Corporation's assets, liabilities, equity, or interest expense.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Introduction
------------

         The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2004 compared to December 31, 2003 and the consolidated results of operations for the three-month period ending March 31, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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


Financial Condition
-------------------

         Total assets of the Corporation at March 31, 2004 totaled $635,891 compared to $636,423 at December 31, 2003, which was a decrease of $532. Within the structure of the assets, net loans have increased $6,447, or 1.4 percent since December 31, 2003. The commercial real estate portfolio increased by $4,612 and the commercial and agriculture portfolio increased $4,032, while residential real estate and consumer loans decreased by $1,154 and $1,304 respectively. The increase in the commercial loan portfolio is reflective of the shift in focus by the Corporation during the last two years toward commercial loans and away from residential real estate and consumer loans. The Corporation has continued to emphasize increasing its share of the local market for commercial real estate loans. New lending officers have been hired to enable the Corporation to continue its proactive approach in contacting new and current clients. Commercial lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         In the continued low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. Mr. Money continues to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $14,480 at March 31, 2004 compared to $14,442 at December 31, 2003. Loans held-for-sale increased $176, or 110.7 percent from December 31, 2003. At March 31, 2004, the net loan to deposit ratio was 94.1 percent compared to 90.1 percent at December 31, 2003.

         At March 31, 2004, available for sale securities totaled $101,569 compared to $109,508 at December 31, 2003, a decrease of $7,939. The decrease in securities was due to paydowns, calls, maturities and sales of its portfolio. Funds not used to replace these securities were used to fund other assets, primarily the loan portfolio. Bank stocks increased $58 from December 31, 2003, due to $58 in FHLB dividends.

         For the three months of operations in 2004, $435 was placed into the allowance for loan losses from earnings compared to $215 for the same period of 2003. The increase of the provision is related to the increase of the loan portfolio, especially the commercial loan portfolio, and an increase in impaired loans of $1,115 from December 31, 2003. Efforts are continually made to examine both the level and mix of the reserve by loan type as well as the overall level of the reserve. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses. Charge-offs for the first three months of 2003 were $337 compared to $637 for the same period of 2003. As part of an ongoing review of the above factors, the allowance for loan losses was adjusted from year end to reflect conditions in the first quarter of 2004. The March 31, 2004 allowance for loan losses as a percent of total loans was 1.37 percent compared to 1.34 percent at December 31, 2003.

         Office premises and equipment have decreased $65 and intangible assets have decreased $121 since December 31, 2003. The decrease in office premises and equipment is attributed to new purchases of $171 and depreciation of $236. Intangible assets decreased due to amortization of the core deposit premium.

         Total deposits at March 31, 2004 decreased $11,550 from year-end 2003. Noninterest-bearing deposits decreased $4,636 from year-end 2003. Interest-bearing deposits, including savings and time deposits, decreased $6,914 from year-end 2003. The year to date average balance of total deposits decreased $28,120 compared to the average balance of the same period 2003. As the stock market continues to recover, investors who had sought out short-term financial institution deposit products are now moving funds into different markets. The year to date 2004 average balance of savings deposits has decreased $4,757 compared to the average balance of the same period for 2003. The current average rate of these deposits is 0.41 percent compared to 0.57

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         percent in 2003. The year to date 2004 average balance of time certificates has decreased $19,724 compared to the average balance for the same period for 2003. Additionally, the year to date 2004 average balances compared to the same period in 2003 of Demand Deposits increased $6,016, while N.O.W. accounts increased $9,118, and Money Market Savings decreased $15,550.

         Total borrowed funds have increased $10,427 from December 31, 2003 to March 31, 2004. The company used FHLB advances to offset the decline in deposits experienced in the first quarter of 2004. At March 31, 2004, the Corporation had $30,800 in outstanding advances compared to $18,975 at December 31, 2003. The Corporation has notes outstanding with other financial institutions totaling $9,000 at March 31, 2004 and December 31, 2003. These notes were primarily used to fund the loan growth at Mr. Money. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $1,668 and U.S. Treasury Tax Demand Notes have increased $270.

         Shareholders' equity at March 31, 2004 was $68,971, or 10.8 percent of total assets, compared to $69,125 at December 31, 2003, or 10.9 percent of total assets. The decrease in shareholders' equity resulted from earnings of $1,163, less dividends paid of $1,359 and the increase in the market value of securities available for sale, net of tax, of $42. The Corporation paid a cash dividend on February 1, 2004 at a rate of $.27 per share. Total outstanding shares at March 31, 2004 were 5,033,203.


Results of Operations
---------------------

         Three Months Ended March 31, 2004 and 2003

         Net income for the three months ended March 31, 2004 was $1,163, or $.23 basic and diluted earnings per common share compared to $1,850 or $.37 basic and diluted earnings per common share for the same period in 2003. This was a decrease of $687, or 37.1 percent. Some of the reasons for the changes are explained below.

         Total interest income for the first three months of 2004 decreased by $902, or 10.5 percent compared to the same period in 2003. The average rate on earning assets on a tax equivalent basis for the first three months of 2004 was 5.07 percent and 5.68 percent for the first three months of 2003. The decrease in yield is due to the rate environment in which the Corporation has operated in 2004. Total interest expense for the first three months of 2004 has decreased by $466, or 20.0 percent compared to the same period of 2003. This decrease is mainly attributed to a decrease in interest on deposits of $558, a decrease in other borrowings of $16, partially offset by an increase in FHLB borrowings of $32 and an increase in trust preferred securities of $76. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings has increased due to the additional advances taken by the Corporation through March 31, 2004. The Corporations two Trust preferred issuances account for the $62 increase in Trust preferred expense. The average rate on interest-bearing liabilities for the first three months of 2004 was
         1.44 percent compared to 1.74 percent for the same period of 2003. The net interest margin on a tax equivalent basis was 4.01 percent for the

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

         three-month period ended March 31, 2004 and 4.34 percent for the same period ended March 31, 2003.

         Noninterest income for the first three months of 2004 totaled $1,723, compared to $2,140 for the same period of 2003, a decrease of $417. Revenue from computer operations, service charge income, and ATM fees all increased minimally from 2003. Gain on sale of securities decreased $183 from 2003. Citizens sold securities at a $103 gain, using the proceeds to help fund its loan growth. Gain on the sale of loans decreased $101 compared to the first three months of 2003. In the first quarter of 2003, mortgage refinancing's were at a high level as interest rates continued to be low and the demand for fixed rate mortgages was high. In 2004, the amount of refinancing's decreased as the market of customers wanting to refinance diminished. These two factors have caused the decline of gain of loan sales in 2004. Compared to March 31, 2003, Trust fees increased $92, up to $165. The Trust department continues to add assets to its portfolio, resulting in increased revenue generated by the Trust department. Other operating income declined $233 in 2004 compared with the same period of time in 2003. Within other operating income, income earned from the origination of wholesale mortgages in 2004 declined $156 compared to the first three months in 2003. As with the traditional secondary market, the amount of loans sold has declined dramatically in 2004 compared to 2003. Additionally, Citizens, revenue earned through its credit card portfolio has decreased $46. In November 2003, Citizens sold its credit card portfolio. The fees earned in the past with the portfolio will no longer be earned.

         Noninterest expense for the three months ended March 31, 2004 totaled $5,505 compared to $5,567 for the same period in 2003. This was a decrease of $62, or 1.1 percent. Salaries and benefits increased $168, or 6.5 percent compared to the first three months of 2003. Net occupancy expense increased from $322 for the first three months of 2003, to $361 in 2004, an increase of $39. This increase is primarily due to the rise in utility payments and building depreciation associated with the new operations center constructed in 2003. Equipment expense decreased $17, as a result of decreased depreciation and maintenance expense. Computer processing expense decreased by $33 compared to last year. State franchise taxes decreased $14 compared to the first three months in 2003. Professional services decreased $21 for the first three months of 2004 compared to the same period in 2003. ATM expenses increased $31 in the first quarter 2004 compared to the same period in 2003. The primary reason for the increase was due to the increased volume of transactions executed at Corporation ATM machines as well as a timing issue with an invoice in 2003.

         Income tax expense for the first three months of 2004 totaled $444 compared to $768 for the first three months of 2003. This was a decrease of $324, or 42.2 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $1,011. The effective tax rates were comparable for the three-month periods ended March 31, 2004 and March 31, 2003, at 27.6% and 29.3%, respectively.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

Capital Resources
-----------------

         Shareholders' equity totaled $68,971, at March 31, 2004 compared to $69,125 at December 31, 2003. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

                                                                                                                        To Be Well
                                                                                                                       Capitalized
                                                                                                                       Under Prompt
                                                                                           For Capital                  Corrective
                                                Corporation Ratios                          Adequacy                      Action
                                        3/31/2004                12/31/2003                 Purposes                    Provisions
                                   ---------------------    ---------------------   --------------------------   -------------------
Tier I Risk Based Capital                 13.4%                    10.9%                      4.0%                         6.0%
Total Risk Based Capital                  14.6%                    14.8%                      8.0%                        10.0%
Leverage Ratio                            10.0%                     8.1%                      4.0%                         5.0%


         The Corporation paid a cash dividend of $.27 per common share on February 1, 2004 compared to $.26 per common share on February 1, 2003.


Liquidity
---------

         Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $22,750 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $56,183 at March 31, 2004. Liquidity is also evidenced by all but $13 of its security portfolio being classified as available for sale.


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

         There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 75.2 percent of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation's usual practice is to invest excess funds in federal funds that mature and reprice daily.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of March 31, 2004 and December 31, 2003, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of March 31, 2004 or December 31, 2003.

                               Net Portfolio Value

                                      March 31, 2004                                     December 31, 2003
                       --------------------------------------------         ------------------------------------------------
          Change in     Dollar           Dollar            Percent            Dollar           Dollar            Percent
            Rates       Amount           Change            Change             Amount           Change             Change
          ----------   --------------------------------------------         ------------------------------------------------
            +400bp      69,854          (12,584)             -15%             66,508          (14,439)             -18%
            +300bp      72,623           (9,815)             -12%             69,854          (11,093)             -14%
            +200bp      75,776           (6,662)              -8%             73,288           (7,659)              -9%
            +100bp      79,086           (3,352)              -4%             77,011           (3,936)              -5%
             Base       82,438                -                -              80,947                -                -
            -100bp      84,192            1,754                2%             83,909            2,962                4%


         The relatively minor change in net portfolio value from December 31, 2003 to March 31, 2004, is primarily a result of two factors. First, long-term interest rates have decreased only slightly during 2004. The Corporation has seen an increase in the base level of net portfolio value due to a slight increase in the fair value of loans and investments, as well as a decrease in the fair value of certificates of deposits.

                            First Citizens Banc Corp
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                    Form 10-Q
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------
ITEM 4.

Controls and Procedures Disclosure
----------------------------------

         As of the end of the period covered by this quarterly report , an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp's internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  (a) EXHIBIT NO. 31.1 Certification of Chief Executive Officer pursuant
         Section 302 of the Sarbanes-Oxley Act of 2002.
         (b) EXHIBIT NO. 31.2 Certification of Chief Financial Officer pursuant
         Section 302 of the Sarbanes-Oxley Act of 2002.
         (c) EXHIBIT NO. 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (d) EXHIBIT NO. 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (e) EXHIBIT NO. 99 - Safe Harbor under the Private Securities Litigation Reform Act of 1995.
         (f) REPORTS ON FORM 8-K - Filed on April 20, 2004, announcing 2004 quarterly earnings of $0.23 per share compared to $0.37 earnings per share for 2003 and $0.35 earnings per share for 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.


First Citizens Banc Corp


/s/ David A. Voight                               May 10, 2004
------------------------------                    ------------
David A. Voight                                   Date
President



/s/ James O. Miller                               May 10, 2004
------------------------------                    ------------
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