Form 10-Q
period 2004-06-30
FIRST CITIZENS BANC CORP /OH
filed 2004-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-25980

First Citizens Banc Corp
(Exact name of registrant as specified in its charter)

Ohio	34-1558688

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

100 East Water Street, Sandusky, Ohio	44870

(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 625-4121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value
Outstanding at August 9, 2004
5,026,579 common shares

FIRST CITIZENS BANC CORP
Index

EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from financial institutions	$21,063	$21,983
Securities available for sale	89,834	109,508
Securities held to maturity (Fair value of $13 in 2004 and $14 in 2003)	12	14
Loans held for sale	208	159
Loans, net of allowance of $6,421 and $6,308	482,072	462,878
FHLB, FRB, GLBB and NCDC stock	7,328	7,211
Premises and equipment, net	9,972	10,481
Goodwill	15,052	15,052
Core deposit and other intangibles	2,263	2,506
Other assets	8,527	6,631

Total assets	$636,331	$636,423

LIABILITIES
Deposits
Noninterest-bearing	$70,734	$73,391
Interest-bearing	422,831	436,781

Total deposits	493,565	510,172
Federal Home Loan Bank advances	36,910	18,975
Securities sold under agreements to repurchase	10,511	12,115
U. S. Treasury interest-bearing demand note payable	1,526	939
Notes payable	9,000	9,000
Subordinated debentures	12,500	12,500
Accrued expenses and other liabilities	4,591	3,597

Total liabilities	568,603	567,298

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 5,326,441 shares issued	47,370	47,370
Retained earnings	28,458	28,612
Treasury stock, 299,862 and 293,238 shares at cost	(7,383)	(7,241)
Accumulated other comprehensive income (loss)	(717)	384

Total shareholders’ equity	67,728	69,125

Total liabilities and shareholders’ equity	$636,331	$636,423

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income
(Unaudited) (In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$6,978	$7,092	$13,667	$14,133
Taxable securities	645	972	1,333	2,093
Tax-exempt securities	285	392	602	778
Federal funds sold and other	2	34	—	80

Total interest income	7,910	8,490	15,602	17,084
Interest expense
Deposits	1,485	1,912	3,056	4,041
Federal Home Loan Bank advances	113	—	147	2
Subordinated debentures	142	152	280	214
Other	48	122	173	263

Total interest expense	1,788	2,186	3,656	4,520

Net interest income	6,122	6,304	11,946	12,564
Provision for loan losses	485	255	920	470

Net interest income after provision for loan losses	5,637	6,049	11,026	12,094
Noninterest income
Computer center data processing fees	281	307	571	595
Service charges	817	776	1,580	1,538
Net gain on sale of securities	—	2	106	291
Net gain on sale of loans	19	196	72	350
ATM fees	137	139	260	257
Trust fees	196	74	361	147
Other	244	483	467	939

Total noninterest income	1,694	1,977	3,417	4,117
Noninterest expense
Salaries, wages and benefits	2,467	2,661	5,205	5,231
Net occupancy expense	322	305	683	627
Equipment expense	282	318	558	611
Contracted data processing	225	231	429	468
State franchise tax	218	198	416	410
Professional services	155	197	420	483
Amortization of intangible assets	122	128	243	236
Advertising	97	109	196	207
ATM expense	83	113	185	184
Other operating expenses	1,374	1,375	2,515	2,745

Total noninterest expense	5,345	5,635	10,850	11,202

Income before taxes	1,986	2,391	3,593	5,009
Income tax expense	585	688	1,029	1,456

Net Income	$1,401	$1,703	$2,564	$3,553

Earnings per share, basic	$0.28	$0.34	$0.51	$0.71
Earnings per share, diluted	$0.28	$0.34	$0.51	$0.70
Weighted average basic common shares	5,033,130	5,033,203	5,033,166	5,033,203
Weighted average diluted common shares	5,037,558	5,043,624	5,039,655	5,042,427

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,401	$1,703	$2,564	$3,553
Unrealized holding gains and (losses) on available for sale securities	(1,732)	548	(1,562)	84
Reclassification adjustment for (gains) and losses later recognized in income	—	(2)	(106)	(291)

Net unrealized gains and (losses)	(1,732)	546	(1,668)	(207)
Tax effect	589	(185)	567	71

Total other comprehensive income (loss)	(1,143)	361	(1,101)	(136)

Comprehensive income	$258	$2,064	$1,463	$3,417

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2003	5,033,203	$47,370	$29,588	$(7,241)	$1,972	$71,689
Net income	—	—	3,553	—	—	3,553
Change in unrealized gain (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(136)	(136)
Cash dividends ($.52 per share)	—	—	(2,617)	—	—	(2,617)

Balance, June 30, 2003	5,033,203	$47,370	$30,524	$(7,241)	$1,836	$72,489

Balance, January 1, 2004	5,033,203	$47,370	$28,612	$(7,241)	$384	$69,125

Net income	—	—	2,564	—	—	2,564

Change in unrealized gain (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(1,101)	(1,101)
Purchase of treasury stock, at cost	(6,624)	—	—	(142)	—	(142)
Cash dividends ($.54 per share)	—	—	(2,718)	—	—	(2,718)

Balance, June 30, 2004	5,026,579	$47,370	$28,458	$(7,383)	$(717)	$67,728

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2004	2003
Net cash from operating activities	$4,070	$4,981
Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	2	12
Maturities and calls of securities, available-for-sale	40,024	37,182
Purchases of securities, available-for-sale	(22,744)	(27,787)
Proceeds from sale of securities, available-for-sale	241	7,124
Purchases of FRB Stock	—	(195)
Loans made to customers, net of principal collected	(20,125)	(21,682)
Proceeds from sale of OREO properties	127	—
Change in federal funds sold	—	12,700
Proceeds from sale of property and equipment	416	5
Net purchases of office premises and equipment	(382)	(837)

Net cash from investing activities	(2,441)	6,522

Cash flows from financing activities
Repayment of FHLB borrowings	—	(183)
Net change in short-term FHLB advances	2,935	—
Net change in long-term FHLB advances	15,000	—
Net change in deposits	(16,607)	(16,222)
Change in securities sold under agreements to repurchase	(1,604)	(574)
Change in U. S. Treasury interest-bearing demand note payable	587	(1,817)
Changes in notes payable	—	(3,000)
Changes in fed funds purchased	—	8,530
Purchases of treasury stock	(142)	—
Net proceeds from obligated mandatorily redeemable capital securities	—	7,500
Cash dividends paid	(2,718)	(2,617)

Net cash from financing activities	(2,549)	(8,383)

Net change in cash and due from banks	(920)	3,120
Cash and due from banks at beginning of period	21,983	23,797

Cash and due from banks at end of period	$21,063	$26,917

Cash paid during the period for:
Interest	$3,840	$4,836
Income taxes	$1,027	$1,373

Supplemental non-cash disclosures
Transfers to OREO	$194	$322

See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and it wholly-owned subsidiaries: The Citizens Banking Company (Citizens), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Citizens and Farmers are collectively referred to as the Banks. As further discussed in Note 8, trusts that had previously been consolidated with the Corporation are now reported separately as of December 31, 2003.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2004 and its results of operations and changes in cash flows for the periods ended June 30, 2004 and 2003 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2003 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2004, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 3.0% of the Corporation’s total revenues through June 30, 2004. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for less than 1 percent of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.3% of total Corporation revenues. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. Commission revenue was less than 1 percent of total revenue for the period ended June 30, 2004. First Citizens

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended June 30, 2004. Water St. revenue also totaled less than 1 percent of total revenue for the period ended June 30, 2004. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

On December 31, 2002, SFAS No. 148, “Accounting for Stock-Based Compensation” was issued and amended SFAS No. 123. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123. No stock options were granted prior to July 2, 2002.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,401	$1,703	$2,564	$3,553
Deduct: Stock-based compensation expense determined under fair value based method	19	17	38	25

Pro forma net income	$1,382	$1,686	$2,526	$3,528

Basic earnings per share as reported	$0.28	$0.34	$0.51	$0.71
Pro forma basic earnings per share	0.27	0.34	0.50	0.70
Diluted earnings per share as reported	$0.28	$0.34	$0.51	$0.70
Pro forma diluted earnings per share	0.27	0.33	0.50	0.70

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(2) Securities

     Securities at June 30, 2004 and December 31, 2003 were as follows:

		June 30, 2004
		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses
Available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$53,977	$128	$(334)
Corporate Bonds	514	—	(16)
Obligations of states and political subdivisions	28,199	822	(52)
Mortgage-back securities	6,661	46	(107)

Total debt securities	$89,351	$996	$(509)
Equity securities	483	—	—

	$89,834	$996	$(509)

June 30, 2004
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity
Mortgage-backed securities	$12	$1	$—	$13

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	December 31, 2003
		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses
Available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$64,333	$636	$(2)
Corporate Bonds	1,030	1	(8)
Obligations of states and political subdivisions	35,036	1,408	(3)
Mortgage-back securities	8,426	82	(51)

Total debt securities	108,825	2,127	(64)
Equity securities	683	93	—

Total	$109,508	$2,220	$(64)

December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held to Maturity
Mortgage-backed securities	$14	$1	$—	$15

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The amortized cost and fair value of securities at June 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$42,000	$41,992
Due after one year through five years	34,645	35,162
Due after five years through ten years	4,208	4,253
Due after ten years	1,289	1,283
Mortgage-backed securities	6,722	6,661
Equity securities	483	483

Total securities available for sale	$89,347	$89,834

		Estimated Fair
	Amortized Cost	Value
Held to Maturity
Mortgage-backed securities	$12	$13

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Proceeds	$—	$—	$241	$7,124
Gross gains	—	—	103	289
Gross losses	—	—	—	—
Security gains due to calls prior to maturity	—	2	3	2

Securities with a carrying value of approximately $71,091 and $83,813 were pledged as of June 30, 2004 and December 31, 2003, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(3) Loans

     Loans at June 30, 2004 and December 31, 2003 were as follows:

	6/30/2004	12/31/2003
Commercial and Agriculture	$59,795	$51,146
Commercial real estate	173,837	158,125
Real Estate — mortgage	206,179	205,635
Real Estate — construction	23,064	22,708
Consumer	22,657	24,765
Credit card and other	1,385	4,977
Leases	2,050	2,293

Total loans	488,967	469,649
Allowance for loan losses	(6,421)	(6,308)
Deferred loan fees	(472)	(460)
Unearned interest	(2)	(3)

Net loans	$482,072	$462,878

(4) Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance beginning of period	$6,521	$5,970	$6,308	$6,325
Loans charged-off	(682)	(459)	(1,019)	(1,096)
Recoveries	97	91	212	158
Provision for loan losses	485	255	920	470

Balance June 30,	$6,421	$5,857	$6,421	$5,857

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Average investment in impaired loans	$7,079	$5,929	$6,841	$5,952
Interest income recognized on impaired loans including interest income recognized on cash basis	95	89	210	187
Interest income recognized on impaired loans on cash basis	95	89	187	187

Information regarding impaired loans at June 30, 2004 and December 31, 2003 was as follows:

	6/30/04	12/31/03
Balance impaired loans	$6,678	$6,365
Less portion for which no allowance for loan losses is allocated	—	(924)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$6,678	$5,441

Portion of allowance for loan losses allocated to the impaired loan balance	$2,122	$1,181

Nonperforming loans were as follows:

	6/30/04	12/31/03
Loans past due over 90 days still on accrual	$1,869	$3,206
Nonaccrual	$4,029	$3,204

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2004 and December 31, 2003.

		Contract Amount
	2004		2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$4,396	$53,130	$4,199	$46,956
Overdraft protection	—	6,643	—	6,658
Letters of credit	20	3,522	70	3,377

	$4,416	$63,295	$4,269	$56,991

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 3.25% to 10.00% at June 30, 2004 and 3.25%to 8.00% at December 31, 2003. Maturities extend up to 30 years.

The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2004 and December 31, 2003 approximated $9,624 and $9,293.

(6) Merger

On March 4, 2004, the Corporation signed a letter of intent to acquire FNB Financial Corporation (“FNB”), a $215,000 bank holding company headquartered in Shelby, Ohio. The shareholders of FNB will be able to elect to receive 2.62 shares of the Corporation’s common shares, $72.00 in cash or a combination of 60% stock and 40% cash, subject to an overall limitation. At the time of the merger, FNB’s subsidiary, First National Bank of Shelby, will be merged into Farmers. The merger is subject to shareholder and regulatory approval and

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

is expected to be consummated in the fourth quarter of 2004.

(7) Pension Information

Net periodic pension expense for:

	June 30
	2004	2003
Service cost	$260	$228
Interest cost	230	212
Expected return on plan assets	166	140
Other components
Amortization of net loss/(gain) from earlier periods	60	78
Amortization of unrecognized service cost	7	7
Amortization of the remaining unrecognized net obligation/(asset) existing at the date of initial application of FASB statement no. 87	(40)	(40)

Net total components	27	45

Net periodic pension cost	$351	$345

The total amount of contributions expected to be paid by the Corporation in 2004 total $1,196, compared to $430 in 2003.

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

Prior to December 31, 2003, the trusts were consolidated in the Corporation’s financial statements, with the trust preferred securities issued by the trusts reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trusts are no longer consolidated with the Corporation. Accordingly, the Corporation does not report the securities issued by the trusts as liabilities, and instead reports as

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

liabilities the subordinated debentures issued by the Corporation and held by the trusts, as these are no longer eliminated in consolidation. Amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trusts does not significantly change the amounts reported as the Corporation’s assets, liabilities, equity, or interest expense.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Introduction

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2004, compared to December 31, 2003 and the consolidated results of operations for the three month and six month periods ending June 30, 2004 compared to the same periods in 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities, which would have a material effect if implemented.

When used in this Form 10-Q or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could effect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

Total assets of the Corporation at June 30, 2004 were $636,331 compared to $636,423 at December 31, 2003. This was a decrease of $92. Within the structure of the assets, net loans have increased $19,194, or 4.1 percent since December 31, 2003. The commercial real estate portfolio increased by $15,712, the commercial and agriculture portfolio increased $8,649, and the residential real estate portfolio increased $544, while consumer loans decreased by $2,108. This is reflective of a shift in focus by the Corporation toward commercial loans and away from residential real estate and consumer loans. The Corporation has continued to emphasize increasing its share of the local market for commercial real estate loans. New lending officers have been hired to enable the Corporation to continue its proactive approach in contacting new and current clients. Commercial lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

larger balance deposit relationships.

In the continued low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. Mr. Money continues to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $15,097 at June 30, 2004 compared to $14,442 at December 31, 2003. Loans held-for-sale increased $49, or 30.8 percent from December 31, 2003. At June 30, 2004, the net loan to deposit ratio was 97.7 percent compared to 90.1 percent at December 31, 2003.

For the six months of operations in 2004, $920 was placed into the allowance for loan losses from earnings compared to $470 for the same period of 2003. Impaired loans have increased $313, or 4.9 percent since year end, while the portion of the allowance for loan losses allocated to these impaired loans has increased $941. Efforts are continually made to examine both the level and mix of the reserve by loan type as well as the overall level of the reserve. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. In 2003, the Corporation’s reserve calculation began to evolve to provide a more detailed reserve adequacy calculation. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses. With the enhanced details included in the reserve calculation, the Corporation increased the provision for loan losses in the second quarter 2004 to maintain an adequate level in the reserve. Net charge-offs for the first six months of 2004 were $807, compared to $938 for the same period of 2003. The primary cause of this decline is due to the quality of the Corporation’s consumer loan portfolio. The credit quality of these loans has continued to improve over the last year due to the tightening of underwriting standards. Based on its knowledge of the consumer loan portfolio, management believes the charge-off rate experienced last year will continue to decline with the new underwriting standards in place. The June 30, 2004 allowance for loan losses as a percent of total loans was 1.31 percent compared to 1.34 percent at December 31, 2003.

At June 30, 2004, available for sale securities totaled $89,834 compared to $109,508 at December 31, 2003, a decrease of $19,674. The decrease in securities was due to paydowns, calls, maturities and sales. Funds not used to replace these securities were used to fund other assets, such as loans. Bank stocks increased $117 from December 31, 2003 due to FHLB stock dividends received.

Office premises and equipment have decreased $509 and intangible assets have decreased $243 since December 31, 2003. The decrease in office premises and equipment is attributed to

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

depreciation of $475 and disposals of $416 offset by new purchases of $382. In May of 2004, Citizens sold one of its branches included in the disposals, recognizing a $73 gain on the sale. Intangible assets decreased due to amortization of the core deposit premium and noncompete agreement.

Total deposits at June 30, 2004 decreased $16,607 from year-end 2003. Noninterest-bearing deposits, representing demand deposit balances, decreased $2,657 from year-end 2003. Interest-bearing deposits, including savings and time deposits, decreased $13,950 from year-end 2003. The year to date average balance of total deposits decreased $29,531 compared to the average balance of the same period 2003. As the stock market continues to recover, investors who had sought out short-term financial institution deposit products are now moving funds into different markets. The year to date 2004 average balance of savings deposits has decreased $3,973 compared to the average balance of the same period for 2003. The current average rate of these deposits is 0.41 percent compared to 0.50 percent in 2003. The year to date 2004 average balance of time certificates has decreased $22,613 compared to the average balance for the same period for 2003. Additionally, the year to date 2004 average balances compared to the same period in 2003 of Demand Deposits increased $3,539, while N.O.W. accounts increased $6,834, and Money Market Savings decreased $11,709.

Total borrowed funds have increased $16,908 from December 31, 2003 to June 30, 2004. The company used FHLB advances to offset the decline in deposits experienced in the first six months of 2004. At June 30, 2004, the Corporation had $36,910 in outstanding advances compared to $18,975 at December 31, 2003. The advances consist of $21,910 of 1.5% overnight funds and a $15,000, 3.03% two year advance. The Corporation has notes outstanding with other financial institutions totaling $9,000 at both June 30, 2004 and December 31, 2003. These notes were primarily used to fund the loan growth at Mr. Money. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $1,604, and U.S. Treasury Tax Demand Notes have increased $587.

Shareholders’ equity at June 30, 2004 was $67,728, or 10.7 percent of total assets, compared to $69,125 at December 31, 2003, or 10.9 percent of total assets. The change in shareholders’ equity is made up of earnings of $2,564, less dividends paid of $2,718, the decrease in the market value of securities available for sale, net of tax, of $1,101, and the purchase treasury shares totaling $142. The Corporation paid a cash dividend on February 1, 2004 and May 1, 2004 at a rate of $.27 per share. Total outstanding shares at June 30, 2004 were 5,026,579.

Results of Operations

Six Months Ended June 30, 2004 and 2003

Net income for the six months ended June 30, 2004 was $2,564, or $.51 per diluted share compared to $3,553 or $.70 per diluted share for the same period in 2003. This was a decrease of $989, or 27.8 percent. Some of the reasons for the changes are explained below.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Total interest income for the first six months of 2004 decreased $1,482, or 8.7 percent compared to the same period in 2003. The average rate on earning assets on a tax equivalent basis for the first six months of 2004 was 5.04 percent and 5.57 percent for the first six months of 2003. The decrease in yield is a reflection of the rate environment we continue to experience. Total interest expense for the first six months of 2004 has decreased by $864, or 19.1 percent compared to the same period of 2003. This decrease is mainly attributed to a decrease in interest on deposits of $985, a decrease in other borrowings of $90, partially offset by in increase in interest on FHLB borrowings of $145 and an increase in subordinated debentures of $66. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings increased due to the use of overnight advances instead of fed funds purchased to offset the decline in deposits as well as the 2 year, $15,000 advance taken out in the second quarter of 2004. The average rate on interest-bearing liabilities for the first six months of 2004 was 1.37 percent compared to 1.61 percent for the same period of 2003. The net interest margin on a tax equivalent basis was 4.08 percent for June 30, 2004 and 4.38 percent for June 30, 2003.

Noninterest income for the first six months of 2004 totaled $3,417, compared to $4,117 for the same period of 2003, a decrease of $700. Service charges on deposit accounts increased $42 in 2004 compared to the same period in 2003. Check Protect generated an additional $38 in service charge income in the first six months of the year 2004 compared to the same period in 2003. Revenue from computer operations decreased $24 while ATM fees increased $3. Both gains on sales of securities and loans declined during the first six months of 2004 compared to the same period in 2003. In 2003, the Citizens sold several securities that resulted in a gain of $289, while in 2004 securities that were sold resulted in gains of $103. In the first six months of 2003, mortgage refinancing’s were at a high level as interest rates continued to be low and the demand for fixed rate mortgages was high. In 2004, the amount of refinancing’s decreased as the market of customers wanting to refinance diminished. These two factors have caused the decline of gain of loan sales in 2004 of $278. As the Trust department continues to add assets to its portfolio, the amount of fee income generated also continues to grow. Through June 30, 2004, the fees generated total $361 compared to $147 through June 30, 2003, an increase of $214. Other operating revenue decreased $472 due to the following reasons. Commission from the origination of wholesale mortgages decreased $328 in the first six months of 2004 compared to the same period in 2003. As with the traditional secondary market, the amount of loans sold has declined dramatically in 2004 compared to 2003. Additionally, Citizens, revenue earned through its credit card portfolio has decreased $90. In November 2003, Citizens sold its credit card portfolio; therefore the fees earned in the past with the portfolio will no longer be earned.

Noninterest expense for the six months ended June 30, 2004 totaled $10,848 compared to $11,202 for the same period in 2003. This was a decrease of $354, or 3.2 percent. Salaries and benefits decreased $26, or 0.5 percent compared to the first six months of 2003. Occupancy expense increased $56 compared to 2003 due to utility payments and depreciation expense on the operations center constructed in November 2003. Equipment expense decreased $53,

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

as a result of decreased depreciation and maintenance expense. Computer processing expense decreased $3, advertising expense decreased $11, and professional fees decreased by $63. State franchise taxes increased $6, amortization expense increased $6, and ATM expense increased $1. The decrease in other operating expenses of $230 can be explained by the following. In 2003, the Corporation opened branches in new markets. As a result of entering new markets, items such as loan promotion expenses, business promotion, postage, and stationary and supplies were increased to gain visibility in the new markets. In 2004, these items decreased by $83 from 2003. With the decline in loans sold on the secondary markets, the expenses to originate these loans also declined. Comparing the first six months of 2003 to 2004, a decrease in expense of $39 resulted. Finally, due to the Citizens sale of its credit card portfolio, the expense on credit cards decreased $71 during the first six months of 2004 compared to the same period in 2003.

Income tax expense for the first six months of 2004 totaled $1,029 compared to $1,456 for the first six months of 2003. This was a decrease of $427, or 28.2 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $1,416. The effective tax rates were comparable for the six-month periods ended June 30, 2004 and June 30, 2003, at 28.6% and 29.1%, respectively.

Three Months Ended June 30, 2004 and 2003

Net income for the three months ended June 30, 2004 was $1,401 or $.28 per diluted share compared to $1,703 or $.34 per diluted share for the same period in 2003. This was a decrease of $300, or 17.6 percent. Some of the reasons for the changes are explained below.

Total interest income for the second quarter of 2004 decreased $580, or 6.8 percent compared to the same period in 2003. Interest on fees and loans decreased $114, or 1.6 percent compared to the same period in 2002. This decrease is mainly due to the continued decline in average yield of the loan portfolio. The average rate on earning assets on a tax equivalent basis for the second quarter of 2004 was 5.17 percent and 5.59 percent for the same period of 2003. Total interest expense for the second quarter of 2004 decreased $398, or 18.2 percent compared to the same period of 2003. The average rate on interest-bearing liabilities for the second quarter of 2004 was 1.44 percent compared to 1.66 percent for the same period of 2003. The net interest margin on a tax equivalent basis was 4.14 percent for the three-month period ended June 30, 2004 and 4.42 percent for the three-month period ended June 30, 2003.

Noninterest income for the second quarter of 2004 totaled $1,694, compared to $1,977 for the same period of 2003, a decrease of $283. Service charge fees increased $41 in the second quarter 2004 compared to the same period in 2003. Check Protect generated an additional $48 in service charge income. Computer processing fees decreased $26, ATM fees and gains on sales of securities decreased $2. Trust fees increased $122 as the Trust department continues to grow its asset portfolio. Other fees decreased $239 primarily because of the

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

following reasons. Commission from the origination of wholesale mortgages decreased $158 in the second quarter of 2004 compared to the same period in 2003 as the amount of loans sold on the secondary market declined. Credit card fees earned in the second quarter of 2004 decreased $45 compared to 2003 since Citizens no longer offers its credit card products.

Noninterest expense for the quarter ended June 30, 2004 totaled $5,345 compared to $5,635 for the same period in 2003. This was a decrease of $290, or 5.2 percent. Salaries and benefits decreased $194, or 7.3 percent compared to the second quarter of 2003, due primarily to the closing of two bank branches. Computer processing expense decreased by $6 compared to last year. State franchise taxes increased $20 compared to the first six months in 2003. Professional services decreased $42 for the first six months of 2004 compared to the same period in 2003. ATM expenses decreased $30 in the second quarter 2004 compared to the same period in 2003.

Income tax expense for the second quarter totaled $585 compared to $688 for the same period in 2003. This was a decrease of $103, or 15.0 percent. The effective tax rates were comparable for the three-month periods ended June 30, 2004 and June 30, 2003, were 29.4% and 28.8%, respectively.

Capital Resources

Shareholders’ equity totaled $67,728, at June 30, 2004 compared to $69,125 at December 31, 2003. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	6/30/2004	12/31/03	Purposes	Provisions
Tier I Risk Based Capital	13.0%	13.6%	4.0%	6.0%
Total Risk Based Capital	14.3%	14.8%	8.0%	10.0%
Leverage Ratio	9.9%	10.1%	4.0%	5.0%

The Corporation paid a cash dividend of $.27 per common share on February 1, 2004 and May 1, 2004 compared to $.26 per common share on February 1, 2003 and May 1, 2003.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Liquidity

Liquidity as it relates to the banking entities of the Corporation is the ability to meet the cash demand and credit needs of its customers. The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $22,750 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $47,325 at June 30, 2004. Liquidity is also evidenced by all but $12 of its security portfolio being classified as available for sale.

Critical Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses is deemed critical since it involves the use of estimates and requires significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and note 4 (Allowance for Loan Losses) of the 2003 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since December 31, 2003.

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Banks do not maintain a trading account for any class of financial instrument and the Corporation is not affected by foreign currency exchange rate risk or commodity price risk.

Interest rate risk is the risk that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over interest paid on interest-bearing liabilities. One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using gap analysis. The gap is defined as the repricing variance

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling rates as the average rate on interest-bearing liabilities falls faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation’s Assets and Liability Management Policy is to maintain a laddered gap position. One strategy is to originate variable rate loans tied to market indices. Such loans reprice as the underlying market index changes. Currently, approximately 77.0 percent of the Corporation’s loan portfolio reprices on at least an annual basis. The Corporation’s usual practice is to invest excess funds in federal funds that mature and reprice daily.

The following table provides information about the potential impact on the net fair value of the Corporation’s financial instruments as of June 30, 2004 and December 31, 2003, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of June 30, 2004 or December 31, 2003. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. From a risk management perspective, the Corporation believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2004			December 31, 2003
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+400 bp	71,347	(8,374)	-11%	66,508	(14,439)	-18%
+300 bp	73,071	(6,650)	-8%	69,854	(11,093)	-14%
+200bp	75,164	(4,557)	-6%	73,288	(7,659)	-9%
+100bp	77,411	(2,310)	-3%	77,011	(3,936)	-5%
Base	79,721	—	—	80,947	—	—
-100bp	80,727	1,006	1%	83,909	2,962	4%

The change in net portfolio value from December 31, 2003 to June 30, 2004, is a larger change in absolute dollars than we have seen in recent comparisons. As rates have increased slightly during the second quarter 2004, the Corporation has seen a decrease in the base level and the spread between the base and each of the rate shocked levels of net portfolio. There are two factors primarily that led to the change. First, we had an increase in other borrowings,

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

mostly overnight advances, as a source of funding at the same time the investment portfolio shrunk. Additionally, as rates rose, there was a decrease in the fair value of the investment portfolio, which was only partially offset by a decrease in the fair value of certificates of deposits.

ITEM 4.

Controls and Procedures Disclosure

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp’s internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

First Citizens Banc Corp
Other Information
Form 10-Q

Part II -	Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes In Securities and Use of Proceeds
During the second quarter of 2004, we purchased shares of our common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
June 1, 2004 through				No publicly announced
June 30, 2004	6,624	$21.36	0	repurchase program in place

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting on April 20, 2004, for the purpose of considering and voting on the following:

	1.)	To elect four Class I directors to serve terms of three years or until their successors are elected and qualified.

The summary of the voting of common shares outstanding was as follows:

Director Candidate	For	Withheld
John L. Bacon	3,958,579.28	210,991.13
Allen R. Nickles	4,067,214.41	102,356.00
Leslie D. Stoneham	4,085,708.41	83,862.00
David A. Voight	4,103,326.41	66,244.00

The following directors’ terms of office continued after the meeting:

Robert L. Bordner, Mary Lee G. Close, Blythe A. Friedley, Richard B. Fuller, W. Patrick Murray, George L. Mylander, Robert Ransom, and Daniel J. White

First Citizens Banc Corp
Other Information
Form 10-Q

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
(b) Exhibit No. 31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
(c) Exhibit No. 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d) Exhibit No. 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(e) Exhibit No. 99 — Safe Harbor under the Private Securities Litigation Reform Act of 1995.
(f) Reports on Form 8-K — Filed on April 20, 2004, announcing 2004 quarterly earnings of $0.23 per share compared to $0.37 earnings per share for 2003 and $0.35 earnings per share for 2002.

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp
/s/ David A. Voight	August 9, 2004

David A. Voight	Date
President , Chief Executive Officer

/s/ James O. Miller	August 9, 2004

James O. Miller	Date
Executive Vice President

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

(3)(i)	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(3)(ii)	Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(4)	Certificate for Registrant’s Common Stock is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Safe Harbor under private Securities Litigation Reform Act of 1995 is incorporated by reference to Exhibit 99 of First Citizens Banc Corp’s Annual Report for the year ended December 31, 1999, filed on March 24, 000.