Form 10-Q
period 2004-09-30
FIRST CITIZENS BANC CORP /OH
filed 2004-11-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: ............................................................................................................................................... September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................................................................................... to ...................................................................................

Commission File Number: ................................................................................................................................................................... 0-25980

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 East Water Street, Sandusky, Ohio	44870

(Address of principle executive offices)	(Zip Code)

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

Common Stock, no par value
Outstanding at November 1, 2004
5,026,579 common shares

FIRST CITIZENS BANC CORP

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from financial institutions	$20,115	$21,983
Securities available for sale	86,283	109,508
Securities held to maturity (Fair value of $12 in 2004 and $14 in 2003)	11	14
Loans held for sale	262	159
Loans, net of allowance of $6,623 and $6,308	485,586	462,878
FHLB, FRB, GLBB, and NCDC stock	7,387	7,211
Premises and equipment, net	9,952	10,481
Goodwill	15,052	15,052
Core deposit and other intangibles	2,142	2,506
Other assets	8,491	6,631

Total assets	$635,281	$636,423

LIABILITIES
Deposits
Noninterest-bearing	$73,022	$73,391
Interest-bearing	406,883	436,781

Total deposits	479,905	510,172
Federal Home Loan Bank advances	38,720	18,975
Securities sold under agreements to repurchase	9,803	12,115
U. S. Treasury interest-bearing demand note payable	1,719	939
Notes payable	8,000	9,000
Subordinated debentures	25,000	12,500
Accrued expenses and other liabilities	5,353	3,597

Total liabilities	568,500	567,298
SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 5,326,441 shares issued	47,370	47,370
Retained earnings	27,086	28,612
Treasury stock, 299,862 and 293,238 shares at cost	(7,383)	(7,241)
Accumulated other comprehensive income (loss)	(292)	384

Total shareholders’ equity	66,781	69,125

Total liabilities and shareholders’ equity	$635,281	$636,423

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$7,150	$7,010	$20,817	$21,143
Taxable securities	589	793	1,922	2,886
Tax-exempt securities	263	372	865	1,150
Federal funds sold and other	5	7	5	87

Total interest income	8,007	8,182	23,609	25,266
Interest expense
Deposits	1,539	1,755	4,595	5,796
Federal Home Loan Bank advances	156	—	303	2
Trust preferred securities	158	138	438	352
Other	98	109	271	372

Total interest expense	1,951	2,002	5,607	6,522

Net interest income	6,056	6,180	18,002	18,744
Provision for loan losses	510	520	1,430	990

Net interest income after provision for loan losses	5,546	5,660	16,572	17,754
Noninterest income
Computer center data processing fees	298	290	869	885
Service charges	827	756	2,407	2,294
Net gain on sale/calls of securities	1	9	107	300
Net gain on sale of loans	45	204	117	554
ATM fees	150	112	410	369
Trust fees	224	90	585	237
Other	328	307	795	1,246

Total noninterest income	1,873	1,768	5,290	5,885
Noninterest expense
Salaries, wages and benefits	2,719	2,685	7,924	7,916
Net occupancy expense	305	300	988	927
Equipment expense	273	304	831	915
Contracted data processing	212	215	641	683
State franchise tax	193	173	609	583
Professional services	197	185	617	668
Amortization of intangible assets	121	129	364	365
Advertising	98	121	294	327
ATM Expense	131	102	316	287
Other operating expenses	1,265	1,397	3,780	4,142

Total noninterest expense	5,514	5,611	16,364	16,813

Income before taxes	1,905	1,817	5,498	6,826
Income tax expense	563	510	1,592	1,966

Net Income	$1,342	$1,307	$3,906	$4,860

Earnings per share, basic	$0.27	$0.26	$0.78	$0.97
Earnings per share, diluted	$0.27	$0.26	$0.78	$0.96
Weighted average basic common shares	5,026,579	5,033,203	5,030,946	5,033,203
Weighted average diluted common shares	5,032,251	5,040,939	5,036,209	5,041,951

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$1,342	$1,307	$3,906	$4,860
Unrealized holding gains and (losses) on available for sale securities	645	(1,131)	(917)	(1,047)
Reclassification adjustment for gains later recognized in income	(1)	(9)	(107)	(300)

Net unrealized gains and (losses)	644	(1,140)	(1,024)	(1,347)
Tax effect	(219)	387	348	458

Total other comprehensive income (loss)	425	(753)	(676)	(889)

Comprehensive income	$1,767	$554	$3,230	$3,971

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2003	5,033,203	$47,370	$29,588	$(7,241)	$1,972	$71,689
Net income	—	—	4,860	—	—	4,860
Change in unrealized gain (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(889)	(889)
Cash dividends ($.78 per share)	—	—	(3,927)	—	—	(3,927)

Balance, September 30, 2003	5,033,203	$47,370	$30,521	$(7,241)	$1,083	$71,733

Balance, January 1, 2004	5,033,203	$47,370	$28,612	$(7,241)	$384	$69,125
Net income	—	—	3,906	—	—	3,906
Change in unrealized gain (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(676)	(676)
Purchase of treasury stock, at cost	(6,624)	—	—	(142)	—	(142)
Cash dividends ($.81 per share)			(4,075)			(4,075)
Dividends declared ($.27 per share)	—	—	(1,357)	—	—	(1,357)

Balance, September 30, 2004	5,026,579	$47,370	$27,086	$(7,383)	$(292)	$66,781

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2004	2003
Net cash from operating activities	$3,802	$7,929
Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	2	20
Maturities and calls of securities, available-for-sale	57,187	55,243
Purchases of securities, available-for-sale	(34,305)	(29,090)
Proceeds from sale of securities, available-for-sale	243	7,124
Purchases of FRB Stock	—	(195)
Loans made to customers, net of principal collected	(24,189)	(37,683)
Proceeds from sale of OREO properties	329	240
Change in federal funds sold	—	12,700
Proceeds from sale of property and equipment	416	7
Net purchases of office premises and equipment	(582)	(2,001)

Net cash from investing activities	(899)	6,365
Cash flows from financing activities
Repayment of FHLB borrowings	—	(183)
Net change in short-term FHLB advances	(10,255)	—
Proceeds from long-term FHLB advances	30,000	—
Net change in deposits	(30,267)	(14,173)
Change in securities sold under agreements to repurchase	(2,312)	185
Change in U. S. Treasury interest-bearing demand note payable	780	(4,289)
Changes in notes payable	(1,000)	(4,000)
Changes in fed funds purchased	—	6,425
Purchases of treasury stock	(142)	—
Net proceeds from obligated mandatorily redeemable capital securities	12,500	7,500
Cash dividends declared and paid	(4,075)	(3,927)

Net cash from financing activities	(4,771)	(12,462)

Net change in cash and due from banks	(1,868)	1,832
Cash and due from banks at beginning of period	21,983	23,797

Cash and due from banks at end of period	$20,115	$25,629

Cash paid during the period for:
Interest	$6,095	$6,728
Income taxes	$1,684	$1,915
Supplemental non-cash disclosures
Transfers to OREO	$847	$695

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

The consolidated financial statements include the accounts of First Citizens Banc Corp (First Citizens) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), The Farmers State Bank of New Washington (Farmers), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Citizens and Farmers are collectively referred to as the Banks. As further discussed in Note 8, trusts that had previously been consolidated with the Corporation are now reported separately as of December 31, 2003 and thereafter.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2004 and its results of operations and changes in cash flows for the periods ended September 30, 2004 and 2003 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2003 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. In 2004, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 3.0% of the Corporation’s total revenues through September 30, 2004. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for 0.8% of total Corporation revenues. Mr. Money provides consumer and real estate financing that the Banks would not normally provide to B and C credits at a rate commensurate with the risk. Mr. Money accounted for 4.2% of total Corporation revenues. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. Commission revenue was less than 1 percent of total revenue for the period ended September 30, 2004. First Citizens Insurance

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1 percent of total revenue for the period ended September 30, 2004. Water St. revenue also totaled less than 1 percent of total revenue for the period ended September 30, 2004. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$1,342	$1,307	$3,906	$4,860
Deduct: Stock-based compensation expense determined under fair value based method	19	19	57	45

Pro forma net income	$1,323	$1,288	$3,849	$4,815

Basic earnings per share as reported	$0.27	$0.26	$0.78	$0.97
Pro forma basic earnings per share	0.26	0.26	0.77	0.96
Diluted earnings per share as reported	$0.27	$0.26	$0.78	$0.96
Pro forma diluted earnings per share	0.26	0.26	0.76	0.96

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

     2) Securities

          Securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U. S. Treasury securities and obligations of U.S. Government corporations and agencies	$51,985	$159	$(34)
Corporate Bonds	517	—	(9)
Obligations of states and political subdivisions	27,134	995	(5)
Mortgage-back securities	6,166	52	(26)

Total debt securities	$85,802	$1,206	$(74)
Equity securities	481	—	—

	$86,283	$1,206	$(74)

September 30, 2004
		Gross	Gross
	Carrying	Unrecognized	Unrecognized
Held to Maturity	Value	Gains	Losses	Fair Value
Mortgage-backed securities	$11	$1	$—	$12

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	December 31, 2003
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$64,333	$636	$(2)
Corporate Bonds	1,030	1	(8)
Obligations of states and political subdivisions	35,036	1,408	(3)
Mortgage- back securities	8,426	82	(51)

Total debt securities	108,825	2,127	(64)
Equity securities	683	93	—

Total	$109,508	$2,220	$(64)

December 31, 2003
		Gross	Gross
	Carrying	Unrecognized	Unrecognized
Held to Maturity	Value	Gains	Losses	Fair Value
Mortgage- backed securities	$14	$1	$—	$15

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$33,305	$33,406
Due after one year through five years	39,741	40,553
Due after five years through ten years	4,202	4,397
Due after ten years	1,283	1,280
Mortgage -backed securities	6,140	6,166
Equity securities	481	481

Total securities available for sale	$85,152	$86,283

		Estimated Fair
Held to maturity	Carrying Amount	Value
Mortgage -backed securities	$11	$12

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds	$2	$—	$243	$7,124
Gross gains	1	—	104	289
Gross losses	—	—	—	—
Security gains due to calls prior to maturity	—	9	3	11

Securities with a carrying value of approximately $68,995 and $83,813 were pledged as of September 30, 2004 and December 31, 2003, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(3) Loans

Loans at September 30, 2004 and December 31, 2003 were as follows:

	9/30/2004	12/31/2003
Commercial and Agriculture	$59,062	$51,146
Commercial real estate	185,330	158,125
Real Estate — mortgage	202,203	205,635
Real Estate — construction	21,648	22,708
Consumer	21,614	24,765
Credit card and other	923	4,977
Leases	1,893	2,293

Total loans	492,673	469,649
Allowance for loan losses	(6,623)	(6,308)
Deferred loan fees	(462)	(460)
Unearned interest	(2)	(3)

Net loans	$485,586	$462,878

(4) Allowance for Loan Losses

A summary of the activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance beginning of period	$6,421	$5,857	$6,308	$6,325
Loans charged-off	(407)	(649)	(1,426)	(1,745)
Recoveries	99	68	311	226
Provision for loan losses	510	520	1,430	990

Balance at September 30,	$6,623	$5,796	$6,623	$5,796

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three and nine months ended September 30.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Average investment in impaired loans	$7,173	$5,793	$7,048	$5,939
Interest income recognized on impaired loans including interest income recognized on cash basis	90	90	300	277
Interest income recognized on impaired loans on cash basis	90	90	300	277

Information regarding impaired loans at September 30, 2004 and December 31, 2003 was as follows:

	9/30/04	12/31/03
Balance impaired loans	$7,668	$6,365
Less portion for which no allowance for loan losses is allocated	—	924

Portion of impaired loan balance for which an allowance for credit losses is allocated	$7,668	$5,441

Portion of allowance for loan losses allocated to the impaired loan balance	$2,289	$1,181

Nonperforming loans were as follows.

	9/30/04	12/31/03
Loans past due over 90 days still on accrual	$445	$3,206
Nonaccrual	$4,284	$3,204

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2004 and December 31, 2003.

	Contract Amount
	2004		2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$5,583	$56,507	$4,199	$46,956
Overdraft protection	—	6,639	—	6,658
Letters of credit	20	3,558	70	3,377

	$5,603	$66,704	$4,269	$56,991

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above totaled had interest rates ranging from 3.50% to 7.75% at September 30, 2004 and 3.25% to 8.00% at December 31, 2003. Maturities extend up to 30 years.

The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2004 and December 31, 2003 approximated $9,749 and $9,293.

(6) Merger

On March 4, 2004, the Corporation signed a letter of intent to acquire FNB Financial Corporation (“FNB”), a bank holding company headquartered in Shelby, Ohio with total assets of approximately $215,000. The shareholders of FNB will be able to elect to receive 2.62 shares of the Corporation’s common shares, $72.00 in cash or a combination of 60% stock and 40% cash, subject to an overall limitation. At the time of the merger, FNB’s subsidiary, First National Bank of Shelby, will be merged into Farmers. The merger received

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

shareholder and regulatory approval and was completed October 8, 2004. This merger added approximately $88,000 in net loans and $81,000 in securities, and $167,000 in deposits to Farmers balance sheet.

(7) Pension Information

Net periodic pension expense for:

	September 30
	2004	2003
Service cost	$390	$341
Interest cost	344	317
Expected return on plan assets	249	210
Other components
Amortization of net loss/(gain) from earlier periods	90	116
Amortization of unrecognized service cost	10	10
Amortization of the remaining unrecognized net obligation/(asset) existing at the date of initial application of FASB statement No. 87	(59)	(59)

Net total components	41	67

Net periodic pension cost	$526	$515

The total amount of contributions expected to be paid by the Corporation in 2004 total $1,177, compared to $430 in 2003.

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

Additionally, a trust formed in September 2004 by the Corporation issued $12,500 of 6.05% fixed rate for five years, then becoming floating rate trust preferred securities through a special purpose entity as part of a pooled offering of such securities. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

debentures represent the sole assets of the trusts. The Corporation may redeem the subordinated debentures, in whole but not in part, any time prior to September 20, 2009 at a price of 107.50% of face value. After September 20, 2009 subordinated debentures may be redeemed at face.

Prior to December 31, 2003, the trusts issued in 2002 and 2003 were consolidated in the Corporation’s financial statements, with the trust preferred securities issued by the trusts reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trusts are no longer consolidated with the Corporation. Accordingly, the Corporation does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, as these are no longer eliminated in consolidation. Amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trusts does not significantly change the amounts reported as the Corporation’s assets, liabilities, equity, or interest expense.

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.

Management’s Discussion and Analysis Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2004, compared to December 31, 2003 and the consolidated results of operations for the three month and nine month periods ending September 30, 2004 compared to the same periods in 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

The Corporation is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the liquidity, capital resources, or operations except as discussed herein. Also, the Corporation is not aware of any current recommendation by regulatory authorities, which would have a material effect if implemented.

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

Financial Condition

Total assets of the Corporation at September 30, 2004 totaled $635,281 compared to $636,423 at December 31, 2003. This was a decrease of $1,142, or 0.2 percent. Within the structure of the assets, net loans have increased $22,708, or 4.9 percent since December 31, 2003. The commercial real estate portfolio increased by $27,205 and the commercial and agriculture portfolio increased $7,916, while residential real estate and consumer loans decreased by $3,432 and $3,151 respectively. This is reflective of a shift in focus by the Corporation toward

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

commercial loans and away from residential real estate and consumer loans. The Corporation has continued to emphasize increasing its share of the local market for commercial real estate loans. New lending officers have been hired to enable the Corporation to continue its proactive approach in contacting new and current clients. Commercial lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships.

In the continued low interest rate environment, the greatest demand for residential real estate loans has been for a fixed rate loan. Rather than add these loans to the portfolio, the Corporation has generally sold these loans on the secondary market. This has allowed for additional funding to be used for commercial lending. Mr. Money continues to service the needs of B and C credit customers for consumer and real estate financing that the Banks would not normally provide, and at a rate commensurate with the risk. Mr. Money had loans outstanding of $15,095 at September 30, 2004 compared to $14,442 at December 31, 2003. Loans held-for-sale increased $103, or 64.8 percent from December 31, 2003. At September 30, 2004, the net loan to deposit ratio was 101.2 percent compared to 90.1 percent at December 31, 2003.

For the nine months of operations in 2004, $1,430 was placed into the allowance for loan losses from earnings compared to $990 for the same period of 2003. Impaired loans have increased $1,303, or 20.5 percent since year end, while the portion of the allowance for loan losses allocated to these impaired loans has increased $1,108. Efforts are continually made to examine both the level and mix of the reserve by loan type as well as the overall level of the reserve. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. In 2003, the Corporation’s reserve calculation began to evolve to provide a more detailed reserve adequacy calculation. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses. With the enhanced details included in the reserve calculation, the Corporation decreased the provision for loan losses in the third quarter 2004 to maintain an adequate level in the reserve. Net charge-offs for the first nine months of 2004 were $1,115, compared to $1,519 for the same period of 2003. The primary cause of this decline is due to the quality of the Corporation’s consumer loan portfolio. The credit quality of these loans has continued to improve over the last year due to the tightening of underwriting standards. Based on its knowledge of the consumer loan portfolio, management believes the charge-off rate experienced last year will continue to decline with the new underwriting standards in place. The September 30, 2004 and December 31, 2003 allowance for loan losses as a percent of total loans was 1.34 percent.

At September 30, 2004, available for sale securities totaled $86,283 compared to $109,508 at December 31, 2003, a decrease of $23,225. The decrease in securities was due to paydowns,

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

calls, maturities and sales of its portfolio. Funds from the decline in securities were used to fund other assets, such as loans. Bank stocks increased $176 from December 31, 2003, due to $176 received in FHLB stock dividends.

Office premises and equipment have decreased $529 and intangible assets have decreased $364 since December 31, 2003. The decrease in office premises and equipment is attributed to new purchases of $582, depreciation of $695, and disposals of $416. The disposals consist primarily of a sale of a Citizens branch in May of 2004, which resulted in a $73 gain on the sale. Intangible assets decreased due to amortization of the core deposit premium and noncompete agreement.

Total deposits at September 30, 2004 decreased $30,267 from year-end 2003. Noninterest-bearing deposits, representing demand deposit balances, decreased $369 from year-end 2003. Interest-bearing deposits, including savings and time deposits, decreased $29,898 from year-end 2003. The year to date average balance of total deposits decreased $31,722 compared to the average balance of the same period 2003. As the stock market stabilized in 2004, investors who had sought out short-term financial institution deposit products are now moving funds into different markets. The year to date 2004 average balance of savings deposits has decreased $5,082 compared to the average balance of the same period for 2003. The current average rate of these deposits is 0.41 percent compared to 0.45 percent in 2003. The year to date 2004 average balance of time certificates has decreased $26,625 compared to the average balance for the same period for 2003. Additionally, the year to date 2004 average balances compared to the same period in 2003 of Demand Deposits increased $2,893, while N.O.W. accounts increased $5,516, and Money Market Savings decreased $7,340.

Total borrowed funds have increased $29,713 from December 31, 2003 to September 30, 2004. The company used FHLB advances as well as another Trust Preferred issuance to offset the decline in deposits experienced in the first nine months of 2004. At September 30, 2004, the Corporation had $38,720 in outstanding advances compared to $18,975 at December 31, 2003. The advances consist of $8,720 of 2.0% overnight funds, a $15,000, 3.03% two year advance, and a $15,000, 3.25% twenty-seven month advance. Additionally, the Corporation increased its Obligated Mandatorily Redeemable Capital Securities by $12,500. This security, as well as the two securities issued in 2002 of $5,000 and $7,500 in 2003 is a 30-year issuance. The proceeds of this security were to be used to fund the cash portion of the FNB merger to be completed in October 2004. The Corporation has notes outstanding with other financial institutions totaling $8,000 at September 30, 2004 after a scheduled $1,000 paydown was made during the quarter. This compares to the $9,000 outstanding at December 31, 2003. These notes were primarily used to fund the loan growth at Mr. Money. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $2,312, and U.S. Treasury Tax Demand Notes have increased $780.

Shareholders’ equity at September 30, 2004 was $66,781, or 10.5 percent of total assets, compared to $69,125 at December 31, 2003, or 10.9 percent of total assets. The change in

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

shareholders’ equity is made up of earnings of $3,906, less dividends paid of $4,075 and declared of $1,357, the decrease in the market value of securities available for sale, net of tax, of $676, and the purchase of treasury shares totaling $142. The Corporation paid a cash dividend on February 1, 2004, May 1, 2004, and August 1, 2004 at a rate of $.27 per share. In September 2004, the Corporation declared a $.27 dividend to be paid in the fourth quarter.

Results of Operations

Nine Months Ended September 30, 2004 and 2003

Net income for the nine months ended September 30, 2004 was $3,906, or $.78 per diluted share compared to $4,860 or $.96 per diluted share for the same period in 2003. This was a decrease of $954, or 19.6 percent. Some of the reasons for the changes are explained below.

Total interest income for the first nine months of 2004 decreased $1,657, or 6.6 percent compared to the same period in 2003. The average rate on earning assets on a tax equivalent basis for the first nine months of 2004 was 5.21 percent and 5.35 percent for the first nine months of 2003. The decrease in yield is a reflection of the rate environment we continue to experience. Average loans increased $44,996 from September 30, 2003 to September 30, 2004. Income earned on the loan portfolio decreased $326 from 2003 to 2004 due to the decline in yield more than offsetting the impact of the higher average balance of loans. Income earned on the security portfolio through the first nine months in 2004 decreased $1,249 compared to the same period in 2003 due to the decrease in the security portfolio. Total interest expense for the first nine months of 2004 has decreased by $915, or 14.0 percent compared to the same period of 2003. This decrease is mainly attributed to a decrease in interest on deposits of $1,201 and a decrease in other borrowings of $101, offset by an increase in interest on FHLB borrowings of $301 and an increase of $86 on Trust preferred securities. Interest on other borrowings decreased due to the continued decline in interest rates on the borrowings. Interest on FHLB borrowings increased due to the use of overnight advances instead of fed funds purchased to offset the decline in deposits as well as the two long-term advances of $15,000 each taken out in the second and third quarter of 2004. The average rate on interest-bearing liabilities for the first nine months of 2004 was 1.39 percent compared to 1.50 percent for the same period of 2003. The net interest margin on a tax equivalent basis was 4.06 percent for the nine-month period ended September 30, 2004 and 4.36 percent for the nine-month period ended September 30, 2003.

Noninterest income for the first nine months of 2004 totaled $5,290, compared to $5,885 for the same period of 2003, a decrease of $595. Service charges on deposit accounts increased $113 in 2004 compared to the same period in 2003. Check Protect generated an additional $103 in service charge income in the first nine months of the year 2004 compared to the same period in 2003. Revenue from computer operations decreased $16 while ATM fees increased $41. Both gains on sales of securities and loans declined during the first nine months of 2004 compared to the same period in 2003. In 2003, Citizens sold several securities that resulted in

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

a gain of $289, while in 2004 securities sold resulted in gains of $104. In the first nine months of 2003, mortgage refinancings were at a high level as interest rates continued to be low and the demand for fixed rate mortgages was high. In 2004, the amount of refinancings decreased as the market of customers wanting to refinance diminished. These two factors have caused the decline of gain of loan sales in 2004 of $437. As the Trust department continues to add assets to its portfolio, the amount of fee income generated also continues to grow. Through September 30, 2004, the fees generated total $585 compared to $237 through September 30, 2003, an increase of $348. Other operating revenue decreased $451 due to the following reasons. Commission from the origination of wholesale mortgages decreased $323 in the first nine months of 2004 compared to the same period in 2003. As with the traditional secondary market, the amount of loans sold has declined dramatically in 2004 compared to 2003. Additionally, Citizens revenue earned through its credit card portfolio has decreased $126 due to the sale of its credit card portfolio in November 2003.

Noninterest expense for the nine months ended September 30, 2004 totaled $16,364 compared to $16,813 for the same period in 2003. This was a decrease of $449, or 2.7 percent. Salaries and benefits increased $8, or 0.1 percent compared to the first nine months of 2003. Occupancy expense increased $61 compared to 2003 due to utility payments and depreciation expense on the operations center constructed in November 2003. Equipment expense decreased $84, as a result of decreased depreciation and maintenance expense. Computer processing expense decreased $42, advertising expense decreased $33, professional fees decreased by $51, and the amortization of intangible assets decreased $1. State franchise taxes increased $26 and ATM expense increased $29. The decrease in other operating expenses of $362 can be explained by the following. In 2003, the Corporation opened branches in new markets. As a result of entering new markets, items such as loan promotion expenses, business promotion, postage, and stationery and supplies were increased to gain visibility in the new markets. In 2004, these items decreased by $162 from 2003. With the decline in loans sold on the secondary markets, the expenses to originate these loans also declined. Comparing the first nine months of 2003 to 2004, a decrease in expense of $62 resulted. Finally, due to the Citizens sale of its credit card portfolio, the expense on credit cards decreased $103 during the first nine months of 2004 compared to the same period in 2003.

Income tax expense for the first nine months of 2004 totaled $1,592 compared to $1,966 for the first nine months of 2003. This was a decrease of $374, or 19.0 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $1,328. The effective tax rates were comparable for the nine-month periods ended September 30, 2004 and September 30, 2003, at 29.0% and 28.8%, respectively.

Three Months Ended September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $1,342 or $.27 per diluted

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

share compared to $1,307 or $.26 per diluted share for the same period in 2003. This was an increase of $35, or 2.7 percent. Some of the reasons for the changes are explained below.

Total interest income for the third quarter of 2004 decreased $175, or 2.1 percent compared to the same period in 2003. Interest on fees and loans increased $140, or 2.0 percent compared to the same period in 2003. The loan portfolio average balance increased in the third quarter 2004 compared to the third quarter 2003 from $455,334 to $493,192. This increase in balance offset the decline in yield experienced in the third quarter, resulting in the $140 increase in interest on fees and loans. The average rate on earning assets on a tax equivalent basis for the third quarter of 2004 was 5.21 percent and 5.39 percent for the same period of 2003. Total interest expense for the third quarter of 2004 decreased $51, or 2.5 percent compared to the same period of 2003. The average rate on interest-bearing liabilities for the third quarter of 2004 was 1.61 percent compared to 1.53 percent for the same period of 2003. The net interest margin on a tax equivalent basis was 4.04 percent for the three-month period ended September 30, 2004 and 4.33 percent for the three-month period ended September 2003.

Noninterest income for the third quarter of 2004 totaled $1,873, compared to $1,768 for the same period of 2003, an increase of $105. Service charge fees, which include fees generated from Check Protect, increased $71 in the third quarter 2004 compared to the same period in 2003. Computer processing fees increased $8, ATM fees increased $38, other fees increased $21, and gains on sales of securities decreased $8. Gains on the sale of loans decreased $159 compared the same period in 2003 for the same reason as the year-to-date decrease in gains. Trust fees increased $134 as the Trust department continues to grow its asset portfolio.

Noninterest expense for the quarter ended September 30, 2004 totaled $5,514 compared to $5,611 for the same period in 2003. This was a decrease of $97, or 1.7 percent. Salaries and benefits increased $34, or 1.3 percent compared to the third quarter of 2003, due primarily to an increase in hospitalization expense. Equipment expense declined $31 due to decreases in depreciation expense. Computer processing expense decreased by $3, amortization of intangibles decreased $8, and advertising expense decreased $23 compared to last year. State franchise taxes increased $20 compared to the first nine months in 2003. Professional services increased $12 for the first nine months of 2004 compared to the same period in 2003. ATM expenses increased $29 in the third quarter 2004 compared to the same period in 2003, while other operating expenses decreased $132 primarily due to the following. The costs associated with opening new branches in 2003, such as loan promotion expenses, business promotion, postage, and stationary and supplies, were not need in 2004. These costs decreased $40 in the third quarter 2004 compared to the third quarter 2003. Additionally, costs associated with credit cards decreased $32 with Citizens no longer offering the product. Loan origination expense decreased $23 in the third quarter 2004 compared to 2003 as the number of loans sold on the secondary market declined.

Income tax expense for the third quarter totaled $563 compared to $510 for the same period in 2003. This was an increase of $53, or 10.4 percent. The effective tax rates were comparable

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

for the three-month periods ended September 30, 2004 and September 30, 2003, were 29.6% and 28.1%, respectively.

Capital Resources

Shareholders’ equity totaled $66,781, at September 30, 2004 compared to $69,125 at December 31, 2003. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	9/30/2004	12/31/03	Purposes	Provisions
Tier I Risk Based Capital	13.7%	13.6%	4.0%	6.0%
Total Risk Based Capital	16.6%	14.8%	8.0%	10.0%
Leverage Ratio	10.4%	10.1%	4.0%	5.0%

The Corporation paid cash dividends of $.27 per common share each on February 1, 2004, May 1, 2004, and August 1, 2004 compared to $.26 per common share each on February 1, 2003, May 1, 2003, and August 1, 2003.

Liquidity

The Banks maintain a conservative liquidity position. Liquidity is evidenced by all but $11 of securities being classified as available for sale. At September 30, 2004, securities with maturities of one year or less totaled $33,406. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for September 30, 2004 was $3,802. This includes net income of $3,906 minus net adjustments of $104 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(899) at September 30, 2004, resulting from security purchases and increases in loans which more than offset maturities, prepayments, and sales of securities. Cash from financing activities in 2003 totaled $(4,771). This includes the decrease in deposits, increases of FHLB borrowings, proceeds from obligated mandatorily redeemable capital securities, the payments of dividends and changes in other borrowings. Cash from operating activities was less than cash used by investing and financing activities

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

by $1,868, which resulted in a decrease in cash and cash equivalents to $20,115.

Future loan demand of the Banks can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank (FHLB). The Banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $22,750 and the Banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $50,861 at September 30, 2004.

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

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
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

Net Portfolio Value

	September 30, 2004			December 31, 2003
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+400bp	63,103	(2,797)	-4%	56,198	(14,439)	-20%
+300bp	63,424	(2,476)	-4%	59,544	(11,093)	-16%
+200bp	64,099	(1,801)	-3%	62,978	(7,659)	-11%
+100bp	64,965	(935)	-1%	66,701	(3,936)	-6%
Base	65,900	—	—	70,637	—	—
-100bp	65,731	(169)	0%	73,599	2,962	4%

The change in net portfolio value from December 31, 2003 to September 30, 2004, is a larger change in absolute dollars than we have seen in recent comparisons. As rates have increased slightly during the second and third quarters of 2004, the Corporation has seen a decrease in the base level and the spread between the base and each of the rate shocked levels of net portfolio. There are two factors primarily that led to the change. First, we had an increase in other borrowings, mostly overnight advances, as a source of funding at the same time the investment portfolio shrunk. Additionally, as rates rose, there was a decrease in the fair value of the investment portfolio, which was only partially offset by a decrease in the fair value of certificates of deposits.

First Citizens Banc Corp
Managements’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 4.

Controls and Procedures Disclosure

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp’s management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that there were no significant changes in First Citizens Banc Corp’s internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

On October 8, 2004 the Corporation completed the merger with FNB Financial Corporation, which merged The First National Bank of Shelby with The Farmers State Bank of New Washington. The combined bank was renamed First Citizens Bank. First Citizens Bank will draw from the practices and procedures of both banks. As a result, there will be significant changes made in the control procedures at the new bank and the documentation and testing of such controls and procedures may not be completed by December 31, 2004. If we are not able to complete this process, we may need to issue an adverse report on our internal controls, which could cause our external auditors to issue an adverse report as well.

First Citizens Banc Corp
Other Information
Form 10-Q

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

First Citizens Banc Corp
Signatures
Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ David A. Voight	November 9, 2004

David A. Voight	Date
President , Chief Executive Officer

/s/ James O. Miller	November 9, 2004

James O. Miller	Date
Executive Vice President

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

(3)(i)	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

(3)(ii)	Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

(4)	Certificate for Registrant’s Common Stock is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.