Form 10-K
period 2004-12-31
FIRST CITIZENS BANC CORP /OH
filed 2005-03-16
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0 – 25980

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688

State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

100 East Water Street, Sandusky, Ohio	44870

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 625 – 4121

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2004 was $85,860,360.

As of January 31, 2005, there were 5,807,402 shares of no par value common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Annual Report to Shareholders for fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 2000, as amended. The Corporation’s office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $817,509,687 at December 31, 2004. FCBC and its subsidiaries are referred to together as the Corporation.

THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio, one branch banking office in Castalia, Ohio, and one Loan Production office in Port Clinton, Ohio. As part of the acquisition, which was completed in April 2002, of Independent Community Banc Corp. (ICBC) and its subsidiary, The Citizens National Bank of Norwalk, which was merged into Citizens in 2002, Citizens now provides trust services. This subsidiary accounts for 59.6% of the Corporation’s consolidated assets at December 31, 2004.

FIRST CITIZENS BANK (First Citizens), formerly known as The Farmers State Bank and acquired by the Corporation in 1998, was organized and chartered under the laws of the State of Ohio in 1916. First Citizens is an insured bank under the Federal Deposit Insurance Act. First Citizens maintains its main office at 102 South Kibler Street, New Washington, Ohio and operates branch offices in Crestline, Ohio, Willard, Ohio and the Ohio Villages of Chatfield, Tiro, Richwood and Green Camp. First Citizens also has a loan production office in Marion, Ohio. Through a merger in 2004 with FNB Financial Corp., First Citizens also operates branch offices in Shelby, Ohio and the Ohio villages of Greenwich, Plymouth, and Shiloh. This subsidiary accounts for 38.1% of the Corporation’s consolidated assets at December 31, 2004. First Citizens will be selling the branches in the villages of Green Camp and Richwood in January 2005.

SCC RESOURCES INC. (SCC) is organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including Citizens and First Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA), whereby SCC agreed to sell all of its contracts for providing data processing services to community banks to JHA. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2004.

R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds provides real estate appraisal services, for lending purposes, to Citizens and First Citizens as well as to other financial institutions. Reynolds accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2004.

MR. MONEY FINANCE COMPANY (Mr. Money) was formed in year 2000 under the laws of the State of Ohio, to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in

Mansfield, Ohio. Loans for Mr. Money come from direct consumer lending to customers and loans from third party home improvement vendors. Mr. Money accounts for 1.9% of the Corporation’s consolidated assets as of December 31, 2004.

FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) was formed in 2001 to provide customers with a seamless mortgage product with improved service. Assets of the Title Agency are not significant as of December 31, 2004.

FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was also formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2004.

WATER STREET PROPERTIES (Water St.) was formed to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2004.

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

General

The Corporation’s primary business is incidental to the two subsidiary banks. Citizens and First Citizens, located in Erie, Crawford, Huron, Union, Marion, Richland, and Ottawa Counties, Ohio, conduct a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 74% of total revenue for 2004, 68% of total revenue for 2003, and 69% of total revenue in 2002. The primary focus of lending was real estate mortgages, but has now moved towards commercial loan products. Residential real estate mortgages comprised 40% of the total loan portfolio in 2004, 44% of the total loan portfolio in 2003, and 50% of the total loan portfolio in 2002. Commercial and agricultural loans comprised 13% of the total loan portfolio in 2004, 11% in 2003, and 11% in 2002, while commercial real estate loans comprised 36% in 2004, 34% in 2003, and 28% in 2002. Citizens’ and First Citizens’ loan portfolios do not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens and First Citizens. The ability of the subsidiary banks to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, each subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. Earnings have been sufficient to support asset growth at the subsidiary banks and at the same time provide funds to FCBC for shareholder dividends.

The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

Competition

The primary market area for Citizens and First Citizens is Erie, Huron and Crawford counties. A secondary market includes portions of Union, Marion, Richland, and Ottawa counties. Citizens and First Citizens were operated as independent commercial banks in their respective market area. Traditional financial service competition for the subsidiary banks consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Employees

FCBC has no employees. The subsidiary companies employ approximately 293 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Privacy Provisions of Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer’s right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLB Act affect how consumer information is conveyed to outside vendors. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Federal Deposit Insurance Corporation (FDIC). The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of FCBC’s bank subsidiaries are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary banks had risk-based capital ratios above “well capitalized” requirements at December 31, 2004.

Community Reinvestment Act. The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9(a) “Controls and Procedures” of this form 10-K for FCBC’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiaries

In addition to regulation of FCBC, FCBC’s banking subsidiaries are subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of their own securities, limitations on the payment of dividends and other aspects of banking operations.

As Ohio chartered banks, both of FCBC’s banking subsidiaries, Citizens and First Citizens, are supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens is a member of the Federal Reserve System. Both banks are subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the banks and not for their shareholders. In addition, Mr. Money is supervised and regulated by, and is subject to periodic examinations by, the State of Ohio Department of Commerce, Division of Financial Institutions.

The deposits of Citizens and First Citizens are insured by the Bank Insurance Fund of the FDIC, and both entities are subject to the Federal Deposit Insurance Act. First Citizens is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence.

Effects of Government Monetary Policy

The earnings of the subsidiary banks are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Banks, and are expected to continue to do so in the future.

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

FCBC’s Internet address is www.fcza.com The Corporation will provide a copy of FCBC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to shareholders upon request. Materials that FCBC files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20459. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Statistical Information

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding

Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2004 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2004, 2003 and 2002 is included on pages 16 through 18 - “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Registrant’s 2004 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2004	2003	2002
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$118,100	$64,333	$102,780
Corporate bonds	512	1,030	2,475
Obligations of states and political subdivisions	26,964	35,036	41,458
Mortgage-backed securities	8,411	8,426	7,803

Total debt securities	153,987	108,825	154,516

Equity securities	481	683	652

Total	$154,468	$109,508	$155,168

Held to Maturity (1)

Mortgage-backed securities	$11	$14	$42

(1) The Corporation has no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2004 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,338	2.62%	$72,762	2.95%	$—	—%	$—	—%
Obligations of states and political subdivisions (1)	6,305	3.99	14,725	4.21	4,122	3.71	1,812	3.81
Corporate bonds	—	—	512	2.00	—	—	—	—
Mortgage-backed securities			—	—	5,685	4.09	2,726	2.66
Equity securities	—	—	—	—	—	—	481	—

Total	$51,643	2.79%	$93,684	3.22%	$6,848	3.29%	$2,293	3.01%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity

Mortgage-backed securities	$—	—	$11	7.59%	$—	—	$—	—

III. Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial and agricultural	$76,469	$51,146	$46,495	$26,708	$26,416
Commercial real estate	202,616	158,125	116,674	70,616	60,546
Residential real estate	228,467	205,635	210,931	204,496	217,344
Real estate construction	25,315	22,708	13,179	9,402	9,684
Consumer	32,807	24,765	30,278	23,100	29,509
Leases	1,723	2,293	1,302	435	590
Credit card and other	1,213	4,977	3,700	2,315	2,979

	$568,610	$469,649	$422,559	$337,072	$347,068

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

In October 2003, Citizens sold its credit card portfolio to a third party provider, and therefore no longer offered credit card loans. However, due to the merger in 2004, First Citizens now does provide credit card loans. All such loans are made on an unsecured basis. As unsecured credit, they pose the greatest credit risk to the Corporation.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2004 and 2003, the Corporation was contingently liable for $3,399,000 and $3,447,000 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2004 and 2003, the Corporation had commitments to extend credit in the aggregate amounts of approximately $80,908,000 and $57,813,000. Of these amounts, $74,349,000 and $51,155,000 represented lines of credit and construction loans, and $6,559,000 and $6,658,000 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2004 and 2003.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2004, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$33,430	$22,504	$20,957	$76,891
Commercial real estate	8,120	24,766	169,730	202,616
Real estate construction	4,082	4,157	17,076	25,315

	$45,632	$51,427	$207,763	$304,822

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$19,861	$31,566
Due after five years	11,213	196,550

	$31,074	$228,116

The preceding maturity information is based on contract terms at December 31, 2004 and does not include any possible “rollover” at maturity date. In the normal course of business, the Corporation considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$8,273	$3,204	$3,468	$2,413	$1,368

Loans contractually past due 90 days or more as to principal or interest payments (2)	318	3,206	2,414	2,818	558

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	—	87	158	467	634

Total	$8,591	$6,497	$6,040	$5,698	$2,560

Impaired loans included in above totals	4,945	420	879	1,973	2,778
Impaired loans not included in above totals	9,588	5,945	6,050	1,592	2,374

Total impaired loans	$14,533	$6,365	$6,929	$3,565	$5,152

There are no loans as of December 31, 2004, other than those disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2004.

(1)	Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

Interest income recognition associated with impaired loans was as follows.

	(Dollars in thousands)
	2004	2003	2002	2001	2000
Interest income on impaired loans, including interest income recognized on a cash basis	$463	$409	$346	$184	$344

Interest income on impaired loans recognized on a cash basis	$463	$409	$346	$184	$344

There were no foreign outstandings for any period presented.

No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$507,164	$445,205	$431,243	$346,696	$314,071

Allowance for loan losses at beginning of year	$6,308	$6,325	$4,865	$4,107	$4,274
Loan charge-offs:
Commercial and agricultural and commercial real estate	1,173	344	382	987	612
Real estate mortgage	884	873	222	29	166
Real estate construction	—	—	—	—	—
Consumer	810	1,056	877	392	447
Leases	—	—	—	—	—
Credit card and other	21	83	36	52	46

	2,888	2,356	1,517	1,460	1,271

Recoveries of loans previously Charged-off:
Commercial and agricultural and commercial real estate	187	37	75	249	75
Real estate mortgage	190	43	50	68	57
Real estate construction	—	—	—	—	—
Consumer	329	290	230	52	148
Leases	—	—	—	21	—
Credit card and other	29	25	18	25	17

	735	395	373	415	297

Net charge-offs (1)	(2,153)	(1,961)	(1,144)	(1,045)	(974)
Balance from acquisition	5,746	—	1,426	—	—
Provision for loan losses (2)	1,805	1,944	1,178	1,803	807

Allowance for loan losses at end of year	$11,706	$6,308	$6,325	$4,865	$4,107

Allowance for loan losses as a percent of loans at year-end	2.06%	1.34%	1.50%	1.45%	1.19%

Ratio of net charge-offs during the year to average loans outstanding	0.43%	0.44%	0.27%	0.30%	0.31%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business’.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2004		2003
		Percentage		Percentage
		of loans to		of loans to
(Dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$3,227	13.5%	$1,153	10.9%
Commercial real estate	5,097	35.6	1,946	33.7
Real estate mortgage	2,067	40.1	1,173	43.8
Real estate construction	67	4.5	87	4.8
Consumer	1,175	5.8	314	5.3
Credit card and other	15	0.2	—	1.0
Leases	9	0.3	7	0.5
Unallocated	49	—	1,628	—

	$11,706	100.0%	$6,308	100.0%

	2002		2001
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$803	11.0%	$223	7.9%
Commercial real estate	1,455	27.6	1,116	21.0
Real estate mortgage	1,392	49.9	1,313	60.8
Real estate construction	51	3.1	17	2.8
Consumer	415	7.2	347	6.9
Credit card and other	14	0.9	7	0.5
Leases	3	0.3	46	0.1
Unallocated	2,192	—	1,796	—

	$6,325	100.0%	$4,865	100.0%

	2000
		Percentage
		of loans to
	Allowance	total loans
Commercial and agricultural	$316	7.8%
Commercial real estate	969	17.4
Real estate mortgage	1,439	62.6
Real estate construction	12	2.8
Consumer	327	8.5
Credit card and other	8	0.8
Leases	—	0.1
Unallocated	1,036	—

	$4,107	100.0%

First Citizens Banc Corp’s commercial banking affiliates, as well as other commercial banks, measured the adequacy of the allowance for loan and lease losses utilizing historic loss patterns, delinquency patterns, and included a heavy reliance to peer and industry statistics. Recent changes in accounting and regulatory perspectives of the allocation for loan and lease losses has resulted in increased analysis of the loan portfolios with greater emphasis on determining specific allocations to specific loans or groups of loans and less emphasis on a non specific generalized reserve. While one historic measure of the allowance for loan and lease losses to total loans increased from 1.34% in 2003 to 2.06% in 2004, the unallocated reserve of First Citizens Banc Corp and its affiliates has decreased from $1,628 in 2003 to $49 in 2004 reflecting the results of the increased specific analysis of the reserve.

As the Corporation continues its shift towards more commercial real estate and commercial agricultural loans, the allocation of the reserve to these loans has also grown. Consumer loss allocation declined in 2003 due to several factors. The credit quality of these loans had improved over the past few years due to the tightening of underwriting standards. Also, based on its knowledge of the consumer loan portfolio, management believed the charge-off rate experienced in the last few years was not a trend but rather the impact of more relaxed underwriting standards in the past. In 2004, these factors remained true. However, managements’ estimation of the allocation of the loss reserve was adjusted in 2004 based on the consumer loan portfolio acquired through the merger with FNB. The acquired consumer loan portfolio had a larger portion of troubled loans than the Corporations’ consumer portfolio before the acquisition. Therefore, management believed that more reserves needed to be allocated to the consumer portfolio.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$82,860	N/A	$71,797	N/A	$62,707	N/A
Interest-bearing demand deposits	76,548	0.68%	66,923	0.64%	69,586	1.05%
Savings, including Money Market deposit accounts	176,018	0.53%	177,855	0.67%	168,480	1.55%
Certificates of deposit, including IRA’s	204,209	2.35%	214,226	2.72%	233,096	3.19%

	$539,635		$530,801		$533,869

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2004 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$21,084	$739	$21,823
Over 3 through 6 months	5,338	259	5,597
Over 6 through 12 months	9,124	1,690	10,814
Over 12 months	14,188	1,286	15,474

	$49,734	$3,974	$53,708

Return on Equity and Assets

Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of First Citizens Banc Corp’s 2004 Annual Report to Shareholders. The dividend payout ratio was 117.4% in 2004, 118.2% in 2003 and 87.8% in 2002.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located at page 44 of the Annual Report to Shareholders) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 16 and 18 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2004, 2003 and 2002.

Item 2. Properties

FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, branch banking offices in the Ohio communities of Berlin Heights, Castalia, and Huron, and a loan production office in Port Clinton, Ohio. First Citizens maintains its main office at 102 South Kibler Street, New Washington, Ohio. First Citizens also owns and operates a branch banking office in the Ohio communities of Chatfield, Tiro, Richwood and Green Camp. First Citizens also leases two branch banking offices in the Ohio communities of Willard and Crestline, as well as leasing a loan production office in Marion, Ohio. As a result of the completed merger, First Citizens also operates branch offices in Shelby, Ohio, and the Ohio villages of Greenwich, Plymouth, and Shiloh. SCC maintains its processing center located at 303 Howard Drive, Sandusky, Ohio. Reynolds and SCC lease offices at 303 Howard Drive. Mr. Money leases two properties, one in Sandusky, Ohio and the other in Mansfield, Ohio.

FCBC has two wholly-owned subsidiary banks, a wholly-owned item processing company subsidiary, a wholly owned finance company, a wholly-owned real estate appraisal company subsidiary, a wholly owned title insurance agency, a wholly owned insurance agency, and a wholly owned property liquidation company.

Item 3. Legal Proceedings

The Corporation’s management is aware of no pending or threatened litigation in which the Corporation faces potential loss or exposure that will materially affect the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Information required by this section is incorporated by reference to the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of First Citizens Banc Corp’s 2004 Annual Report to Shareholders.

Item 6. Selected Financial Data

Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 and 2 of First Citizens Banc Corp’s 2004 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - As of December 31, 2004 and December 31, 2003 and for the Years Ending December 31, 2004, 2003 and 2002

Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 5 through 21 of First Citizens Banc Corp’s 2004 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 21 through 23 of First Citizens Banc Corp’s 2004 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Financial Data

First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp’s 2004 Annual Report to Shareholders (Exhibit 13.1, pages 32 through 62). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 62.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets
December 31, 2004 and 2003

Consolidated Statements of Income
For each of the three years in the period ended December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.

Item 9(a). Controls and Procedures Disclosures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report in timely alerting them to the material information required to be included in our periodic SEC filings.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rule 13a-15 under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we are in the process of conducting an evaluation of our internal control over financial reporting based on the framework in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have not yet completed this evaluation and so have not included in this Annual Report on Form 10-K our “Management’s Annual Report on Internal Control Over Financial Reporting” required by Item 308(a) of Regulation S-K (the “Management’s Report”) or the related “Attestation Report of our Independent Registered Public Accounting Firm” required by Item 308(b) of Regulation S-K (the “Attestation Report”). Securities Exchange Act Release No. 34-50754, which was issued on November 30, 2004, provides that, subject to certain conditions, issuers may defer filing of these reports this year for up to 45 days after the due date of the related Annual Report on Form 10-K. In accordance with the terms of this Release, we have not included the Management’s Report or the Attestation Report in our Annual Report on Form 10-K.

In connection with the pending evaluation, management, along with our Independent Registered Public Accounting Firm, has identified a material weakness in the documentation and testing of the control structure over financial reporting at First Citizens Banc Corp. With the merger that was completed in October 2004, the internal control structure at the newly formed First Citizens Bank was changed. It is the goal of management to implement consistent controls at both of the banks. Due to this change, the testing and documentation of the internal control structure at First Citizens Bank could not be fully completed by December 31, 2004. The material weakness in our internal control structure at First Citizens Bank is in the process of being remediated.

As a result of the material weakness, we will not be able to conclude in our Management’s Report that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K and management and the Auditors may be unable to express an opinion on the effectiveness of the controls over financial reporting by the May 2, 2005 filing deadline. The material weakness described above does not have a material adverse impact on the accuracy of the Company’s financial statements contained in the 10-K, as evidenced by the opinion of the Auditors on page 25 of the Annual Report, as incorporated by reference.

Item 9(b). Other Information

There was no information the Corporation was required to disclose in a report 8-K during the fourth quarter of 2004 that was not disclosed.

PART III

Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp’s Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 19, 2005, (“2005 Proxy Statement”) dated March 18, 2005, to be filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report.

Item 10. Directors and Executive Officers of the Registrant

The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” of the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation,” “First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan,” “Defined Benefit Pension Plan of the Corporation,” “Defined Contribution Plan,” “Employment and Change in Control Agreements,” “Performance Report,” and “Report of Compensation, Benefits, and Liability Committee” of the 2005 Proxy Statement is incorporated by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Information Concerning Directors and Nominees” of the 2005 Proxy Statement is incorporated by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

The information contained under the caption “Transactions /Proceedings with Directors, Officers and Associates” of the 2005 Proxy Statement is incorporated by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Principal Independent Accountants”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” of the 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a Part of the Report

1	Financial Statements. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets
December 31, 2004 and 2003

Consolidated Statements of Income
For the three years ended December 31, 2004

Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2004

Consolidated Statements of Cash Flows
For the three years ended December 31, 2004

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 3(i) First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3(ii) of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4 of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to First Citizens Banc Corp 2000 DEF 14/A filed on March 24, 2000.

10.2	Employment agreement with James E. McGookey

10.3	Employment agreement with James L. Nabors II

10.4	Employment agreement with George E. Steinemann

10.5	Change in Control Agreement - David A. Voight

10.6	Change in Control Agreement - James O. Miller

10.7	Change in Control Agreement - Charles C. Riesterer

10.8	Change in Control Agreement - Todd A. Michel

10.9	Change in Control Agreement - Leroy C. Link

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2004 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Citizens Banc Corp

By	/s/ David A. Voight
David A. Voight, President (Principal Executive Officer)

By	/s/ Todd A. Michel
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2005 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ John L. Bacon	/s/ David A. Voight

John L. Bacon	David A. Voight
Director	President and CEO, Director

/s/ Robert L. Bordner	/s/ George L. Mylander

Robert L. Bordner	George L. Mylander
Director	Director

/s/ Mary Lee G. Close	/s/ Allen R. Nickles, CPA, CFE

Mary Lee G. Close	Allen R. Nickles, CPA, CFE
Director	Director

/s/ Blythe A. Friedley	/s/ Robert L. Ransom

Blythe A. Friedley	Robert L. Ransom
Director	Director

/s/ Richard B. Fuller	/s/ Leslie D. Stoneham

Richard B. Fuller	Leslie D. Stoneham
Director	Director

/s/ W. Patrick Murray	/s/ Daniel J. White

W. Patrick Murray Daniel	J. White
Director	Director

/s/ J. George Williams

J. George Williams
Director

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 3(i) First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3(ii) of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4 of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to First Citizens Banc Corp 2000 DEF 14/A filed on March 24, 2000.

10.2	Employment agreement with James E. McGookey

10.3	Employment agreement with James L. Nabors II

10.4	Employment agreement with George E. Steinemann

10.5	Change in Control Agreement - David A. Voight

10.6	Change in Control Agreement - James O. Miller

10.7	Change in Control Agreement - Charles C. Riesterer

10.8	Change in Control Agreement - Todd A. Michel

10.9	Change in Control Agreement - Leroy C. Link

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2004 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.