Form 10-K/A
period 2004-12-31
FIRST CITIZENS BANC CORP /OH
filed 2005-05-02
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 0 — 25980

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688

State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

100 East Water Street, Sandusky, Ohio	44870

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(419) 625 - 4121

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

As of March 10, 2005 there were 5,807,402 shares of no par value common shares issued and outstanding.

ITEM 9A. CONTROLS AND PROCEDURES (Amended)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit 23.2 Consent
Exhibit 31.1 Certification 302-CEO
Exhibit 31.2 Certification 302-CFO
Exhibit 32.1 Certification 906-CEO
Exhibit 32.2 Certification 906-CFO

Explanatory Note

First Citizens Banc Corp is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to amend and restate Item 9A in its entirety to include Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting, which were excluded from its Form 10-K in reliance on a 45 day extension of time allowed by the SEC for companies of a certain size to file these reports.

Except as described above, no other changes were made to the original Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES (Amended)

Evaluation of Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Corporation carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses disclosed below in “Management’s Report on Internal Control over Financial Reporting”.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2004, the Corporation did not complete all of the documentation and testing required by section 404 of the Sarbanes-Oxley Act of 2002 as it pertains to one of its banking affiliates, First Citizens Bank. This affiliate was formed on October 8, 2004 as the result of a merger between an existing affiliate, The Farmers State Bank, and an acquired company, First National Bank of Shelby. Although the work was incomplete as of December 31, 2004, management is continuing to perform the work necessary to complete the process. Additionally, in the fourth quarter of 2004 the Corporation did not properly apply generally accepted accounting principles regarding certain transactions. Specifically, these transactions related to the discount rate used to calculate periodic pension expense, the reclassification of loans no longer intended to be held to maturity and the calculation of the fair value of identifiable intangible assets and related deferred tax amounts pertaining to a business combination. These transactions were identified after discussion with the Corporation’s independent registered public accounting firm and were corrected prior to the release of the Corporation’s earnings for the fourth quarter and year ended December 31, 2004.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of

the material weaknesses described above, management believes that, as of December 31, 2004, the Corporation’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting in the Most Recent Fiscal Quarter

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2004 that has materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s independent registered public accounting firm has issued their report on management’s assessment of the Corporation’s internal control over financial reporting which follows.

Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We were engaged to audit management’s assessment included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting that First Citizens Banc Corp did not maintain effective internal control over financial reporting as of December 31, 2004 because of material weaknesses (as described below) based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). First Citizens Banc Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The Company has not completed its documentation and testing of financially significant applications related to its wholly-owned subsidiary, First Citizens Bank. On October 8, 2004, First Citizens Banc Corp. completed its acquisition of FNB Financial Corp. (“FNB”) and merged FNB’s wholly owned subsidiary, First National Bank of Shelby with First Citizens Bank Corp’s wholly owned subsidiary, Farmers State Bank of New Washington. Effective upon the merger, the combined bank changed its name to First Citizens Bank.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As noted above, the Company has not completed its documentation and testing of financially significant applications related to its wholly-owned subsidiary, First Citizens Bank. This effects management’s ability to effectively monitor risks relating to applications that are significant to financial reporting. And, in the fourth quarter of 2004 management did not properly apply generally accepted accounting principles for certain transactions involving pension expense, loan sales and business combinations as follows:

As of December 31, 2004, the Company did not maintain effective controls over the recognition of pension expense. Specifically controls were not in place to monitor the discount rate used in the determination of periodic pension expense.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over its accounting for loans held for sale. Specifically, controls were not in place to monitor the classification of loans that were no longer intended to be held for long-term investment or until maturity or repayment.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over the recording of fair value adjustments in business combinations. Specifically, controls were not in place to monitor the assumptions used in deriving estimated fair values for identifiable intangible assets and related deferred tax amounts.

The financial statement errors resulting from these transactions were identified and corrected prior to the release of the Company’s financial statements as of and for the year ended December 31, 2004 as a result of our intervention. However, these control deficiencies result in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that these conditions constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete their documentation and testing of internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Citizens Banc Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Citizens Banc Corp as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Cleveland, Ohio
April 29, 2005

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a Part of the Report

1	Financial Statements. The following financial statements, together with the applicable report of independent auditors, is incorporated by reference to Item 8 of First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets
December 31, 2004 and 2003

Consolidated Statements of Income
For the three years ended December 31, 2004

Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2004

Consolidated Statements of Cash Flows
For the three years ended December 31, 2004

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 3(i) First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3(ii) of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4 of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to First Citizens Banc Corp 2000 DEF 14/A filed on March 24, 2000.

10.2	Employment agreement with James E. McGookey, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.3	Employment agreement with James L. Nabors II, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.4	Employment agreement with George E. Steinemann, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.5	Change in Control Agreement — David A. Voight, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.6	Change in Control Agreement — James O. Miller, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.7	Change in Control Agreement — Charles C. Riesterer, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.8	Change in Control Agreement — Todd A. Michel, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.9	Change in Control Agreement — Leroy C. Link, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

13.1	First Citizens Banc Corp 2004 Annual Report to Shareholders, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

21.1	Subsidiaries of First Citizens Banc Corp, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

23.1	Consent of Independent Registered Public Accounting Firm, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 29, 2005 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Robert L. Bordner	/s/ George L. Mylander

Robert L. Bordner Director	George L. Mylander Director

/s/ Ronald E. Dentinger	/s/ Allen R. Nickles, CPA, CFE

Ronald E. Dentinger Director	Allen R. Nickles, CPA, CFE Director

/s/ Blythe A. Friedley	/s/ Robert L. Ransom

Blythe A. Friedley Director	Robert L. Ransom Director

/s/ W. Patrick Murray	/s/ Leslie D. Stoneham

W. Patrick Murray Director	Leslie D. Stoneham Director

/s/ J. George Williams	/s/ Daniel J. White

J. George Williams Director	Daniel J. White Director

/s/ David A. Voight David A. Voight President and CEO, Director

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 3(i) First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3(ii) of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4 of First Citizens Banc Corp’s Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to First Citizens Banc Corp 2000 DEF 14/A filed on March 24, 2000.

10.2	Employment agreement with James E. McGookey, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.3	Employment agreement with James L. Nabors II, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.4	Employment agreement with George E. Steinemann, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.5	Change in Control Agreement — David A. Voight, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.10	Change in Control Agreement — James O. Miller, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.11	Change in Control Agreement — Charles C. Riesterer, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.12	Change in Control Agreement — Todd A. Michel, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

10.13	Change in Control Agreement — Leroy C. Link, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

Exhibit
Number	Description

13.1	First Citizens Banc Corp 2004 Annual Report to Shareholders, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

21.1	Subsidiaries of First Citizens Banc Corp, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

23.1	Consent of Independent Registered Public Accounting Firm, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.