Form 10-Q
period 2005-03-31
FIRST CITIZENS BANC CORP /OH
filed 2005-05-10
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value
Outstanding at May 10, 2005
5,807,402 common shares

FIRST CITIZENS BANC CORP
Index

ITEM 1. Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$24,442	$25,661
Federal funds sold	$3,572	$9,947
Securities available for sale	144,636	154,468
Securities held to maturity (Fair value of $10 in 2005 and $11 in 2004)	10	11
Loans held for sale	815	8,886
Loans, net of allowance of $12,289 and $11,706	550,675	556,188
FHLB, FRB, GLBB, FMS and NCDC stock	9,053	8,972
Premises and equipment, net	11,748	11,824
Premises and equipment, held for sale, net	—	179
Accrued interest receivable	4,706	4,526
Goodwill	26,093	26,093
Core deposit and other intangibles	4,534	4,698
Other assets	6,764	6,057

Total assets	$787,048	$817,510

LIABILITIES

Deposits
Noninterest-bearing	$92,230	$104,873
Interest-bearing	524,621	542,172

Total deposits	616,851	647,045
Federal Home Loan Bank advances	30,773	30,855
Securities sold under agreements to repurchase	12,823	12,712
U. S. Treasury interest-bearing demand note payable	1,730	1,755
Notes payable	8,000	8,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	6,309	3,930

Total liabilities	701,486	729,297

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	26,144	27,781
Treasury stock, 304,862 shares at cost	(7,494)	(7,494)
Accumulated other comprehensive income/(loss)	(1,518)	(504)

Total shareholders’ equity	85,562	88,213

Total liabilities and shareholders’ equity	$787,048	$817,510

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2005	2004
Interest and dividend income
Loans, including fees	$8,778	$6,689
Taxable securities	1,022	688
Tax-exempt securities	252	317
Federal funds sold and other	33	(2)

Total interest income	10,085	7,692
Interest expense
Deposits	1,847	1,571
Federal Home Loan Bank advances	258	34
Subordinated debentures	373	138
Other	149	125

Total interest expense	2,627	1,868

Net interest income	7,458	5,824
Provision for loan losses	410	435

Net interest income after provision for loan losses	7,048	5,389

Noninterest income
Computer center item processing fees	253	290
Service charges	882	763
Net gains on sale of securities	(8)	106
Net gain on sale of loans	45	53
ATM fees	161	123
Trust fees	247	165
Gain on branch sale	766	—
Other	170	223

Total non-interest income	2,516	1,723
Noninterest expense
Salaries and wages	2,931	2,260
Benefits	796	478
Net occupancy expense	431	361
Equipment expense	301	276
Contracted data processing	351	204
State franchise tax	264	198
Professional services	290	265
Amortization of intangible assets	164	121
Advertising	117	99
ATM expense	133	102
Stationery and supplies	166	77
Courier	142	89
Bad check expense	134	15
Other operating expenses	1,012	960

Total noninterest expense	7,232	5,505

Income before income taxes	2,332	1,607
Income tax expense	716	444

Net income	$1,616	$1,163

Earnings per common share, basic and diluted	$0.28	$0.23

Weighted average basic common shares	5,807,402	5,033,203

Weighted average diluted common shares	5,811,106	5,041,469

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2005	2004
Net income	$1,616	$1,163

Unrealized holding gains and (losses) on available for sale securities	(1,545)	42
Reclassification adjustment for (gains) and losses later recognized in income	8	(106)

Net unrealized gains and (losses)	(1,537)	(64)

Tax effect	523	22

Total other comprehensive income (loss)	(1,014)	(42)

Comprehensive income	$602	$1,121

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP

Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2004	5,033,203	$47,370	$28,612	$(7,241)	$384	$69,125

Net income			1,163			1,163

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					42	42

Cash dividends ($.27 per share)			(1,359)			(1,359)

Balance, March 31, 2004	5,033,203	$47,370	$28,416	$(7,241)	$426	$68,971

Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213

Net income			1,616			1,616

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					(1,014)	(1,014)

Cash dividends ($.28 per share)			(1,628)			(1,628)

Dividends declared			(1,625)			(1,625)

Balance, March 31, 2005	5,807,402	$68,430	$26,144	$(7,494)	$(1,518)	$85,562

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	2005	2004
Net cash from operating activities	$2,504	$629

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	1	1
Maturities and calls of securities, available-for-sale	10,057	19,670
Purchases of securities, available-for-sale	(2,008)	(12,003)
Proceeds from sale of securities, available-for-sale	—	241
Loans made to customers, net of principal collected	4,595	(6,861)
Loans sold from HFS portfolio	8,886	—
Proceeds from sale of OREO properties	178	76
Change in federal funds sold	6,375	—
Office premises and equipment sold in branch sale	179	—
Net purchases of office premises and equipment	(168)	(171)

Net cash from investing activities	28,095	953

Cash flows from financing activities
Repayment of FHLB borrowings	(82)	—
Net change in short-term FHLB advances	—	11,825
Net change in deposits	(11,343)	(11,550)
Change in deposits sold in branch sale	(18,851)	—
Change in securities sold under agreements to repurchase	111	(1,668)
Change in U. S. Treasury interest-bearing demand note payable	(25)	270
Dividends paid	(1,628)	(1,359)

Net cash from financing activities	(31,818)	(2,482)

Net change in cash and due from banks	(1,219)	(900)
Cash and due from banks at beginning of period	25,661	21,983

Cash and due from banks at end of period	$24,442	$21,083

Cash paid during the period for:
Interest	$2,653	$1,978
Income taxes	$—	$—

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$—	$322
Transfer of loans from portfolio to held for sale	$619	$—

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), First Citizens Bank (First Citizens), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc. (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency Inc. (Title Agency), First Citizens Insurance Agency Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2005 and its results of operations and changes in cash flows for the periods ended March 31, 2005 and 2004 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2004 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2005, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 2.2% of the Corporation’s total revenues. Reynolds provides real estate appraisal services for lending purposes to the subsidiary banks and other financial institutions. Reynolds accounts for less than 1.0% of total Corporation revenues. Mr. Money provides consumer finance loans and real estate loans that the Banks would not normally provide to B and C credits at a rate commensurate with the risk and accounted for approximately 1.3% of the Corporation’s total revenue. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2005. Water Street Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue was less than 1% of total revenue through March 31, 2005. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

	2005	2004
Net income as reported	$1,616	$1,163
Deduct: Stock-based compensation expense determined under fair value based method	17	19

Pro forma net income	1,599	1,144

Basic earnings per share as reported	$0.28	$0.23
Pro forma basic earnings per share	0.28	0.23

Diluted earnings per share as reported	$0.28	$0.23
Pro forma diluted earnings per share	0.28	0.23

Adoption of New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective beginning with the first interim reporting period of the Corporation’s first fiscal year beginning on or after June 15, 2005. The methodology and impact of adoption has not yet been determined.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(2) Securities

Securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and agencies	$110,736	$—	$(1,682)

Corporate Bonds	506	—	(14)

Obligations of states and political subdivisions	25,468	482	(52)

Mortgage-back securities	7,445	36	(92)

Total debt securities	$144,155	$518	$(1,840)

Equity securities	481	—	—

	$144,636	$518	$(1,840)

March 31, 2005
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
Held to Maturity	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$10	$—	$—	$10

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$118,100	$8	$(561)

Corporate Bonds	512	—	(12)

Obligations of states and political subdivisions	26,964	765	(10)

Mortgage-back securities	8,411	66	(41)

Total debt securities	153,987	839	(624)

Equity securities	481	—	—

Total	$154,468	$839	$(624)

December 31, 2004
		Gross	Gross
	Carrying	Unrecognized	Unrecognized
Held to Maturity	Amount	Gains	Losses	Fair Value

Mortgage-backed securities	$11	$—	$—	$11

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$48,268
Due after one year through five years	82,855
Due after five years through ten years	3,793
Due after ten years	1,794
Mortgage-backed securities	7,445
Equity securities	481

Total securities available for sale	$144,636

		Estimated Fair
Held to maturity	Amortized Cost	Value
Mortgage-backed securities	$10	$10

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2005	2004
Proceeds	$—	$241
Gross gains	—	103
Gross losses	(10)	—
Gains from securities called or settled by the issuer	2	3

Securities with a carrying value of approximately $106,619 and $96,951 were pledged as of March 31, 2005 and December 31, 2004, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(3) Loans

Loans at March 31, 2005 and December 31, 2004 were as follows:

	3/31/2005	12/31/2004
Commercial and Agriculture	$76,428	$76,469
Commercial real estate	199,787	202,616
Real Estate — mortgage	226,413	228,467
Real Estate — construction	29,351	25,315
Consumer	29,112	32,807
Credit card and other	804	1,213
Leases	1,700	1,723

Total loans	563,595	568,610
Allowance for loan losses	(12,289)	(11,706)
Deferred loan fees	(628)	(711)
Unearned interest	(3)	(5)

Net loans	$550,675	$556,188

(4) Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Balance January 1,	$11,706	$6,308
Loans charged-off	(460)	(337)
Recoveries	633	115
Provision for loan losses	410	435

Balance March 31,	$12,289	$6,521

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three months ended March 31:

	2005	2004
Average investment in impaired loans	$15,837	$6,923

Interest income recognized on impaired loans including interest income recognized on cash basis	121	115

Interest income recognized on impaired loans on cash basis	121	115

Information regarding impaired loans at March 31, 2005 and December 31, 2004 was as follows:

	3/31/2005	12/31/2004
Balance impaired loans	$16,244	$15,430

Less portion for which no allowance for loan losses is allocated	—	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$16,244	$15,430

Portion of allowance for loan losses allocated to impaired loans	$5,870	$5,910

Nonperforming loans were as follows:

	3/31/05	12/31/04
Loans past due over 90 days still on accrual	$2,740	$318
Nonaccrual	$11,900	$8,273

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2005 and December 31, 2004:

	Contract Amount
	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$13,183	$59,106	$15,835	$58,514
Overdraft protection	—	6,502	—	6,559
Letters of credit	147	3,385	207	3,192

	$13,330	$68,993	$16,042	$68,265

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 3.50% to 11.50% at March 31, 2005 and 3.50% to 8.00% at December 31, 2004. Maturities extend up to 30 years.

The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2005 and December 31, 2004 approximated $10,071 and $10,176.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(6) Pension Information

Net periodic pension expense for:

	March 31
	2005	2004
Service cost	$178	$130
Interest cost	122	115
Expected return on plan assets	(96)	(83)
Other components	12	13

Net periodic pension cost	$216	$175

The total amount of contributions expected to be paid by the Corporation in 2005 total $672, compared to $1,196 in 2004 due to four quarterly payments that the Corporation was required to make in 2004 totaling $599 and the 2003 funding contribution of $597 paid in 2004.

(7) Subordinated Debentures and Trust Preferred Securities

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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2005 compared to December 31, 2004 and the consolidated results of operations for the three-month period ending March 31, 2005 compared to the same period in 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Corporation at March 31, 2005 totaled $787,048 compared to $817,510 at December 31, 2004, which was a decrease of $30,462. This decrease was primarily caused by two reasons. First, in the first quarter of 2005, two branches of First Citizens were sold. With this sale, $6,046 in loans originated at the two branches was assumed by the acquiring entity. Deposits assumed by the acquiring entity totaled $18,851. Also, there was an $11,303 outlay of cash to complete the deal, which was financed by a reduction in the Corporation’s federal funds sold as well as the Corporation allowing maturing and called securities to roll off without replacing them. Currently, the Corporation is in compliance with its pledging requirements, and has taken the strategy of reinvesting the funds rolling off in the security portfolio into the loan portfolio, which will earn a higher yield.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Within the structure of the assets, net loans have decreased $5,513, or 1.0 percent since December 31, 2004. The commercial real estate portfolio decreased by $2,829 and the commercial and agriculture portfolio decreased $41, while residential real estate and consumer loans decreased by $2,054 and $3,695 respectively. The decrease in the residential real estate loans and consumer loans continues a trend the Corporation has been experiencing the last few years. The Corporation’s lending philosophy is to concentrate on continuing to expand the commercial loan portfolio. The philosophy on the real estate portfolio is to book loans that can be sold on the secondary loan market. The decline in the Corporation’s installment portfolio can be attributed primarily to the tightening of underwriting standards. Although this tightening of standards has increased the credit quality of the loans in the installment portfolio, it has also decreased the volume of loans that are being closed in this portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk. The decrease of the Corporation’s commercial real estate portfolio was due to scheduled pay-offs and a loan that was rewritten and reclassified into the real estate construction portfolio. The Corporation expects to see an increase in the commercial real estate loan portfolio in the second quarter of 2005.

The Corporation will be restructuring its consumer loan area in 2005. As a part of the restructuring, Mr. Money will become a subsidiary of First Citizens, subject to regulatory approval. This move should help to reduce the price of funding for Mr. Money, as Mr. Money will be able to use First Citizens deposits and other financial funding instruments to support its loan growth. Also, a new rate structure for consumer loans will be introduced in 2005. This rate structure is expected to increase the yield on the Corporation’s installment portfolio.

Loans held for sale decreased $8,071 from year-end 2004. At December 31, 2004, the portfolio consisted of loans at First Citizens totaling $6,046, which were sold in a branch sale in January 2005, and Mr. Money loans of $2,840 of which $2,784 were sold in February 2005. Loans held for sale in previous years have primarily consisted of refinanced, fixed rate residential real estate loans. Over the past two years, the demand for refinancings has declined. Loans held for sale on the secondary market totaled $196 at March 31, 2005. The remaining held for sale portfolio consisted of credit card loans totaling $619. The Corporation reached an agreement in the first quarter to sell its credit card portfolio at First Citizens in 2005. The portfolio will be sold with a premium of 12.0 percent of the balances at the time of sale. At March 31, 2005, the net loan to deposit ratio was 89.4 percent compared to 86.0 percent at December 31, 2004.

For the three months of operations in 2005, $410 was placed into the allowance for loan losses from earnings compared to $435 for the same period of 2004. The decrease in the provision was a combination of three items. First, Mr. Money had a decrease in their reserve for loan losses in the first quarter of 2005 compared to the first quarter 2004. The loan sale at Mr. Money in 2005 consisted of troubled loans, to which a large part of the reserve for loan losses was attributable.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

After the loan sale, management, after conducting its reserve calculation, felt that the remaining reserve at Mr. Money was sufficient to cover any losses on its current portfolio. In 2004, Mr. Money had placed $135 into the allowance for loan losses, while in 2005, there were no reserves placed into the allowance. Secondly, First Citizens also had a decrease in their reserve for loan losses. First Citizens placed $30 less into the allowance for loan losses in 2005 than in 2004. After the merger with FNB in 2004, First Citizens’ adequacy calculation showed that only $90 was needed to be placed into the allowance in 2005, compared to $120 that was placed into the allowance in 2004. Finally, FCBC placed $140 into its allowance for loan losses in 2005, compared to $0 in 2004. FCBC has one participated loan in its loan portfolio. In 2005, the loan deteriorated, which led to the additional $140 placed into the allowance for loan loss. A net decrease in net charge-offs of $395 was experienced from 2004 to 2005 due to a $429 loan recovery in 2005. Although in the first quarter 2005 the Corporation had a net decrease in charge-off’s, net charge-offs are expected to increase in the second quarter 2005 as a result of the loan portfolio acquired through the merger in 2004. Non-accrual loans increased $3,627 from December 31, 2004 to March 31, 2005. This increase was primarily caused by one large commercial credit being placed on non-accrual status in March. As of March 31, 2005, impaired loans have increased $814 from December 31, 2004. Approximately 51.7% of impaired loans are related to five customers. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The March 31, 2005 allowance for loan losses as a percent of total loans was 2.18 percent compared to 2.06 percent at December 31, 2004.

At March 31, 2005, available for sale securities totaled $144,636 compared to $154,468 at December 31, 2004, a decrease of $9,832. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. Funds not used to replace these securities were used to fund part of the $11,303 paid during the branch sale as well as other assets, primarily the loan portfolio. Bank stocks increased $81 from December 31, 2004, due to FHLB dividends received.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Office premises and equipment, net, have decreased $76. The decrease in office premises and equipment is attributed to new purchases of $170, depreciation of $244 and disposals of $2. Office premises and equipment, net held for sale, decreased $179 from December 31, 2004, due to the branch sale at First Citizens in January. Intangible assets decreased $164 due to amortization of the core deposit premium.

Total deposits at March 31, 2005 decreased $30,194 from year-end 2004. Noninterest-bearing deposits decreased $12,643 from year-end 2004. Interest-bearing deposits, including savings and time deposits, decreased $17,551 from year-end 2004. The primary cause of these decreases was due to the $18,851 in deposits sold during the First Citizens branch sale in January 2005. The year to date average balance of total deposits increased $114,238 compared to the average balance of the same period 2004. This increase in average balance was primarily due to the $165,261 of deposits acquired in a merger in October 2004. As the stock market stabilized and began to recover in mid 2003 and 2004, investors who had sought short-term financial institution deposit products as the market declined have started to move out of deposits and into other financial instruments. The decrease in certificates of deposit occurred as a result of management’s decision to allow higher rate certificates which were maturing to be withdrawn from the Corporation rather than trying to retain these deposits by paying above market rates. The year to date 2005 average balance of savings deposits has increased $28,384 compared to the average balance of the same period for 2004. The current average rate of these deposits is 0.43 percent compared to 0.41 percent in 2004. The year-to-date 2005 average balance of time certificates has increased $39,244 compared to the average balance for the same period for 2004. Additionally, the year-to-date 2005 average balances compared to the same period in 2004 of Demand Deposits increased $22,681, while N.O.W. accounts increased $25,829, and Money Market Savings decreased $5,148.

Total borrowed funds have increased $4 from December 31, 2004 to March 31, 2005. At March 31, 2005, the Corporation had $30,773 in outstanding advances compared to $30,855 at December 31, 2004, which was the result of scheduled pay downs of the outstanding advances. The Corporation had notes outstanding with other financial institutions totaling $8,000 at both March 31, 2005 and December 31, 2004. These notes were primarily used to fund the loan growth at Mr. Money. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $111 and U.S. Treasury Tax Demand Notes have decreased $25.

Shareholders’ equity at March 31, 2005 was $85,562, or 10.9 percent of total assets, compared to $88,213 at December 31, 2004, or 10.8 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $1,616, less dividends paid of $1,628, dividends declared of $1,625 and the decrease in the market value of securities available for sale, net of tax, of $1,014. The Corporation paid a cash dividend on February 1, 2005 at a rate of $.28 per share compared to $.27 per share at February 1, 2004. Total outstanding shares at March 31, 2005 were 5,807,402.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 was $1,616, or $.28 basic and diluted earnings per common share compared to $1,163 or $.23 basic and diluted earnings per common share for the same period in 2004. This was an increase of $453, or 39.0 percent. Some of the reasons for the changes are explained below.

Total interest income for the first three months of 2005 increased by $2,393, or 31.1 percent compared to the same period in 2004. The average rate on earning assets on a tax equivalent basis for the first three months of 2005 was 5.56 percent and 5.07 percent for the first three months of 2004. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2005 and the increase in earning assets as a result of the merger completed in October 2004. Interest rate increases in 2005 have had a positive effect on the Corporations earning asset portfolio. Total interest expense for the first three months of 2005 has increased by $759, or 40.6 percent compared to the same period of 2004. The increase of interest expense is due to the increase in balances of deposit products as a result of the merger as well as the increase in interest rates experienced in 2005. Interest on deposits increased $276 compared to 2004, as the rate paid on deposits increased from 1.40% in 2004 to 1.45% in 2005 and as the average balance increased $81,526 from December 31, 2004. Interest expense on FHLB borrowings increased $224 compared to the first quarter of 2004 primarily due to the increase in average balance of $22,402 in borrowings which were used to pay down the Corporation’s Federal Funds purchased position. In September 2004, a $12,500 trust preferred issuance was created to help fund the merger. The increase of average balance of $12,500 from 2004 to 2005 resulted in an increase in expense on subordinated debentures of $235. Interest on other borrowings increased $24 as rates increased during 2005. The average rate on interest-bearing liabilities for the first three months of 2005 was 1.68 percent compared to 1.44 percent for the same period of 2004. The net interest margin on a tax equivalent basis was 4.34 percent for the three-month period ended March 31, 2005 and 4.01 percent for the same period ended March 31, 2004.

Noninterest income for the first three months of 2005 totaled $2,516, compared to $1,723 for the same period of 2004, an increase of $793. Revenue from computer operations and net gains on sale of loans decreased slightly while ATM fees increased slightly in the first quarter 2005 compared to first quarter 2004. Service charges increased $119 compared to 2004 due to the increase in customer base created by the FNB merger with First Citizens in October 2004. Gain on sale of securities decreased $114 from 2004. In 2004, Citizens sold securities at a $103 gain, and used the proceeds to help fund its loan growth. Trust fees increased $82, up to $247 by March 31, 2005. The Trust department continues to add assets to its portfolio, resulting in increased revenue generated by the Trust department. The Corporation had a $766 gain on the sale of two branches of First Citizens in 2005. In the sections above, the loan and deposit effects of this branch sale are discussed. Other operating income declined $53 in 2005 compared with the same period of time in 2004. The primary reason for this decline was a $28 loss that the Corporation has experienced while selling other real estate owned properties. The properties

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

were located within stressed markets, and therefore were sold at a price less than the market price when purchased by the Corporation.

Noninterest expense for the three months ended March 31, 2005 totaled $7,232 compared to $5,505 for the same period in 2004. This was an increase of $1,727, or 31.4 percent. Salaries and wages increased $671, or 29.7 percent compared to the first three months of 2004. The increase in salaries was attributable to the employees added by First Citizens when it completed its merger in October 2004. Benefits increased $318 in the first quarter of 2005 compared to the first quarter 2004. The primary increase in benefits is due to the rising costs of the Corporations self-insured health plan. Compared to the first quarter 2004, insurance costs are up approximately $278 in 2005. Approximately half of this cost is related to the increase in employees added through the merger in October. Also included in the increase in benefits is an increase in costs of the Corporation’s pension plan of $51 in 2005 compared to the same period in 2004. Net occupancy expense increased from $361 for the first three months of 2004, to $431 in 2005, an increase of $70. This increase is primarily due to the rise in utility payments and building depreciation associated with the new branches created from the merger. Equipment expense increased $25 as a result of a remodeling project at First Citizens. Computer processing expense increased by $147 compared to last year primarily due the increase in size of First Citizens as a result of the merger. State franchise taxes increased $66 compared to the first three months in 2004. Professional services and advertising expenses increased slightly for the first three months of 2005 compared to the same period in 2004. With the increase in the Corporation’s core deposit intangible asset, the amortization of these assets increased $43 in 2005 compared to 2004. Stationery and supplies increased $89 from 2004 due primarily to the merger and remodeling at First Citizens. With a change in bank name and the additional branches, items such as letterhead, envelopes, teller stamps and other items had to be ordered and restocked in the transition from the old bank name to the new name. Finally, bad check expense increased $119 in the first three months of 2005 compared to the same period in 2004. This increase is due to a write-off of $111 for a fraudulent check that was cleared at one of the banks.

Income tax expense for the first three months of 2005 totaled $716 compared to $444 for the first three months of 2004. This was an increase of $272, or 61.3 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $725. The effective tax rates were comparable for the three-month periods ended March 31, 2005 and March 31, 2004, at 30.7% and 27.6%, respectively.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $85,562, at March 31, 2005 compared to $88,213 at December 31, 2004. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2005	12/31/2004	Purposes	Provisions
Tier I Risk Based Capital	13.6%	13.7%	4.0%	6.0%
Total Risk Based Capital	15.5%	15.5%	8.0%	10.0%
Leverage Ratio	10.1%	10.0%	4.0%	5.0%

The Corporation paid a cash dividend of $.28 per common share on February 1, 2005 compared to $.27 per common share on February 1, 2004.

Liquidity

The banks maintain a conservative liquidity position. Liquidity is evidenced by all but $10 of securities being classified as available for sale. At March 31, 2005, securities with maturities of one year or less totaled $48,268. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for March 31, 2005 was $2,504. This includes net income of $1,616 plus net adjustments of $888 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $28,095 at March 31, 2005, resulting from allowing maturing securities to roll-off the portfolio and only replacing securities that are needed for pledging requirements. Also, loans payments exceeded the amount of loans made as well as the Corporation experiencing a decline in federal funds sold. Finally, loans sold in the branch sale as well as loans sold at Mr. Money increased cash from investing activities. Cash from financing activities in the first quarter of 2005 totaled $(31,818). This decrease in cash is primarily due to the decrease in deposits caused partially by the branch sale at First Citizens. Secondly, the payments of dividends decreased the amount of cash from financing activities. Cash from operating activities and investing activities was less than financing activities by $1,219, which resulted in a decrease in cash and cash equivalents to $24,442.

Future loan demand of the banks can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

available for sale. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank (FHLB). The banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $22,750 and the banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $72,500 at March 31, 2005.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s primary market risk exposure is interest-rate risk and, to a lesser extent, liquidity risk. All of the Corporation’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure.

Interest-rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of interest-rate risk can pose a significant threat to the Corporation’s earnings and capital base. Accordingly, effective risk management that maintains interest-rate risk at prudent levels is essential to the Corporation’s safety and soundness.

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest-rate risk and the organization’s quantitative level of exposure. When assessing the interest-rate risk management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest-rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on interest-rate risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest-rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate- or

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will have either lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

Several techniques may be used by an institution to minimize interest-rate risk. One approach used by the Corporation is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Corporation’s primary asset/liability management technique is the measurement of the Corporation’s asset/liability gap, that is, the difference between the cash flow amounts of interest sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Corporation has not purchased derivative financial instruments in the past and does not intend to purchase such instruments in the near future. Prepayments of assets carrying higher rates reduce the Corporation’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 and March 31, 2005, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2004 or March 31, 2005. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	March 31, 2005			December 31, 2004
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	79,018	(4,626)	-6%	81,162	(5,026)	-6%
+100bp	81,255	(2,389)	-3%	83,604	(2,584)	-3%
Base	83,644	—	—	86,188	—	—
-100bp	85,801	2,157	3%	87,158	970	1%
-200bp	85,161	1,517	2%	87,417	1,229	1%

The relatively minor change in net portfolio value from December 31, 2004 to March 31, 2005, is primarily a result of two factors. First, the yield curve has flattened, with short-term interest rates increasing, while long-term rates have decreased slightly. As a result, the Corporation has seen a decrease in the base level of net portfolio value, due to a decrease in the fair value of loans, a decrease in the fair value of investments, partially offset by a decrease in the fair value of deposits.

ITEM 4. Controls and Procedures Disclosure

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

As of the end of the period covered by this report, the Corporation carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

disclosure controls and procedures were not effective as of March 31, 2005. As of March 31, 2005, the Corporation did not complete all of the documentation and testing required by section 404 of the Sarbanes-Oxley Act of 2002 as it pertains to one of its banking affiliates, First Citizens Bank. Management considers the inability to complete the documentation and testing at First Citizens Bank to be a material weakness. This affiliate was formed on October 8, 2004 as the result of a merger between an existing affiliate, The Farmers State Bank, and an acquired company, First National Bank of Shelby. Although the work was incomplete as of March 31, 2005, management is continuing to perform the work necessary to complete the process.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

First Citizens Banc Corp
Other Information
Form 10-Q

Part II — Other Information

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

First Citizens Banc Corp

/s/ David A. Voight	May 10, 2005

David A. Voight	Date
President

/s/ James O. Miller	May 10, 2005

James O. Miller	Date
Executive Vice President

First Citizens Banc Corp

Index to Exhibits
Form 10-Q

Exhibits

(2.1)	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

(2.2)	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

(3)(i)	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(3)(ii)	Code of Regulations of First Citizens Banc Corp is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(4)	Certificate for Registrant’s Common Stock is incorporated by reference to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2000, filed on March 24, 2001.

(10.1)	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to First Citizens Banc Corp 2000 DEF 14/A filed on March 24, 2000.

(10.2)	Employment agreement with James E. McGookey, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.3)	Employment agreement with James L. Nabors II, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.4)	Employment agreement with George E. Steinemann, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.5)	Change in Control Agreement — David A. Voight, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.6)	Change in Control Agreement — James O. Miller, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.7)	Change in Control Agreement — Charles C. Riesterer, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.8)	Change in Control Agreement — Todd A. Michel, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

(10.9)	Change in Control Agreement — Leroy C. Link, incorporated by reference to First Citizens Banc Corp’s Form 10-K, filed on March 16, 2005.

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.