Form 10-K/A
period 2004-12-31
FIRST CITIZENS BANC CORP /OH
filed 2005-07-01
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of May 31, 2005 there were 5,807,402 shares of no par value common shares issued and outstanding.

ITEM 9A. CONTROLS AND PROCEDURES (Amended)
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit 23.2 Consent
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

Explanatory Note

First Citizens Banc Corp is filing this second amendment on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2004 to amend and restate Item 9A in its entirety to include Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting, which were excluded from its Form 10-K in reliance on a 45 day extension of time allowed by the SEC for companies of a certain size to file these reports and which were not complete when the Corporation filed its first amendment on Form 10-K/A on May 2, 2005.

Except as described above and except as included in the first amendment on Form 10-K/A, no other changes were made to the annual report on Form 10-K filed on March 16, 2005.

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2004, the Corporation did not properly apply generally accepted accounting principles regarding certain transactions. Specifically, these transactions related to the discount rate used to calculate periodic pension expense, the reclassification of loans no longer intended to be held to maturity and the calculation of the fair value of identifiable intangible assets and related deferred tax amounts pertaining to a business combination. These transactions were identified after discussion with the Corporation’s independent registered public accounting firm and were corrected prior to the release of the Corporation’s earnings for the fourth quarter and year ended December 31, 2004.

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

Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that First Citizens Banc Corp did not maintain effective internal control over financial reporting as of December 31, 2004 because of material weaknesses (as described below) based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). First Citizens Banc Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated April 29, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

In our opinion, management’s assessment that First Citizens Banc Corp did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First Citizens Banc Corp has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

Crowe Chizek and Company LLC

Cleveland, Ohio
June 30, 2005

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a Part of the Report

1	Financial Statements. None

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Todd A. Michel, Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 30, 2005 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Robert L. Bordner	/s/ George L. Mylander

Robert L. Bordner	George L. Mylander
Director	Director

/s/ Ronald E. Dentinger	/s/ Allen R. Nickles, CPA, CFE

Ronald E. Dentinger	Allen R. Nickles, CPA, CFE
Director	Director

/s/ Blythe A. Friedley	/s/ Robert L. Ransom

Blythe A. Friedley	Robert L. Ransom
Director	Director

/s/ W. Patrick Murray	/s/ Leslie D. Stoneham

W. Patrick Murray	Leslie D. Stoneham
Director	Director

/s/ J. George Williams	/s/ Daniel J. White

J. George Williams	Daniel J. White
Director	Director

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