Form 10-Q
period 2005-06-30
FIRST CITIZENS BANC CORP /OH
filed 2005-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
Common Stock, no par value
Outstanding at August 8, 2005
5,801,402 common shares

FIRST CITIZENS BANC CORP

FIRST CITIZENS BANC CORP
Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$24,328	$25,661
Federal funds sold	17,558	9,947
Securities available for sale	139,707	154,468
Securities held to maturity (Fair value of $9 in 2005 and $11 in 2004)	9	11
Loans held for sale	56	8,886
Loans, net of allowance of $12,321 and $11,706	531,001	556,188
FHLB, FRB, GLBB and NCDC stock	9,138	8,972
Premises and equipment, net	12,508	11,824
Premises and equipment, held for sale, net	—	179
Accrued interest receivable	4,302	4,526
Goodwill	26,093	26,093
Core deposit and other intangibles	4,344	4,698
Other assets	7,002	6,057

Total assets	$776,046	$817,510

LIABILITIES
Deposits
Noninterest-bearing	$98,454	$104,873
Interest-bearing	508,407	542,172

Total deposits	606,861	647,045
Federal Home Loan Bank advances	30,689	30,855
Securities sold under agreements to repurchase	12,028	12,712
U. S. Treasury interest-bearing demand note payable	1,140	1,755
Notes payable	8,000	8,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	6,571	3,930

Total liabilities	690,289	729,297

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	25,989	27,781
Treasury stock, 310,862 and 304,862 shares at cost	(7,623)	(7,494)
Accumulated other comprehensive (loss)	(1,039)	(504)

Total shareholders’ equity	85,757	88,213

Total liabilities and shareholders’ equity	$776,046	$817,510

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$9,222	$6,978	$18,000	$13,667
Taxable securities	988	645	2,010	1,333
Tax-exempt securities	250	285	502	602
Federal funds sold and other	165	2	198	—

Total interest income	10,625	7,910	20,710	15,602
Interest expense
Deposits	1,973	1,485	3,820	3,056
Federal Home Loan Bank advances	247	113	505	147
Subordinated debentures	395	142	768	280
Other	204	48	353	173

Total interest expense	2,819	1,788	5,446	3,656

Net interest income	7,806	6,122	15,264	11,946
Provision for loan losses	269	485	679	920

Net interest income after provision for loan losses	7,537	5,637	14,585	11,026
Noninterest income
Computer center data processing fees	233	281	486	571
Service charges	897	817	1,779	1,580
Net gain/ (loss) on sale of securities	(10)	—	(18)	106
Net gain on sale of loans	20	19	65	72
ATM fees	172	137	333	260
Trust fees	255	196	502	361
Gain on branch sale	—	—	766	—
Other	233	244	403	467

Total noninterest income	1,800	1,694	4,316	3,417
Noninterest expense
Salaries and wages	2,960	2,250	5,891	4,510
Benefits	733	567	1,529	1,045
Net occupancy expense	394	322	825	683
Equipment expense	330	282	631	558
Contracted data processing	320	225	671	429
State franchise tax	265	218	529	416
Professional services	367	155	657	420
Amortization of intangible assets	190	122	354	243
Advertising	120	97	237	196
ATM expense	141	83	274	185
Stationery and supplies	115	92	281	169
Courier	167	93	309	182
Other operating expenses	1,132	839	2,278	1,814

Total noninterest expense	7,234	5,345	14,466	10,850

Income before taxes	2,103	1,986	4,435	3,593
Income tax expense	632	585	1,348	1,029

Net Income	$1,471	$1,401	$3,087	$2,564

Earnings per share, basic	$0.25	$0.28	$0.53	$0.51
Earnings per share, diluted	$0.25	$0.28	$0.53	$0.51
Weighted average basic common shares	5,807,336	5,033,130	5,807,369	5,033,166
Weighted average diluted common shares	5,809,551	5,037,558	5,810,343	5,039,655

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,471	$1,401	$3,087	$2,564

Unrealized holding gains and (losses) on available for sale securities	717	(1,732)	(828)	(1,562)
Reclassification adjustment for (gains) and losses later recognized in income	10	—	18	(106)

Net unrealized gains and (losses)	727	(1,732)	(810)	(1,668)
Tax effect	(248)	589	275	567

Total other comprehensive income (loss)	479	(1,143)	(535)	(1,101)

Comprehensive income	$1,950	$258	$2,552	$1,463

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2004	5,033,203	$47,370	$28,612	$(7,241)	$384	$69,125

Net income	—	—	2,564	—	—	2,564

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(1,101)	(1,101)

Purchase of treasury stock, at cost	(6,624)	—	—	(142)	—	(142)

Cash dividends ($.54 per share)	—	—	(2,718)	—	—	(2,718)

Balance, June 30, 2004	5,026,579	$47,370	$28,458	$(7,383)	$(717)	$67,728

Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213

Net income	—	—	3,087	—	—	3,087

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(535)	(535)

Cash dividends ($.56 per share)	—	—	(3,252)	—	—	(3,252)

Dividends declared	—	—	(1,627)	—	—	(1,627)

Purchase of Treasury Stock	(6,000)	—	—	(129)	—	(129)

Balance, June 30, 2005	5,801,402	$68,430	$25,989	$(7,623)	$(1,039)	$85,757

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004
Net cash from operating activities	$3,114	$4,070

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	2	2
Maturities and calls of securities, available-for-sale	16,865	40,024
Purchases of securities, available-for-sale	(3,405)	(22,744)
Proceeds from sale of securities, available-for-sale	—	241
Loans made to customers, net of principal collected	18,325	(20,125)
Loans sold from portfolio	9,505	—
Proceeds from sale of OREO properties	566	127
Change in federal funds sold	(7,611)	—
Proceeds from sale of property and equipment	—	416
Net purchases of office premises and equipment	(1,188)	(382)

Net cash from investing activities	33,059	(2,441)

Cash flows from financing activities
Repayment of FHLB borrowings	(166)	—
Net change in short-term FHLB advances	—	2,935
Net change in long-term FHLB advances	—	15,000
Net change in deposits	(21,357)	(16,607)
Change in securities sold under agreements to repurchase	(684)	(1,604)
Change in U. S. Treasury interest-bearing demand note payable	(615)	587
Cash paid in branch sale	(11,303)	—
Purchases of treasury stock	(129)	(142)
Dividends paid	(3,252)	(2,718)

Net cash from financing activities	(37,506)	(2,549)

Net change in cash and due from banks	(1,333)	(920)
Cash and due from banks at beginning of period	25,661	21,983

Cash and due from banks at end of period	$24,328	$21,063

Cash paid during the period for:
Interest	$5,413	$3,840
Income taxes	$1,495	$1,027

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$112	$194

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and it wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Bank (First Citizens), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2005 and its results of operations and changes in cash flows for the periods ended June 30, 2005 and 2004 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2004 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2005, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 2.1% of the Corporation’s total revenues through June 30, 2005. Reynolds provides real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for less than 1.0% of total Corporation revenues. Mr. Money provides consumer finance loans and real estate loans that the subsidiary banks would not normally provide to B and C credits at a rate commensurate with the risk and accounted for approximately 2.0% of the Corporation’s total revenue. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue for the period ended June 30, 2005. Water St. Properties, Inc. was

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue also totaled less than 1.0% of total revenue for the period ended June 30, 2005. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.
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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$1,471	$1,401	$3,087	$2,564
Deduct: Stock-based compensation expense determined under fair value based method	17	19	34	38

Pro forma net income	$1,454	$1,382	$3,053	$2,526

Basic earnings per share as reported	$0.25	$0.28	$0.53	$0.51
Pro forma basic earnings per share	0.25	0.27	0.53	0.50

Diluted earnings per share as reported	$0.25	$0.28	$0.53	$0.51
Pro forma diluted earnings per share	0.25	0.27	0.53	0.50
Adoption of New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in the exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective beginning with the first interim reporting period of the Corporation’s first fiscal year beginning on or after June 15, 2005. The methodology and impact of adoption has not yet been determined.
(2) Securities
Securities at June 30, 2005 and December 31, 2004 were as follows:

		June 30, 2005
		Gross	Gross
Available for sale		Unrealized	Unrealized
	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$107,133	$—	$(1,078)

Obligations of states and political subdivisions	25,550	517	(17)

Mortgage-back securities	6,543	38	(58)

Total debt securities	$139,226	$555	$(1,153)

Equity securities	481	—	—

	$139,707	$555	$(1,153)

June 30, 2005
		Gross	Gross
Held to Maturity	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$9	$—	$—	$9

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

		December 31, 2004
		Gross	Gross
Available for sale		Unrealized	Unrealized
	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$118,100	$8	$(561)

Corporate Bonds	512	—	(12)

Obligations of states and political subdivisions	26,964	765	(10)

Mortgage-back securities	8,411	66	(41)

Total debt securities	153,987	839	(624)

Equity securities	481	—	—

Total	$154,468	$839	$(624)

December 31, 2004
		Gross	Gross
Held to Maturity	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$11	$—	$—	$11

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at June 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$46,758
Due after one year through five years	79,896
Due after five years through ten years	4,226
Due after ten years	1,803
Mortgage-backed securities	6,543
Equity securities	481

Total securities available for sale	$139,707

		Estimated Fair
Held to maturity	Amortized Cost	Value
Mortgage-backed securities	$9	$9

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Proceeds	$—	$—	$—	$241
Gross gains	—	—	—	103
Gross losses	—	—	(10)	—
Security (losses) due to calls prior to maturity	(10)	—	(8)	3
Securities with a carrying value of approximately $113,919 and $96,951 were pledged as of June 30, 2005 and December 31, 2004, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at June 30, 2005 and December 31, 2004 were as follows:

	6/30/2005	12/31/2004
Commercial and Agriculture	$69,306	$76,469
Commercial real estate	195,840	202,616
Real Estate — mortgage	219,946	228,467
Real Estate — construction	29,775	25,315
Consumer	26,895	32,807
Credit card and other	545	1,213
Leases	1,620	1,723

Total loans	543,927	568,610
Allowance for loan losses	(12,321)	(11,706)
Deferred loan fees	(604)	(711)
Unearned interest	(1)	(5)

Net loans	$531,001	$556,188

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses was as follows for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance beginning of period	$12,289	$6,521	$11,706	$6,308
Loans charged-off	(697)	(682)	(1,157)	(1,019)
Recoveries	460	97	1,093	212
Provision for loan losses	269	485	679	920

Balance June 30,	$12,321	$6,421	$12,321	$6,421

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Average investment in impaired loans	$17,450	$7,079	$16,777	$6,841

Interest income recognized on impaired loans including interest income recognized on cash basis	140	95	261	210

Interest income recognized on impaired loans on cash basis	126	95	247	210
Information regarding impaired loans at June 30, 2005 and December 31, 2004 was as follows:

	6/30/05	12/31/04
Balance impaired loans	$18,657	$15,430

Less portion for which no allowance for loan losses is allocated	—	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$18,657	$15,430

Portion of allowance for loan losses allocated to impaired loans	$6,876	$5,910

Nonperforming loans were as follows:

	6/30/05	12/31/04
Loans past due over 90 days still on accrual	$232	$318
Nonaccrual	$13,549	$8,273
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
(5) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer’s financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment.
The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2005 and December 31, 2004.

	Contract Amount
	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$11,055	$60,058	$4,396	$53,130
Overdraft protection	—	7,336	—	6,643
Letters of credit	205	3,421	20	3,522

	$11,260	$70,815	$4,416	$63,295

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.37% to 11.5% at June 30, 2005 and 3.50%to 8.00% at December 31, 2004. Maturities extend up to 30 years.
The subsidiary banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2005 and December 31, 2004 approximated $9,862 and $10,176.
(6) Consolidation of Banks
On June 24, 2005 the Corporation announced a plan to merge one of its banking affiliates, First Citizens, into its other banking affiliate, Citizens, effective October 15, 2005. Where practical and with regulatory approval, the name First Citizens Bank will continue to be used as a trade name in the First Citizens Bank markets. This merger is directly related to efforts to decrease operating costs of the Corporation. Also, as a result of the merging and organizational restructuring of the two banks, approximately thirty three jobs will be

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
eliminated. The cost of the employment termination plan is estimated to range from $380 to $390 and will be expensed in 2005.
(7) Pension Information
Net periodic pension expense for:

	June 30
	2005	2004
Service cost	$356	$260
Interest cost	245	230
Expected return on plan assets	(193)	(66)
Other components	24	27

Net periodic pension cost	$432	$451

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
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2005, compared to December 31, 2004 and the consolidated results of operations for the three month and six month periods ending June 30, 2005 compared to the same periods in 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at June 30, 2005 were $776,046 compared to $817,510 at December 31, 2004. This was a decrease of $41,464. The decrease in total assets of the Corporation was primarily caused by two factors. First, in the first quarter of 2005, two branches of First Citizens were sold. With this sale, $6,046 in loans originated at the two branches were assumed by the acquiring entity. Deposits assumed by the acquiring entity totaled $18,851. Also, there was an $11,303 outlay of cash to complete the deal, which was financed by a reduction in the Corporation’s federal funds sold. Secondly, the Corporation has allowed maturing and called securities to roll off without replacing them. Currently, the Corporation is in compliance with its pledging requirements, and has taken the strategy of

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
reinvesting the funds rolling off in the security portfolio into the loan portfolio, which will earn a higher yield.
Within the structure of the assets, net loans have decreased $25,187, or 4.5 percent since December 31, 2004. The commercial real estate portfolio decreased by $6,776 and the commercial and agriculture portfolio decreased $7,163, while residential real estate and consumer loans decreased by $8,521 and $5,912 respectively. The decrease in the residential real estate loans and consumer loans continues a trend the Corporation has been experiencing the last few years. The Corporation’s lending philosophy is to focus on the commercial loan portfolio and to attempt to grow the portfolio. The philosophy on the real estate portfolio is to book loans that can be sold on the secondary loan market. The decline in the Corporation’s installment portfolio can be attributed primarily to the tightening of underwriting standards. Although this tightening of standards has increased the credit quality of the loans in the installment portfolio, it has also decreased the volume of loans that are being closed in this portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk. The decrease of the Corporation’s commercial real estate portfolio was due primarily to scheduled pay-offs. Also, the Corporation has been restructuring its consumer loan area during 2005. As a part of the restructuring, Mr. Money will become a subsidiary of First Citizens, subject to regulatory approval. This move should help to reduce the cost of funding for Mr. Money, as Mr. Money will be able to use First Citizens deposits and other financial funding instruments to support its loan growth. The Corporation introduced new consumer lending products late in the second quarter of 2005 and expects to use these products to begin growing the consumer loan portfolio. With the new products being introduced, a new rate structure for consumer loans has been developed. This rate structure is expected to increase the yield on the Corporation’s consumer portfolio.
Loans held for sale increased $8,830 from year-end 2004. At December 31, 2004, the portfolio consisted of loans at First Citizens totaling $6,046, which were sold in a branch sale in January 2005, and Mr. Money loans of $2,840 of which $2,784 were sold in February 2005. Loans held for sale in previous years have primarily consisted of refinanced, fixed rate residential real estate loans. Over the past two years, the demand for refinancings has declined. Loans held for sale on the secondary market totaled $56 at June 30, 2005. At June 30, 2005, the net loan to deposit ratio was 87.5 percent compared to 86.0 percent at December 31, 2004.
For the six months of operations in 2005, $679 was provided into the allowance for loan losses from earnings compared to $920 for the same period of 2004. The decrease in the provision was a combination of three items. First, Mr. Money’s reserve for loan losses decreased in the first half of 2005 compared to the first half 2004. The loan sale at Mr. Money

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
in 2005 consisted of troubled loans, to which a large part of the reserve for loan losses was attributable. Subsequent to the loan sale, and after conducting its reserve adequacy calculation, management felt that the remaining reserve at Mr. Money was sufficient to cover any losses on its current portfolio. In 2004, Mr. Money had provided $320 into the allowance for loan losses for the first six months of the year, while in 2005, only $15 was provided into the allowance. Secondly, First Citizens had a decrease in their reserve for loan losses. First Citizens provided $60 less into the allowance for loan losses in 2005 than in 2004. After the merger with FNB Financial Corporation (FNB) in 2004, First Citizens’ adequacy calculation showed that only $180 was needed to be provided into the allowance in 2005, compared to $240 that was provided into the allowance in 2004. Finally, FCBC provided $140 into its allowance for loan losses in 2005, compared to $0 in 2004. FCBC has one participated loan in its loan portfolio. In 2005, the loan deteriorated, which led to the additional $140 provided into the allowance for loan loss. As of June 30, this loan is fully reserved. A decrease in net charge-offs of $743 was experienced from 2004 to 2005 due primarily to a $429 loss recovery in 2005. Non-accrual loans increased $5,276 from December 31, 2004 to June 30, 2005. This increase was primarily caused by two large commercial credits being placed on non-accrual status in March and June, respectively. As of June 30, 2005, impaired loans have increased $3,227 from December 31, 2004. Approximately 73.3% of impaired loans are related to five customers. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The June 30, 2005 allowance for loan losses as a percent of total loans was 2.31 percent compared to 2.06 percent at December 31, 2004.
At June 30, 2005, available for sale securities totaled $139,707 compared to $154,468 at December 31, 2004, a decrease of $14,761. The decrease in securities was due to paydowns, calls, maturities and sales. Funds not used to replace these securities were used to partially fund the cash outlay of the branch sale as well as to fund other assets, such as loans. Bank

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
stocks increased $166 from December 31, 2004 due to FHLB stock dividends received.
Office premises and equipment, net, have increased $684. The increase in office premises and equipment is attributed to new purchases of $1,198, depreciation of $503 and disposals of $11. The new purchases include the purchase of a formerly leased branch office by Citizens located in Port Clinton, Ohio. By purchasing this branch, Citizens is now securely placed in the Port Clinton market. Office premises and equipment, net held for sale, decreased $179 from December 31, 2004 due to the branch sale at First Citizens in January. Intangible assets decreased $354 due to amortization of the core deposit premium.
Total deposits at June 30, 2005 decreased $40,184 from year-end 2004. Noninterest-bearing deposits decreased $6,419 from year-end 2004. Interest-bearing deposits, including savings and time deposits, decreased $33,765 from year-end 2004. The primary cause of these decreases was due to the $18,851 in deposits sold during the First Citizens branch sale in January 2005. The year-to-date average balance of total deposits increased $113,571 compared to the average balance of the same period 2004. This increase in average balance was primarily due to the $165,261 of deposits acquired in a merger in October 2004. As the stock market stabilized and began to recover in mid 2003 and 2004, investors who had sought short-term financial institution deposit products as the market declined have continued to move out of deposits and into other financial instruments. The decrease in certificates of deposit occurred as a result of management’s decision to allow higher rate certificates which were maturing to be withdrawn from the Corporation rather than trying to retain these deposits by paying above market rates. The year-to-date 2005 average balance of savings deposits has increased $27,216 compared to the average balance of the same period for 2004. The June 30, 2005 and June 30, 2004 average rate of these deposits is 0.41. The year-to-date 2005 average balance of time certificates has increased $41,673 compared to the average balance for the same period for 2004. Additionally, the year-to-date 2005 average balances compared to the same period in 2004 of Demand Deposits increased $23,562, while N.O.W. accounts increased $27,458, and Money Market Savings decreased $8,161. The increases in average balance are due to the merger that was completed in October 2004.
Total borrowed funds have decreased $1,465 from December 31, 2004 to June 30, 2005. At June 30, 2005, the Corporation had $30,689 in outstanding FHLB advances compared to $30,855 at December 31, 2004, which was the result of scheduled pay downs of the outstanding advances. The Corporation had notes outstanding with other financial institutions totaling $8,000 at both June 30, 2005 and December 31, 2004. These notes were primarily used to fund the loan growth at Mr. Money. The Corporation will be making a scheduled $1,000 principal pay down in July on these notes. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $684 and U.S. Treasury Tax Demand Notes have decreased $615.
Shareholders’ equity at June 30, 2005 was $85,757, or 11.1 percent of total assets, compared to $88,213 at December 31, 2004, or 10.8 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $3,087, less dividends paid of $3,252, dividends declared of

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
$1,627, the decrease in the market value of securities available for sale, net of tax, of $535, and the purchase of $129 of treasury shares. The Corporation paid a cash dividend on February 1, 2005 and May 1, 2005 at a rate of $.28 per share compared to $.27 per share at February 1, 2004 and May 1, 2004. Total outstanding shares at June 30, 2005 were 5,801,402.
Results of Operations
Six Months Ended June 30, 2005 and 2004
Net income for the six months ended June 30, 2005 was $3,087, or $.53 per diluted share compared to $2,564 or $.51 per diluted share for the same period in 2004. This was an increase of $523, or 20.4 percent. Some of the reasons for the changes are explained below.
Total interest income for the first six months of 2005 increased $5,108, or 32.7 percent compared to the same period in 2004. The average rate on earning assets on a tax equivalent basis for the first six months of 2005 was 5.73 percent and 5.04 percent for the first six months of 2004. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2005 and the increase in earning assets as a result of the merger completed in October 2004. Interest rate increases in 2005 have had a positive effect on the Corporation’s earning asset portfolio. Total interest expense for the first six months of 2005 has increased by $1,790, or 49.0 percent compared to the same period of 2004. The increase of interest expense is due to the increase in balances of deposit products as a result of the merger as well as the increase in interest rates experienced in 2005. Interest on deposits increased $764 compared to 2004, as the rate paid on deposits increased from 1.37% in 2004 to 1.54% in 2005 and as the average balance increased $113,571 from June 30, 2004. Interest expense on FHLB borrowings increased $358 compared to the first six months of 2004 primarily due to the increase in average balance of $14,301 in borrowings which were used to pay down the Corporation’s Federal Funds purchased position. In September 2004, a $12,500 trust preferred issuance was created to help fund the merger. The increase of average balance of $12,500 from 2004 to 2005 resulted in an increase in expense on subordinated debentures of $488. Interest on other borrowings increased $180 as rates increased during 2005. The average rate on interest-bearing liabilities for the first six months of 2005 was 1.77 percent compared to 1.53 percent for the same period of 2004. The net interest margin on a tax equivalent basis was 4.44 percent for June 30, 2005 and 4.08 percent for June 30, 2004.
Noninterest income for the first six months of 2005 totaled $4,316, compared to $3,417 for the same period of 2004, an increase of $899. Revenue from computer operations and net gains on sale of loans decreased slightly in 2005 compared to the same period in 2004. Service charges increased $199 and ATM fees increased $73 compared to 2004 due to the increase in customer base created by the FNB merger with First Citizens in October 2004 and the additional ATM machines acquired in the merger. Gain on sale of securities decreased $124 from 2004. In 2004, Citizens sold securities at a $103 gain, and used the proceeds to help fund its loan growth. Trust fees increased $141, up to $502 by June 30, 2005. The Trust

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
department continues to add assets to its portfolio, resulting in increased revenue generated by the Trust department. The Corporation had a $766 gain on the sale of two branches of First Citizens in 2005. In the sections above, the loan and deposit effects of this branch sale are discussed. Other operating income declined $64 in 2005 compared with the same period of time in 2004. The primary reason for this decline was losses of $29 that the Corporation has experienced while selling other real estate owned properties.
Noninterest expense for the six months ended June 30, 2005 totaled $14,466 compared to $10,850 for the same period in 2004. This was an increase of $3,616, or 33.3 percent. Salaries and wages increased $1,381, or 30.6 percent compared to the first six months of 2004. The increase in salaries was attributable to the employees added by First Citizens when it completed its merger in October 2004. Benefits increased $484 in the first six months of 2005 compared to the first six months of 2004. The primary increase in benefits is due to the rising costs of the Corporation’s self-insured health plan. Compared to the first quarter 2004, insurance costs are up approximately $243 in 2005. Approximately half of this cost is related to the increase in employees added through the merger in October. Also included in the increase in benefits is an increase in costs of the Corporation’s pension plan of $96 in 2005 compared to the same period in 2004. Net occupancy expense increased from $683 for the first six months of 2004, to $825 in 2005, an increase of $142. This increase is primarily due to the rise in utility payments and building depreciation associated with the new branches created from the merger. Equipment expense increased $73 as a result of a remodeling project at First Citizens. Computer processing expense increased by $242 compared to last year primarily due the increase in size of First Citizens as a result of the merger. State franchise taxes increased $113 compared to the first six months in 2004. ATM expenses and advertising expenses increased slightly for the first six months of 2005 compared to the same period in 2004. Professional services increased $237 from 2004 to 2005. The primary reason for the increase was due to the increase in fees paid to the Corporation’s external auditor, primarily due to compliance with section 404 of the Sarbanes-Oxley Acct of 2002. With the increase in the Corporation’s core deposit intangible asset, the amortization of these assets increased $111 in 2005 compared to 2004. Stationery and supplies increased $112 from 2004 due primarily to the merger and remodeling at First Citizens. With a change in bank name and the additional branches, items such as letterhead, envelopes, teller stamps and other items had to be ordered and restocked in the transition from the old bank name to the new name. During the first six months of 2005, courier expenses increased due to mobile banking being introduced to the First Citizens branches in 2005. This service allows commercial customers to make deposits from their own location instead of having to travel to a branch office of the Corporation. Other expenses increased by $464 for the first six months of 2005 compared to the same period in 2004. Three of the larger increases are as follows. Bad check expense increased $121 in the first six months of 2005 compared to the same period in 2004. This increase is due to a write-off of $111 for a fraudulent check that was cleared at one of the banks. Due to the merger in October 2004, two items, general insurance of the Corporation and correspondent bank fees, increased $92 from 2004.
Income tax expense for the first six months of 2005 totaled $1,348 compared to $1,029 for the

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
first six months of 2004. This was an increase of $319, or 31.0 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $842. The effective tax rates were comparable for the six-month periods ended June 30, 2005 and June 30, 2004, at 30.4% and 28.6%, respectively.
Three Months Ended June 30, 2005 and 2004
Net income for the three months ended June 30, 2005 was $1,471 or $.25 per diluted share compared to $1,401 or $.28 per diluted share for the same period in 2004. This was an increase of $70, or 5.0 percent. Some of the reasons for the changes are explained below.
Total interest income for the second quarter of 2005 increased $2,715, or 34.3 percent compared to the same period in 2004. The average rate on earning assets on a tax equivalent basis for the second quarter of 2005 was 5.76 percent and 5.17 percent for the second quarter of 2004. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2005, and which continued in the second quarter 2005. The increase in earning assets as a result of the merger completed in October 2004 also contributed heavily to the increase in interest earned on assets. Interest rate increases in the second quarter of 2005 have continued to have a positive effect on the Corporation’s earning asset portfolio. Interest and fees on loans increased $2,244, or 32.2 percent compared to the same period in 2004. This increase is due to the continued increase in average yield of the loan portfolio as well as the increase in average loans of $65,836 over the average loan balance during the second quarter of 2004. This increase in loan balance is attributable to the merger completed in October 2004. Interest on securities increased $343 in the second quarter 2005 compared to the second quarter of 2004 primarily due to the securities acquired in the merger. Total interest expense for the second quarter of 2005 increased $1,031, or 57.72 percent compared to the same period of 2004. The increase of interest expense is due to the increase in balances of deposit products as a result of the merger as well as the increase in interest rates that continued in the second quarter of 2005. Interest on deposits increased $488 compared to 2004, as the rate paid on deposits increased from 1.39% in 2004 to 1.52% in 2005. Interest expense on FHLB borrowings increased $134 compared to the second quarter of 2004 primarily due to the increase in average balance in borrowings which were used to pay down the Corporation’s Federal Funds purchased position. In September 2004, a $12,500 trust preferred issuance was created to help fund the merger. The increase of average balance of $12,500 from 2004 to 2005 resulted in an increase in expense on subordinated debentures of $253. Interest on other borrowings increased $156 as rates increased during the second quarter of 2005 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the second quarter of 2005 was 1.74 percent compared to 1.44 percent for the same period of 2004. The net interest margin on a tax equivalent basis was 4.54 percent for June 30, 2005 and 4.14 percent for June 30, 2004.
Noninterest income for the second quarter of 2005 totaled $1,800, compared to $1,694 for the same period of 2004, an increase of $106. Service charge fees increased $80 in the second quarter 2005 compared to the same period in 2004, as the Corporation’s check protect

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
program generated an additional $34 in service charge income due to the increase in customer base created by the merger. Trust fees increased $59 as the Trust department continued to grow its asset portfolio in the second quarter of 2005 compared to the second quarter of 2004. ATM fees grew slightly with the additional customer base and additional machines added by the merger. Other fees, computer processing fees and losses on sale of securities all decreased slightly in the second quarter 2005 compared to the same period in 2004.
Noninterest expense for the quarter ended June 30, 2005 totaled $7,234 compared to $5,345 for the same period in 2004. This was an increase of $1,889, or 35.3 percent. Salaries and wages increased $710, or 31.6 percent compared to the first six months of 2005. The increase in salaries was attributable to the increase in employees at First Citizens due to the merger in October 2004. Benefits increased $166 in the second quarter of 2005 compared to the second quarter 2004. The primary increase in benefits is due to the rising costs of the Corporation’s self-insured health plan. Compared to the second quarter 2004, insurance costs are up approximately $114 in 2005. A portion of this increase is related to the increase in employees at First Citizens. Net occupancy expense increased $72 for the second quarter of 2005 compared to the second quarter 2004. This increase was primarily caused by the increase in depreciation and utility payments made for the additional branches acquired by First Citizens in the merger. Also, in the second quarter of 2005, First Citizens completed a remodeling project at its headquarters in New Washington which led to an increase in building, repair, and maintenance costs. The remodeling project at First Citizens also led to an increase in equipment expense in the second quarter of 2005. Additionally, increases in data processing expense, franchise tax, and ATM expenses were due to the addition of branches and ATM machines from the merger at First Citizens. Professional fees increased $212 in the second quarter 2005 compared to the second quarter 2004. Legal and audit fees accounted for $180 of this increase due to Sarbanes-Oxley compliance costs and also increased legal fees from impaired loans acquired through the merger. Director’s fees accounted for $25 of the increase due to additional board members needed after the merger. Courier expense for the second quarter 2005 totaled $167 compared to $93 in 2004. The introduction of mobile banking to the branches at First Citizens as well as the increased usage of this service at Citizens branches resulted in this increase in courier expense. With the increase in the Corporation’s core deposit intangible asset, the amortization of these assets increased $68 in 2005 compared to 2004. Finally, other operating expenses increased $293 in the second quarter 2005 compared to the second quarter 2004. This increase in expense was primarily caused by the increase in branches and customer base created in the merger.
Income tax expense for the second quarter totaled $632 compared to $585 for the same period in 2004. This was an increase of $47, or 8.0 percent. The effective tax rates were comparable for the three-month periods ended June 30, 2005 and June 30, 2004, were 30.1% and 29.4%, respectively.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $85,757, at June 30, 2005 compared to $88,213 at December 31, 2004. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	6/30/2005	12/31/04	Purposes	Provisions
Tier I Risk Based Capital	14.2%	13.7%	4.0%	6.0%
Total Risk Based Capital	16.1%	15.5%	8.0%	10.0%
Leverage Ratio	9.2%	10.0%	4.0%	5.0%
The Corporation paid a cash dividend of $.28 per common share on February 1, 2005 and May 1, 2005 compared to $.27 per common share on February 1, 2004 and May 1, 2004.
Liquidity
The banks maintain a conservative liquidity position. Liquidity is evidenced by all but $9 of securities being classified as available for sale. At June 30, 2005, securities with maturities of one year or less totaled $46,758.
Cash from operations for June 30, 2005 was $3,114. This includes net income of $3,087 plus net adjustments of $27 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $33,059 at June 30, 2005, resulting from allowing maturing securities to roll-off the portfolio and only replacing securities that are needed for pledging requirements. Also, loans payments exceeded the amount of loans made. The Corporation had an increase in its federal funds sold as excess funds were realized as loans and securities declined. Cash from financing activities in the first six months of 2005 totaled $(37,506). This decrease in cash is primarily due to the decrease in deposits at the banks. Secondly, the two payments of dividends made in February and May decreased the amount of cash from financing activities. Finally, the cash paid out to complete the branch sale in January caused a decrease in cash from financing activities. Cash from operating activities and investing activities was less than financing activities by $1,333, which resulted in a decrease in cash and cash equivalents to $24,328.
Future loan demand of the banks can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
in the federal funds market and/or borrowing from the Federal Home Loan Bank (FHLB). The banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $25,250 and the banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $67,465 at June 30, 2005.
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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will have either lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.
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
Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Corporation has not purchased derivative financial instruments in the past but may purchase such instruments in the future. Prepayments of assets carrying higher rates reduce the Corporation’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 and June 30, 2005, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2004 or June 30, 2005. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2005			December 31, 2004
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	93,348	(11,603)	-11%	93,190	(6,159)	-6%
+100bp	101,307	(3,644)	-3%	96,222	(3,127)	-3%
Base	104,951	—	—	99,349	—	—
-100bp	105,965	1,014	1%	100,832	1,483	1%
-200bp	105,579	628	1%	101,589	2,240	2%
The relatively minor change in net portfolio value from December 31, 2004 to June 30, 2005, is primarily a result of two factors. First, the yield curve has flattened, with short-term interest rates increasing, while long-term rates have decreased slightly. As a result, the Corporation has seen an increase in the base level of net portfolio value, due to a decrease in the fair value of loans, a decrease in the fair value of investments, offset by larger a decrease in the fair value of deposits.
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
A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2004, the Corporation had not completed all of the documentation and testing required by section 404 of the Sarbanes-Oxley Act of 2002 as it pertained to one of its banking affiliates, First Citizens Bank. However, during the second quarter of 2005, all of the documentation and testing required by section 404 was completed and this weakness was determined to be remediated as of June 30, 2005.
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

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2005, we purchased shares of our common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
June 1, 2005 through June 30, 2005	6,000	$21.55	0	No publicly announced repurchase program in place
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting on April 19, 2005, for the purpose of considering and voting on the following:
1.)	To elect four Class II directors to serve terms of three years or until their successors are elected and qualified.

The summary of the voting of common shares outstanding was as follows:

Director Candidate	For	Withheld
Robert L. Bordner	4,713,913.47	59,294.95
Ronald E. Dentinger	4,655,315.04	117,893.38
George Mylander	4,641,988.16	131,220.26
J. George Williams	4,605,972.64	167,235.78
The following directors’ terms of office continued after the meeting:
Blythe A. Friedley, W. Patrick Murray, Allen R. Nickles, Robert L Ransom Leslie D. Stoneham, David A. Voight, Daniel J. White

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
First Citizens Banc Corp

/s/ David A. Voight	August 9, 2005

David A. Voight	Date
President

/s/ James O. Miller	August 9, 2005

James O. Miller	Date
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