Form 10-Q
period 2005-09-30
FIRST CITIZENS BANC CORP /OH
filed 2005-11-09
CIK 944745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Registrant’s telephone number, including area code: (419) 625-4121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at November 9, 2005
5,801,402 common shares

FIRST CITIZENS BANC CORP
Index

FIRST CITIZENS BANC CORP
Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$18,764	$25,661
Federal funds sold	21,670	9,947
Securities available for sale	137,578	154,468
Securities held to maturity (Fair value of $9 in 2005 and $11 in 2004)	8	11
Loans held for sale	—	8,886
Loans, net of allowance of $12,041 and $11,706	521,025	556,188
FHLB, FRB, GLBB and NCDC stock	9,231	8,972
Premises and equipment, net	12,335	11,824
Premises and equipment, held for sale, net	—	179
Accrued interest receivable	4,717	4,526
Goodwill	26,093	26,093
Core deposit and other intangibles	4,154	4,698
Other assets	7,536	6,057

Total assets	$763,111	$817,510

LIABILITIES
Deposits
Noninterest-bearing	$97,689	$104,873
Interest-bearing	489,613	542,172

Total deposits	587,302	647,045
Federal Home Loan Bank advances	30,604	30,855
Securities sold under agreements to repurchase	18,479	12,712
U. S. Treasury interest-bearing demand note payable	2,603	1,755
Notes payable	7,000	8,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	6,620	3,930

Total liabilities	677,608	729,297

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	25,932	27,781
Treasury stock, 310,862 and 304,862 shares at cost	(7,623)	(7,494)
Accumulated other comprehensive loss	(1,236)	(504)

Total shareholders’ equity	85,503	88,213

Total liabilities and shareholders’ equity	$763,111	$817,510

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$9,278	$7,150	$27,278	$20,817
Taxable securities	992	589	3,002	1,922
Tax-exempt securities	239	263	741	865
Federal funds sold and other	243	5	441	5

Total interest income	10,752	8,007	31,462	23,609
Interest expense
Deposits	2,121	1,539	5,941	4,595
Federal Home Loan Bank advances	248	156	753	303
Subordinated debentures	407	158	1,175	438
Other	236	98	589	271

Total interest expense	3,012	1,951	8,458	5,607

Net interest income	7,740	6,056	23,004	18,002
Provision for loan losses	212	510	891	1,430

Net interest income after provision for loan losses	7,528	5,546	22,113	16,572
Noninterest income
Computer center data processing fees	220	298	706	869
Service charges	915	827	2,694	2,407
Net gain/ (loss) on sale of securities	3	1	(15)	107
Net gain on sale of loans	10	45	75	117
ATM fees	179	150	512	410
Trust fees	295	224	797	585
Gain on branch sale	—	—	766	—
Other	146	328	549	795

Total noninterest income	1,768	1,873	6,084	5,290
Noninterest expense
Salaries and wages	3,098	2,245	8,989	6,755
Benefits	651	649	2,180	1,694
Net occupancy expense	359	305	1,184	988
Equipment expense	370	273	1,001	831
Contracted data processing	360	212	1,031	641
State franchise tax	251	193	780	609
Professional services	274	197	931	617
Amortization of intangible assets	190	121	544	364
Advertising	136	98	373	294
ATM expense	119	131	393	316
Stationery and supplies	114	98	395	267
Courier	173	105	482	287
Other operating expenses	934	887	3,212	2,701

Total noninterest expense	7,029	5,514	21,495	16,364

Income before taxes	2,267	1,905	6,702	5,498
Income tax expense	701	563	2,049	1,592

Net Income	$1,566	$1,342	$4,653	$3,906

Earnings per share, basic	$0.27	$0.27	$0.80	$0.78
Earnings per share, diluted	$0.27	$0.27	$0.80	$0.78
Weighted average basic common shares	5,801,402	5,026,579	5,805,358	5,030,946
Weighted average diluted common shares	5,802,649	5,032,251	5,807,156	5,036,209

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,566	$1,342	$4,653	$3,906

Unrealized holding gains and (losses) on available for sale securities	(296)	645	(1,124)	(917)
Reclassification adjustment for gains later recognized in income	(3)	(1)	15	(107)

Net unrealized gains and (losses)	(299)	644	(1,109)	(1,024)
Tax effect	102	(219)	377	348

Total other comprehensive income (loss)	(197)	425	(732)	(676)

Comprehensive income	$1,369	$1,767	$3,921	$3,230

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2004	5,033,203	$47,370	$28,612	$(7,241)	$384	$69,125

Net income	—	—	3,906	—	—	3,906

Change in unrealized gain (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(676)	(676)

Purchase of treasury stock, at cost	(6,624)	—	—	(142)	—	(142)

Cash dividends ($.81 per share)			(4,075)			(4,075)

Dividends declared ($.27 per share)	—	—	(1,357)	—	—	(1,357)

Balance, September 30, 2004	5,026,579	$47,370	$27,086	$(7,383)	$(292)	$66,781

Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213

Net income	—	—	4,653	—	—	4,653

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(732)	(732)

Cash dividends ($.84 per share)	—	—	(4,877)	—	—	(4,877)

Dividends declared ($.28 per share)	—	—	(1,625)	—	—	(1,625)

Purchase of Treasury Stock	(6,000)	—	—	(129)	—	(129)

Balance, September 30, 2005	5,801,402	$68,430	$25,932	$(7,623)	$(1,236)	$85,503

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
Net cash from operating activities	$4,668	$3,802

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	3	2
Maturities and calls of securities, available-for-sale	19,506	57,187
Purchases of securities, available-for-sale	(4,469)	(34,305)
Proceeds from sale of securities, available-for-sale	—	243
Purchases of FRB Stock	—	—
Loans made to customers, net of principal collected	28,054	(24,189)
Loans sold from portfolio	9,505	—
Proceeds from sale of OREO properties	685	329
Change in federal funds sold	(11,723)	—
Proceeds from sale of property and equipment	—	416
Net purchases of office premises and equipment	(1,265)	(582)

Net cash from investing activities	40,296	(899)

Cash flows from financing activities
Repayment of FHLB borrowings	(251)	—
Net change in short-term FHLB advances	—	(10,255)
Proceeds from long-term FHLB advances	—	30,000
Net change in deposits	(40,916)	(30,267)
Change in securities sold under agreements to repurchase	5,767	(2,312)
Change in U. S. Treasury interest-bearing demand note payable	848	780
Changes in notes payable	(1,000)	(1,000)
Cash paid in branch sale	(11,303)	—
Purchases of treasury stock	(129)	(142)
Net proceeds from obligated mandatorily redeemable capital securities	—	12,500
Cash dividends paid	(4,877)	(4,075)

Net cash from financing activities	(51,861)	(4,771)

Net change in cash and due from banks	(6,897)	(1,868)
Cash and due from banks at beginning of period	25,661	21,983

Cash and due from banks at end of period	$18,764	$20,115

Cash paid during the period for:
Interest	$8,495	$6,095
Income taxes	$2,045	$1,684

Supplemental non-cash disclosures
Transfers to OREO	$178	$847

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1) Consolidated Financial Statements
The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and it wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Bank (First Citizens), SCC Resources, Inc. (SCC), R. A. Reynolds Appraisal Service, Inc., (Reynolds), Mr. Money Finance Company (Mr. Money), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.) together referred to as the Corporation. Reynolds was sold from the Corporation on July 1, 2005, but its income through June 30, 2005 is included in the consolidated financial statements. Intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2005 and its results of operations and changes in cash flows for the periods ended September 30, 2005 and 2004 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2004 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland and Union. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2005, SCC provided item processing for nine financial institutions in addition to the two subsidiary banks. SCC accounted for 1.9% of the Corporation’s total revenues through September 30, 2005. Reynolds provided real estate appraisal services for lending purposes to subsidiary banks and other financial institutions. Reynolds accounted for less than 1.0% of total Corporation revenues at the time of its sale. Mr. Money provides consumer finance loans that the subsidiary banks would not normally provide to B and C credits at a rate commensurate with the risk and accounted for approximately 2.2% of the Corporation’s total revenue. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue for the period ended September 30, 2005. Water St. Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue also totaled less than 1.0% of total revenue for the period ended September 30, 2005. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.
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
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$1,566	$1,342	$4,653	$3,906
Deduct: Stock-based compensation expense determined under fair value based method	9	19	42	57

Pro forma net income	$1,557	$1,323	$4,611	$3,849

Basic earnings per share as reported	$0.27	$0.27	$0.80	$0.78
Pro forma basic earnings per share	0.27	0.26	0.79	0.77
Diluted earnings per share as reported	$0.27	$0.27	$0.80	$0.78
Pro forma diluted earnings per share	0.27	0.26	0.79	0.76

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
2) Securities
Securities at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$106,874	$1	$(1,194)

Obligations of states and political subdivisions	24,473	375	(39)

Mortgage-back securities	5,750	22	(60)

Total debt securities	$137,097	$398	$(1,293)

Equity securities	481	—	—

	$137,578	$398	$(1,293)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

September 30, 2005
		Gross	Gross
	Carrying	Unrecognized	Unrecognized
Held to Maturity	Value	Gains	Losses	Fair Value
Mortgage-backed securities	$8	$1	$—	$9

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$118,100	$8	$(561)
Corporate Bonds	512	—	(12)
Obligations of states and political subdivisions	26,964	765	(10)
Mortgage-back securities	8,411	66	(41)

Total debt securities	153,987	839	(624)
Equity securities	481	—	—

Total	$154,468	$839	$(624)

December 31, 2004
		Gross	Gross
	Carrying	Unrecognized	Unrecognized
Held to Maturity	Value	Gains	Losses	Fair Value
Mortgage-backed securities	$11	$—	$—	$11

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$52,271	$52,040
Due after one year through five years	74,542	73,912
Due after five years through ten years	3,597	3,623
Due after ten years	1,795	1,772
Mortgage-backed securities	5,787	5,750
Equity securities	481	481

Total securities available for sale	$138,473	$137,578

Held to maturity	Carrying	Estimated
	Amount	Fair Value
Mortgage-backed securities	$8	$9

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Proceeds	$—	$2	$—	$243
Gross gains	—	1	—	104
Gross losses	—	—	(10)	—
Security gains/(losses) due to calls prior to maturity	3	—	(5)	3
Securities with a carrying value of approximately $110,101 and $96,951 were pledged as of September 30, 2005 and December 31, 2004, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2005 and December 31, 2004 not recognized in income are as follows.

September 30, 2005	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$31,465	$454	$26,241	$193	$57,706	$647
Obligations of states and political subdivisions	1,954	15	—	—	1,954	15
Mortgage-backed securities	592	—	—	—	592	—

Total temporarily impaired	$34,011	$469	$26,241	$193	$60,252	$662

December 31, 2004	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$108,096	$526	$5,896	$35	$113,992	$561
Corporate bonds	—	—	512	12	512	12
Obligations of states and political subdivisions	2,907	10	750	1	3,657	11
Mortgage-backed securities	6	—	4,021	40	4,027	40

Total temporarily impaired	$111,009	$536	$11,179	$88	$122,188	$624

Unrealized losses on obligations of states and political subdivisions, and mortgage-backed securities have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increase in market interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(3) Loans
Loans at September 30, 2005 and December 31, 2004 were as follows:

	9/30/2005	12/31/2004
Commercial and Agriculture	$66,643	$76,469
Commercial real estate	196,454	202,616
Real Estate — mortgage	212,355	228,467
Real Estate — construction	30,011	25,315
Consumer	26,296	32,807
Credit card and other	676	1,213
Leases	1,198	1,723

Total loans	533,633	568,610
Allowance for loan losses	(12,041)	(11,706)
Deferred loan fees	(566)	(711)
Unearned interest	(1)	(5)

Net loans	$521,025	$556,188

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance beginning of period	$12,321	$6,421	$11,706	$6,308
Loans charged-off	(807)	(407)	(1,964)	(1,426)
Recoveries	315	99	1,408	311
Provision for loan losses	212	510	891	1,430

Balance at September 30,	$12,041	$6,623	$12,041	$6,623

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three and nine months ended September 30.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Average investment in impaired loans	$18,813	$7,173	$17,325	$7,048
Interest income recognized on impaired loans including interest income recognized on cash basis	151	90	412	300
Interest income recognized on impaired loans on cash basis	142	90	389	300
Information regarding impaired loans at September 30, 2005 and December 31, 2004 was as follows:

	9/30/05	12/31/04
Balance impaired loans	$18,944	$15,430
Less portion for which no allowance for loan losses is allocated	—	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$18,944	$15,430

Portion of allowance for loan losses allocated to the impaired loan balance	$6,791	$5,910

Nonperforming loans were as follows.

	9/30/05	12/31/04
Loans past due over 90 days still on accrual	$530	$318
Nonaccrual	$13,182	$8,273
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2005 and December 31, 2004.

	Contract Amount
	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$9,894	$63,309	$4,396	$53,130
Overdraft protection	—	6,636	—	6,643
Letters of credit	215	3,434	20	3,522

	$10,109	$73,379	$4,416	$63,295

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.37% to 11.5% at September 30, 2005 and 3.50%to 8.00% at December 31, 2004. Maturities extend up to 30 years.
The subsidiary banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2005 and December 31, 2004 approximated $3,588 and $10,176. The decrease in requirements is due to Citizens reclassifying certain deposit products as savings accounts which require no reserve requirement with the Federal Reserve.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(6) Pension Information
Net periodic pension expense for:

	September 30
	2005	2004
Service cost	$534	$390
Interest cost	367	344
Expected return on plan assets	(289)	(249)
Other components	35	41

Net periodic pension cost	$647	$526

The total amount of contributions expected to be paid by the Corporation in 2005 total $672, compared the 2004 total of $1,196. In 2004, the Corporation was required to make four quarterly payments totaling $599 as well as a 2003 funding contribution of $597.
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
(8) Consolidation of Banks
The merger that was announced on June 24, 2005 by the Corporation, merging one of its banking affiliates, First Citizens, into its other banking affiliate, Citizens, was completed on

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

October 15, 2005. Where practical and with regulatory approval, the name First Citizens Bank will continue to be used as a trade name in the First Citizens Bank markets. This merger was directly related to efforts to decrease operating costs of the Corporation. Also, as a result of the merging and organizational restructuring of the two banks, approximately thirty three jobs will be eliminated. The cost of the employment termination plan is estimated to range from $380 to $390 and will be expensed in 2005.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.
Management’s Discussion and Analysis Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2005, compared to December 31, 2004 and the consolidated results of operations for the three month and nine month periods ending September 30, 2005 compared to the same periods in 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at September 30, 2005 were $763,111 compared to $817,510 at December 31, 2004. This was a decrease of $54,399. The decrease in total assets of the Corporation was primarily caused by three factors. First, in the first quarter of 2005, two branches of First Citizens were sold. With this sale, $6,046 in loans originated at the two branches were assumed by the acquiring entity. Deposits assumed by the acquiring entity totaled $18,851. Also, there was an $11,303 outlay of cash to complete the deal, which was financed by a reduction in the Corporation’s federal funds sold. Secondly, the Corporation

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

has allowed maturing and called securities to roll off without replacing them. Currently, the Corporation is in compliance with its pledging requirements, and has taken the strategy of reinvesting the funds rolling off in the security portfolio into the loan portfolio, which will earn a higher yield. The third factor was the decrease in the loan portfolio. The reasons for this decline are discussed below.
Net loans have decreased $35,163, or 6.3 percent since December 31, 2004. The commercial real estate portfolio decreased by $6,162 and the commercial and agriculture portfolio decreased $9,826, while residential real estate and consumer loans decreased by $16,112 and $6,511 respectively. The decrease in the residential real estate loans and consumer loans continues a trend the Corporation has been experiencing the last few years. The Corporation’s lending philosophy is to focus on the commercial loan portfolio and to attempt to grow the portfolio. The philosophy on the real estate portfolio is to book loans that can be sold on the secondary loan market. The decline in the Corporation’s installment portfolio can be attributed primarily to the tightening of underwriting standards. Although this tightening of standards has increased the credit quality of the loans in the installment portfolio, it has also decreased the volume of loans that are being closed in this portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk. The decrease of the Corporation’s commercial real estate portfolio was due primarily to scheduled pay-offs. Also, the Corporation has been restructuring its consumer loan area during 2005. As a part of the restructuring, Mr. Money became a subsidiary of First Citizens in August. This move has helped to reduce the cost of funding for Mr. Money. Mr. Money is expected to use First Citizens deposits and other financial funding instruments to support its loan growth. The Corporation introduced new consumer lending products late in the second quarter of 2005 and expects to use these products to begin growing the consumer loan portfolio. With the new products being introduced, a new rate structure for consumer loans has been developed. This rate structure is expected to increase the yield on the Corporation’s consumer portfolio.
Loans held for sale decreased $8,830 from year-end 2004. At December 31, 2004, the portfolio consisted of loans at First Citizens totaling $6,046, which were sold in a branch sale in January 2005, and Mr. Money loans of $2,840 of which $2,784 were sold in February 2005. Loans held for sale in previous years have primarily consisted of refinanced, fixed rate residential real estate loans. Over the past two years, the demand for refinancings has declined. There were no loans held for sale on the secondary market at September 30, 2005. At September 30, 2005, the net loan to deposit ratio was 89.0 percent compared to 86.0 percent at December 31, 2004.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

For the nine months of operations in 2005, $891 was provided into the allowance for loan losses from earnings compared to $1,430 for the same period of 2004. The decrease in the provision was a combination of three items. First, Mr. Money’s reserve for loan losses decreased through September of 2005 compared to September 2004. The loan sale at Mr. Money in 2005 consisted of troubled loans, to which a large part of the reserve for loan losses was attributable. Subsequent to the loan sale, and after conducting its reserve adequacy calculation, management felt that the remaining reserve at Mr. Money was sufficient to cover any losses on its current portfolio. In 2004, Mr. Money had provided $515 into the allowance for loan losses for the first nine months of the year, while in 2005, only $15 was provided into the allowance. Secondly, First Citizens had a decrease in their reserve for loan losses. First Citizens provided $105 less into the allowance for loan losses in 2005 than in 2004. After the merger with FNB Financial Corporation (FNB) in 2004, First Citizens’ adequacy calculation showed that only $270 was needed to be provided into the allowance in 2005, compared to $375 that was provided into the allowance in 2004. Finally, FCBC provided $65 into its allowance for loan losses in 2005, compared to no reserves in 2004. A decrease in net charge-offs of $559 was experienced from 2004 to 2005 due primarily to a $429 loss recovery in 2005 as well as the sale of non-performing loans at Mr. Money. Non-accrual loans increased $4,909 from December 31, 2004 to September 30, 2005. This increase was primarily caused by two large commercial credits being placed on non-accrual status in March and June, respectively. As of September 30, 2005, impaired loans have increased $3,514 from December 31, 2004. This increase was primarily due to loans that were acquired from FNB with the 2004 merger. These loans had been adequately reserved for on FNB balance sheet. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The September 30, 2005 allowance for loan losses as a percent of total loans was 2.26 percent compared to 2.06 percent at December 31, 2004.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

At September 30, 2005, available for sale securities totaled $137,578 compared to $154,468 at December 31, 2004, a decrease of $16,890. The decrease in securities was due to paydowns, calls, maturities and sales. Funds not used to replace these securities were used to partially fund the cash outlay of the branch sale as well as to fund other assets, such as loans. Bank stocks increased $259 from December 31, 2004 due to FHLB stock dividends received.
Office premises and equipment, net, have increased $511. The increase in office premises and equipment is attributed to new purchases of $1,326, depreciation of $754 and disposals of $61. The new purchases include the purchase of a formerly leased branch office by Citizens located in Port Clinton, Ohio. Office premises and equipment, net held for sale, decreased $179 from December 31, 2004 due to the branch sale at First Citizens in January. Intangible assets decreased $544 due to amortization of the core deposit premium.
Total deposits at September 30, 2005 decreased $59,743 from year-end 2004. Noninterest-bearing deposits decreased $7,184 from year-end 2004. Interest-bearing deposits, including savings and time deposits, decreased $52,559 from year-end 2004. One cause of these decreases was due to the $18,851 in deposits sold during the First Citizens branch sale in January 2005. The year-to-date average balance of total deposits increased $112,936 compared to the average balance of the same period 2004. This increase in average balance was primarily due to the $165,261 of deposits acquired in a merger in October 2004. As the stock market stabilized and began to recover in mid 2003 and 2004, investors who had sought short-term financial institution deposit products as the market declined have continued to move out of deposits and into other financial instruments. A second cause of the decrease in certificates of deposit occurred as a result of management’s decision to allow higher rate certificates which were maturing to be withdrawn from the Corporation rather than trying to retain these deposits by paying above market rates. The year-to-date 2005 average balance of savings deposits has increased $25,421 compared to the average balance of the same period for 2004. The September 30, 2005 average rate on savings was 0.44 compared to the September 30, 2004 average rate of 0.41. The year-to-date 2005 average balance of time certificates has increased $44,299 compared to the average balance for the same period for 2004. Additionally, the year-to-date 2005 average balances compared to the same period in 2004 of Demand Deposits increased $23,519, while N.O.W. accounts increased $28,269, and Money Market Savings decreased $9,710. The increases in average balance are due to the merger that was completed in October 2004.
Total borrowed funds have increased $5,364 from December 31, 2004 to September 30, 2005. At September 30, 2005, the Corporation had $30,604 in outstanding FHLB advances compared to $30,855 at December 31, 2004, which was the result of scheduled pay downs of the outstanding advances. The Corporation had notes outstanding with other financial institutions totaling $7,000 at September 30, 2005 compared to $8,000 at December 31, 2004. The $1,000 decrease is due to a scheduled paydown of a note in July. These notes were primarily used to fund the loan growth at Mr. Money. Securities sold under agreements to

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

repurchase, which tend to fluctuate, have increased $5,767 and U.S. Treasury Tax Demand Notes have increased $848.
Shareholders’ equity at September 30, 2005 was $85,503, or 11.2 percent of total assets, compared to $88,213 at December 31, 2004, or 10.8 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $4,653, less dividends paid of $4,877, dividends declared of $1,625, the decrease in the market value of securities available for sale, net of tax, of $732, and the purchase of $129 of treasury shares. The Corporation paid a cash dividend on February 1, 2005, May 1, 2005, and August 1, 2005 at a rate of $.28 per share compared to $.27 per share at February 1, 2004, May 1, 2004, and August 1, 2004. Total outstanding shares at September 30, 2005 were 5,801,402.
Results of Operations
Nine Months Ended September 30, 2005 and 2004
Net income for the nine months ended September 30, 2005 was $4,653 or $.80 per diluted share compared to $3,906, or $.78 per diluted share for the same period in 2004. This was an increase of $746, or 19.1 percent. Some of the reasons for the changes are explained below.
Total interest income for the first nine months of 2005 increased $7,853, or 33.3 percent compared to the same period in 2004. The average rate on earning assets on a tax equivalent basis for the first nine months of 2005 was 5.72 percent and 5.21 percent for the first nine months of 2004. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2005 and the increase in earning assets as a result of the merger completed in October 2004. Interest rate increases in 2005 have had a positive effect on the Corporation’s earning asset portfolio. Total interest expense for the first nine months of 2005 has increased by $2,851, or 50.8 percent compared to the same period of 2004. The increase of interest expense is due to the increase in balances of deposit products as a result of the merger of 2004 as well as the increase in interest rates experienced in 2005. Interest on deposits increased $1,346 compared to 2004, as the average balance increased $112,936 from September 30, 2004. Interest expense on FHLB borrowings increased $450 compared to the first nine months of 2004 primarily due to the increase in average balance of $10,068 in borrowings which were used to pay down the Corporation’s Federal Funds purchased position. In September 2004, a $12,500 trust preferred issuance was created to help fund the merger in 2004. The increase of average balance of $8,162 from 2004 to 2005 resulted in an increase in expense on subordinated debentures of $737. Interest on other borrowings increased $318 as rates increased during 2005. The average rate on interest-bearing liabilities for the first nine months of 2005 was 1.76 percent compared to 1.39 percent for the same period of 2004. The net interest margin on a tax equivalent basis was 4.48 percent for September 30, 2005 and 4.06 percent for September 30, 2004.
Noninterest income for the first nine months of 2005 totaled $6,090, compared to $5,290 for

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

the same period of 2004, an increase of $800. Service charges on deposit accounts increased $287 in 2005 compared to the same period in 2004. Check Protect generated an additional $200 in service charge income in the first nine months of the year 2005 compared to the same period in 2004 due to the additional customer base created by the merger in 2004. Computer processing fees and net gain on sale of loans decreased in the first nine months of 2005 compared to the same period in 2004. ATM fees increased $102 from the same period in 2004 as a result of the additional machines and customer base from the merger in 2004. Gain/(Loss) on sale of securities decreased $122 from 2004. In 2004, Citizens sold securities at a $103 gain, and used the proceeds to help fund its loan growth. Trust fees increased $212, up to $797 by September 30, 2005. The Trust department continues to add assets to its portfolio, resulting in increased revenue generated by the Trust department. The Corporation had a $766 gain on the sale of two branches of First Citizens in 2005. In the sections above, the loan and deposit effects of this branch sale are discussed. Other operating income declined $240 in 2005 compared with the same period of time in 2004. There are two main items that declined in the first nine months of 2005 that caused the reduced income. First, with the sale of Reynolds, appraisal fees generated by this affiliate ceased as of June 30, 2005. As a result of the sale, $127 less fees were generated. Secondly, FCBC received $76 through September 30, 2004, from management fees resulting from the merger with FNB in October 2004. In 2005, these fees were not earned with the merger being completed in 2004.
Noninterest expense for the nine months ended September 30, 2005 totaled $21,501 compared to $16,364 for the same period in 2004. This was an increase of $5,138, or 31.4 percent. Salaries and wages increased $2,234, or 33.1 percent compared to the first nine months of 2004. The increase in salaries was mainly attributable to the employees added by First Citizens when it completed its merger in October 2004. Benefits increased $486 in the first nine months of 2005 compared to the first nine months of 2004. The primary increase in benefits is due to the rising costs of the Corporation’s self-insured health plan. Compared to September 30, 2004, insurance costs are up approximately $314 in 2005. Approximately half of this cost is related to the increase in employees added through the merger in October 2004. Also included in the increase in benefits is an increase in costs of the Corporation’s pension plan of $131 in 2005 compared to the same period in 2004. Net occupancy expense increased from $988 for the first nine months of 2004, to $1,184 in 2005, an increase of $196. This increase is primarily due to the rise in utility payments and building depreciation associated with the new branches created from the merger with FNB in 2004. Equipment expense increased $170 primarily as a result of a remodeling project completed at First Citizens in 2005. Computer processing expense increased by $390 compared to last year primarily due the increase in size of First Citizens as a result of the FNB merger as well as the merger between the two Banks to be completed in October 2005. State franchise taxes increased $171 compared to the first nine months in 2004 due to the increase in capital position created by the merger in 2004. ATM expenses and advertising expenses increased slightly for the first nine months of 2005 compared to the same period in 2004. Professional services increased $320 from 2004 to 2005. The primary reason for the increase was due to the increase in fees

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

paid for compliance with section 404 of the Sarbanes-Oxley Act of 2002. With the increase in the Corporation’s core deposit intangible asset, the amortization of these assets increased $181 in 2005 compared to 2004. Stationery and supplies increased $128 from 2004 due primarily to the merger in 2004 and remodeling at First Citizens. With a change in bank name and the additional branches, items such as letterhead, envelopes, teller stamps and other items had to be ordered and restocked in the transition from the old bank name to the new name. The Corporation expects higher costs to continue in the near future with the merging of the two Banks in October 2005. Some of the items listed above will again have to be purchased with the two Banks becoming one. During the first nine months of 2005, courier expenses increased due to mobile banking being introduced to the First Citizens branches in 2005. This service allows commercial customers to make deposits from their own location instead of having to travel to a branch office of the Corporation. Other expenses increased by $511 for the first nine months of 2005 compared to the same period in 2004. A few of the larger increases are as follows. Bad check expense increased $122 in the first nine months of 2005 compared to the same period in 2004. This increase is due to a write-off of $111 for a fraudulent check that was cleared at one of the banks. The Corporation does expect to recover approximately $60 of this amount in the fourth quarter from its insurance company. Due to the merger in October 2004, two items, general insurance of the Corporation and correspondent bank fees, increased $136 from 2004.
Income tax expense for the first nine months of 2005 totaled $2,049 compared to $1,592 for the first nine months of 2004. This was an increase of $457, or 28.7 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $1,203. The effective tax rates were comparable for the nine-month periods ended September 30, 2005 and September 30, 2004, at 30.6% and 29.0%, respectively. The increase in the effective rate is due to the decline in the Municipal security portfolio in relation to total assets.
Three Months Ended September 30, 2005 and 2004
Net income for the three months ended September 30, 2005 was $1,566 or $.27 per diluted share compared to $1,342 or $.27 per diluted share for the same period in 2004. This was an increase of $224, or 16.7 percent. Some of the reasons for the changes are explained below.
Total interest income for the third quarter of 2005 increased $2,745, or 34.3 percent compared to the same period in 2004. The average rate on earning assets on a tax equivalent basis for the third quarter of 2005 was 5.91 percent and 5.21 percent for the third quarter of 2004. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2005, and which continued in the third quarter 2005. During the third quarter 2005, the fed funds rate increased 75 basis points. The increase in earning assets as a result of the merger completed in October 2004 also contributed heavily to the increase in interest earned on assets. Interest rate increases in the third quarter of 2005 have continued to have a positive effect on the Corporation’s earning asset portfolio. Interest and

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

fees on loans increased $2,128, or 29.8 percent compared to the same period in 2004. This increase is due to the continued increase in average yield of the loan portfolio as well as the increase in average loans of $48,645 over the average loan balance during the third quarter of 2004. This increase in loan balance is attributable to the merger completed in October 2004. Interest on securities increased $379 in the third quarter 2005 compared to the third quarter of 2004 primarily due to the securities acquired in the merger. Total interest expense for the third quarter of 2005 increased $1,061, or 27.8 percent compared to the same period of 2004. The increase of interest expense is due to the increase in balances of deposit products as a result of the merger as well as the increase in interest rates that continued in the second quarter of 2005. Interest on deposits increased $582 compared to 2004, as the rate paid on deposits increased from 1.37% in 2004 to 1.66% in 2005. Interest expense on FHLB borrowings increased $92 compared to the third quarter of 2004 primarily due to the increase in average balance in borrowings which were used to pay down the Corporation’s Federal Funds purchased position. In September 2004, a $12,500 trust preferred issuance was created to help fund the FNB merger. The increase of average balance of $11,005 from 2004 to 2005 resulted in an increase in expense on subordinated debentures of $249. Interest on other borrowings increased $138 as rates increased during the third quarter of 2005 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the third quarter of 2005 was 1.89 percent compared to 1.61 percent for the same period of 2004. The net interest margin on a tax equivalent basis was 4.58 percent for September 30, 2005 and 4.04 percent for September 30, 2004.
Noninterest income for the third quarter of 2005 totaled $1,774, compared to $1,873 for the same period of 2004, a decrease of $99. Service charge fees increased $88 in the third quarter 2005 compared to the same period in 2004, as the Corporation’s check protect program generated an additional $70 in service charge income due to the increase in customer base created by the FNB merger. ATM fees also benefited from the increase in customer base as total ATM fee increased $29 in the third quarter 2005 compared to the third quarter 2004. Trust fees increased $71 as the Trust department continued to grow its asset portfolio in the third quarter of 2005 compared to the third quarter of 2004. Computer processing fees and losses on sale of loans decreased slightly in the third quarter 2005 compared to the same period in 2004. Other fees decreased $176, decreasing from $328 in 2004 to $152 in 2005. With the sale of Reynolds in July, the Corporation did not generate the $77 in fees as it did in 2004 during the third quarter. Also, during the third quarter of 2004, FCBC received $76 in management fees as a part of the FNB merger. These fees were not earned in the third quarter of 2005.
Noninterest expense for the quarter ended September 30, 2005 totaled $7,035 compared to $5,514 for the same period in 2004. This was an increase of $1,521, or 27.6 percent. Salaries and wages increased $853, or 38.0 percent compared to the third quarter of 2004. The increase in salaries was attributable to the increase in employees at First Citizens due to the merger in October 2004. Benefits only increased $2 in the third quarter of 2005 compared to the third quarter 2004. Net occupancy expense increased $54 for the third quarter of 2005

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

compared to the third quarter 2004. This increase was primarily caused by the increase in depreciation and utility payments made for the additional branches acquired by First Citizens in the merger. A remodeling project at First Citizens was the primary cause for the increase of $97 in equipment expense in the third quarter of 2005. Additionally, increases in data processing expense and franchise taxes were due to the addition of branches and increase in capital from the merger in 2004 at First Citizens. Data processing also increased due to fees related to the two Banks being merged in October. The merger in October is expected to cause a slight increase in expense during the fourth quarter as well. Professional fees increased $83 in the third quarter 2005 compared to the third quarter 2004. Legal and audit fees accounted for $82 of this increase due to Sarbanes-Oxley compliance related costs as well as other legal matters the Corporation addressed. Courier expense for the third quarter 2005 totaled $173 compared to $105 in 2004. The introduction of mobile banking to the branches at First Citizens as well as the increased usage of this service at Citizens branches resulted in this increase in courier expense. With the increase in the Corporation’s core deposit intangible asset, the amortization of these assets increased $69 in 2005 compared to 2004. Advertising expense increased $38 in the third quarter 2005 compared to the third quarter 2004 due the introduction of a new website for the Banks. The new website is more informative and more functional than the prior website and was introduced during the third quarter. ATM fees decreased $16 due to the removal of ATM’s that were not profitable. The Banks constantly review current and potential ATM locations to ensure the current locations are profitable and if there are any new areas in which an ATM would be a positive for the Corporation. Finally, other operating expenses increased $47 in the third quarter 2005 compared to the third quarter 2004. This increase in expense was primarily caused by increases in correspondent bank charges and general insurance due to the increase in size of the Corporation.
Income tax expense for the third quarter totaled $701 compared to $563 for the same period in 2004. This was an increase of $138, or 24.5 percent. The effective tax rates were comparable for the three-month periods ended September 30, 2005 and September 30, 2004, at 30.9% and 29.6%, respectively. The decrease in the Municipal security portfolio in relation to asset size is the primary factor in the increase in the effective tax rate.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Capital Resources
Shareholders’ equity totaled $85,503 at September 30, 2005 compared to $88,213 at December 31, 2004. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	9/30/2005	12/31/04	Purposes	Provisions
Tier I Risk Based Capital	13.3%	13.7%	4.0%	6.0%
Total Risk Based Capital	15.8%	15.5%	8.0%	10.0%
Leverage Ratio	9.8%	10.0%	4.0%	5.0%
The Corporation paid a cash dividend of $.28 per common share on February 1, 2005, May 1, 2005 and August 1, 2005 compared to $.27 per common share on February 1, 2004, May 1, 2004 and August 1, 2004.
Liquidity
The banks maintain a conservative liquidity position. Liquidity is evidenced by all but $8 of securities being classified as available for sale. At September 30, 2005, securities with maturities of one year or less totaled $52,041.
Cash from operations for September 30, 2005 was $4,668. This includes net income of $4,653 plus net adjustments of $15 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $40,296 at September 30, 2005, resulting from allowing maturing securities to roll-off the portfolio and only replacing securities that are needed for pledging requirements. Also, loans payments continued to exceed the amount of loans generated. The Corporation had an increase in its federal funds sold as excess funds were realized as loans and securities declined. Cash from financing activities in the first nine months of 2005 totaled $(51,861). This decrease in cash is primarily due to the decrease in interest-bearing deposits at the banks. Secondly, the three payments of dividends made in February, May, and August decreased the amount of cash from financing activities. Finally, the cash paid out to complete the branch sale in January caused a decrease in cash from financing activities. Cash from operating activities and investing activities was less than financing activities by $6,897, which resulted in a decrease in cash and cash equivalents to $18,764.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Future loan demand of the banks can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the federal funds market and/or borrowing from the Federal Home Loan Bank (FHLB). The banks, through their respective correspondent banks, maintain federal funds borrowing lines totaling $34,250 and the banks have additional borrowing availability at the Federal Home Loan Bank of Cincinnati of $62,930 at September 30, 2005.
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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 and September 30, 2005, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2004 or September 30, 2005. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	September 30, 2005			December 31, 2004
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	90,496	(15,144)	-14%	93,190	(6,159)	-6%
+100bp	101,477	(4,163)	-4%	96,222	(3,127)	-3%
Base	105,640	—	—	99,349	—	—
-100bp	106,683	1,043	1%	100,832	1,483	1%
-200bp	106,323	683	1%	101,589	2,240	2%
The change we see in the base from December 31, 2004 to September 30, 2005, is the result of the fair value of assets increasing than liabilities. This change was influenced by both the ongoing flat yield curve and the makeup of the Corporation’s asset portfolio. A rise in rates of 200 basis points would cause the fair value of assets to fall faster than liabilities, which results in the net portfolio value decreasing.
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

First Citizens Banc Corp

/s/ David A. Voight	November 9, 2005

David A. Voight	Date
President , Chief Executive Officer

/s/ James O. Miller	November 9, 2005

James O. Miller	Date
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