Form 10-K
period 2005-12-31
FIRST CITIZENS BANC CORP /OH
filed 2006-03-16
CIK 944745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, No par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2005 was $101,019,669.
As of February 28, 2006, there were 5,479,080 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants Annual Report to Shareholders for fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act on March 16, 2006, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. The Corporation’s office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $750,935,755 at December 31, 2005. FCBC and its subsidiaries are referred to together as the Corporation. In addition to the subsidiaries listed below, the Corporation also has three wholly owned special purpose entities that are accounted for using the equity method based on their nature and purpose.

THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio, one branch banking office in Castalia, Ohio and one loan production office in Port Clinton, Ohio. Additionally, Citizens has offices formerly known as First Citizens Bank (First Citizens), which were consolidated by merger in the fourth quarter of 2005. These offices are located in New Washington, Ohio, Shelby, Ohio, Willard, Ohio, Crestline, Ohio, and the Ohio villages of Chatfield, Tiro, Richwood, Green Camp Greenwich, Plymouth, and Shiloh and also has a loan production office in Marion, Ohio. Citizens accounts for 97.9% of the Corporation’s consolidated assets at December 31, 2005.

SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. Begun as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA), whereby SCC agreed to sell all of its contracts for providing data processing services to community banks to JHA. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2005.
R. A. REYNOLDS APPRAISAL SERVICE, INC. (Reynolds), owned by the Corporation since 1993, was organized under the laws of the State of Ohio in September 1993. Reynolds was sold in the third quarter of 2005. Reynolds provided real estate appraisal services, for lending purposes, to Citizens and First Citizens as well as other financial institutions.

MR. MONEY FINANCE COMPANY (Mr. Money) was formed in 2000 under the laws of the State of Ohio, to provide consumer-lending products to customers who may not qualify for conventional commercial bank lending products. Mr. Money has its main office in Sandusky, Ohio and an office in Mansfield, Ohio. Loans for Mr. Money come from direct consumer lending to customers and loans from third party home improvement vendors. Mr. Money accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2005.

FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) was formed in 2001 to provide customers with a seamless mortgage product with improved service. Assets of the Title Agency are not significant as of December 31, 2005.

FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was also formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2005.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2005.

(b)	Financial Information About Industry Segments

FCBC is a financial holding company. Through the subsidiary bank, the Corporation is primarily engaged in the business of commercial banking, which accounts for substantially all of its revenue, operating income and assets. Financial information regarding the Corporation is included herein under Item 8 of this Form 10-K and statistical information regarding the Corporation is located under Item 1 of this Form 10-K, and each is incorporated into this Section by reference.

(c)	Narrative Description of Business

General

The Corporation’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Huron, Marion, Richland, and Ottawa Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 73% of total revenue for 2005, 74% of total revenue for 2004, and 68% of total revenue in 2003. Over the past few years, the Corporation’s primary focus of lending was real estate mortgages, but has since migrated towards commercial loan products. Residential real estate mortgages comprised 39% of the total loan portfolio in 2005, 40% of the total loan portfolio in 2004, and 44% of the total loan portfolio in 2003. Commercial and agricultural loans comprised 13% of the total loan portfolio in 2005, 13% in 2004, and 11% in 2003, while commercial real estate loans comprised 37% in 2005, 36% in 2004, and 34% in 2003. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the subsidiary bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. In 2005, Citizens paid a special dividend of $15,000 to provide funding for the tender offer disclosed Note 23 of the Corporation’s 2005 Annual Report. This $15,000 dividend required pre-approval from the regulators, which they granted, to pay this dividend. The amount of unrestricted dividends available to be paid by Citizens to the Corporation was approximately $0 at December 31, 2005. Earnings have been sufficient to support asset growth at the subsidiary bank and at the same time provide funds to FCBC for shareholder dividends.

The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

Competition

The primary market area for Citizens is Erie, Huron and Crawford counties. A secondary market includes portions of Marion, Richland, and Ottawa counties. Traditional financial service competition for the Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Employees

FCBC has no employees. The subsidiary companies employ approximately 259 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

The Bank Holding Company Act. As a financial holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary bank had risk-based capital ratios above “well capitalized” requirements at December 31, 2005.

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

Regulation of Bank Subsidiary

In addition to regulation of FCBC, FCBC’s banking subsidiary is subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.

As an Ohio chartered bank, FCBC’s banking subsidiary, Citizens, is supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens is a member of the Federal Reserve System. Citizens is subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not for their shareholders. In addition, Mr. Money is supervised and regulated by, and is subject to periodic examinations by, the State of Ohio Department of Commerce, Division of Financial Institutions.

The deposits of Citizens are insured by the Bank Insurance Fund of the FDIC, and Citizens is subject to the Federal Deposit Insurance Act. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence.

Effects of Government Monetary Policy

The earnings of the subsidiary bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Citizens, and are expected to continue to do so in the future.

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
Statistical Information
The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2005 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I. Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2005, 2004 and 2003 is included on pages 16 through 18 — “Distribution of Assets, Liabilities and

Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Registrant’s 2005 Annual Report to Shareholders and is incorporated into this Item I by reference.
II. Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2005	2004	2003
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$97,815	$118,100	$64,333
Corporate bonds	—	512	1,030
Obligations of states and political subdivisions	22,809	26,964	35,036
Mortgage-backed securities	5,021	8,411	8,426

Total debt securities	125,645	153,987	108,825

Equity securities	481	481	683

Total	$126,126	$154,468	$109,508

Held to Maturity (1)

Mortgage-backed securities	$8	$11	$14

(1)	The Corporation has no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2005 and the weighted average yields of such securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,167	2.93%	$44,648	3.38%	$—	—%	$—	—%
Obligations of states and political subdivisions (1)	6,731	4.39	10,710	4.12	3,040	3.73	2,328	4.30
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities	2	6.53	5,013	4.21	6	9.62
Equity securities	—	—	—	—	—	—	481	—

Total	$59,900	3.09%	$60,371	3.58%	$3,046	3.74%	$2,809	3.56%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity

Mortgage-backed securities	$—	—	$8	7.32%	$—	—	$—	—

III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial and agricultural	$65,903	$76,469	$51,146	$46,495	$26,708
Commercial real estate	195,983	202,616	158,125	116,674	70,616
Residential real estate	206,411	228,467	205,635	210,931	204,496
Real estate construction	29,712	25,315	22,708	13,179	9,402
Consumer	25,268	32,807	24,765	30,278	23,100
Leases	615	1,723	2,293	1,302	435
Credit card and other	632	1,213	4,977	3,700	2,315

	$524,524	$568,610	$469,649	$422,559	$337,072

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and Agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% as in the case of certain stocks, to 100% in the case of collateralizing with a savings or time deposit account. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.
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
In the second quarter of 2005, First Citizens sold its credit card portfolio to a third party provider, and therefore no longer offered credit card loans.
Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2005 and 2004, the Corporation was contingently liable for $3,453,000 and $3,399,000 of letters of credit. In addition, the Corporation had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2005 and 2004, the Corporation had commitments to extend credit in the aggregate amounts of approximately $82,799,000 and $80,908,000. Of these amounts, $73,349,000 and $74,349,000 represented lines of credit and construction loans, and $9,450,000 and $6,559,000 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2005 and 2004.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2005, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$24,612	$22,731	$18,560	$65,903
Commercial real estate	8,529	24,404	163,050	195,983
Real estate construction	2,176	5,541	21,995	29,712

	$35,317	$52,676	$203,605	$291,598

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$18,986	$33,690
Due after five years	9,598	194,007

	$28,584	$227,697

The preceding maturity information is based on contract terms at December 31, 2005 and does not include any possible “rollover” at maturity date. In the normal course of business, the Corporation considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$14,401	$8,273	$3,204	$3,468	$2,413

Loans contractually past due 90 days or more as to principal or interest payments (2)	331	318	3,206	2,414	2,818

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	—	—	87	158	467

Total	$14,732	$8,591	$6,497	$6,040	$5,698

Impaired loans included in above totals	6,597	4,281	420	879	1,973
Impaired loans not included in above totals	7,072	11,149	5,945	6,050	1,592

Total impaired loans	$13,669	$15,430	$6,365	$6,929	$3,565

There are no loans as of December 31, 2005, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2005.

(1)	Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
Interest income recognition associated with impaired loans was as follows.

	(Dollars in thousands)
	2005	2004	2003	2002	2001
Interest income on impaired loans, including interest income recognized on a cash basis	$530	$471	$409	$346	$184

Interest income on impaired loans recognized on a cash basis	$530	$471	$409	$346	$184

There were no foreign outstandings for any period presented.
No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$544,791	$507,164	$445,205	$431,243	$346,696

Allowance for loan losses at beginning of year	$11,706	$6,308	$6,325	$4,865	$4,107

Loan charge-offs:
Commercial and agricultural and commercial real estate	3,038	1,173	344	382	987
Real estate mortgage	1,420	884	873	222	29
Real estate construction	—	—	—	—	—
Consumer	1,223	810	1,056	877	392
Leases	—	—	—	—	—
Credit card and other	25	21	83	36	52

	5,706	2,888	2,356	1,517	1,460

Recoveries of loans previously
Charged-off:
Commercial and agricultural and commercial real estate	819	187	37	75	249
Real estate mortgage	671	190	43	50	68
Real estate construction	—	—	—	—	—
Consumer	584	329	290	230	52
Leases	—	—	—	—	21
Credit card and other	15	29	25	18	25

	2,089	735	395	373	415

Net charge-offs (1)	(3,617)	(2,153)	(1,961)	(1,144)	(1,045)

Balance from acquisition	—	5,746	—	1,426	—

Provision for loan losses (2)	1,123	1,805	1,944	1,178	1,803

Allowance for loan losses at end of year	$9,212	$11,706	$6,308	$6,325	$4,865

Allowance for loan losses as a percent of loans at year-end	1.76%	2.06%	1.34%	1.50%	1.45%

Ratio of net charge-offs during the year to average loans outstanding	0.66%	0.43%	0.44%	0.27%	0.30%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2005		2004
		Percentage		Percentage
		of loans to		of loans to
(Dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$3,049	12.6%	$3,227	13.5%
Commercial real estate	3,645	37.4	5,097	35.6
Real estate mortgage	1,395	39.3	2,067	40.1
Real estate construction	279	5.7	67	4.5
Consumer	433	4.8	1,175	5.8
Credit card and other	—	0.1	15	0.2
Leases	—	0.1	9	0.3
Unallocated	411	—	49	—

	$9,212	100.0%	$11,706	100.0%

	2003		2002
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$1,153	10.9%	$803	11.0%
Commercial real estate	1,946	33.7	1,455	27.6
Real estate mortgage	1,173	43.8	1,392	49.9
Real estate construction	87	4.8	51	3.1
Consumer	314	5.3	415	7.2
Credit card and other	—	1.0	14	0.9
Leases	7	0.5	3	0.3
Unallocated	1,628	—	2,192	—

	$6,308	100.0%	$6,325	100.0%

	2001
		Percentage
		of loans to
	Allowance	total loans
Commercial and agricultural	$223	7.9%
Commercial real estate	1,116	21.0
Real estate mortgage	1,313	60.8
Real estate construction	17	2.8
Consumer	347	6.9
Credit card and other	7	0.5
Leases	46	0.1
Unallocated	1,796	—

	$4,865	100.0%

First Citizens Banc Corp’s commercial banking affiliate, as well as other commercial banks, measured the adequacy of the allowance for loan and lease losses utilizing historic loss patterns, delinquency patterns, and industry statistics. Recent changes in accounting and regulatory perspectives of the allocation for loan and lease losses has resulted in increased analysis of the loan portfolios with greater emphasis on determining specific allocations to specific loans or groups of loans and less emphasis on a non specific generalized reserve. The allowance for loan and lease losses to total loans decreased from 2.06% in 2004 to 1.76% in 2005. The unallocated reserve of First Citizens Banc Corp and its affiliates has increased from $49 in 2004 to $411 in 2005. This increase in the other reserve is reflective of the current state of the economy in area in which the Corporation conducts business. The area has seen several plant closings as well as the possible closings of two large auto manufacturers in the area. With the uncertainty of the economy in the area, the unallocated reserve of the Corporation is expected to remain larger in 2006 than it was in 2004.
As the Corporation continues its shift towards more commercial real estate and commercial agricultural loans, the allocation of the reserve to these loans has also grown slightly. Consumer loss allocation declined in 2005 due to several factors. The credit quality of these loans has improved over the past few years due to the tightening of underwriting standards. Also, the total volume of consumer loans has continued to decline. Finally, in 2005, Mr. Money sold a pool of troubled consumer loans. With these loans no longer part of the Corporation’s loan portfolio in 2005, the reserve allocated to the consumer portion dropped as well.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$98,228	N/A	$82,860	N/A	$71,797	N/A
Interest-bearing demand deposits	98,258	1.13%	76,548	0.68%	66,923	0.64%
Savings, including Money Market deposit accounts	181,310	0.64%	176,018	0.53%	177,855	0.67%
Certificates of deposit, including IRA’s	231,768	2.56%	204,209	2.35%	214,226	2.72%

	$609,564		$539,635		$530,801

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2005 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$14,819	$428	$15,247
Over 3 through 6 months	4,146	317	4,463
Over 6 through 12 months	9,763	926	10,689
Over 12 months	13,017	1,956	14,973

	$41,745	$3,627	$45,372

Return on Equity and Assets
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders. The dividend payout ratio was 97.4% in 2005, 117.4% in 2004 and 118.2% in 2003.
Short-term Borrowings
See Note 10 to the consolidated financial statements (located at page 48 of the Annual Report to Shareholders) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 16 and 18 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2005, 2004 and 2003.
Item 1A. Risk Factors
CHANGING ECONOMIC CONDITIONS AND THE GEOGRAPHIC CONCENTRATION OF FIRST CITIZENS’ MARKETS MAY UNFAVORABLY IMPACT FIRST CITIZENS.
The operations of the Corporation are concentrated in seven counties in North Central Ohio. As a result of this geographic concentration in contiguous markets, the Corporation’s results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or more of these markets could result in one or more of the following:
- an increase in loan delinquencies;
- an increase in problem assets and foreclosures;
- a decrease in the demand for the Corporation’s products and services; and
- a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

THE CORPORATION MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE ITS NET INTEREST INCOME.
The Corporation’s results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Corporation cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. The Corporation has ongoing policies and procedures designed to manage the risks from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Corporation’s profitability.
In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind. Some of the Corporation’s assets, such as adjustable rate mortgages, have features that restrict changes in their interest rates, including rate caps.
Interest rates are highly sensitive to many factors that are beyond the Corporation’s control. Some of these factors include:
- inflation;
- recession;
- unemployment;
- money supply;
- international disorders; and
- instability in domestic and foreign financial markets.
Changes in interest rates may affect the level of voluntary prepayments on the Corporation’s loans and may also affect the level of financing or refinancing by customers. Although the Corporation pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.
STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS.
We face competition both in originating loans and in attracting deposits. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Item 1B. Unresolved Staff Comments
The Corporation has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remained unresolved.
Item 2. Properties
FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, branch banking offices in the Ohio communities of Berlin Heights, Castalia, and Huron, and a loan production office in Port Clinton, Ohio. Citizens operates former First Citizens offices at 102 South Kibler Street, New Washington, Ohio, as well as operating a branch banking office in the Ohio communities of Chatfield and Tiro. Also, Citizens leases two branch banking offices in the Ohio communities of Willard and Crestline, as well as leasing a loan production office in Marion, Ohio. Additional branches include offices in Shelby, Ohio, and the Ohio villages of Greenwich, Plymouth, and Shiloh. SCC maintains its processing center located at 303 Howard Drive, Sandusky, Ohio. SCC leases its office at 303 Howard Drive. Mr. Money leases two properties, one in Sandusky, Ohio and the other in Mansfield, Ohio.
FCBC has one wholly-owned subsidiary bank, a wholly-owned item processing company subsidiary, a wholly owned finance company, a wholly owned title insurance agency, a wholly owned insurance agency, a wholly owned property liquidation company, and three wholly owned special purpose entities.
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
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Information required by this section is incorporated by reference to the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders.
Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 and 2 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — As of December 31, 2005 and December 31, 2004 and for the Years Ending December 31, 2005, 2004 and 2003
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 21 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 21 through 23 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp’s 2005 Annual Report to Shareholders (Exhibit 13.1, pages 24 through 64). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 22 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 64.
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2005 and 2004
Consolidated Statements of Income
For each of the three years in the period ended December 31, 2005
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2005
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2005
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
Item 9(A). Controls and Procedures Disclosures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information required to be included in our periodic SEC filings.
Management’s Report on Internal Control over Financial Reporting
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent

Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 25 through 26 of First Citizens Banc Corp’s 2005 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report 8-K during the fourth quarter of 2005 that was not disclosed.
PART III
Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp’s Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 18, 2006, (“2006 Proxy Statement”) dated March 16, 2006, to be filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report.
Item 10. Directors and Executive Officers of the Registrant
The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” of the 2006 Proxy Statement is incorporated herein by reference in response to this item.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation,” “First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan,” “Defined Benefit Pension Plan of the Corporation,” “Defined Contribution Plan,” “Employment and Change in Control Agreements,” “Performance Report,” “Report of Compensation, Benefits, and Liability Committee,” and “Compensation of Directors” of the 2006 Proxy Statement is incorporated by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Information Concerning Directors and Nominees” and “Principle Shareholders” of the 2006 Proxy Statement is incorporated by reference in response to this item.
Item 13. Certain Relationships and Related Transactions.
The information contained under the caption “Transactions /Proceedings with Directors, Officers and Associates” of the 2006 Proxy Statement is incorporated by reference in response to this item.
Item 14. Principal Accountant Fees and Services.
The information contained under the captions “Principal Independent Accountants”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees”, and “Audit Committee Report” of the 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated by reference in response to this item.

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
December 31, 2005 and 2004
Consolidated Statements of Income
For the three years ended December 31, 2005
Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2005
Consolidated Statements of Cash Flows
For the three years ended December 31, 2005
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits
2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of first Citizens Banc Corp

3.2	Amended Code of Regulations of First Citizens Banc Corp

4.1	Certificate for Registrant’s Common Stock

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to Exhibit 10.1 of First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2005 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Todd A. Michel, Senior Vice President (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2006 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Laurence A. Bettcher	/s/ Allen R. Nickles, CPA, CFE

Laurence A. Bettcher Director	Allen R. Nickles, CPA, CFE Director

/s/ Robert L. Bordner	/s/ Robert L. Ransom

Robert L. Bordner Director	Robert L. Ransom Director

/s/ Ronald E. Dentinger	/s/ Leslie D. Stoneham

Ronald E. Dentinger Director	Leslie D. Stoneham Director

/s/ Blythe A. Friedley	/s/ David A. Voight

Blythe A. Friedley Director	David A. Voight President and CEO, Director

/s/ W. Patrick Murray	/s/ Daniel J. White

W. Patrick Murray Director	Daniel J. White Director

/s/ George L. Mylander	/s/ J. George Williams

George L. Mylander Director	J. George Williams Director

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp

3.2	Amended Code of Regulations of First Citizens Banc Corp

4.1	Certificate for Registrant’s Common Stock

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to Exhibit 10.1 of First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller(filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2004 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.