Form 10-K/A
period 2005-12-31
FIRST CITIZENS BANC CORP /OH
filed 2006-05-08
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 0 — 25980
First Citizens Banc Corp
(Exact name of registrant as specified in its charter)

Ohio	34-1558688

State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

100 East Water Street, Sandusky, Ohio	44870

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (419) 625 — 4121
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2005 was $101,019,669.
As of February 28, 2006, there were 5,479,080 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
First Citizens Banc Corp is filing this first amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 to complete the CEO and CFO certifications by including the phrase “and internal control over reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))" in section 4 of Exhibit’s 31.1 and 31.2.
Except as described above, no other changes were made to the annual report on Form 10-K filed on March 16, 2006.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Documents filed as a Part of the Report
1	Financial Statements. None.

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Todd A. Michel, Senior Vice President (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 8, 2006 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Laurence A. Bettcher	/s/Allen R. Nickles, CPA, CFE

Laurence A. Bettcher	Allen R. Nickles, CPA, CFE
Director	Director

/s/ Ronald E. Dentinger	/s/ Robert L. Ransom

Ronald E. Dentinger	Robert L. Ransom
Director	Director

/s/ Blythe A. Friedley	/s/ Leslie D. Stoneham

Blythe A. Friedley	Leslie D. Stoneham
Director	Director

/s/ W. Patrick Murray	/s/ David A. Voight

W. Patrick Murray	David A. Voight
Director	President and CEO, Director

/s/ George L. Mylander	/s/ Daniel J. White

George L. Mylander	Daniel J. White
Director	Director

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