Form 10-Q
period 2006-03-31
FIRST CITIZENS BANC CORP /OH
filed 2006-05-10
CIK 944745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Registrant’s telephone number, including area code: (419) 625-4121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at May 10, 2006
5,471,300 common shares

FIRST CITIZENS BANC CORP
Index

ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$17,706	$20,261
Federal funds sold	4,505	25,510
Securities available for sale	123,286	126,126
Securities held to maturity (Fair value of $7 in 2006 and $8 in 2005)	7	8
Loans, net of allowance of $9,023 and $9,212	519,898	514,770
Other securities	10,655	10,540
Premises and equipment, net	11,900	12,151
Accrued interest receivable	4,745	4,395
Goodwill	26,093	26,093
Core deposit and other intangibles	3,797	3,965
Other assets	6,709	7,117

Total assets	$729,301	$750,936

LIABILITIES
Deposits
Noninterest-bearing	$93,541	$98,314
Interest-bearing	473,386	478,791

Total deposits	566,927	577,105
Federal Home Loan Bank advances	30,503	30,539
Securities sold under agreements to repurchase	15,246	16,472
U. S. Treasury interest-bearing demand note payable	390	2,391
Notes payable	7,000	7,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	6,296	5,319

Total liabilities	651,362	663,826

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	26,309	27,939
Treasury stock, 640,964 and 310,862 shares at cost	(15,214)	(7,623)
Accumulated other comprehensive loss	(1,586)	(1,636)

Total shareholders’ equity	77,939	87,110

Total liabilities and shareholders’ equity	$729,301	$750,936

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$9,425	$8,778
Taxable securities	1,025	1,022
Tax-exempt securities	222	252
Federal funds sold and other	237	33

Total interest income	10,909	10,085
Interest expense
Deposits	2,435	1,847
Federal Home Loan Bank advances	241	258
Subordinated debentures	435	373
Other	260	149

Total interest expense	3,371	2,627

Net interest income	7,538	7,458
Provision for loan losses	270	410

Net interest income after provision for loan losses	7,268	7,048

Noninterest income
Computer center item processing fees	225	253
Service charges	745	882
Net loss on sale of securities	—	(8)
Net gain on sale of loans	8	45
ATM fees	160	161
Trust fees	298	247
Gain on branch sale	—	766
Gain on sale of fixed assets	148	—
Other	246	170

Total non-interest income	1,830	2,516
Noninterest expense
Salaries and wages	2,738	2,931
Benefits	682	796
Net occupancy expense	406	431
Equipment expense	324	301
Contracted data processing	286	351
State franchise tax	212	264
Professional services	375	290
Amortization of intangible assets	168	164
ATM expense	107	133
Stationery and supplies	99	166
Courier	153	142
Bad check expense	28	134
Other operating expenses	1,329	1,129

Total noninterest expense	6,907	7,232

Income before income taxes	2,191	2,332
Income tax expense	666	716

Net income	$1,525	$1,616

Earnings per common share, basic and diluted	$0.27	$0.28

Weighted average basic common shares	5,675,190	5,807,402

Weighted average diluted common shares	5,676,278	5,811,106

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Net income	$1,525	$1,616

Unrealized holding gains and (losses) on available for sale securities	75	(1,545)
Reclassification adjustment for (gains) and losses later recognized in income	—	8

Net unrealized gains and (losses)	75	(1,537)
Tax effect	(26)	523

Total other comprehensive income (loss)	50	(1,014)

Comprehensive income	$1,575	$602

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213

Net income			1,616			1,616

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					(1,014)	(1,014)

Cash dividends ($.28 per share)			(1,628)			(1,628)

Dividends declared			(1,625)			(1,625)

Balance, March 31, 2005	5,807,402	$68,430	$26,144	$(7,494)	$(1,518)	$85,562

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110

Net income			1,525			1,525

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					50	50

Cash dividends ($.28 per share)			(1,624)			(1,624)

Dividends declared ($.28 per share)			(1,531)			(1,531)

Purchase of treasury stock, at cost	(330,102)			(7,591)		(7,591)

Balance, March 31, 2006	5,471,300	$68,430	$26,309	$(15,214)	$(1,586)	$77,939

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	2006	2005
Net cash from operating activities	$1,804	$2,504
Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	1	1
Maturities and calls of securities, available-for-sale	8,676	10,057
Purchases of securities, available-for-sale	(5,969)	(2,008)
Proceeds from sale of securities, available-for-sale	—	—
Loans made to customers, net of principal collected	(5,505)	4,595
Loans sold from HFS portfolio	—	8,886
Proceeds from sale of OREO properties	83	178
Change in federal funds sold	21,005	6,375
Office premises and equipment sold in branch sale	—	179
Proceeds from sale of property	149
Net purchases of office premises and equipment	(143)	(168)

Net cash from investing activities	18,297	28,095

Cash flows from financing activities
Repayment of FHLB borrowings	(36)	(82)
Net change in short-term FHLB advances	—	—
Net change in deposits	(10,178)	(11,343)
Change in deposits sold in branch sale	—	(18,851)
Change in securities sold under agreements to repurchase	(1,226)	111
Change in U. S. Treasury interest-bearing demand note payable	(2,001)	(25)
Purchase of treasury stock	(7,591)	—
Dividends paid	(1,624)	(1,628)

Net cash from financing activities	(22,656)	(31,818)

Net change in cash and due from banks	(2,555)	(1,219)
Cash and due from banks at beginning of period	20,261	25,661

Cash and due from banks at end of period	$17,706	$24,442

Cash paid during the period for:
Interest	$3,413	$2,653
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$121	$—
Transfer of loans from portfolio to held for sale	$—	$619
     See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries, The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Title Insurance Agency Inc. (Title Agency), First Citizens Insurance Agency Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.). Additionally, the consolidated financial statements include Citizens wholly-owned subsidiary, Mr. Money Finance Company (Mr. Money). The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2006 and its results of operations and changes in cash flows for the periods ended March 31, 2006 and 2005 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2005 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2006, SCC provided item processing for eight financial institutions in addition to Citizens. SCC accounted for 2.9% of the Corporation’s total revenues. Mr. Money provides consumer finance loans and real estate loans that the Banks would not normally provide to B and C credits at a rate commensurate with the risk and accounted for approximately 1.0% of the Corporation’s total revenue. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2006. Water Street Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue was less than 1% of total revenue through March 31, 2006. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.
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
Adoption of New Accounting Standards: The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” on January 1, 2006. The Corporation has elected to adopt SFAS No. 123R using the “modified prospective” method and accordingly will not restate prior period results.
SFAS No. 123R requires that compensation expense be recognized for all stock options granted after the date of adoption and for all stock options that become vested after the date of adoption. Prior to January 1, 2006, the Corporation accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, no stock-based employee compensation cost was reflected in net income as all options granted under the Corporation’s stock option plan had an exercise price equal to the market value of the underlying common stock on the grant date.
The Corporation did not grant any stock options during the first three months of 2006 and 2005. Additionally, no stock options became vested during the first three months of 2006 and 2005. The adoption of SFAS No. 123R on January 1, 2006 has had no impact on the Corporation’s net income for the first quarter of 2006. Additionally, since the Corporation did not grant any stock options during the first quarter of 2005 there is no pro forma stock-based employee compensation expense for the first quarter of 2005.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	40,800	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	40,800	$25.44

Options exercisable, end of period	39,000	$25.44

There were no options exercisable as of March 31, 2005.
The following table details stock options outstanding:

	March 31, 2006	December 31, 2005
Stock options vested and currently exercisable
Number	39,000	39,000
Weighted average exercise price	$25.44	$25.44
Aggregate intrinsic value (in thousands)	$12	$—
Weighted average remaining life	6 yrs. 6 mos.	6 yrs. 9 mos.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Securities at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$96,730	$—	$(1,408)

Obligations of states and political subdivisions	21,422	219	(97)

Mortgage-backed securities	4,653	4	(120)

Total debt securities	$122,805	$223	$(1,625)

Equity securities	481	—	—

	$123,286	$223	$(1,625)

March 31, 2006
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
Held to Maturity	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$7	$—	$—	$7

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government corporations agencies	$97,815	$—	$(1,531)

Obligations of states and political subdivisions	22,809	247	(89)

Mortgage-backed securities	5,021	11	(117)

Total debt securities	125,645	258	(1,737)

Equity securities	481	—	—

Total	$126,126	$258	$(1,737)

December 31, 2005
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
Held to Maturity	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$8	$—	$—	$8

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at March 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$65,242
Due after one year through five years	47,538
Due after five years through ten years	3,020
Due after ten years	2,352
Mortgage-backed securities	4,653
Equity securities	481

Total securities available for sale	$123,286

Held to maturity	Amortized Cost	Estimated Fair Value
Mortgage-backed securities	$7	$7

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2006	2005
Proceeds	$—	$—
Gross gains	—	—
Gross losses	—	(10)
Gains from securities called or settled by the issuer	—	2
Securities with a carrying value of approximately $100,869 and $107,459 were pledged as of March 31, 2006 and December 31, 2005, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at March 31, 2006 and December 31, 2005 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
March 31, 2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,922	$173	$75,808	$1,235	$96,730	$1,408
Obligations of states and political subdivisions	4,482	46	2,395	51	6,877	97
Mortgage-backed securities	4,085	117	281	3	4,366	120

Total temporarily impaired	$29,489	$336	$78,484	$1,289	$107,973	$1,625

	12 Months or less		More than 12 months		Total
December 31, 2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$23,522	$332	$74,293	$1,199	$97,815	$1,531
Obligations of states and political subdivisions	5,101	48	1,994	41	7,095	89
Mortgage-backed securities	3,740	117	—	—	3,740	117

Total temporarily impaired	$32,363	$497	$76,287	$1,240	$108,650	$1,737

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increase in market interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at March 31, 2006 and December 31, 2005 were as follows:

	3/31/2006	12/31/2005
Commercial and Agriculture	$66,124	$65,903
Commercial real estate	203,368	195,983
Real Estate — mortgage	211,154	206,411
Real Estate — construction	23,295	29,712
Consumer	24,385	25,268
Credit card and other	608	632
Leases	517	615

Total loans	529,451	524,524
Allowance for loan losses	(9,023)	(9,212)
Deferred loan fees	(530)	(542)
Unearned interest	—	—

Net loans	$519,898	$514,770

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Balance January 1,	$9,212	$11,706
Loans charged-off	(707)	(460)
Recoveries	248	633
Provision for loan losses	270	410

Balance March 31,	$9,023	$12,289

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three months ended March 31:

	2006	2005
Average investment in impaired loans	$13,288	$15,837

Interest income recognized on impaired loans including interest income recognized on cash basis	130	121

Interest income recognized on impaired loans on cash basis	130	121
Information regarding impaired loans at March 31, 2006 and December 31, 2005 was as follows:

	3/31/2006	12/31/2005
Balance impaired loans	$12,907	$13,669

Less portion for which no allowance for loan losses is allocated	(777)	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$12,130	$13,669

Portion of allowance for loan losses allocated to impaired loans	$4,910	$4,827

Nonperforming loans were as follows:

	3/31/06	12/31/05
Loans past due over 90 days still on accrual	$678	$331
Nonaccrual	$13,933	$14,401
Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(5) Earnings per Common Share:
Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended March 31,
	2006	2005
Basic
Net Income	$1,525	$1,616

Weighted average common shares outstanding	5,675,190	5,807,402

Basic earnings per common share	$0.27	$0.28

Diluted
Net Income	$1,525	$1,616

Weighted average common shares outstanding for basic earnings per common share	5,675,190	5,807,402
Add: Dilutive effects of assumed exercises of stock options	1,088	3,704

Average shares and dilutive potential common shares outstanding	5,676,278	5,811,106

Diluted earnings per common share	$0.27	$0.28

Stock options for 13,300 and 13,900 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2006 and March 31, 2005 because they were antidilutive.
(6) Commitments, Contingencies and Off-Balance Sheet Risk
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2006 and December 31, 2005:

	Contract Amount
	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$8,037	$61,877	$9,785	$63,564
Overdraft protection	—	8,436	—	9,450
Letters of credit	112	3,528	42	3,411

	$8,149	$73,841	$9,827	$76,425

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.37% to 11.50% at March 31, 2006 and at December 31, 2005. Maturities extend up to 30 years.
The Banks are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2006 and December 31, 2005 approximated $4,587 and $5,024.
(7) Pension Information
Net periodic pension expense for:

	March 31
	2006	2005
Service cost	$231	$178
Interest cost	147	122
Expected return on plan assets	(118)	(96)
Other components	32	12

Net periodic pension cost	$292	$216

The total amount of contributions expected to be paid by the Corporation in 2006 total $630, compared to $672 in 2005.

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
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2006 compared to December 31, 2005 and the consolidated results of operations for the three-month period ending March 31, 2006 compared to the same period in 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at March 31, 2006 totaled $729,301 compared to $750,936 at December 31, 2005, which was a decrease of $21,635. This decrease was caused by the purchase of approximately 322,322 shares of common stock during a tender offer in the month of February. The tender offer, along with repurchases of additional treasury stock, and deposit runoff, reduced the amount of fed funds sold since December 31, 2005 of $21,005.
Within the structure of the assets, net loans have increased $5,128, or 1.0 percent since December 31, 2005. The commercial real estate portfolio increased by $7,385, the residential real estate portfolio increased $4,743, and the commercial and agriculture portfolio increased $221. Residential construction loans decreased $6,417 while consumer, leases, and other loans decreased $1,005. In the first quarter of 2006, the Corporation introduced two loan programs on a limited basis, one for commercial loans, and one for residential mortgages. Both programs

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
offered competitive rates as well as the waiving of certain fees on the loans added to the loan portfolio. Similar programs may be utilized in future periods. The decline in the installment loan portfolio is partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation has introduced new consumer lending products and expects to use these products to begin growing the consumer loan portfolio. With the new products being introduced, a new rate structure for consumer loans has been developed. This rate structure is designed to provide higher yields on the Corporation’s consumer portfolio in 2006.
The Corporation had no loans held for sale at March 31, 2006 or December 31, 2005. At March 31, 2006, the net loan to deposit ratio was 91.7 percent compared to 89.2 percent at December 31, 2005.
For the three months of operations in 2006, $270 was placed into the allowance for loan losses from earnings compared to $410 for the same period of 2005. The decrease in the provision was due to the reserve at FCBC. In 2005, FCBC placed $140 into its reserve for a participated loan in the first quarter of 2005. In the first quarter of 2006, this participated loan had been paid off, and no reserves were needed for the FCBC loan portfolio. The amount placed into Citizenswas equivalent to the amount placed into the reserve during the first quarter of 2005. An increase in net charge-offs of $632 was experienced from 2005 to 2006 due primarily to two reasons. Recoveries were greater in 2005 due to the Corporation having a $429 loan recovery. In 2006, the Corporation had an increase of $247 in loans charged-off. This increase was due to loans charged-off in the commercial loan portfolio. Non-accrual loans decreased $468 from December 31, 2005 to March 31, 2006. As of March 31, 2006, impaired loans have decreased $762 from December 31, 2005. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The March 31, 2006 allowance for loan losses as a percent of total loans was 1.70 percent compared to 1.76 percent at December 31, 2005.
At March 31, 2006, available for sale securities totaled $123,286 compared to $126,126 at December 31, 2005, a decrease of $2,840. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. Funds not used to replace these securities were used primarily to fund the increase in the loan portfolio as a result of the two new loan programs described in an above section. Bank stocks increased $115 from December 31, 2005, due to Federal Home Loan Bank dividends received.
Office premises and equipment, net, have decreased $251 from December 31, 2005 to March 31, 2006. The decrease in office premises and equipment is attributed to new purchases of $143, depreciation of $245 and disposals of $149. In the first quarter, SCC Resources, Inc. sold a building that had been used for storage for SCC and Citizens. Intangible assets decreased $168 due to amortization of the core deposit premium.
Total deposits at March 31, 2006 decreased $10,178 from year-end 2005. Noninterest-bearing deposits decreased $4,773 from year-end 2005. Interest-bearing deposits, including savings and time deposits, decreased $5,405 from year-end 2005. The interest-bearing deposit decline was due primarily to a decline in savings balances, as customers have used funds from savings to invest in other, higher yielding financial instruments. The year to date average balance of total deposits decreased $44,809 compared to the average balance of the same period 2005. This decrease in average balance was due to declines in savings and time-deposit balances. The savings decrease was primarily due to the reason previously stated. Time-deposits decreased as customers continued to seek higher yielding time-deposit instruments in Citizens’ market area. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposits from leaving Citizens. Also, Citizens did experience a decline in deposits as a result of the merger with FNB Financial Corporation in the fourth quarter of 2004, as it has experienced in previous acquisitions. The year to date 2006 average balance of savings deposits has decreased $18,904 compared to the average balance of the same period for 2005. The current average rate of these deposits was 0.43 percent at both March 31, 2006 and 2005. The year-to-date 2006 average balance of time certificates has decreased $16,490 compared to the average balance for the same period for 2005. Additionally, the year-to-date 2006 average balances compared to the same period in 2005 of demand deposits increased $4,508, while N.O.W. accounts decreased $2,792, and Money Market Savings decreased $11,002.
Total borrowed funds have decreased $3,263 from December 31, 2005 to March 31, 2006. At March 31, 2006, the Corporation had $30,503 in outstanding Federal Home Loan Bank advances compared to $30,539 at December 31, 2005, which was the result of scheduled pay downs of the outstanding advances. The Corporation had notes outstanding with other financial institutions totaling $7,000 at both March 31, 2006 and December 31, 2005. These notes were primarily used to fund the loan portfolio at Mr. Money Finance Company. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $1,226 and U.S. Treasury Tax Demand Notes have decreased $2,001 from December 31, 2005 to March 31, 2006.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Shareholders’ equity at March 31, 2006 was $77,939, or 10.7 percent of total assets, compared to $87,110 at December 31, 2005, or 11.6 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $1,525, less dividends paid of $1,624, dividends declared of $1,531, purchases of treasury stock thru the tender offer of $7,413, additional treasury stock repurchases of $178, and the decrease in the market value of securities available for sale, net of tax, of $50. The Corporation paid a cash dividend on February 1, 2006 and February 1, 2005 at a rate of $.28 per share. Total outstanding shares at March 31, 2006 were 5,471,300 compared to 5,807,402 at March 31, 2005.
Results of Operations
Three Months Ended March 31, 2006 and 2005
Net income for the three months ended March 31, 2006 was $1,525, or $.27 basic and diluted earnings per common share compared to $1,616 or $.28 basic and diluted earnings per common share for the same period in 2005. This was a decrease of $91, or 5.6 percent. The primary reasons for the changes are explained below.
Total interest income for the first three months of 2006 increased by $828, or 8.2 percent compared to the same period in 2005. The average rate on earning assets on a tax equivalent basis for the first three months of 2006 was 6.48 percent and 5.56 percent for the first three months of 2005. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2006. Interest rate increases in 2006 have had a positive effect on the Corporations earning asset portfolio. Total interest expense for the first three months of 2006 has increased by $744, or 28.3 percent compared to the same period of 2005. The increase of interest expense is due to the increase in the interest rates in 2006, which offset the decline in deposit balances from 2005. Interest on deposits increased $588 compared to 2005, as the average rate paid on deposits increased from 1.45% in 2005 to 2.07% in 2006, offsetting the decline in balance the Corporation experienced on its deposits. Interest expense on Federal Home Loan Bank borrowings decreased $17 compared to the first quarter of 2005. Interest expense on trust preferred securities increased $62 in the first quarter of 2006 compared to the first quarter of 2005. The increase is due to the rate increases experienced in 2006 compared to 2005. Interest on other borrowings increased $111 as rates increased during 2006. The average rate on interest-bearing liabilities for the first three months of 2006 was 2.41 percent compared to 1.68 percent for the same period of 2005. The net interest margin on a tax equivalent basis was 4.51 percent for the three-month period ended March 31, 2006 and 4.34 percent for the same period ended March 31, 2005.
Noninterest income for the first three months of 2006 totaled $1,830, compared to $2,516 for the same period of 2005, a decrease of $686. In the first quarter of 2005, the Corporation had a $766 gain on the sale of two branches. No branches were sold in 2006. In the first quarter of 2006, the Corporation sold a building that had been used as a storage facility for a $148 gain. Service charges paid to Citizens decreased $137 compared to 2005 due to two reasons. First, the

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Corporation had fewer deposit accounts at March 31, 2006 compared to March 31, 2005. Secondly, the customer base has become more aware of overdrafts and the charges for these overdrafts. Revenue from computer operations decreased slightly in 2006, down $28 from first quarter of 2005 as the number of financial institutions for which processing was done for decreased. Net gain on sale of loans was $37 less than in 2005 due to the number of loans sold to FNMA declining in 2006, as the Corporation has moved to keeping more real estate loans in its portfolio. Trust fees grew $51 in the first quarter of 2006 compared to the same period in 2005 as the assets under Trust management continued to grow. Other non-interest income increased $76 compared to 2005, primarily due to two items. Losses sustained on the sale of OREO properties was $43 less in 2006 than in 2005, as well as a write-off of $52 that was made in the first quarter of 2006.
Noninterest expense for the three months ended March 31, 2006 totaled $6,907 compared to $7,232 for the same period in 2005. This was a decrease of $325, or 4.5 percent. Salaries and wages decreased $193, or 6.6 percent compared to the first three months of 2005. The decrease in salaries was attributable to the Corporation’s reorganization efforts completed in the third quarter of 2005. Benefits decreased $114, as the Corporations self-insured health plan costs decreased due to the reorganization completed in 2005. Net occupancy expense decreased $25 for the first three months of 2006, compared to the first three months of 2005. This decrease is primarily due two reasons. First, Mr. Money had a reduction of rental payments for a branch that was closed. Second, Citizens purchased a branch that had been rented in 2005. Equipment expense increased $23 as a result of an increase in costs for maintenance and installation of equipment at Citizens. Computer processing expense decreased by $65 compared to last year primarily due to the cost savings as a result of the reorganizing of the two banking subsidiaries of the Corporation into one bank. State franchise taxes decreased $52 compared to the first three months in 2005 as the equity position of Citizens decreased from previous year end. Professional services expenses increased for the first three months of 2006 compared to the same period in 2005 by $85. The primary cause of this increase is due to legal costs paid to complete the tender offer in the first quarter of 2006. The Corporation’s amortization of intangible assets increased slightly as did the courier expense compared to 2005. Citizens monitors ATM profitability, usage, and other factors to determine the effectiveness of our ATM’s. As a result of this analysis, some machines were taken out of service, which led to ATM expense decreasing $26 compared to 2005. Stationery and supplies decreased $67 from 2005. In the first quarter of 2006, the Corporation did not have to buy items such as letterhead, envelopes, teller stamps and other items as it did in 2005 due to a merger completed at the end of 2004. In 2005, bad check expense was high due to a $111 write-off of a fraudulent check. Finally, other operating expenses increased $200 from 2005 to 2006. Within other operating expenses, loan promotion expense increased $127 compared to 2005. This increase is tied directly to the loan programs run in the first quarter. As part of the program, closing costs and other fees on the loans were waived through the loan promotion account. The remaining difference in other expenses was due to a few miscellaneous adjustments, as well as an increase in education and training costs.
Income tax expense for the first three months of 2006 totaled $666 compared to $716 for the first three months of 2005. This was a decrease of $50, or 7.0 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $141. The effective tax

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
rates were comparable for the three-month periods ended March 31, 2006 and March 31, 2005, at 30.4% and 30.7%, respectively.
Capital Resources
Shareholders’ equity totaled $77,939, at March 31, 2006 compared to $87,110 at December 31, 2005. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2006	12/31/2005	Purposes	Provisions
Tier I Risk Based Capital	10.7%	12.6%	4.0%	6.0%
Total Risk Based Capital	14.5%	16.1%	8.0%	10.0%
Leverage Ratio	8.1%	9.2%	4.0%	5.0%
The Corporation paid a cash dividend of $.28 per common share on February 1, 2006 and February 1, 2005.
Liquidity
Citizens maintains a conservative liquidity position. Within the security portfolio, all but $7 of securities are classified as available for sale. At March 31, 2006, securities with maturities of one year or less totaled $65,242, or 52.9% of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for March 31, 2006 was $1,804. This includes net income of $1,525 plus net adjustments of $279 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $18,297 at March 31, 2006, resulting from primarily a decrease in fed funds sold due to an increase in the loan portfolio and a reduction in deposits. Cash from financing activities in the first quarter of 2006 totaled $(22,656). This decrease in cash is primarily due to the decrease in deposits as well as the purchase of treasury stock thru the tender offer in the first quarter. Also, the payments of dividends decreased the amount of cash from financing activities. Cash from operating activities and investing activities was less than financing activities by $2,555, which resulted in a decrease in cash and cash equivalents to $17,706.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the Federal Home Loan Bank (FHLB). Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of March 31, 2006, Citizens had total credit availability with the FHLB of $94,411 of which $30,515 was outstanding.
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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005 and March 31, 2006, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2005 or March 31, 2006. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	March 31, 2006			December 31, 2005
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	73,726	(17,630)	-19%	90,619	(15,108)	-14%
+100bp	85,723	(5,633)	-6%	100,427	(5,300)	-5%
Base	91,356	—	—	105,727	—	—
-100bp	94,732	3,376	4%	108,052	2,325	2%
-200bp	95,520	4,164	5%	108,427	2,700	3%
The relatively minor change in net portfolio value from December 31, 2005 to March 31, 2006, is primarily a result of two factors. The yield curve remains very flat after a parallel shift upward during the quarter. Short-term interest rates increased slightly more than long-term rates. As a result, the Corporation has seen a decrease in the base level of net portfolio value, due to a decrease in the fair value of loans, a decrease in the fair value of investments, partially offset by a decrease in the fair value of deposits.
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

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2006, the Corporation purchased shares of common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
January 1, 2006 - January 31, 2006*	—	N/A	—	N/A
February 1, 2006 - February 28, 2006	322,322	$23.00	322,322	—
March 1, 2006 - March 31, 2006	—	N/A	—	N/A
Total	322,322	$23.00	323,322	—

* On January 11, 2006, the Corporation announced the commencement of a tender offer for its common shares. Under the terms of the offer, the Corporation offered to repurchase up to 500,000 common shares at a price of $23.00 per share. The tender offer expired on February 24, 2006.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. (a) Exhibit No. 31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
(b) Exhibit No. 31.2 Certification of Chief Financial Officer pursuant Section 302 of the

First Citizens Banc Corp
Other Information
Form 10-Q
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
First Citizens Banc Corp

/s/ David A. Voight	May 10, 2006

David A. Voight	Date
President , Chief Executive Officer

/s/ James O. Miller	May 10, 2006

James O. Miller	Date
Executive Vice President

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp is incorporated by reference to Exhibit 3.1 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3.2 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to Exhibit 10.1 of First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller(filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 5 to the Consolidated Financial Statements.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.