Form 10-Q
period 2006-06-30
FIRST CITIZENS BANC CORP /OH
filed 2006-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Registrant’s telephone number, including area code: (419) 625-4121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of Exchange Act).
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at August 9, 2006
5,471,300 common shares

FIRST CITIZENS BANC CORP
Index

FIRST CITIZENS BANC CORP
Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$20,798	$20,261
Federal funds sold	—	25,510
Securities available for sale	114,756	126,126
Securities held to maturity (Fair value of $6 in 2006 and $8 in 2005)	6	8
Loans, net of allowance of $8,571 and $9,212	537,496	514,770
Other securities	10,784	10,540
Premises and equipment, net	10,955	12,151
Premises and equipment, net — held for sale	840	—
Accrued interest receivable	4,808	4,395
Goodwill	26,093	26,093
Core deposit and other intangibles	3,629	3,965
Bank owned life insurance	10,047	—
Other assets	7,937	7,117

Total assets	$748,149	$750,936

LIABILITIES
Deposits
Noninterest-bearing	$92,556	$98,314
Interest-bearing	471,475	478,791

Total deposits	564,031	577,105
Federal Home Loan Bank advances	51,271	30,539
Securities sold under agreements to repurchase	15,438	16,472
U. S. Treasury interest-bearing demand note payable	490	2,391
Notes payable	7,000	7,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	6,864	5,319

Total liabilities	670,094	663,826

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	26,512	27,939
Treasury stock, 640,964 and 310,862 shares at cost	(15,214)	(7,623)
Accumulated other comprehensive loss	(1,673)	(1,636)

Total shareholders’ equity	78,055	87,110

Total liabilities and shareholders’ equity	$748,149	$750,936

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$10,307	$9,222	$19,736	$18,000
Taxable securities	1,005	988	2,030	2,010
Tax-exempt securities	209	250	431	502
Federal funds sold and other	54	165	291	198

Total interest income	11,575	10,625	22,488	20,710
Interest expense
Deposits	2,618	1,973	5,053	3,820
Federal Home Loan Bank advances	332	247	573	505
Subordinated debentures	454	395	889	768
Other	293	204	553	353

Total interest expense	3,697	2,819	7,068	5,446

Net interest income	7,878	7,806	15,420	15,264
Provision for loan losses	270	269	540	679

Net interest income after provision for loan losses	7,608	7,537	14,880	14,585
Noninterest income
Computer center data processing fees	244	233	469	486
Service charges	751	897	1,496	1,779
Net loss on sale of securities	—	(10)	—	(18)
Net gain on sale of loans	4	20	12	65
ATM fees	177	172	337	333
Trust fees	328	255	626	502
Gain on branch sale	—	—	—	766
Bank owned life insurance	47	—	47	—
Other	71	233	461	403

Total noninterest income	1,622	1,800	3,448	4,316
Noninterest expense
Salaries and wages	2,880	2,960	5,618	5,891
Benefits	816	733	1,498	1,529
Net occupancy expense	352	394	758	825
Equipment expense	311	330	635	631
Contracted data processing	198	320	484	671
State franchise tax	172	265	384	529
Professional services	317	367	692	657
Amortization of intangible assets	168	190	336	354
ATM expense	114	141	221	274
Stationery and supplies	99	115	198	281
Courier	165	167	318	309
Other operating expenses	1,114	1,252	2,471	2,515

Total noninterest expense	6,706	7,234	13,613	14,466

Income before taxes	2,524	2,103	4,715	4,435
Income tax expense	786	632	1,452	1,348

Net Income	$1,738	$1,471	$3,263	$3,087

Earnings per share, basic	$0.32	$0.25	$0.59	$0.53
Earnings per share, diluted	$0.32	$0.25	$0.59	$0.53
Weighted average basic common shares	5,471,300	5,807,336	5,572,682	5,807,369
Weighted average diluted common shares	5,471,300	5,809,271	5,573,209	5,809,967
See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,738	$1,471	$3,263	$3,087

Unrealized holding gains and (losses) on available for sale securities	(131)	717	(56)	(828)
Reclassification adjustment for (gains) and losses later recognized in income	—	10	—	18

Net unrealized gains and (losses)	(131)	727	(56)	(810)
Tax effect	44	(248)	19	275

Total other comprehensive income (loss)	(87)	479	(37)	(535)

Comprehensive income	$1,651	$1,950	$3,226	$2,552

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213
Net income	—	—	3,087	—	—	3,087
Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(535)	(535)
Cash dividends declared ($.78 per share)	—	—	(4,879)	—	—	(4,879)
Purchase of treasury stock	(6,000)	—	—	(129)	—	(129)

Balance, June 30, 2005	5,801,402	$68,430	$25,989	$(7,623)	$(1,039)	$85,757

Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110
Net income	—	—	3,263	—	—	3,263
Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(37)	(37)
Cash dividends declared ($.78 per share)	—	—	(4,690)	—	—	(4,690)
Purchase of treasury stock, at cost	(330,102)	—	—	(7,591)	—	(7,591)

Balance, June 30, 2006	5,471,300	$68,430	$26,512	$(15,214)	$(1,673)	$78,055

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2006	2005
Net cash from operating activities	$3,239	$3,114
Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	2	2
Maturities and calls of securities, available-for-sale	20,364	16,865
Purchases of securities, available-for-sale	(9,466)	(3,405)
Purchases of securities Federal Reserve Bank Stock	(16)	—
Purchase of Bank owned life insurance	(10,000)	—
Loans made to customers, net of principal collected	(23,050)	18,325
Loans sold from portfolio	—	9,505
Proceeds from sale of OREO properties	109	566
Change in federal funds sold	25,510	(7,611)
Proceeds from sale of property and equipment	149	—
Net purchases of office premises and equipment	(280)	(1,188)

Net cash from investing activities	3,322	33,059

Cash flows from financing activities
Repayment of FHLB borrowings	(15,073)	(166)
Net change in short-term FHLB advances	35,805	—
Net change in deposits	(13,074)	(21,357)
Change in securities sold under agreements to repurchase	(1,034)	(684)
Change in U. S. Treasury interest-bearing demand note payable	(1,901)	(615)
Cash paid in branch sale	—	(11,303)
Purchases of treasury stock	(7,591)	(129)
Dividends paid	(3,156)	(3,252)

Net cash from financing activities	(6,024)	(37,506)

Net change in cash and due from banks	537	(1,333)
Cash and due from banks at beginning of period	20,261	25,661

Cash and due from banks at end of period	$20,798	$24,328

Cash paid during the period for:
Interest	$7,089	$5,413
Income taxes	$700	$1,495

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$343	$112
Fixed assets transferred to held for sale	$840	$—
See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Title Insurance Agency, Inc. (Title Agency), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.). Additionally, the consolidated financial statements include Citizens wholly-owned subsidiary, Mr. Money Finance Company (Mr. Money). The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2006 and its results of operations and changes in cash flows for the periods ended June 30, 2006 and 2005 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2005 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2006, SCC provided item processing for six financial institutions in addition to Citizens. SCC accounted for 2.4% of the Corporation’s total revenues. Mr. Money provides consumer finance loans and real estate loans that the Banks would not normally provide to B and C credits at a rate commensurate with the risk and accounted for approximately 0.9% of the Corporation’s total revenue. First Citizens Title Insurance Agency Inc. was formed to provide customers with a seamless mortgage product with improved service. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue for the period ended June 30, 2006. Water St. Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue was less than 1.0% of total revenue through June 30, 2006. Management considers

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

The Corporation did not grant any stock options during the first six months of 2006 and 2005. Additionally, no stock options became vested during the first six months of 2006 and 2005. The adoption of SFAS No. 123R on January 1, 2006 has had no impact on the Corporation’s net income for the second quarter or year-to-date of 2006. Additionally, since the Corporation did not grant any stock options during the first two quarters of 2005, there is no pro forma stock-based employee compensation expense for the first two quarters of 2005.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2006		June 30, 2005
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	40,800	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	40,800	$25.44

Options exercisable, end of period	39,000	$25.44

There were no options exercisable as of June 30, 2005.

The following table details stock options outstanding:

	June 30, 2006	December 31, 2005
Stock options vested and currently exercisable
Number	39,000	39,000
Weighted average exercise price	$25.44	$25.44
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining life	6 yrs. 3 mos.	6 yrs. 9 mos.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     New Accounting Pronouncements:
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
that begins after September 15, 2006. This pronouncement will not have a material impact on the Corporations’ financial statements.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of adopting FIN 48 on its financial statements.
(2) Securities
Securities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006
		Gross Unrealized	Gross Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$90,597	$—	$(1,383)
Obligations of states and political subdivisions	19,494	138	(147)
Mortgage-back securities	4,184	1	(144)

Total debt securities	$114,275	$139	$(1,674)
Equity securities	481	—	—

	$114,756	$139	$(1,674)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	June 30, 2006
		Gross Unrecognized	Gross Unrecognized
Held to Maturity	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$6	$—	$—	$6

	December 31, 2005
		Gross Unrealized	Gross Unrealized
Available for sale	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,815	$—	$(1,531)
Obligations of states and political subdivisions	22,809	247	(89)
Mortgage-back securities	5,021	11	(117)

Total debt securities	125,645	258	(1,737)
Equity securities	481	—	—

Total	$126,126	$258	$(1,737)

	December 31, 2005
		Gross Unrecognized	Gross Unrecognized
Held to Maturity	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$8	$—	$—	$8

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at June 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$61,036
Due after one year through five years	43,768
Due after five years through ten years	2,975
Due after ten years	2,312
Mortgage-backed securities	4,184
Equity securities	481

Total securities available for sale	$114,756

Held to maturity	Amortized Cost	Estimated Fair Value
Mortgage-backed securities	$6	$6

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Proceeds	$—	$—	$—	$—
Gross gains	—	—	—	—
Gross losses	—	—	—	(10)
Security (losses) due to calls prior to maturity	—	(10)	—	(8)
Securities with a carrying value of approximately $96,661 and $107,459 were pledged as of June 30, 2006 and December 31, 2005, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at June 30, 2006 and December 31, 2005 not recognized in income are as follows.

June 30, 2006	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and	$22,326	$234	$68,271	$1,149	$90,597	$1,383
obligations of U.S. government agencies
Obligations of states and political subdivisions	4,304	73	2,843	74	7,147	147
Mortgage-backed securities	3,684	136	431	8	4,115	144

Total temporarily impaired	$30,314	$443	$71,545	$1,231	$101,859	$1,674

December 31, 2005	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and	$23,522	$332	$74,293	$1,199	$97,815	$1,531
obligations of U.S. government agencies
Obligations of states and political subdivisions	5,101	48	1,994	41	7,095	89
Mortgage-backed securities	3,740	117	—	—	3,740	117

Total temporarily impaired	$32,363	$497	$76,287	$1,240	$108,650	$1,737

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at June 30, 2006 and December 31, 2005 were as follows:

	6/30/2006	12/31/2005
Commercial and Agriculture	$65,978	$65,903
Commercial real estate	204,105	195,983
Real Estate — mortgage	223,882	206,411
Real Estate — construction	27,750	29,712
Consumer	23,461	25,268
Credit card and other	677	632
Leases	424	615

Total loans	546,277	524,524
Allowance for loan losses	(8,571)	(9,212)
Deferred loan fees	(210)	(542)

Net loans	$537,496	$514,770

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses was as follows for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance beginning of period	$9,023	$12,289	$9,212	$11,706
Loans charged-off	(1,074)	(697)	(1,781)	(1,157)
Recoveries	352	460	600	1,093
Provision for loan losses	270	269	540	679

Balance June 30,	$8,571	$12,321	$8,571	$12,321

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Average investment in impaired loans	$11,227	$17,450	$12,041	$16,777

Interest income recognized on impaired loans including interest income recognized on cash basis	125	140	255	261

Interest income recognized on impaired loans on cash basis	125	126	255	247
Information regarding impaired loans at June 30, 2006 and December 31, 2005 was as follows:

	6/30/06	12/31/05
Balance impaired loans	$9,548	$13,669

Less portion for which no allowance for loan losses is allocated	(807)	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$8,741	$13,669

Portion of allowance for loan losses allocated to impaired loans	$4,310	$4,827

Nonperforming loans were as follows:

	6/30/06	12/31/05
Loans past due over 90 days still on accrual	$1,192	$331
Nonaccrual	$8,298	$14,401
Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
5) Earnings per Common Share:
Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic
Net Income	$1,738	$1,471	$3,263	$3,087

Weighted average common shares outstanding	5,471,300	5,807,336	5,572,682	5,807,369

Basic earnings per common share	$0.32	$0.25	$0.59	$0.53

Diluted
Net Income	$1,738	$1,471	$3,263	$3,087

Weighted average common shares outstanding for basic earnings per common share	5,471,300	5,807,336	5,572,682	5,807,369
Add: Dilutive effects of assumed exercises of stock options	—	1,935	527	2,598

Average shares and dilutive potential common shares outstanding	5,471,300	5,809,271	5,573,209	5,809,967

Diluted earnings per common share	$0.32	$0.25	$0.59	$0.53

Stock options for 13,300 shares of common stock, for the six months ended June 30, 2006, and stock options for 39,000 shares of common stock for the quarter ended June 30, 2006 were not considered in computing diluted earnings per common because they were antidilutive. Stock options for 13,900 shares of common stock for both the six months ended and quarter ended June 30, 2005 were not considered in computing diluted earnings per common because they were antidilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2006 and December 31, 2005.

	Contract Amount
	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,994	$60,484	$9,785	$63,564
Overdraft protection	—	8,126	—	9,450
Letters of credit	120	3,552	42	3,411

	$11,114	$72,162	$9,827	$76,425

Commitments to make loans are generally made for a period of one year or less, but may extend up to 30 years. Fixed rate loan commitments referred to above had interest rates ranging from 4.00% to 10.75% at June 30, 2006 and 4.37%to 11.50% at December 31, 2005.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2006 and December 31, 2005 approximated $3,972 and $5,024.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense for:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Service cost	$231	$178	$462	$356
Interest cost	147	122	294	245
Expected return on plan assets	(118)	(96)	(236)	(193)
Other components	32	12	64	24

Net periodic pension cost	$292	$216	$584	$432

The total amount of contributions expected to be paid by the Corporation in 2006 total $630, compared to $672 in 2005.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2006, compared to December 31, 2005 and the consolidated results of operations for the three month and six month periods ending June 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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
Financial Condition
Total assets of the Corporation at June 30, 2006 totaled $748,149 compared to $750,936 at December 31, 2005, which was a decrease of $2,787. This decrease in total assets is detailed the following paragraphs.

Net loans have increased $22,726, or 4.4 percent since December 31, 2005. The commercial real estate portfolio increased by $8,122, the residential real estate portfolio increased $17,471, and the commercial and agriculture portfolio increased $75. Residential construction loans decreased $1,962 while consumer, leases, and other loans decreased $1,953. In the first quarter of 2006, the Corporation introduced two loan programs on a limited basis, one for commercial loans, and one for residential mortgages. Both programs offered competitive

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
rates as well as the waiving of certain fees on the loans added to the loan portfolio. During the second quarter of 2006, the Corporation continued a modified residential mortgage program. This program, as well as the two used in the first quarter, enabled the Corporation to increase the size of our residential and commercial real estate portfolios. Similar programs may be utilized in future periods. The decline in the installment loan portfolio is partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation has introduced new consumer lending products and expects to use these products to begin growing the consumer loan portfolio. With the new products being introduced, a new rate structure for consumer loans has been developed. This rate structure is designed to provide higher yields on the Corporation’s consumer portfolio in 2006.

The Corporation had no loans held for sale at June 30, 2006 or December 31, 2005. At June 30, 2006, the net loan to deposit ratio increased to 95.3 percent compared to 89.2 percent at December 31, 2005, primarily due to the continued increase in the loan portfolio.

For the six months of operations in 2006, $540 was placed into the allowance for loan losses from earnings compared to $679 for the same period of 2005. The decrease in the provision was due to the reserve at FCBC. In 2005, FCBC placed $123 into its reserve for a participated loan during the first six months of 2005. In the first quarter of 2006, this participated loan had been paid off, and no reserves were needed for the FCBC loan portfolio. The amount placed into Citizens was equivalent to the amount placed into the reserve during the first six months of 2005. An increase in net charge-offs of $1,117 was experienced from 2005 to 2006 due primarily to two reasons. Recoveries were greater in 2005 due to the Corporation having a $429 loan recovery. In 2006, the Corporation had an increase of $624 in loans charged-off. This increase was due to loans charged-off in the commercial loan portfolio. Non-accrual loans decreased $6,103 from December 31, 2005 to June 30, 2006. This decrease was primarily due to the restructuring of one commercial credit. As of June 30, 2006, impaired loans have decreased $4,121 from December 31, 2005 again, primarily due to the restructuring of one commercial credit. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, the pooling of commercial credits risk graded 5 and 6 that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The composition and overall level of the loan portfolio are also factors used to determine the amount of the allowance for loan losses.

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The June 30, 2006 allowance for loan losses as a percent of total loans was 1.57 percent compared to 1.76 percent at December 31, 2005.

At June 30, 2006, available for sale securities totaled $114,756 compared to $126,126 at December 31, 2005, a decrease of $11,370. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. The Corporation has begun to use letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. The use of the letters of credit have allowed the Corporation to use these funds to help fund the increase in the loan portfolio as a result of the loan programs described in a previous section as well as the purchase of Bank Owned Life Insurance (BOLI). Bank stocks increased $244 from December 31, 2005, due to Federal Home Loan Bank (FHLB) dividends received and a purchase of Federal Reserve Bank (FRB) stock.

Office premises and equipment, net, have decreased $1,196 from December 31, 2005 to June 30, 2006. The decrease in office premises and equipment is mainly attributed to the reclassification of assets of $840 to office premises and equipment, net, held for sale. The $840 is attributable to a branch that was closed in a prior year. The remaining change of $356 was due to new purchases of $280, depreciation of $487 and disposals of $149. In the first quarter of 2006, SCC Resources, Inc. sold a building that had been used for storage for SCC and Citizens.

In the second quarter of 2006, the Corporation purchased $10,000 of BOLI thru the reduction in Federal Funds Sold and the decline in the security portfolio. The purchase in BOLI is alternative to replacing maturing securities. The yield to be earned on the BOLI is expected to exceed what the Corporation could earn by replacing maturing securities.

Total deposits at June 30, 2006 decreased $13,074 from year-end 2005. Noninterest-bearing deposits decreased $5,758 from year-end 2005. Interest-bearing deposits, including savings and time deposits, decreased $7,316 from year-end 2005. The interest-bearing deposit decline was due primarily to a decline in savings balances, as customers have used funds from savings to invest in other, higher yielding financial instruments. The year to date average balance of total deposits decreased $47,961 compared to the average balance of the same period 2006. This decrease in average balance was due primarily to declines in savings and time-deposit balances. Time-deposits decreased as customers continued to seek higher yielding time-deposit instruments in Citizens’ market area. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposits

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
from leaving Citizens. Also, Citizens did experience a decline in deposits as a result of the merger with FNB Financial Corporation in the fourth quarter of 2004, as it has experienced in previous acquisitions. The year-to-date 2006 average balance of savings deposits has decreased $20,255 compared to the average balance of the same period for 2005. The current average rate of these deposits was 0.43 percent at June 30, 2006 compared to 0.41 at June 30, 2005. The year-to-date 2006 average balance of time certificates has decreased $15,368 compared to the average balance for the same period for 2005. Additionally, the year-to-date 2006 average balances compared to the same period in 2005 of demand deposits increased $653, while N.O.W. accounts decreased $5,483, and Money Market Savings decreased $7,363.

Total borrowed funds have increased $17,797 from December 31, 2005 to June 30, 2006. At June 30, 2006, the Corporation had $51,271 in outstanding FHLB advances compared to $30,539 at December 31, 2005. The FHLB advances outstanding at June 30, 2006 included $35,805 in overnight advances. During the second quarter of 2006, the Corporation paid off a $15,000, 24 month, 3.03% advance. The Corporation had notes outstanding with other financial institutions totaling $7,000 at both June 30, 2006 and December 31, 2005. These notes were primarily used to fund the loan portfolio at Mr. Money Finance Company. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $1,034 and U.S. Treasury Tax Demand Notes have decreased $1,901 from December 31, 2005 to June 30, 2006.

Shareholders’ equity at June 30, 2006 was $78,055, or 10.4 percent of total assets, compared to $87,110 at December 31, 2005, or 11.6 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $3,263, less dividends paid of $3,156, dividends declared of $1,534, purchases of treasury stock through a tender offer of $7,413, additional treasury stock repurchases of $178, and the decrease in the market value of securities available for sale, net of tax, of $37. The Corporation paid a cash dividend on February 1, 2006 and May 1, 2006, and February 1, 2005 and May 1, 2005 at a rate of $.28 per share. Total outstanding shares at June 30, 2006 were 5,471,300.
Results of Operations
Six Months Ended June 30, 2006 and 2005

Net income for the six months ended June 30, 2006 was $3,263, or $.59 per diluted share compared to $3,087 or $.53 per diluted share for the same period in 2005. This was an increase of $176, or 5.7 percent. Some of the reasons for the changes are explained below.

Total interest income for the first six months of 2006 increased $1,778, or 8.6 percent compared to the same period in 2005. The average rate on earning assets on a tax equivalent basis for the first six months of 2006 was 6.71 percent and 5.73 percent for the first six months of 2005. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2006. Continued interest rate increases in 2006 have had a positive effect on the Corporation’s earning asset portfolio. The earning asset portfolio most

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
affected by the rate increases was the Corporation’s variable real estate portfolio. Both the residential and commercial real estate portfolio had increases in interest income during the first six months of 2006 compared to the first six months of 2005. Total interest expense for the first six months of 2006 has increased by $1,622, or 29.8 percent compared to the same period of 2005. The increase of interest expense is due to the increase in the interest rates in 2006, which offset the decline in deposit balances from 2005. Interest on deposits increased $1,233 compared to 2005, as the average rate paid on deposits increased from 1.54% in 2005 to 2.13% in 2006. Interest expense on FHLB borrowings increased $68 compared to the first six months of 2005 primarily due to the increase in balance of advances in 2006. Interest expense on subordinated debentures increased $121 in the first six months of 2006 compared to the first six months of 2005 as the rate paid on these securities increased in 2006. Interest on other borrowings increased $200 as rates increased during 2006. The average rate on interest-bearing liabilities for the first six months of 2006 was 2.53 percent compared to 1.77 percent for the same period of 2005. The net interest margin on a tax equivalent basis was 4.63 percent for June 30, 2006 and 4.44 percent for June 30, 2005.

Noninterest income for the first six months of 2006 totaled $3,448, compared to $4,316 for the same period of 2005, a decrease of $868. In the first quarter of 2005, the Corporation had a $766 gain on the sale of two branches, which it did not have in 2006. Service charges paid to Citizens decreased $283 compared to 2005 due to two reasons. First, the Corporation had fewer deposit accounts at June 30, 2006 compared to June 30, 2005. Secondly, the customer base has become more aware of overdrafts and the charges for these overdrafts. Citizens will be updating its fee structure on deposit products in the third quarter in efforts to increase its service charge revenue. Revenue from computer operations decreased slightly in 2006, down $17 from first half of 2005 as the number of financial institutions for which processing was done for decreased. Net gain on sale of loans was $53 less than in 2005 due to the number of loans sold to FNMA declining in 2006, as the Corporation has moved to keeping more real estate loans in its portfolio. Trust fees grew $124 in the first half of 2006 compared to the same period in 2005 as the assets under Trust management continued to grow. In 2006, with the purchase of BOLI, the Corporation had income on its purchase of this asset of $47. Other non-interest income increased $58 compared to 2005, primarily due to one item. In the first quarter of 2006, the Corporation sold a building that had been used as a storage facility for a $148 gain which offset slight decrease in various other non-interest income items.

Noninterest expense for the six months ended June 30, 2006 totaled $13,613 compared to $14,466 for the same period in 2005. This was a decrease of $853, or 5.9 percent. Salaries and wages decreased $273, or 4.6 percent compared to the first six months of 2005. The decrease in salaries was attributable to the Corporation’s reorganization efforts completed in the third quarter of 2005. Benefits decreased $31, as the Corporation’s self-insured health plan costs decreased due to the reorganization completed in 2005. Net occupancy expense decreased $67 for the first six months of 2006, compared to the first six months of 2005. This decrease is primarily due to two reasons. First, Mr. Money had a reduction of rental payments for a branch that was closed. Second, Citizens purchased a branch that had been rented in 2005.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Equipment expense increased $4 as a result of an increase in costs for maintenance and installation of equipment at Citizens. Computer processing expense decreased by $187 compared to last year primarily due to the cost savings as a result of the reorganizing of the two banking subsidiaries of the Corporation into one bank. State franchise taxes decreased $145 compared to the first six months in 2005 as the equity position of Citizens decreased from previous year end. Professional services expenses increased for the first six months of 2006 compared to the same period in 2005 by $35. The primary cause of this increase is due to legal costs paid to complete the tender offer in the first quarter of 2006. Citizens monitors ATM profitability, usage, and other factors to determine the effectiveness of our ATM’s. As a result of this analysis, some machines were taken out of service, which led to ATM expense decreasing $53 compared to 2005. Stationery and supplies decreased $83 from 2005. In the first quarter of 2006, the Corporation did not have to buy items such as letterhead, envelopes, teller stamps and other items as it did in 2005 due to a merger completed at the end of 2004. Finally, other operating expenses decreased $44 from 2005 to 2006.

Income tax expense for the first six months of 2006 totaled $1,452 compared to $1,348 for the first six months of 2005. This was an increase of $104, or 7.7 percent. The increase in the federal income taxes is a result of the increase in total income before taxes of $280. The effective tax rates were comparable for the six-month periods ended June 30, 2006 and June 30, 2005, at 30.8% and 30.4%, respectively.

Three Months Ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 was $1,738 or $.32 per diluted share compared to $1,471 or $.25 per diluted share for the same period in 2005. This was an increase of $267, or 18.2 percent. Some of the reasons for the changes are explained below.

Total interest income for the second quarter of 2006 increased $950, or 8.9 percent compared to the same period in 2005. The average rate on earning assets on a tax equivalent basis for the second quarter of 2006 was 6.93 percent and 5.76 percent for the second quarter of 2005. The increase in yield in the second quarter, as for the first six months, is due to the change in the interest rate environment in which the Corporation has operated in 2006. Continued interest rate increases in the second quarter 2006 have had a positive effect on the Corporations earning asset portfolio. Interest and fees on loans increased $1,085, or 11.8 percent compared to the same period in 2005. This increase is due to the continued increase in average yield of the loan portfolio. Interest on securities decreased $24 in the second quarter 2006 compared to the second quarter of 2005 due to the Corporation allowing maturing securities to roll-off the security portfolio. Total interest expense for the second quarter of 2006 increased $878, or 31.1 percent compared to the same period of 2005. The increase of interest expense is due to the increase in the interest rate paid on the deposit balances as well as the Corporations borrowings. Interest on deposits increased $645 compared to 2005, as the rate paid on deposits increased from 1.52% in 2005 to 2.22% in 2006. Interest expense on FHLB borrowings increased $85 compared to the second quarter of 2005 primarily due to the increase in rate paid on the overnight borrowings the Corporation has

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
been using to fund the loan growth and the purchase of BOLI. Interest on subordinated debentures increased $59 as the rate increased compared to the rate paid during the second quarter 2005. Interest on other borrowings increased $89 as rates increased during the second quarter of 2006 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the second quarter of 2006 was 2.64 percent compared to 1.74 percent for the same period of 2005. The net interest margin on a tax equivalent basis was 4.75 percent for June 30, 2006 and 4.54 percent for June 30, 2005.

Noninterest income for the second quarter of 2006 totaled $1,622, compared to $1,800 for the same period of 2005, a decrease of $178. Service charge fees decreased $146 in the second quarter 2006 compared to the same period in 2005, as the number of deposit accounts declined as did the fees generated from overdrafts. Citizens is in the stage of developing new deposit products to help grow the deposit accounts of the Bank. These products are expected to be launched in the fourth quarter of 2006. Trust fees increased $73 as the Trust department continued to grow its asset portfolio in the second quarter of 2006 compared to the second quarter of 2005. ATM fees, net gain on sale of securities, and computer processing fees all increased slightly in the second quarter 2006 compared to the second quarter 2005. BOLI income totaled $47 for the second quarter of 2006. The reason for purchasing BOLI is stated in a previous section. Other fees declined $162 for the second quarter 2006 compared to the same period in 2005. There were three main reasons for this decline. First, several other real estate owned properties were either sold at a loss or had a write-down of their fair value during the second quarter of 2006. This resulted in losses of approximately $73 compared to 2005. Secondly, the Bank did not sell as many mortgages on the secondary market, resulting in $30 less income booked on the sale of these mortgages. Finally, in 2005 the Corporation sold its affiliated appraisal company. In 2005, this company added $52 in fees to other income.

Noninterest expense for the quarter ended June 30, 2006 totaled $6,706 compared to $7,234 for the same period in 2005. This was a decrease of $528, or 7.3 percent. Salaries and wages decreased $80, or 2.7 percent compared to the first six months of 2005. The decrease in salaries was attributable to the Corporation’s reorganization efforts completed in the third quarter of 2005. Benefits increased $83 in the second quarter of 2006 compared to the second quarter 2005. The primary increase in benefits is due to the increase in the costs of the Corporation defined pension plan. For the second quarter, the cost of the plan increased $95 compared to the second quarter of 2005. Net occupancy expense decreased $42 for the second quarter of 2006 compared to the second quarter 2005. This decline was primarily due to a decrease in building, repair and maintenance costs compared to 2005, as in the second quarter of 2005 a remodeling project in New Washington was completed raising costs in 2005. The remodeling project at First Citizens also led to an increase in equipment expense in the second quarter of 2005. In 2006, without these extra costs, equipment expense decreased $19. Computer processing expense decreased by $122 during the second quarter of 2006 compared to the second quarter of 2005 primarily due to benefiting from reorganizing the two banking subsidiaries into one bank. State franchise taxes decreased $93 compared to the second quarter of 2005 as the equity position of Citizens decreased from the

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
second quarter of 2005. Professional services expenses decreased during the second quarter 2006 compared to the second quarter 2005. This decrease was primarily due to the reduction in legal costs paid in 2005 for impaired loans acquired in the merger completed in 2004. The Corporation’s amortization of intangible assets decreased slightly as did the courier expense and stationery and supplies compared to the second quarter of 2005. The number of ATM’s in use during the second quarter of 2006 decreased compared to the same period in 2005, causing a reduction in expense of $27. Finally, other operating expenses decreased $138 in the second quarter 2006 compared to the same period in 2005. Within other expenses, director fees at the Bank decreased $49 in the second quarter of 2006. With the reorganization of the two banks, the number of directors, as well as the number of meetings both decreased, resulting in less expense. Expenses related to charging-off deposit accounts decreased $44 during the second quarter of 2006 compared to the second quarter 2005. Finally, advertising expenses decreased $22 in the second quarter of 2006 compared to the same period in 2005. In 2005, the Corporation used advertising to promote its newly acquired branches in the merger at the end of 2004. In 2006, these branches were securely based in their markets, which resulted in less advertising dollars needing to be spent on the new branches.

Income tax expense for the second quarter totaled $786 compared to $632 for the same period in 2005. This was an increase of $154, or 24.4 percent. The effective tax rates were comparable for the three-month periods ended June 30, 2006 and June 30, 2005, were 31.1% and 30.1%, respectively.
Capital Resources
Shareholders’ equity totaled $78,055, at June 30, 2006 compared to $87,110 at December 31, 2005. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	6/30/06	12/31/05	Purposes	Provisions
Tier I Risk Based Capital	10.6%	12.6%	4.0%	6.0%
Total Risk Based Capital	14.3%	16.1%	8.0%	10.0%
Leverage Ratio	8.3%	9.2%	4.0%	5.0%
The decline in the capital ratios from year end is primarily a result of the tender offer completed in the first quarter of 2006.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation paid a cash dividend of $.28 per common share on February 1, 2005 and 2006, and May 1, 2005 and 2006.
Liquidity
Citizens maintains a conservative liquidity position. Within the security portfolio, all but $6 of securities are classified as available for sale. At June 30, 2006, securities with maturities of one year or less totaled $61,036, or 53.2% of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for the six months ended June 30, 2006 was $3,239. This includes net income of $3,263 plus net adjustments of $(24) to reconcile net earnings to net cash provided by operations. Cash from investing activities was $3,322 the six months ended June 30, 2006. Maturing securities were allowed to roll-off the portfolio without being replaced. Federal funds sold decreased as these funds were used to fund the growth in the loan portfolio as well as funding the purchase of BOLI. Cash from financing activities in the first six months of 2006 totaled $(6,024). This decrease in cash is primarily due to four reasons. First, the Citizens had run-off on their deposit accounts. Secondly, the tender offer that was completed in the first quarter of 2006 decreased cash by $(7,591). Third, a $15,000 advance from the FHLB matured during the second quarter of 2006. Finally, the payments of two dividends decreased the amount of cash from financing activities. These decreases in cash were offset by the borrowing of overnight advances from the FHLB of $35,805. Cash from investing activities was greater than cash from operating and financing activities by $537, which resulted in an increase in cash and cash equivalents to $20,798.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of June 30, 2006, Citizens had total credit availability with the FHLB of $138,270 of which $51,283 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005 and June 30, 2006, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2005 or June 30, 2006. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net Portfolio Value

	June 30, 2006			December 31, 2005
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	75,791	(16,215)	-18%	90,619	(15,108)	-14%
+100bp	85,495	(6,511)	-7%	100,427	(5,300)	-5%
Base	92,006	—	—	105,727	—	—
-100bp	96,284	4,278	5%	108,052	2,325	2%
-200bp	98,044	6,038	7%	108,427	2,700	3%
The relatively minor change in net portfolio value from December 31, 2005 to June 30, 2006, is primarily a result of two factors. The yield curve remains very flat after a parallel shift upward from the end of the year. Short-term interest rates increased slightly more than long-term rates. As a result, the Corporation has seen a decrease in the base level of net portfolio value, due to a decrease in the fair value of loans, a decrease in the fair value of investments, partially offset by a decrease in the fair value of deposits.

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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that subsequent to their evaluation, there were no significant changes in First Citizens Banc Corp’s internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Signatures
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first half of 2006, the Corporation purchased shares of common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
January 1, 2006 — January 31, 2006*	—	N/A	—	N/A
February 1, 2006 — February 28, 2006	322,322	$23.00	322,322	—
March 1, 2006 — June 30, 2006	—	N/A	—	N/A
Total	322,322	$23.00	323,322	—

*	On January 11, 2006, the Corporation announced the commencement of a tender offer for its common shares. Under the terms of the offer, the Corporation offered to repurchase up to 500,000 common shares at a price of $23.00 per share. The tender offer expired on February 24, 2006.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting on April 18, 2006, for the purpose of considering and voting on the following:
1.)	To elect four Class III directors to serve terms of three years or until their successors are elected and qualified.

First Citizens Banc Corp
Signatures
Form 10-Q
     The summary of the voting of common shares outstanding was as follows:

Director Candidate	For	Withheld
Blythe A. Friedley	4,537,995.22	146,210.09
W. Patrick Murray	4,532,082.22	152,123.09
Robert L. Ransom	4,513,828.07	170,337.23
Daniel J. White	4,507,258.07	176,947.23
The following directors’ terms of office continued after the meeting:
Laurence A. Bettcher, Robert L. Bordner, Ronald E. Dentinger, George L. Mylander, Allen R. Nickles, Leslie D. Stoneham, David A. Voight, J. George Williams.
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
(e) Exhibit No. 99.1 Power of Attorney

First Citizens Banc Corp
Signatures
Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf the undersigned thereunto duly authorized.
First Citizens Banc Corp

/s/ David A. Voight David A. Voight President , Chief Executive Officer	August 9, 2006 Date
/s/ James O. Miller James O. Miller Executive Vice President	August 9, 2006 Date

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

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

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

11.1	Statement regarding earnings per share is included in Note 5 to the Consolidated Financial Statements.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Power of Attorney