Form 10-Q
period 2006-09-30
FIRST CITIZENS BANC CORP /OH
filed 2006-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

Outstanding at November 9, 2006

5,471,300 common shares

FIRST CITIZENS BANC CORP

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$19,662	$20,261
Federal funds sold	—	25,510
Securities available for sale	110,998	126,126
Securities held to maturity (Fair value of $5 in 2006 and $8 in 2005)	5	8
Loans, net of allowance of $8,704 and $9,212	536,735	514,770
Other securities	10,900	10,540
Premises and equipment, net	10,777	12,151
Premises and equipment, net - held for sale	905	—
Accrued interest receivable	5,244	4,395
Goodwill	26,093	26,093
Core deposit and other intangibles	3,461	3,965
Bank owned life insurance	10,187	—
Other assets	6,269	7,117

Total assets	$741,236	$750,936

LIABILITIES
Deposits
Noninterest-bearing	$88,597	$98,314
Interest-bearing	474,462	478,791

Total deposits	563,059	577,105
Federal Home Loan Bank advances	35,802	30,539
Securities sold under agreements to repurchase	22,617	16,472
U. S. Treasury interest-bearing demand note payable	3,322	2,391
Notes payable	6,000	7,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	7,106	5,319

Total liabilities	662,906	663,826
SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	26,265	27,939
Treasury stock, 640,964 and 310,862 shares at cost	(15,214)	(7,623)
Accumulated other comprehensive loss	(1,151)	(1,636)

Total shareholders’ equity	78,330	87,110

Total liabilities and shareholders’ equity	$741,236	$750,936

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$10,399	$9,278	$30,135	$27,278
Taxable securities	1,019	992	3,049	3,002
Tax-exempt securities	195	239	626	741
Federal funds sold and other	—	243	291	441

Total interest income	11,613	10,752	34,101	31,462
Interest expense
Deposits	2,899	2,121	7,952	5,941
Federal Home Loan Bank advances	459	248	1,032	753
Subordinated debentures	470	407	1,359	1,175
Other	337	236	890	589

Total interest expense	4,165	3,012	11,233	8,458

Net interest income	7,448	7,740	22,868	23,004
Provision for loan losses	189	212	729	891

Net interest income after provision for loan losses	7,259	7,528	22,139	22,113
Noninterest income
Computer center data processing fees	222	220	691	706
Service charges	842	915	2,338	2,694
Net gain/(loss) on sale of securities	—	3	—	(15)
Net gain on sale of loans	4	10	16	75
ATM fees	202	179	539	512
Trust fees	319	295	945	797
Gain on branch sale	—	—	—	766
Bank owned life insurance	140	—	187	—
Gain/(loss) on sale of other real estate owned	(555)	21	(631)	(61)
Other	122	125	658	610

Total noninterest income	1,296	1,768	4,743	6,084
Noninterest expense
Salaries and wages	2,917	3,098	8,535	8,989
Benefits	758	651	2,256	2,180
Net occupancy expense	347	359	1,105	1,184
Equipment expense	285	370	920	1,001
Contracted data processing	207	360	691	1,031
State franchise tax	161	251	545	780
Professional services	434	274	1,126	931
Amortization of intangible assets	168	190	504	544
ATM expense	118	119	339	393
Stationery and supplies	72	114	270	395
Courier	175	173	493	482
Other operating expenses	1,075	1,070	3,545	3,585

Total noninterest expense	6,717	7,029	20,329	21,495

Income before taxes	1,838	2,267	6,553	6,702
Income tax expense	552	701	2,004	2,049

Net Income	$1,286	$1,566	$4,549	$4,653

Earnings per share, basic and diluted	$0.24	$0.27	$0.82	$0.80
Weighted average basic common shares	5,471,300	5,801,402	5,538,517	5,805,358
Weighted average diluted common shares	5,471,300	5,802,649	5,538,541	5,807,156

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$1,286	$1,566	$4,549	$4,653
Unrealized holding gains and (losses) on available for sale securities	791	(296)	735	(1,124)
Reclassification adjustment for (gains) and losses later recognized in income	—	(3)	—	15

Net unrealized gains and (losses)	791	(299)	735	(1,109)
Tax effect	(269)	102	(250)	377

Total other comprehensive income (loss)	522	(197)	485	(732)

Comprehensive income	$1,808	$1,369	$5,034	$3,921

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance, January 1, 2005	5,807,402	$68,430	$27,781	$(7,494)	$(504)	$88,213
Net income	—	—	4,653	—	—	4,653
Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(732)	(732)
Cash dividends declared ($1.12 per share)	—	—	(6,502)	—	—	(6,502)
Purchase of treasury stock	(6,000)	—	—	(129)	—	(129)

Balance, September 30, 2005	5,801,402	$68,430	$25,932	$(7,623)	$(1,236)	$85,503

Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110
Net income	—	—	4,549	—	—	4,549
Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	485	485
Cash dividends declared ($1.12 per share)	—	—	(6,223)	—	—	(6,223)
Purchase of treasury stock, at cost	(330,102)	—	—	(7,591)	—	(7,591)

Balance, September 30, 2006	5,471,300	$68,430	$26,265	$(15,214)	$(1,151)	$78,330

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005
Net cash from operating activities	$6,124	$4,668
Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	3	3
Maturities and calls of securities, available-for-sale	31,314	19,506
Purchases of securities, available-for-sale	(15,646)	(4,469)
Purchases of Federal Reserve Bank Stock	(16)	—
Purchase of Bank owned life insurance	(10,000)	—
Loans made to customers, net of principal collected	(22,845)	28,054
Loans sold from portfolio	—	9,505
Proceeds from sale of OREO properties	186	685
Change in federal funds sold	25,510	(11,723)
Proceeds from sale of property and equipment	149	—
Net purchases of office premises and equipment	(391)	(1,265)

Net cash from investing activities	8,264	40,296
Cash flows from financing activities
Repayment of FHLB borrowings	(15,097)	(251)
Net change in short-term FHLB advances	20,360	—
Net change in deposits	(14,046)	(40,916)
Change in securities sold under agreements to repurchase	6,145	5,767
Change in U. S. Treasury interest-bearing demand note payable	931	848
Changes in note payable	(1,000)	(1,000)
Cash paid in branch sale	—	(11,303)
Purchases of treasury stock	(7,591)	(129)
Dividends paid	(4,689)	(4,877)

Net cash from financing activities	(14,987)	(51,861)

Net change in cash and due from banks	(599)	(6,897)
Cash and due from banks at beginning of period	20,261	25,661

Cash and due from banks at end of period	$19,662	$18,764

Cash paid during the period for:
Interest	$11,203	$8,495
Income taxes	$1,200	$2,045
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$565	$178
Fixed assets transferred to held for sale	$905	$—

See notes to interim consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). Mr. Money Finance Company (Mr. Money), Citizens’ previously wholly-owned subsidiary, was merged into Citizens in August of 2006. Also in August of 2006, First Citizens Title Insurance Agency, Inc. was dissolved. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2006 and its results of operations and changes in cash flows for the periods ended September 30, 2006 and 2005 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2005 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2006, SCC provided item processing for six financial institutions in addition to Citizens. SCC accounted for 2.2% of the Corporation’s total revenues. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue for the period ended September 30, 2006. Water St. Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. losses were 1.1% of total revenue through September 30, 2006. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

The Corporation did not grant any stock options during the first nine months of 2006 and 2005. Additionally, no stock options became vested during the first nine months of 2006 and 2005. The adoption of SFAS No. 123R on January 1, 2006 has had no impact on the Corporation’s net income for the third quarter or year-to-date of 2006. Additionally, since the Corporation did not grant any stock options during 2005, there is no pro forma stock-based employee compensation expense for the first three quarters of 2005.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the Stock Option and Stock Appreciation Rights Plan is as follows:

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Total options outstanding		Total options outstanding
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding at beginning of year	39,000	$25.44	40,800	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(1,800)	25.33

Options outstanding, end of period	39,000	$25.44	39,000	$25.44

Options exercisable, end of period	39,000	$25.44	25,700	$20.55

The following table details stock options outstanding:

	September 30, 2006	December 31, 2005
Stock options vested and currently exercisable Number	39,000	39,000
Weighted average exercise price	$25.44	$25.44
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining life	6 yrs. 0 mos.	6 yrs. 9 mos.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

New Accounting Pronouncements:

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. FAS 156 amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. This pronouncement will not have a material impact on the

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Corporations’ financial statements.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108, which addresses how to assess materiality when considering potential adjustments, including the effect of potential adjustments from prior years. The Corporation does not expect SAB 108 to have a material impact on the Corporations’ financial statements.

(2) Securities

Securities at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
Available for sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$87,121	$38	$(796)
Obligations of states and political subdivisions	19,629	176	(54)
Mortgage-back securities	3,767	1	(110)

Total debt securities	$110,517	$215	$(960)
Equity securities	481	—	—

	$110,998	$215	$(960)

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2006
Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities	$5	$—	$—	$5

	December 31, 2005
Available for sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,815	$—	$(1,531)
Obligations of states and political subdivisions	22,809	247	(89)
Mortgage-back securities	5,021	11	(117)

Total debt securities	125,645	258	(1,737)
Equity securities	481	—	—

Total	$126,126	$258	$(1,737)

	December 31, 2005
Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities	$8	$—	$—	$8

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$57,088
Due after one year through five years	44,212
Due after five years through ten years	3,002
Due after ten years	2,448
Mortgage-backed securities	3,767
Equity securities	481

Total securities available for sale	$110,998

Held to maturity	Amortized Cost	Estimated Fair Value
Mortgage-backed securities	$5	$5

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Proceeds	$—	$—	$—	$—
Gross gains	—	—	—	—
Gross losses	—	—	—	(10)
Security gains/(losses) due to calls prior to maturity	—	3	—	(5)

Securities with a carrying value of approximately $94,856 and $107,459 were pledged as of September 30, 2006 and December 31, 2005, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2006 and December 31, 2005 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
September 30, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$16,940	$108	$59,144	$688	$76,084	$796
Obligations of states and political subdivisions	2,390	11	3,613	43	6,003	54
Mortgage-backed securities	2,656	102	535	8	3,191	110

Total temporarily impaired	$21,986	$221	$63,292	$739	$85,278	$960

	12 Months or less		More than 12 months		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$23,522	$332	$74,293	$1,199	$97,815	$1,531
Obligations of states and political subdivisions	5,101	48	1,994	41	7,095	89
Mortgage-backed securities	3,740	117	—	—	3,740	117

Total temporarily impaired	$32,363	$497	$76,287	$1,240	$108,650	$1,737

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Loans

Loans at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Commercial and Agriculture	$60,928	$65,903
Commercial real estate	206,574	195,983
Real Estate - mortgage	228,859	206,411
Real Estate - construction	26,935	29,712
Consumer	21,455	25,268
Credit card and other	438	632
Leases	381	615

Total loans	545,570	524,524
Allowance for loan losses	(8,704)	(9,212)
Deferred loan fees	(131)	(542)

Net loans	$536,735	$514,770

(4) Allowance for Loan Losses

A summary of the activity in the allowance for loan losses was as follows for the three and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance beginning of period	$8,571	$12,321	$9,212	$11,706
Loans charged-off	(387)	(807)	(2,168)	(1,964)
Recoveries	331	315	931	1,408
Provision for loan losses	189	212	729	891

Balance September 30,	$8,704	$12,041	$8,704	$12,041

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average investment in impaired loans	$9,349	$18,813	$11,318	$17,325
Interest income recognized on impaired loans including interest income recognized on cash basis	116	151	371	412
Interest income recognized on impaired loans on cash basis	116	142	371	389

Information regarding impaired loans was as follows:

	September 30, 2006	December 31, 2005
Balance impaired loans	$9,151	$13,669
Less portion for which no allowance for loan losses is allocated	(502)	—

Portion of impaired loan balance for which an allowance for credit losses is allocated	$8,649	$13,669

Portion of allowance for loan losses allocated to impaired loans	$4,904	$4,827

Nonperforming loans were as follows:

	September 30, 2006	December 31, 2005
Loans past due over 90 days still on accrual	$1,081	$331
Nonaccrual	$7,348	$14,401

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Earnings per Common Share:

Basic earnings per share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic
Net Income	$1,286	$1,566	$4,549	$4,653

Weighted average common shares outstanding	5,471,300	5,801,402	5,538,517	5,805,358

Basic earnings per common share	$0.24	$0.27	$0.82	$0.80

Diluted
Net Income	$1,286	$1,566	$4,549	$4,653

Weighted average common shares outstanding for basic earnings per common share	5,471,300	5,801,402	5,538,517	5,805,358
Add: Dilutive effects of assumed exercises of stock options	—	1,247	24	1,798

Average shares and dilutive potential common shares outstanding	5,471,300	5,802,649	5,538,541	5,807,156

Diluted earnings per common share	$0.24	$0.27	$0.82	$0.80

Stock options for 13,300 shares of common stock, for the nine months ended September 30, 2006, and stock options for 39,000 shares of common stock for the quarter ended September 30, 2006 were not considered in computing diluted earnings per common because they were antidilutive. Stock options for 12,100 shares of common stock, for the nine months ended September 30, 2005, and stock options for 12,100 shares of common stock for the quarter ended September 30, 2005 were not considered in computing diluted earnings per common because they were antidilutive.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2006 and December 31, 2005.

	Contract Amount
	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$11,631	$63,568	$9,785	$63,564
Overdraft protection	—	11,309	—	9,450
Letters of credit	120	3,852	42	3,411

	$11,751	$78,729	$9,827	$76,425

Commitments to make loans are generally made for a period of one year or less, but may extend up to 30 years. Fixed rate loan commitments referred to above had interest rates ranging from 4.00% to 10.75% at September 30, 2006 and 4.37% to 11.50% at December 31, 2005.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2006 and December 31, 2005 approximated $5,842 and $5,024.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Pension Information

Net periodic pension expense for:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Service cost	$231	$178	$693	$534
Interest cost	147	122	441	367
Expected return on plan assets	(118)	(96)	(354)	(289)
Other components	32	12	96	35

Net periodic pension cost	$292	$216	$876	$647

The total amount of contributions expected to be paid by the Corporation in 2006 total $630, compared to $672 in 2005.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2006, compared to December 31, 2005 and the consolidated results of operations for the three month and nine month periods ending September 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Corporation at September 30, 2006 totaled $741,236 compared to $750,936 at December 31, 2005, which was a decrease of $9,700. This decrease in total assets is detailed the following paragraphs.

Net loans have increased $21,965, or 4.3 percent since December 31, 2005. The commercial real estate portfolio increased by $10,591 and the residential real estate portfolio increased $22,448. The commercial and agriculture portfolio decreased $4,975, residential construction loans decreased $2,777 while consumer, leases, and other loans decreased $4,241. In the first quarter of 2006, the Corporation introduced two loan programs on a limited basis, one for commercial loans, and one for residential mortgages. Both programs offered competitive

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

rates as well as the waiving of certain fees on the loans added to the loan portfolio. During the second and third quarter of 2006, the Corporation continued a modified residential mortgage program. This program, as well as the two used in the first quarter, enabled the Corporation to increase the size of our residential and commercial real estate portfolios. Similar programs may be utilized in future periods. The decline in the installment loan portfolio is partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation has introduced new consumer lending products and expects to use these products to begin growing the consumer loan portfolio. With the new products being introduced, a new rate structure for consumer loans has been developed. This rate structure is designed to provide higher yields on the Corporation’s consumer portfolio in 2006.

The Corporation had no loans held for sale at September 30, 2006 or December 31, 2005. At September 30, 2006, the net loan to deposit ratio increased to 95.3 percent compared to 89.2 percent at December 31, 2005, primarily due to the continued increase in the loan portfolio, coupled with decreases in deposits.

For the nine months of operations in 2006, $729 was placed into the allowance for loan losses from earnings compared to $891 for the same period of 2005. The decrease in the provision was due to a decline in provision at FCBC and Citizens. In 2005, FCBC placed $65 into its reserve for a participated loan during the first nine months of 2005. In the first quarter of 2006, this participated loan was paid off. The amount placed into Citizens decreased by $99 in the first nine months of 2006 compared to the first nine months of 2005. The decrease is primarily due to the continued decline in impaired loans and in nonaccrual loans. An increase in net charge-offs of $681 was experienced from 2005 to 2006 due primarily to two reasons. Recoveries were greater in 2005 primarily due to the Corporation having a $429 loan recovery. In 2006, the Corporation had an increase of $204 in loans charged-off. This increase was due to loans charged-off in the commercial loan portfolio. Non-accrual loans decreased $7,053 and impaired loans have decreased $4,518 from December 31, 2005 to September 30, 2006. These decreases were primarily due to the restructuring of one commercial credit. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, the pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The composition and overall level of the loan portfolio are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes commercial and commercial real estate loans on an individual basis that have balances of $350 or larger, and are risk graded as special mention or lower. Management classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The September 30, 2006 allowance for loan losses as a percent of total loans was 1.60 percent compared to 1.76 percent at December 31, 2005.

At September 30, 2006, available for sale securities totaled $110,998 compared to $126,126 at December 31, 2005, a decrease of $15,128. The decrease in securities was due to paydowns, calls, and maturities of securities within the portfolio. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. The use of the letters of credit has allowed the Corporation to use the proceeds from matured securities to fund the purchase of Bank Owned Life Insurance (BOLI), and to help fund increases in the loan portfolio. Bank stocks increased $360 from December 31, 2005, due to Federal Home Loan Bank (FHLB) stock dividends received and a purchase of Federal Reserve Bank (FRB) stock.

Office premises and equipment, net of depreciation, have decreased $1,374 from December 31, 2005 to September 30, 2006. The decrease in office premises and equipment is mainly attributed to the reclassification of assets of $905 to office premises and equipment, net, held for sale. The remaining change of $469 was due to new purchases of $391, depreciation of $711 and disposals of $149. In the first quarter of 2006, SCC Resources, Inc. sold a building that had been used for storage for SCC and Citizens.

In the second quarter of 2006, the Corporation purchased $10,000 of BOLI with funds generated through the reduction in Federal Funds Sold and the decline in the security portfolio. The purchase of BOLI is an alternative to replacing maturing securities, and is being used to help recover costs associated with healthcare, group term life, and 401(k). The yield to be earned on the BOLI is expected to exceed what the Corporation could earn by replacing maturing securities.

Total deposits at September 30, 2006 decreased $14,046 from year-end 2005. Noninterest-bearing deposits decreased $9,717 from year-end 2005. Interest-bearing deposits, including savings and time deposits, decreased $4,329 from year-end 2005. The interest-bearing deposit decline was due primarily to a decline in savings balances, as customers have used funds from savings to invest in other, higher yielding financial instruments. The year-to-date average balance of total deposits decreased $43,650 compared to the average balance of

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

the same period 2006. This decrease in average balance was due primarily to declines in savings and time-deposit balances. Time-deposits decreased as customers continued to seek higher yielding time-deposit instruments in Citizens’ market area. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposit customers from seeking alternatives elsewhere. Also, Citizens experienced a decline in deposits as a result of the merger with FNB Financial Corporation in the fourth quarter of 2004, as it has experienced in previous acquisitions. Citizens is currently developing new deposit products to attract new deposit accounts as well as maintain current accounts. These new products will be introduced in the fourth quarter of 2006. The year-to-date 2006 average balance of savings deposits has decreased $20,084 compared to the average balance of the same period for 2005. The current average rate of these deposits was 0.43 percent at September 30, 2006 compared to 0.44 percent at September 30, 2005. The year-to-date 2006 average balance of time certificates has decreased $13,101 compared to the average balance for the same period for 2005. Additionally, the year-to-date 2006 average balances of demand deposits compared to the same period in 2005 decreased $102, while N.O.W. accounts decreased $5,416, and Money Market Savings accounts decreased $4,801.

Total borrowed funds have increased $11,339 from December 31, 2005 to September 30, 2006. At September 30, 2006, the Corporation had $35,802 in outstanding FHLB advances compared to $30,539 at December 31, 2005. The FHLB advances outstanding at September 30, 2006 included $20,360 in overnight advances. During the second quarter of 2006, a $15,000, 24 month, 3.03% advance matured, and was paid off. A second $15,000, 3.25% advance will mature during the fourth quarter of 2006. The Corporation had notes outstanding with other financial institutions totaling $6,000 at September 30, 2006 compared to $7,000 at December 31, 2005. The $1,000 decrease is due to a scheduled paydown of a note in July. These notes were used primarily to fund the loan portfolio at Mr. Money Finance Company. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $6,145 and U.S. Treasury Tax Demand Notes have increased $931 from December 31, 2005 to September 30, 2006.

Shareholders’ equity at September 30, 2006 was $78,330, or 10.6 percent of total assets, compared to $87,110 at December 31, 2005, or 11.6 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $4,549, less dividends paid of $4,689, dividends declared of $1,534, purchases of treasury stock through a tender offer of $7,413, additional treasury stock repurchases of $178, and the increase in the market value of securities available for sale, net of tax, of $485. The Corporation paid a cash dividend on February 1, 2006, May 1, 2006, and August 1, 2006 and February 1, 2005, May 1, 2005, and August 1, 2005 at a rate of $.28 per share. Total outstanding shares at September 30, 2006 were 5,471,300.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Nine Months Ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 was $4,549, or $.82 per diluted share compared to $4,653 or $.80 per diluted share for the same period in 2005. This was a decrease of $104, or 2.2 percent. The primary reasons for the changes are explained below.

Total interest income for the first nine months of 2006 increased $2,639, or 8.4 percent compared to the same period in 2005. The average rate on earning assets on a tax equivalent basis for the first nine months of 2006 was 6.80 percent and 5.72 percent for the first nine months of 2005. The increase in yield is due to the change in the interest rate environment in which the Corporation has operated in 2006. Continued interest rate increases in 2006 have had a positive effect on the Corporation’s earning asset portfolio. The earning asset portfolio most affected by the rate increases was the Corporation’s variable real estate portfolio. Both the residential and commercial real estate portfolio had increases in interest income during the first nine months of 2006 compared to the first nine months of 2005. Total interest expense for the first nine months of 2006 increased by $2,775, or 32.8 percent compared to the same period of 2005. The increase in interest expense is due to the increase in the interest rates in 2006, which offset the decline in deposit balances from 2005. Interest on deposits increased $2,011 for the first nine months of 2006 compared to the same period in 2005, as the average rate paid on deposits increased from 1.31 percent in 2005 to 1.87 percent in 2006. Interest expense on FHLB borrowings increased $279 compared to the first nine months of 2005 primarily due to the increase in the balance of advances in 2006. Interest expense on subordinated debentures increased $184 in the first nine months of 2006 compared to the first nine months of 2005 as the rate paid on these securities increased in 2006. Interest on other borrowings increased $301 as rates increased during 2006. The average rate on interest-bearing liabilities for the first nine months of 2006 was 2.66 percent compared to 1.76 percent for the same period of 2005. The net interest margin on a tax equivalent basis was 4.58 percent for September 30, 2006 and 4.48 percent for September 30, 2005.

Noninterest income for the first nine months of 2006 totaled $4,743, compared to $6,084 for the same period of 2005, a decrease of $1,341. In the first quarter of 2005, the Corporation had a $766 gain on the sale of two branches, which it did not have in 2006. In the fourth quarter of 2006, the Corporation will be selling two branches in Plymouth, Ohio, from it’s held for sale portfolio. The Corporation relocated and opened a new branch in Plymouth to replace these two branches in October. During the first nine months of 2006, the Corporation sold several other real estate owned properties. These sales resulted in losses in 2006 of $631 compared to sales in 2005 resulting in losses of $61. The losses in 2006 were primarily caused by two commercial properties sold by Water St. Properties. Service charges paid to Citizens decreased $356 compared to 2005 due to two reasons. First, the Corporation had fewer deposit accounts at September 30, 2006 compared to September 30, 2005. Secondly, customers are managing their accounts differently than in the past. Citizens completed updating its fee structure on deposit products in the third quarter of 2006 in efforts to

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

increase its service charge revenue. Also, Citizens is developing new deposit products in an effort to increase the number of deposit accounts, which in turn is expected to increase service charge revenue. Revenue from computer operations decreased slightly in 2006, down $15 from first nine months of 2005 as the number of financial institutions for which processing was done for decreased. Net gain on sale of loans was $59 less than in 2005 due to the number of loans sold to FNMA declining in 2006, as the Corporation has moved to keeping more real estate loans in its portfolio. Trust fees grew $148 in the first nine months of 2006 compared to the same period in 2005 as the assets under trust management continued to grow. In 2006, the Corporation had income from BOLI of $187. Other non-interest income increased $48 compared to 2005, primarily due to one item. In the first quarter of 2006, the Corporation sold a building that had been used as a storage facility for a $148 gain which offset slight decreases in various other non-interest income items.

Noninterest expense for the nine months ended September 30, 2006 totaled $20,329 compared to $21,495 for the same period in 2005. This was a decrease of $1,166, or 5.4 percent. Salaries and wages decreased $454, or 5.1 percent compared to the first nine months of 2005. The decrease in salaries was attributable to the Corporation’s reorganization efforts completed in the third quarter of 2005. The Corporation’s self-insured health plan costs decreased, but were offset by the increase in the Corporation’s pension plan expenses, which caused benefits to increase by $76. Net occupancy expense decreased $79 for the first nine months of 2006, compared to the nine months of 2005. First, Mr. Money had a reduction of rental payments for a branch that was closed. Second, Citizens purchased a branch that had been rented in 2005. Third, SCC sold a storage building in the first quarter or 2006, which reduced depreciation, maintenance and utility charges. Equipment expense decreased $81 as a result of decreased costs for maintenance and installation of equipment at Citizens. Computer processing expense decreased by $340 compared to last year primarily due to the cost savings resulting from the reorganization of the two banking subsidiaries of the Corporation into one bank effective as of October 15, 2005. State franchise taxes decreased $235 compared to the first nine months in 2005 as the equity position of Citizens decreased from previous year end. Professional services expenses increased for the first nine months of 2006 compared to the same period in 2005 by $195. The primary cause of this increase is due to legal costs paid to complete the tender offer in the first quarter of 2006. Additional increases in legal costs were also recognized due to the restructuring of one commercial credit. Citizens monitors ATM profitability, usage, and other factors to determine the effectiveness of our ATM’s. As a result of this analysis, some machines were taken out of service, which led to ATM expense decreasing $54 compared to 2005. Stationery and supplies decreased $125 from 2005. In the first quarter of 2006, the Corporation did not have to buy items such as letterhead, envelopes, teller stamps and other items as it did in 2005 due to a merger completed at the end of 2004. Finally, other operating expenses decreased $40 from 2005 to 2006.

Income tax expense for the first nine months of 2006 totaled $2,004 compared to $2,049 for the first nine months of 2005. This was a decrease of $45, or 2.2 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $149. The effective tax rates were 30.6% for both the nine-month periods ended September 30, 2006 and September 30, 2005.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 was $1,286 or $.24 per diluted share compared to $1,566 or $.27 per diluted share for the same period in 2005. This was a decrease of $280, or 17.9 percent. The primary reasons for the changes are explained below.

Total interest income for the third quarter of 2006 increased $861, or 8.0 percent compared to the same period in 2005. The average rate on earning assets on a tax equivalent basis for the third quarter of 2006 was 6.98 percent and 5.91 percent for the third quarter of 2005. The increase in yield in the third quarter, as for the first nine months, is due to the change in the interest rate environment in which the Corporation has operated in 2006. Increases in interest rates during the first part of the year in 2006 have had a positive effect on the Corporation’s earning asset portfolio. Interest and fees on loans increased $1,121, or 12.1 percent compared to the same period in 2005. This increase is due to the increase in the average yield of the loan portfolio. Interest on securities decreased $17 in the third quarter 2006 compared to the third quarter of 2005 due to the Corporation allowing maturing securities to roll-off the security portfolio. Total interest expense for the third quarter of 2006 increased $1,153, or 38.3 percent compared to the same period of 2005. The increase of interest expense is due to the increase in the interest rate paid on the deposit balances as well as the Corporation’s borrowings. Interest on deposits increased $778 compared to 2005, as the average rate paid on deposits increased from 1.66% in 2005 to 2.06% in 2006. Interest expense on FHLB borrowings increased $211 compared to the third quarter of 2005 primarily due to the increase in rate paid on the overnight borrowings the Corporation has been using to fund the loan growth and the purchase of BOLI. Interest on subordinated debentures increased $63 as the rate increased compared to the rate paid during the third quarter 2005. Interest on other borrowings increased $101 as rates and volume increased during the third quarter of 2006 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the third quarter of 2006 was 2.94 percent compared to 1.89 percent for the same period of 2005. The net interest margin on a tax equivalent basis was 4.51 percent for September 30, 2006 and 4.58 percent for September 30, 2005.

Noninterest income for the third quarter of 2006 totaled $1,296, compared to $1,768 for the same period of 2005, a decrease of $472. The primary cause of the decrease was due to sales of other real estate assets on which the Corporation recognized losses of $555 in the third quarter of 2006 compared to gains of $21 in 2005. Service charge fees decreased $73 in the third quarter 2006 compared to the same period in 2005, as the number of deposit accounts declined. Late in the third quarter of 2006, Citizens updated its service fee structure on deposit accounts, and continued to work on developing new deposit products to help grow its deposit accounts. These products are expected to be launched in either the fourth quarter of 2006 or first quarter of 2007. Trust fees increased $24 as the trust department’s assets

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

under management were larger in the third quarter of 2006 compared to the third quarter of 2005. ATM fees and computer processing fees increased slightly in the third quarter 2006 compared to the third quarter 2005. BOLI income totaled $140 for the third quarter of 2006. Net gain on sale of securities, net gain on sale of loans, and other income all decreased slightly during the third quarter of 2006 compared to the third quarter in 2005.

Noninterest expense for the quarter ended September 30, 2006 totaled $6,717 compared to $7,029 for the same period in 2005. This was a decrease of $312, or 4.4 percent. Salaries and wages decreased $181, or 2.7 percent compared to the third quarter of 2005. The decrease in salaries was attributable to the Corporation’s reorganization efforts completed in the third quarter of 2005. Benefits increased $107 in the third quarter of 2006 compared to the third quarter 2005 due to the increase in the costs of the Corporation defined pension plan. For the third quarter, the cost of the plan increased $105 compared to the third quarter of 2005. Net occupancy expense decreased $12 for the third quarter of 2006 compared to the third quarter 2005 due to a decrease in utility costs at the branch offices. Equipment expense decreased $85 in the third quarter of 2006 compared to the third quarter of 2005. A remodeling project at First Citizens completed during the third quarter of 2005 led to higher costs compared to third quarter 2006 costs. Computer processing expense decreased by $153 during the third quarter of 2006 compared to the third quarter of 2005 primarily due to the reorganization of the two banking subsidiaries into one bank effective October 15, 2005. State franchise taxes decreased $90 compared to the third quarter of 2005 as the equity position of Citizens decreased from the third quarter of 2005. Professional services expenses increased during the third quarter 2006 compared to the third quarter 2005. The increase was due to several reasons. First, Citizens professional fees increased approximately $124 in 2006 due to a large commercial credit workout plan that was completed in the third quarter of 2006 and continued foreclosure work. Citizens also contracted with an advisor to aid with developing new deposit products and marketing strategies. Finally, Citizens also had an increase in fees paid for its trust department advisory fees. The Corporation’s amortization of intangible assets, ATM expense, courier, stationery and supplies and other operating expenses all decreased slightly compared to the third quarter of 2005.

Income tax expense for the third quarter totaled $552 compared to $701 for the same period in 2005. This was a decrease of $149, or 21.3 percent. The effective tax rates were comparable for the three-month periods ended September 30, 2006 and September 30, 2005, were 30.0% and 30.9%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $78,330, at September 30, 2006 compared to $87,110 at December 31, 2005. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

	Corporation Ratios		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	9/30/06	12/31/05
Tier I Risk Based Capital	10.9%	12.6%	4.0%	6.0%
Total Risk Based Capital	14.6%	16.1%	8.0%	10.0%
Leverage Ratio	8.3%	9.2%	4.0%	5.0%

The decline in the capital ratios from year end is primarily a result of the tender offer completed in the first quarter of 2006.

The Corporation paid a cash dividend of $.28 per common share on February 1, 2005 and 2006, May 1, 2005 and 2006, and August 1, 2005 and 2006.

Liquidity

Citizens maintains a conservative liquidity position. Within the security portfolio, all but $5 of securities are classified as available for sale. At September 30, 2006, securities with maturities of one year or less totaled $57,088, or 51.4% of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for the nine months ended September 30, 2006 was $6,124. This includes net income of $4,549 plus net adjustments of $1,575 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $8,264 the nine months ended September 30, 2006. Maturing securities were allowed to roll-off the portfolio without being replaced. Federal funds sold decreased as these funds were used to fund the growth in the loan portfolio as well as funding the purchase of BOLI. Cash from financing activities in the first nine months of 2006 totaled $(14,987). This decrease in cash is primarily due to four reasons. First, the Citizens had run-off on their deposit accounts. Secondly, the tender offer that was completed in the first quarter of 2006 decreased cash by $(7,591). Third, a $15,000 advance from the FHLB matured during the second quarter of 2006. Finally, the

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

payments of three dividends decreased the amount of cash from financing activities. These decreases in cash were offset by the borrowing of overnight advances from the FHLB of $20,360. Cash used in financing activities was greater than cash from operating and investing activities by a total of $599, which resulted in a decrease in cash and cash equivalents from $20,261 to $19,662.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. A citizen, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000 of which $0 was outstanding as of September 30, 2006. As of September 30, 2006, Citizens had total credit availability with the FHLB of $201,134 of which $35,802 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005 and September 30, 2006, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2005 or September 30, 2006. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	September 30, 2006			December 31, 2005
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Chacnge
+200bp	87,930	(12,239)	-12%	90,619	(15,108)	-14%
+100bp	95,100	(5,069)	-5%	100,427	(5,300)	-5%
Base	100,169	—	—	105,727	—	—
-100bp	103,387	3,218	3%	108,052	2,325	2%
-200bp	103,300	3,131	3%	108,427	2,700	3%

The Corporation has seen a relatively minor change in net portfolio value from December 31, 2005 to September 30, 2006, resulting primarily from two factors. First, the yield curve has moved from a very flat curve at yearend to an inverted curve at September 30, 2006. Short-term interest rates increased more than the parallel shift upward in long-term rates. The base also decreased due to a decrease in the fair value of cash and investments, which was partially offset by a decrease in the fair value of deposits.

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

First Citizens Banc Corp

/s/ David A. Voight	November 9, 2006
David A. Voight	Date
President, Chief Executive Officer

/s/ James O. Miller	November 9, 2006
James O. Miller	Date
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

10.5

Change in Control Agreement - David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6

Change in Control Agreement - James O. Miller(filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7

Change in Control Agreement - Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

10.8

Change in Control Agreement - Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9

Change in Control Agreement - Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 5 to the Consolidated Financial Statements.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Power of Attorney is incorporated by reference to Exhibit 99.1 of First Citizens Banc Corp’s Form 10-Q filed on August 9, 2006.