Form 10-K
period 2006-12-31
FIRST CITIZENS BANC CORP /OH
filed 2007-03-16
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2006 was $92,137,224.
As of February 28, 2007, there were 5,455,300 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act on March 16, 2007, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a)	General Development of Business
FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. The Corporation’s office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $748,985,620 at December 31, 2006. FCBC and its subsidiaries are referred to together as the Corporation. In addition to the subsidiaries listed below, the Corporation also has three wholly owned special purpose entities that are accounted for using the equity method based on their nature and purpose.
THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. In the third quarter of 2006, Mr. Money Finance Company (Mr. Money), a wholly-owned subsidiary of Citizens, was merged with and into Citizens. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, one branch banking office in Berlin Heights, Ohio, one branch banking office in Huron, Ohio, one branch banking office in Castalia, Ohio and one loan production office in Port Clinton, Ohio. Additionally, Citizens has offices located in New Washington, Ohio, Shelby, Ohio, Willard, Ohio, Crestline, Ohio, and the Ohio villages of Chatfield, Tiro, Richwood, Green Camp, Greenwich, Plymouth, and Shiloh and also has a loan production office in Marion, Ohio. Citizens accounts for 99.3% of the Corporation’s consolidated assets at December 31, 2006.
SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. SCC began as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA), whereby SCC agreed to sell all of its contracts for providing data processing services to community banks to JHA. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2006.
FIRST CITIZENS TITLE INSURANCE AGENCY INC. (Title Agency) was formed in 2001 to provide customers with a seamless mortgage product with improved service. The Title Agency was dissolved in the third quarter of 2006.
FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was also formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2006.
WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2006.
(b)	Financial Information About Industry Segments
FCBC is a financial holding company. Through the subsidiary bank, the Corporation is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets. Financial information regarding the Corporation is included herein under Item 8 of this Form 10-K and statistical information regarding the Corporation is located under Item 1 of this Form 10-K, and each is incorporated into this Section by reference.

(c)	Narrative Description of Business
     General
The Corporation’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Huron, Marion, Richland, and Ottawa Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.
Interest and fees on loans accounted for 77% of total revenue for 2006, 73% of total revenue for 2005, and 74% of total revenue in 2004. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 42% of the total loan portfolio in 2006, 39% of the total loan portfolio in 2005, and 40% of the total loan portfolio in 2004. Commercial real estate loans comprised 39% of the total loan portfolio in 2006, 37% in 2005, and 36% in 2004. Commercial and agricultural loans comprised 10% of the total loan portfolio in 2006, 13% in 2005 and 2004. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.
On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the subsidiary bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2006, Citizens is unable to pay dividends to the Corporation without obtaining regulatory approval. Earnings have been sufficient to support asset growth at the subsidiary bank and at the same time provide funds to FCBC for shareholder dividends.
The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.
In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.
     Competition
The primary market area for Citizens is Erie, Huron and Crawford counties. A secondary market includes portions of Marion, Richland, and Ottawa counties. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.
     Employees
FCBC has no employees. The subsidiary companies employ approximately 250 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.
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
Federal Deposit Insurance Corporation (FDIC). The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of FCBC’s bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.
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
Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary bank had risk-based capital ratios above “well capitalized” requirements at December 31, 2006.
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
     Regulation of Bank Subsidiary
In addition to regulation of FCBC, the banking subsidiary is subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.
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
     Effects of Government Monetary Policy
The earnings of the subsidiary bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Citizens, and are expected to continue to do so in the future.

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
FCBC’s Internet address is www.fcza.com The Corporation will provide a copy of FCBC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to shareholders upon request. Materials that FCBC files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20459. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Statistical Information
The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2006 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2006, 2005 and 2004 is included on pages 17 through 19 — “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2006	2005	2004
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$87,379	$97,815	$118,100
Corporate bonds	—	—	512
Obligations of states and political subdivisions	16,971	22,809	26,964
Mortgage-backed securities	3,543	5,021	8,411

Total debt securities	107,893	125,645	153,987

Equity securities	481	481	481

Total	$108,374	$126,126	$154,468

Held to Maturity (1)

Mortgage-backed securities	$4	$8	$11

(1)	The Corporation has no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.
The following tables set forth the maturities of securities at December 31, 2006 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,825	3.50%	$42,562	4.95%	$2,992	5.12%	$—	—%
Obligations of states and political subdivisions (1)	4,409	4.06	8,083	4.00	2,144	3.73	2,335	4.33
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities	160	5.60	3,383	4.45	—	0.00	—	0.00

Total	$46,394	3.56%	$54,028	4.78%	$5,136	4.64%	$2,335	3.59%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity
Mortgage-backed securities	$4	6.43%	$—	—	$—	—	$—	—

III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial and agricultural	$56,789	$65,903	$76,469	$51,146	$46,495
Commercial real estate	218,084	195,983	202,616	158,125	116,674
Residential real estate	234,344	206,411	228,467	205,635	210,931
Real estate construction	28,294	29,712	25,315	22,708	13,179
Consumer	19,909	25,268	32,807	24,765	30,278
Leases	267	615	1,723	2,293	1,302
Credit card and other	341	632	1,213	4,977	3,700

	$558,028	$524,524	$568,610	$469,649	$422,559

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
Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2006 and 2005, the Corporation was contingently liable for $3,864,000 and $3,453,000 of letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2006 and 2005, Citizens had commitments to extend credit in the aggregate amounts of approximately $86,616,000 and $82,799,000, respectively. Of these amounts, $75,436,000 and $74,349,000 represented lines of credit and construction loans, and $11,180,000 and $9,450,000 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2006 and 2005.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2006, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)

Commercial and agricultural	$15,353	$20,614	$20,822	$56,789
Commercial real estate	19,335	16,001	182,748	218,084
Real estate construction	3,399	4,207	20,688	28,294

	$38,087	$40,822	$224,258	$303,167

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)

Due after one but within five years	$23,547	$17,275
Due after five years	64,093	160,165

	$87,640	$177,440

The preceding maturity information is based on contract terms at December 31, 2006 and does not include any possible “rollover” at maturity date. In the normal course of business, the Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.
Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$7,576	$14,401	$8,273	$3,204	$3,468

Loans contractually past due 90 days or more as to principal or interest payments (2)	2,717	331	318	3,206	2,414

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	3,291	—	—	87	158

Total	$13,584	$14,732	$8,591	$6,497	$6,040

Impaired loans included in above totals	3,934	6,597	4,281	420	879
Impaired loans not included in above totals	12,812	7,072	11,149	5,945	6,050

Total impaired loans	$16,746	$13,669	$15,430	$6,365	$6,929

There are no loans as of December 31, 2006, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2006.

(1)	Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
Interest income recognition associated with impaired loans was as follows.

	2006	2005	2004	2003	2002

Interest income on impaired loans, including interest income recognized on a cash basis	$533	$530	$471	$409	$346

Interest income on impaired loans recognized on a cash basis	$533	$530	$471	$409	$346

There were no foreign outstandings for any period presented.
No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$539,241	$544,791	$507,164	$445,205	$431,243

Allowance for loan losses at beginning of year	$9,212	$11,706	$6,308	$6,325	$4,865
Loan charge-offs:
Commercial and agricultural and commercial real estate	2,185	3,038	1,173	344	382
Real estate mortgage	416	1,420	884	873	222
Real estate construction	—	—	—	—	—
Consumer	865	1,223	810	1,056	877
Leases	—	—	—	—	—
Credit card and other	—	25	21	83	36

	3,466	5,706	2,888	2,356	1,517
Recoveries of loans previously Charged-off:
Commercial and agricultural and commercial real estate	256	819	187	37	75
Real estate mortgage	443	671	190	43	50
Real estate construction	—	—	—	—	—
Consumer	479	584	329	290	230
Leases	—	—	—	—	—
Credit card and other	8	15	29	25	18

	1,186	2,089	735	395	373

Net charge-offs (1)	(2,280)	(3,617)	(2,153)	(1,961)	(1,144)
Balance from acquisition	—	—	5,746	—	1,426
Provision for loan losses (2)	1,128	1,123	1,805	1,944	1,178

Allowance for loan losses at end of year	$8,060	$9,212	$11,706	$6,308	$6,325

Allowance for loan losses as a percent of loans at year-end	1.45%	1.76%	2.06%	1.34%	1.50%

Ratio of net charge-offs during the year to average loans outstanding	0.42%	0.66%	0.43%	0.44%	0.27%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2006		2005
		Percentage		Percentage
		of loans to		of loans to
(Dollars in thousands)	Allowance	total loans	Allowance	total loans

Commercial and agricultural	$1,742	10.2%	$3,049	12.6%
Commercial real estate	3,230	39.1	3,645	37.4
Real estate mortgage	1,458	42.0	1,395	39.3
Real estate construction	1,037	5.1	279	5.7
Consumer	357	3.5	433	4.8
Credit card and other	—	0.0	—	0.1
Leases	—	0.1	—	0.1
Unallocated	236	—	411	—

	$8,060	100.0%	$9,212	100.0%

	2004		2003
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

Commercial and agricultural	$3,227	13.5%	$1,153	10.9%
Commercial real estate	5,097	35.6	1,946	33.7
Real estate mortgage	2,067	40.1	1,173	43.8
Real estate construction	67	4.5	87	4.8
Consumer	1,175	5.8	314	5.3
Credit card and other	15	0.2	—	1.0
Leases	9	0.3	7	0.5
Unallocated	49	—	1,628	—

	$11,706	100.0%	$6,308	100.0%

	2002
		Percentage
		of loans to
	Allowance	total loans

Commercial and agricultural	$803	11.0%
Commercial real estate	1,455	27.6
Real estate mortgage	1,392	49.9
Real estate construction	51	3.1
Consumer	415	7.2
Credit card and other	14	0.9
Leases	3	0.3
Unallocated	2,192	—

	$6,325	100.0%

First Citizens Banc Corp’s banking subsidiary measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan and lease losses to total loans decreased from 1.76% in 2005 to 1.45% in 2006. The unallocated reserve of First Citizens Banc Corp and its affiliates has decreased from $411 in 2005 to $236 in 2006. Factors in the determination of the unallocated reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. In 2006, compared to 2005, these factors improved slightly in the aggregate, resulting in a decrease of the unallocated reserves.
As Citizens continues its shift towards more real estate loans, both commercial and residential, the allocation of the reserve to these loans has also grown slightly. Consumer loss allocation declined in 2006 due to several factors. The credit quality of these loans has improved over the past few years due to the tightening of underwriting standards. Also, the total volume of consumer loans has continued to decline.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
			(Dollars in thousands)
Noninterest-bearing demand deposits	$92,382	N/A	$98,228	N/A	$82,860	N/A
Interest-bearing demand deposits	95,227	1.87%	98,258	1.13%	76,548	0.68%
Savings, including Money Market deposit accounts	156,495	0.85%	181,310	0.64%	176,018	0.53%
Certificates of deposit, including IRA’s	222,480	3.58%	231,768	2.56%	204,209	2.35%

	$566,584		$609,564		$539,635

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2006 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)

3 months or less	$9,489	$219	$9,708
Over 3 through 6 months	13,208	248	13,456
Over 6 through 12 months	9,862	1,483	11,345
Over 12 months	7,366	1,704	9,070

	$39,925	$3,654	$43,579

Return on Equity and Assets
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders. The dividend payout ratio was 100.0% in 2006, 97.4% in 2005 and 117.4% in 2004.
Short-term Borrowings
See Note 10 to the consolidated financial statements (located at page 49 of the Annual Report to Shareholders) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 17 and 18 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2006, 2005, and 2004.
Item 1A. Risk Factors
CHANGING ECONOMIC CONDITIONS AND THE GEOGRAPHIC CONCENTRATION OF OUR MARKETS MAY UNFAVORABLY IMPACT US.
Our operations are concentrated in seven counties in North Central Ohio. As a result of this geographic concentration in contiguous markets, our results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or more of these markets could result in one or more of the following:
•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

WE MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE OUR NET INTEREST INCOME.
Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the our profitability.
In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind. Some of our assets, such as adjustable rate mortgages, have features that restrict changes in their interest rates, including rate caps.
Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include:
•	inflation;

•	recession;

•	unemployment;

•	money supply;

•	international disorders; and

•	instability in domestic and foreign financial markets.
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

Item 1B. Unresolved Staff Comments
The Corporation has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remained unresolved.
Item 2. Properties
FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates two branch banking offices in Perkins Township (Sandusky, Ohio), two branch banking offices in Norwalk, Ohio, branch banking offices in the Ohio communities of Berlin Heights, Castalia, and Huron, and a loan production office in Port Clinton, Ohio. Additionally, Citizens operates at 102 South Kibler Street, New Washington, Ohio, as well as operating a branch banking office in the Ohio communities of Chatfield and Tiro. Also, Citizens leases two branch banking offices in the Ohio communities of Willard and Crestline, as well as leasing a loan production office in Marion, Ohio. Additional branches include offices in Shelby, Ohio, and the Ohio villages of Greenwich, Plymouth, and Shiloh. SCC maintains its processing center located at 303 Howard Drive, Sandusky, Ohio. SCC leases its office at 303 Howard Drive.
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
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Information required by this section is incorporated by reference to the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders.
As of December 31, 2006, there were approximately 1,220 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s Common Stock.
Information regarding the restrictions the Corporation has for dividends is included herein under Item 1 of this Form 10-K and is incorporated into this Section by reference.
Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 and 2 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — As of December 31, 2006and December 31, 2005 and for the Years Ending December 31, 2006, 2005 and 2004
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 22 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 22 through 24 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp’s 2006 Annual Report to Shareholders (Exhibit 13.1, pages 27 through 62). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 22 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 63.
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2006 and 2005
Consolidated Statements of Income
For each of the three years in the period ended December 31, 2006
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2006
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2006
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
Item 9(A). Controls and Procedures Disclosures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 25 through 26 of First Citizens Banc Corp’s 2006 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report 8-K during the fourth quarter of 2006 that was not disclosed.
PART III
Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp’s Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 17, 2007, (“2007 Proxy Statement”) dated March 16, 2007, to be filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report.
Item 10. Directors, Executive Officers, and Corporate Governance
The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Boards and Committees,” and “Code of Ethics” of the 2007 Proxy Statement is incorporated herein by reference in response to this item.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation,” “First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan,” “Defined Benefit Pension Plan of the Corporation,” “Defined Contribution Plan,” “Potential Payments Upon Termination or Change in Control,” “Report of Compensation, Benefits, and Liability Committee,” and “Compensation of Directors” of the 2007 Proxy Statement is incorporated by reference in response to this item.
The Corporation’s Compensation, Benefits and Liability Committee had no members who were officers or employees of the Corporation during 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Information Concerning Directors and Nominees”, “Principal Shareholders”, and “First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan” of the 2007 Proxy Statement is incorporated by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Transactions /Proceedings with Directors, Officers and Associates” of the 2007 Proxy Statement is incorporated by reference in response to this item.

Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Principal Independent Accountants” of the 2007 Proxy Statement filed with the Securities and Exchange Commission is incorporated by reference in response to this item.
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
December 31, 2006 and 2005
Consolidated Statements of Income
For the three years ended December 31, 2006
Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2006
Consolidated Statements of Cash Flows
For the three years ended December 31, 2006
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3	Exhibits

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp (filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

3.2	Amended Code of Regulations of First Citizens Banc Corp (filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 (filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.)

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2006 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2007 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Laurence A. Bettcher Laurence A. Bettcher Director	/s/ Robert L. Ransom Robert L. Ransom Director

/s/ Ronald E. Dentinger	/s/ Leslie D. Stoneham

Ronald E. Dentinger Director	Leslie D. Stoneham Director

/s/ Blythe A. Friedley	/s/ David A. Voight

Blythe A. Friedley Director	David A. Voight President and CEO, Director

/s/ James O. Miller	/s/ Daniel J. White

James O. Miller Director	Daniel J. White Director

/s/ W. Patrick Murray	/s/ J. George Williams

W. Patrick Murray Director	J. George Williams Director

/s/Allen R. Nickles, CPA, CFE

Allen R. Nickles, CPA, CFE Director

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of November 1, 2001 between First Citizens Banc Corp and Independent Community Banc Corp. (filed as Exhibit 2 to the Registration Statement on Form S-4 filed on December 14, 2001 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp (filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

3.2	Amended Code of Regulations of First Citizens Banc Corp (filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 (filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.)

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

Exhibit
Number	Description

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2006 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.