Form 10-Q
period 2007-03-31
FIRST CITIZENS BANC CORP /OH
filed 2007-05-10
CIK 944745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Common Stock, no par value
Outstanding at May 10, 2007
5,434,300 common shares

FIRST CITIZENS BANC CORP
Index

ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from financial institutions	$15,509	$17,860
Securities available for sale	104,423	108,374
Securities held to maturity (Fair value of $3 in 2007 and $4 in 2006)	3	4
Loans, net of allowance of $8,176 and $8,060	559,156	549,665
Other securities	11,147	11,020
Premises and equipment, net	10,693	10,779
Premises and equipment,held for sale	840	840
Accrued interest receivable	5,181	5,145
Goodwill	26,093	26,093
Core deposit and other intangibles	3,131	3,292
Bank owned life insurance	10,487	10,346
Other assets	6,767	5,568

Total assets	$753,430	$748,986

LIABILITIES
Deposits
Noninterest-bearing	$88,189	$92,163
Interest-bearing	474,903	472,388

Total deposits	563,092	564,551
Federal Home Loan Bank advances	47,519	38,916
Securities sold under agreements to repurchase	21,494	23,403
U. S. Treasury interest-bearing demand note payable	1,742	3,435
Notes payable	6,000	6,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	11,359	8,209

Total liabilities	676,206	669,514

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
6,112,264 shares issued	68,430	68,430
Retained earnings	26,730	28,634
Treasury stock, 666,964 and 640,964 shares at cost	(15,731)	(15,214)
Accumulated other comprehensive loss	(2,205)	(2,378)

Total shareholders’ equity	77,224	79,472

Total liabilities and shareholders’ equity	$753,430	$748,986

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$10,446	$9,425
Taxable securities	1,142	1,025
Tax-exempt securities	166	222
Federal funds sold and other	9	237

Total interest income	11,763	10,909
Interest expense
Deposits	3,247	2,435
Federal Home Loan Bank advances	669	241
Subordinated debentures	463	435
Other	352	260

Total interest expense	4,731	3,371

Net interest income	7,032	7,538
Provision for loan losses	270	270

Net interest income after provision for loan losses	6,762	7,268

Noninterest income
Computer center item processing fees	198	225
Service charges	824	745
Net gain on sale of loans	2	8
ATM fees	183	160
Trust fees	379	298
Gain/(loss) on sale of fixed assets	(5)	148
Bank owned life insurance	141	—
Other	82	246

Total non-interest income	1,804	1,830
Noninterest expense
Salaries and wages	2,791	2,738
Benefits	800	682
Net occupancy expense	384	406
Equipment expense	263	324
Contracted data processing	191	286
State franchise tax	215	212
Professional services	353	375
Amortization of intangible assets	161	168
Courier	150	153
Other operating expenses	1,501	1,563

Total noninterest expense	6,809	6,907

Income before income taxes	1,757	2,191
Income tax expense	498	666

Net income	$1,259	$1,525

Earnings per common share, basic and diluted	$0.23	$0.27

Weighted average basic common shares	5,455,100	5,675,190

Weighted average diluted common shares	5,455,100	5,676,278

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Net income	$1,259	$1,525
Unrealized holding gains on available for sale securities	262	75
Reclassification adjustment for (gains) and losses later recognized in income	—	—

Net unrealized gains	262	75
Tax effect	(89)	(25)

Total other comprehensive income	173	50

Comprehensive income	$1,432	$1,575

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110

Net income			1,525			1,525

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					50	50

Cash dividends ($.28 per share)			(1,624)			(1,624)

Dividends declared ($.28 per share)			(1,531)			(1,531)

Purchase of treasury stock, at cost	(330,102)			(7,591)		(7,591)

Balance, March 31, 2006	5,471,300	$68,430	$26,309	$(15,214)	$(1,586)	$77,939

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472

Net income			1,259			1,259

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					173	173

Cash dividends ($.29 per share)			(1,584)			(1,584)

Dividends declared ($.29 per share)			(1,579)			(1,579)

Purchase of treasury stock, at cost	(26,000)			(517)		(517)

Balance, March 31, 2007	5,445,300	$68,430	$26,730	$(15,731)	$(2,205)	$77,224

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	2007	2006
Net cash from operating activities	$2,261	$1,804

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	1	1
Maturities and calls of securities, available-for-sale	14,155	8,676
Purchases of securities, available-for-sale	(9,994)	(5,969)
Loans made to customers, net of principal collected	(10,223)	(5,505)
Proceeds from sale of OREO properties	114	83
Change in federal funds sold	—	21,005
Proceeds from sale of property	5	149
Net purchases of office premises and equipment	(111)	(143)

Net cash from investing activities	(6,053)	18,297

Cash flows from financing activities
Repayment of FHLB borrowings	(37)	(36)
Net change in short-term FHLB advances	(21,360)	—
Net change in long-term FHLB advances	30,000	—
Net change in deposits	(1,459)	(10,178)
Change in securities sold under agreements to repurchase	(1,909)	(1,226)
Change in U. S. Treasury interest-bearing demand note payable	(1,693)	(2,001)
Purchase of treasury stock	(517)	(7,591)
Call of obligated mandatorily redeemable capital securities	(5,000)	—
Net proceeds from obligated mandatorily redeemable capital securities	5,000	—
Dividends paid	(1,584)	(1,624)

Net cash from financing activities	1,441	(22,656)

Net change in cash and due from banks	(2,351)	(2,555)
Cash and due from banks at beginning of period	17,860	20,261

Cash and due from banks at end of period	$15,509	$17,706

Cash paid during the period for:
Interest	$4,753	$3,413
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$526	$121

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statement (Unaudited)
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2007 and its results of operations and changes in cash flows for the periods ended March 31, 2007 and 2006 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2006 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2007, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for less than 1.0% of the Corporation’s total revenues. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2007. Water Street Properties, Inc. holds repossessed assets of FCBC’s subsidiary. Water St. revenue was less than 1.0% of total revenue through March 31, 2007. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.
Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statement (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
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
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options were granted and vested before January 1, 2006, the effective date of FAS 123R.
New Accounting Pronouncements:
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard was adopted in the first quarter of 2007, and did not have any impact on the Corporation’s consolidated financial position or results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of this standard.
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statement (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our results of operations and financial position.
(2) Securities
Available for sale securities at March 31, 2007 and December 31, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses
2007
U.S. Treasury securities and obligations of U.S. Government agencies	$84,510	$143	$(284)
Obligations of states and political subdivisions	16,261	143	(56)
Mortgage-backed securities	3,171	2	(69)

Total debt securities	$103,942	$288	$(409)

Equity securities	481	—	—

	$104,423	$288	$(409)

		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses
2006
U.S. Treasury securities and obligations of U.S. Government agencies	$87,379	$54	$(469)

Obligations of states and political subdivisions	16,971	159	(59)

Mortgage-backed securities	3,543	2	(70)

Total debt securities	107,893	215	(598)

Equity securities	481	—	—

Total	$108,374	$215	$(598)

The carrying amount, unrecognized gains and losses and fair value of securities held to maturity at March 31, 2007 and December 31, 2006 were as follows.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statement (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized Cost	Gains	Losses	Fair Value
2007
Mortgage-backed securities	$3	$—	$—	$3

2006
Mortgage-backed securities	$4	$—	$—	$4

The amortized cost and fair value of securities at March 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Fair Value
Available for sale
Due in one year or less	$39,127
Due after one year through five years	51,219
Due after five years through ten years	8,103
Due after ten years	2,322
Mortgage-backed securities	3,171
Equity securities	481

Total securities available for sale	$104,423

	Amortized Cost	Estimated Fair Value
Held to maturity
Mortgage-backed securities	$3	$3

There were no proceeds from sales of securities at both March 31, 2007 and 2006.
Securities with a carrying value of approximately $94,568 and $97,327 were pledged as of March 31, 2007 and December 31, 2006, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at March 31, 2007 and December 31, 2006 not recognized in income are as follows.

March 31, 2007	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$4,990	$4	$37,889	$280	$42,879	$284
Obligations of states and political subdivisions	570	1	4,747	55	5,317	56
Mortgage-backed securities	221	1	2,776	68	2,997	69

Total temporarily impaired	$5,781	$6	$45,412	$403	$51,193	$409

December 31, 2006	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$14,445	$10	$45,878	$459	$60,323	$469
Obligations of states and political subdivisions	2,376	6	2,910	53	5,286	59
Mortgage-backed securities	145	—	2,838	70	2,983	70

Total temporarily impaired	$16,966	$16	$51,626	$582	$68,592	$598
				~~~~~~~~~~ ~
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increase in market interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
          Loans at March 31, 2007 and December 31, 2006 were as follows:

	3/31/2007	12/31/2006
Commercial and Agriculture	$58,304	$56,789
Commercial real estate	221,578	218,084
Real Estate — mortgage	241,581	234,344
Real Estate — construction	26,501	28,294
Consumer	18,807	19,909
Other	419	267
Leases	300	341

Total loans	567,490	558,028
Allowance for loan losses	(8,176)	(8,060)
Deferred loan fees	(158)	(303)

Net loans	$559,156	$549,665

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006
Balance January 1,	$8,060	$9,212
Loans charged-off	(450)	(707)
Recoveries	296	248
Provision for loan losses	270	270

Balance March 31,	$8,176	$9,023

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three months ended March 31:

	2007	2006
Average investment in impaired loans	$16,844	$13,288

Interest income recognized on impaired loans including interest income recognized on cash basis	177	130

Interest income recognized on impaired loans on cash basis	177	130
Information regarding impaired loans at March 31, 2007 and December 31, 2006 was as follows:

	3/31/2007	12/31/2006
Balance impaired loans	$16,942	$16,746

Less portion for which no allowance for loan losses is allocated	(8,225)	(9,667)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$8,717	$7,079

Portion of allowance for loan losses allocated to impaired loans	$4,110	$3,856

          Nonperforming loans were as follows:

	3/31/07	12/31/06
Loans past due over 90 days still on accrual	$2,067	$2,717
Nonaccrual	$10,259	$7,576
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

	Three months ended March 31,
	2007	2006
Basic
Net Income	$1,259	$1,525

Weighted average common shares outstanding	5,455,100	5,675,190

Basic earnings per common share	$0.23	$0.27

Diluted
Net Income	$1,259	$1,525

Weighted average common shares outstanding for basic earnings per common share	5,455,100	5,675,190
Add: Dilutive effects of assumed exercises of stock options	—	1,088

Average shares and dilutive potential common shares outstanding	5,455,100	5,676,278

Diluted earnings per common share	$0.23	$0.27

Stock options for 39,000 and 13,300 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2007 and March 31, 2006 because they were antidilutive.
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2007 and December 31, 2006:

	Contract Amount
	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$11,218	$62,766	$11,065	$64,371
Overdraft protection	—	11,204	—	11,180
Letters of credit	10	3,863	20	3,844

	$11,228	$77,833	$11,085	$79,395

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.00% to 10.25% at March 31, 2007 and at December 31, 2006. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2007 and December 31, 2006 approximated $3,505 and $6,123.
(7) Pension Information
Net periodic pension expense for:

	March 31
	2007	2006
Service cost	$131	$231
Interest cost	136	147
Expected return on plan assets	(135)	(118)
Other components	11	32

Net periodic pension cost	$142	$292

The total amount of contributions expected to be paid by the Corporation in 2007 total $312, compared to $630 in 2006. Also, effective January 1, 2007, no new employees will be added to the retirement plan.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(8) Stock Options
Options to buy stock may be granted to directors, officers and employees under the stock option plan, which provides for issue of up to 225,000 options. Exercise price is the market price at date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first three months of 2007 and 2006. Additionally, no stock options became vested during the first three months of 2007 and 2006.
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	39,000	$25.44

Options exercisable, end of period	39,000	$25.44

The following table details stock options outstanding:

	Outstanding
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	25,700	5 yrs. 3 mos.	$20.50
$35.00	13,300	6 yrs. 0.5 mos.	35.00

Outstanding at year-end	39,000	5 yrs. 6 mos.	$25.44

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2007 and December 31, 2006, the aggregate intrinsic value of the stock options was $0.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(9) Income Taxes
The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Corporation’s financial statements.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Ohio. The Corporation is no longer subject to examination by taxing authorities for years before 2002. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2007 compared to December 31, 2006 and the consolidated results of operations for the three-month period ending March 31, 2007 compared to the same period in 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at March 31, 2007 totaled $753,430 compared to $748,986 at December 31, 2006, which was an increase of $4,444. The increase in assets was primarily due to loan growth, offset by a reduction in cash and securities. A more detailed examination on the increase follows.
Net loans have increased $9,491, or 1.7% since December 31, 2006. The residential real estate, commercial real estate, and commercial and agricultural portfolio’s increased by $7,237, $3,494 and $1,515, respectively. The real estate construction portfolio decreased $1,793, while consumer, leases and other loans decreased a total of $846. In the first quarter of 2007, the Corporation continued a modified real estate loan program that was used in 2006 to successfully increase the loan portfolio. The program offers competitive rates as well as the waiving of

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
certain fees on the loans added to the loan portfolio. The decline in the installment loan portfolio continued into 2007. This decline is partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation continues to examine offering new consumer lending products. Late in 2006, several new products were introduced, and the Corporation is awaiting the results from these new products.
The Corporation had no loans held for sale at March 31, 2007 or December 31, 2006. At March 31, 2007, the net loan to deposit ratio was 99.3% compared to 97.3% at December 31, 2006.
For the first three months of operations in 2007 and 2006, $270 was placed into the allowance for loan losses from earnings. A decrease in net charge-offs of $305 was experienced from 2006 to 2007, as the amount of loans charge-off decreased. Charge-offs in 2006 were greater due to loans charged-off in the commercial loan portfolio. Non-accrual loans increased $2,683 from December 31, 2006 to March 31, 2007. Approximately 76% of the increase in non-accrual loans was due to three customer relationships being placed on non-accrual status during the first quarter. Impaired loans increased slightly, from $16,746 at December 31, 2006 to $16,942 at March 31, 2007, as one new customer relationship became impaired during the quarter. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The March 31, 2007 allowance for loan losses as a percent of total loans was 1.44% compared to 1.45% at December 31, 2006.
At March 31, 2007, available for sale securities totaled $104,423 compared to $108,374 at December 31, 2006, a decrease of $3,951. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. Funds not used to replace these securities were used primarily to fund the increase in the loan portfolio as a result of the continued loan program described in an above section. The Corporation continued utilizing letters of credit from the Federal Home Loan

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2007, the Corporation was in compliance with all pledging requirements. Bank stocks increased from December 31, 2006, due to Federal Home Loan Bank dividends received.
Bank owned life insurance increased $141 from December 31, 2006 due to income earned on the investment. The purchase of BOLI, in 2006, is an alternative to replacing maturing securities, and is being used to help recover costs associated with healthcare, group term life, and 401(k).
Office premises and equipment, net, have decreased $86 from December 31, 2006 to March 31, 2007. The decrease in office premises and equipment is attributed to new purchases of $111, depreciation of $192 and disposals of $5.
Total deposits at March 31, 2007 decreased $1,459 from year-end 2006. Noninterest-bearing deposits decreased $3,974 from year-end 2006 while interest-bearing deposits, including savings and time deposits, increased $2,515 from December 31, 2006. The interest-bearing deposit increase was due primarily to an increase in interest-bearing demand accounts and time deposits being offset by a decline in savings balances. Increases in deposits from public municipalities and school systems attributed for the increase in interest-bearing demand accounts. Time deposits grew as Citizens used certificate of deposits specials to increase balances. Savings accounts declined as customers used funds from savings to invest in other, higher yielding financial instruments. The year to date average balance of total deposits decreased $14,586 compared to the average balance of the same period 2006. This decrease in average balance was due to declines in savings and non-interest bearing deposits, slightly offset by increases in time deposits and interest-bearing demand accounts. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposits from leaving Citizens. Late in the fourth quarter of 2006, Citizens introduced new deposit products, such as free checking, to attract new deposit accounts as well as maintain current accounts. Citizens has seen growth in deposit balances in the first quarter of 2007 in the new products. The year to date 2007 average balance of savings deposits has decreased $18,370 compared to the average balance of the same period for 2006. The current average rate of these deposits was 0.39% at March 31, 2007 compared to 0.43% at March 31, 2006. The year-to-date 2007 average balance of time certificates has increased $5,568 compared to the average balance for the same period for 2006. Additionally, the year-to-date 2007 average balances compared to the same period in 2006 of demand deposits decreased $6,582, while interest-bearing demand accounts increased $987, and Money Market Savings increased $3,386.
Total borrowed funds have increased $5,001 from December 31, 2006 to March 31, 2007. At March 31, 2007, the Corporation had $47,519 in outstanding Federal Home Loan Bank advances compared to $38,916 at December 31, 2006. The FHLB advances outstanding at March 31, 2007 included $17,150 in overnight advances. In an effort to reduce interest expense on borrowings, the Corporation completed four transactions in the first quarter of 2007. First, Citizens obtained two long-term FHLB advances. The first advance is a $15,000, thirty-six month advance that has a fixed rate of 4.78%, and is callable after nine months. The second advance is a $15,000 forty-two month advance with a fixed rate of 4.66% rate, and is callable after twelve months. These

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
two transactions enabled Citizens to reduce overnight funding by $30,000. The average rate on the overnight funding for the first quarter was approximately 5.25%. The Corporation issued, in March, $5,000 of 6.95% floating rate trust preferred securities through special purpose entities as part of pooled offerings of such securities. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. This new issuance replaced a $5,000, 8.96% floating rate trust preferred issuance that was called by the Corporation. The Corporation also had notes outstanding with other financial institutions totaling $6,000 at both March 31, 2007 and December 31, 2006. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $1,909 and U.S. Treasury Tax Demand Notes have decreased $1,693 from December 31, 2006 to March 31, 2007.
Shareholders’ equity at March 31, 2007 was $77,224, or 10.2% of total assets, compared to $79,472 at December 31, 2006, or 10.6% of total assets. The decrease in shareholders’ equity resulted from earnings of $1,259, less dividends paid of $1,584, dividends declared of $1,579, purchases of treasury stock through the stock repurchase plan, of $517, and the increase in the market value of securities available for sale, net of tax, of $173. The Corporation paid a cash dividend on February 1, 2007 and February 1, 2006 at a rate of $.29 and $.28 per share, respectively. Total outstanding shares at March 31, 2007 were 5,455,300 compared to 5,471,300 at March 31, 2006.
In the fourth quarter of 2006, the Corporation announced the implementation of a new stock repurchase program. Under the program, the Corporation is authorized to buy up to 5.0% of the total common shares outstanding. The Corporation expects that repurchases under the plan will be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. It is anticipated that the repurchases will be made during the next twelve months, although no assurance can be given as to when they will be made or to the total number of shares that will be repurchased.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Net income for the three months ended March 31, 2007 was $1,259, or $.23 basic and diluted earnings per common share compared to $1,525 or $.27 basic and diluted earnings per common share for the same period in 2006. This was a decrease of $266, or 17.4%. The primary reasons for the changes are explained below.
Total interest income for the first three months of 2007 increased by $854, or 7.8% compared to the same period in 2006. The average rate on earning assets on a tax equivalent basis for the first three months of 2007 was 6.95% and 6.48 %for the first three months of 2006. The increase in yield is primarily due to a twenty-two basis point increase in yield on loans and to a ninety-five basis point increase in taxable investment securities. Total interest expense for the first three months of 2007 has increased by $1,360, or 40.3% compared to the same period of 2006. The

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
increase of interest expense is due to the increase in the interest rates in 2007 on all interest-bearing liabilities. Interest on deposits increased $812 compared to 2006, as the average rate paid on interest-bearing deposits increased from 2.07% in 2006 to 2.77% in 2007, offsetting the decline in balance the Corporation experienced on its deposits. Interest expense on Federal Home Loan Bank borrowings increased $428 compared to the first quarter of 2006, due to both the increase in rate paid on these borrowings and the increase in balance of the borrowings. As stated earlier, Citizens financed two long-term borrowings from the FHLB, totaling $30,000, in an effort to reduce the rate paid on FHLB borrowings going forward. The rate paid on total FHLB borrowings in the first quarter of 2007 increased 2.07% compared to the first quarter in 2006. Interest expense on trust preferred securities increased $28 in the first quarter of 2007 compared to the first quarter of 2006. The increase is due to the rate increases of 0.39% in 2007. The Corporation called a trust preferred issuance, with a rate of 8.96%, in the first quarter and issued a trust preferred issuance, with a rate of 6.95%, in order to reduce interest expense on its trust preferred portfolio. Interest on other borrowings increased $92 as rates increased during 2007. The net interest margin on a tax equivalent basis was 4.17% for the three-month period ended March 31, 2007 and 4.51% for the same period ended March 31, 2006.
Noninterest income for the first three months of 2007 totaled $1,804, compared to $1,830 for the same period of 2006, a decrease of $26. The sale of fixed assets in the first quarter of 2007 at a small loss compared to the sale of a building that had been used as a storage facility for a $148 gain in the first quarter of 2006 led to a decrease of $153 from last year. Service charges paid to Citizens increased $79 compared to 2006 due to primarily two reasons. Citizens revamped personal checking account offerings in December of 2006, providing value added features which enhanced monthly maintenance fees. Citizens also provided a re-disclosure of its Check Protect Policy in the third quarter of 2006. Revenue from computer operations decreased slightly in 2007, down $27 from first quarter of 2006 as the number of financial institutions for which processing was done decreased. Trust fees grew $81 in the first quarter of 2007 compared to the same period in 2006 as the assets under Trust management continued to grow. Bank owned life insurance contributed $141 to non-interest income in the first quarter of 2007. Other non-interest income decreased $164 compared to 2006, primarily due to the following. In the first quarter of 2007, losses sustained on the sale of OREO properties were greater by $54 compared to first quarter 2006. Additionally, Citizens had $32 less in income from the sale of wholesale mortgages, as real estate mortgage loans are being kept in the loan portfolio.
Noninterest expense for the three months ended March 31, 2007 totaled $6,809 compared to $6,907 for the same period in 2006. This was a decrease of $98, or 1.4%. Salaries and wages increased $53, or 1.9% compared to the first three months of 2006. The increase in salaries was attributable an increase in commission expense as Citizens’ loan portfolio continues to grow. Benefits increased $118, as the Corporations had increases in pension plan expenses and slight increases in its self-insured health plan costs. Net occupancy expense decreased $22 for the first three months of 2007, compared to the first three months of 2006, primarily due to reduced utility costs. Equipment expense decreased $61 as a result of decreased depreciation costs as assets have become fully depreciated. The Corporation renegotiated its contract with our processing provider, thereby reducing Computer processing expense by $95 compared to last

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
year. State franchise taxes, amortization of intangible assets, and courier expenses have all decreased minimally. Professional services expenses decreased for the first three months of 2007 compared to the same period in 2006 by $22. Nonrecurring legal costs paid to complete the tender offer in the first quarter of 2006 led to the decrease. Finally, other operating expenses decreased $62 from 2006 to 2007.
Income tax expense for the first three months of 2007 totaled $498 compared to $666 for the first three months of 2006. This was a decrease of $168, or 25.2%. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $434. The effective tax rates were comparable for the three-month periods ended March 31, 2007 and March 31, 2006, at 28.4% and 30.4%, respectively. Non-taxable BOLI income contributed to the decrease in the effective tax rate.
Capital Resources
Shareholders’ equity totaled $77,224, at March 31, 2007 compared to $79,472 at December 31, 2006. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2007	12/31/2006	Purposes	Provisions
Tier I Risk Based Capital	10.2%	10.4%	4.0%	6.0%
Total Risk Based Capital	13.8%	13.9%	8.0%	10.0%
Leverage Ratio	8.0%	8.1%	4.0%	5.0%
The Corporation paid a cash dividend of $.29 per common share on February 1, 2007 and $.28 per common share on February 1, 2006. The Corporation also declared a $.29 dividend payable May 1, 2007 during the first quarter.
Liquidity
Citizens maintains a conservative liquidity position. Within the security portfolio, all but $3 of securities are classified as available for sale. At March 31, 2007, securities with maturities of one year or less totaled $39,127, or 37.5% of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for March 31, 2007 was $2,261. This includes net income of $1,259 plus net adjustments of $1,002 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(6,053) at March 31, 2007. The use of cash from investing activities is primarily due to two areas, loans and securities. The Corporation had a net decrease in cash of $10,223 due to the growth of the loan portfolio. Cash received from maturing and called securities totaled $14,155. This increase in cash was offset by the purchase of securities of $9,994. Cash from financing activities in the first quarter of 2007 totaled $1,441. This increase in cash is primarily due to the increase in long-term FHLB advances used to mitigate interest expense on borrowings offsetting uses of cash in the other financing activities of the Corporation. Cash from operating activities and financing activities was less than investing activities by $2,351. Cash and due from banks at March 31, 2007 was $15,509 as a result of the decline in cash during the first quarter.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of March 31, 2007, Citizens had total credit availability with the FHLB of $104,509 of which $47,519 was outstanding.
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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006 and March 31, 2007, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2006 or March 31, 2007. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	March 31, 2007			December 31, 2006
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	73,503	(18,428)	-20%	86,438	(15,369)	-15%
+100bp	83,869	(8,062)	-9%	95,100	(6,707)	-7%
Base	91,931	—	—	101,807	—	—
-100bp	98,376	6,445	7%	106,590	4,783	5%
-200bp	101,027	9,096	10%	108,015	6,208	6%
The change in net portfolio value from December 31, 2006 to March 31, 2007, is primarily a result of two factors. The yield curve remains inverted. The inversion on the short-term end has increased while the slope of the curve from three years and out has tipped toward a more normal slope. Additionally, the Corporation has increased its usage of borrowed funds. As a

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
result, the Corporation has seen a decrease in the base level of net portfolio value, due to an increase in the fair value of borrowed funds. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change would lead to an increase in the net portfolio value as the fair value of liabilities would decrease faster than the fair value of the asset portfolio.
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

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2007, the Corporation purchased shares of common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
January 1, 2007 -	16,000	$19.90	16,000	257,500
January 31, 2007*
February 1, 2007 -	—	—	—	257,500
February 28, 2007
March 1, 2007 -	10,000	19.85	10,000	247,500
March 31, 2007
Total	26,000	$19.88	26,000	247,500

*	On December 20, 2006, the Corporation announced the implementation of a stock repurchase program which authorized the Corporation to buy up to 273,500 shares of its outstanding common shares.
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
First Citizens Banc Corp

/s/ David A. Voight	May 10, 2007
David A. Voight	Date
President, Chief Executive Officer

/s/ James O. Miller	May 10, 2007
James O. Miller	Date
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