Form 10-Q
period 2007-06-30
FIRST CITIZENS BANC CORP /OH
filed 2007-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Common Stock, no par value
Outstanding at August 9, 2007
5,389,300 common shares

FIRST CITIZENS BANC CORP

ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from financial institutions	$17,565	$17,860
Securities available for sale	103,146	108,374
Securities held to maturity (Estimated Fair value of $2 at June 30, 2007 and $4 at December 31, 2006)	2	4
Loans, net of allowance of $8,158 and $8,060	579,481	549,665
Other securities	11,147	11,020
Premises and equipment, net	10,756	10,779
Premises and equipment, net — held for sale	840	840
Accrued interest receivable	5,327	5,145
Goodwill	26,093	26,093
Core deposit and other intangibles	2,970	3,292
Bank owned life insurance	10,620	10,346
Other assets	6,793	5,568

Total assets	$774,740	$748,986

LIABILITIES
Deposits
Noninterest-bearing	$90,874	$92,163
Interest-bearing	459,355	472,388

Total deposits	550,229	564,551
Federal Home Loan Bank advances	86,777	38,916
Securities sold under agreements to repurchase	18,998	23,403
U. S. Treasury interest-bearing demand note payable	1,801	3,435
Notes payable	6,000	6,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	9,774	8,209

Total liabilities	698,579	669,514

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	27,246	28,634
Treasury stock, 722,964 and 640,964 shares at cost	(16,842)	(15,214)
Accumulated other comprehensive loss	(2,673)	(2,378)

Total shareholders’ equity	76,161	79,472

Total liabilities and shareholders’ equity	$774,740	$748,986

See notes to interim consolidated financial statements	Page 3

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$10,966	$10,307	$21,412	$19,736
Taxable securities	1,201	1,005	2,343	2,030
Tax-exempt securities	164	209	330	431
Federal funds sold and other	7	54	16	291

Total interest income	12,338	11,575	24,101	22,488
Interest expense
Deposits	3,349	2,618	6,596	5,053
Federal Home Loan Bank advances	737	332	1,406	573
Subordinated debentures	432	454	895	889
Other	338	293	690	553

Total interest expense	4,856	3,697	9,587	7,068

Net interest income	7,482	7,878	14,514	15,420
Provision for loan losses	181	270	451	540

Net interest income after provision for loan losses	7,301	7,608	14,063	14,880
Noninterest income
Computer center data processing fees	190	244	388	469
Service charges	873	751	1,697	1,496
Net gain on sale of loans	6	4	8	12
ATM fees	209	177	391	337
Trust fees	376	328	755	626
Bank owned life insurance	133	47	274	47
Other	40	71	117	461

Total noninterest income	1,827	1,622	3,630	3,448
Noninterest expense
Salaries and wages	2,671	2,880	5,462	5,618
Benefits	555	816	1,355	1,498
Net occupancy expense	340	352	724	758
Equipment expense	261	311	524	635
Contracted data processing	191	198	382	484
State franchise tax	222	172	437	384
Professional services	365	317	718	692
Amortization of intangible assets	161	168	322	336
Courier	166	165	316	318
Other operating expenses	1,415	1,327	2,915	2,890

Total noninterest expense	6,347	6,706	13,155	13,613

Income before taxes	2,781	2,524	4,538	4,715
Income tax expense	811	786	1,309	1,452

Net Income	$1,970	$1,738	$3,229	$3,263

Earnings per share, basic	$0.36	$0.32	$0.59	$0.59
Earnings per share, diluted	$0.36	$0.32	$0.59	$0.59

Weighted average basic common shares	5,430,916	5,471,300	5,442,908	5,572,682
Weighted average diluted common shares	5,430,916	5,471,300	5,442,908	5,573,209

See notes to interim consolidated financial statements	Page 4

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$1,970	$1,738	$3,229	$3,263

Unrealized holding gains and (losses) on available for sale securities	(710)	(131)	(447)	(56)
Reclassification adjustment for (gains) and losses later recognized in income	—	—	—	—

Net unrealized losses	(710)	(131)	(447)	(56)
Tax effect	240	44	152	19

Total other comprehensive loss	(470)	(87)	(295)	(37)

Comprehensive income	$1,500	$1,651	$2,934	$3,226

See notes to interim consolidated financial statements	Page 5

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110

Net income	—	—	3,263	—	—	3,263

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(37)	(37)

Cash dividends declared ($.84 per share)	—	—	(4,690)	—	—	(4,690)

Purchase of treasury stock	(330,102)	—	—	(7,591)	—	(7,591)

Balance, June 30, 2006	5,471,300	$68,430	$26,512	$(15,214)	$(1,673)	$78,055

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472

Net income	—	—	3,229	—	—	3,229

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(295)	(295)

Cash dividends declared ($.85 per share)	—	—	(4,617)	—	—	(4,617)

Purchase of treasury stock, at cost	(82,000)	—	—	(1,628)	—	(1,628)

Balance, June 30, 2007	5,389,300	$68,430	$27,246	$(16,842)	$(2,673)	$76,161

See notes to interim consolidated financial statements	Page 6

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2007	2006
Net cash from operating activities	$2,561	$3,239

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	2	2
Maturities and calls of securities, available-for-sale	24,897	20,364
Purchases of securities, available-for-sale	(20,038)	(9,466)
Purchases of securities Federal Reserve Bank Stock	—	(16)
Purchase of Bank owned life insurance	—	(10,000)
Loans made to customers, net of principal collected	(30,394)	(23,050)
Loans sold from portfolio	—	—
Proceeds from sale of OREO properties	335	109
Change in federal funds sold	—	25,510
Proceeds from sale of property and equipment	5	149
Net purchases of office premises and equipment	(373)	(280)

Net cash from investing activities	(25,566)	3,322

Cash flows from financing activities
Repayment of FHLB borrowings	(74)	(15,073)
Net change in short-term FHLB advances	17,935	35,805
Net change in long-term FHLB advances	30,000	—
Proceeds from issuance of subordinated debenture	5,000	—
Repayment of subordinated debenture	(5,000)	—
Net change in deposits	(14,322)	(13,074)
Change in securities sold under agreements to repurchase	(4,405)	(1,034)
Change in U. S. Treasury interest-bearing demand note payable	(1,634)	(1,901)
Purchases of treasury stock	(1,628)	(7,591)
Dividends paid	(3,162)	(3,156)

Net cash from financing activities	22,710	(6,024)

Net change in cash and due from banks	(295)	537
Cash and due from banks at beginning of period	17,860	20,261

Cash and due from banks at end of period	$17,565	$20,798

Cash paid during the period for:
Interest	$9,471	$7,089
Income taxes	$840	$700

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$554	$343
Fixed assets transferred to held for sale	$—	$840

See notes to interim consolidated financial statements	Page 7

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Insurance Agency, Inc. (Insurance Agency), and Water Street Properties, Inc. (Water St.). The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2007 and its results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2006 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2007, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for less than 1.0 percent of the Corporation’s total revenues. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0 percent of total revenue for the period ended June 30, 2007. Water St. Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St. revenue was less than 1.0 percent of total revenue through June 30, 2007. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our results of operations and financial position.
(2) Securities
Available for sale securities at June 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized
2007	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$80,928	$7	$(672)
Obligations of states and political subdivisions	15,909	102	(152)
Mortgage-backed securities	5,828	2	(117)

Total debt securities	$102,665	$111	$(941)

Equity securities	481	—	—

Total	$103,146	$111	$(941)

		Gross	Gross
		Unrealized	Unrealized
2006	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$87,379	$54	$(469)
Obligations of states and political subdivisions	16,971	159	(59)
Mortgage-backed securities	3,543	2	(70)

Total debt securities	107,893	215	(598)

Equity securities	481	—	—

Total	$108,374	$215	$(598)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount, unrecognized gains and losses and fair value of securities held to maturity at June 30, 2007 and December 31, 2006 were as follows.

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
2007
Mortgage-backed securities	$2	$—	$—	$2

2006
Mortgage-backed securities	$4	$—	$—	$4

The fair value of securities at June 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$34,255
Due after one year through five years	48,295
Due after five years through ten years	11,107
Due after ten years	3,180
Mortgage-backed securities	5,828
Equity securities	481

Total securities available for sale	$103,146

Held to maturity	Amortized Cost	Estimated Fair Value
Mortgage-backed securities	$2	$2

There were no proceeds from sales of securities at both June 30, 2007 and 2006.

Securities with a carrying value of approximately $90,171 and $97,327 were pledged as of June 30, 2007 and December 31, 2006, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at June 30, 2007 and December 31, 2006 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2007	Value	Loss	Value	Loss	Value	Loss
Description of Securities

U.S. Treasury securities and obligations of U.S. government agencies	$50,012	$477	$28,932	$195	$78,944	$672
Obligations of states and political subdivisions	2,540	44	4,304	108	6,844	152
Mortgage-backed securities	3,080	41	2,619	76	5,699	117

Total temporarily impaired	$55,632	$562	$35,855	$379	$91,487	$941

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Loss	Value	Loss	Value	Loss
Description of Securities

U.S. Treasury securities and obligations of U.S. government agencies	$14,445	$10	$45,878	$459	$60,323	$469
Obligations of states and political subdivisions	2,376	6	2,910	53	5,286	59
Mortgage-backed securities	145	—	2,838	70	2,983	70

Total temporarily impaired	$16,966	$16	$51,626	$582	$68,592	$598

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at June 30, 2007 and December 31, 2006 were as follows:

	6/30/2007	12/31/2006
Commercial and Agriculture	$64,642	$56,789
Commercial real estate	221,458	218,084
Real Estate — mortgage	254,470	234,344
Real Estate — construction	27,500	28,294
Consumer	18,282	19,909
Other	1,293	267
Leases	260	341

Total loans	587,905	558,028
Allowance for loan losses	(8,158)	(8,060)
Deferred loan fees	(266)	(303)

Net loans	$579,481	$549,665

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses was as follows for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance beginning of period	$8,176	$9,023	$8,060	$9,212
Loans charged-off	(403)	(1,074)	(853)	(1,781)
Recoveries	204	352	500	600
Provision for loan losses	181	270	451	540

Balance June 30,	$8,158	$8,571	$8,158	$8,571

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Average investment in impaired loans	$17,077	$11,227	$16,967	$12,041

Interest income recognized on impaired loans including interest income recognized on cash basis	425	125	602	255

Interest income recognized on impaired loans on cash basis	425	125	602	255
Information regarding impaired loans at June 30, 2007 and December 31, 2006 was as follows:

	6/30/07	12/31/2006
Balance impaired loans	$17,211	$16,746

Less portion for which no allowance for loan losses is allocated	(6,825)	(9,667)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$10,386	$7,079

Portion of allowance for loan losses allocated to impaired loans	$4,122	$3,856

Nonperforming loans were as follows:

	6/30/07	12/31/06
Loans past due over 90 days still on accrual	$1,399	$2,717
Nonaccrual	$10,154	$7,576
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

	Three months ended June 30,		Six months ended June 30,
	2006	2006	2007	2006
Basic
Net Income	$1,970	$1,738	$3,229	$3,263

Weighted average common shares outstanding	5,430,916	5,471,300	5,442,908	5,572,682

Basic earnings per common share	$0.36	$0.32	$0.59	$0.59

Diluted
Net Income	$1,970	$1,738	$3,229	$3,263

Weighted average common shares outstanding for basic earnings per common share	5,430,916	5,471,300	5,442,908	5,572,682
Add: Dilutive effects of assumed exercises of stock options	—	—	—	527

Average shares and dilutive potential common shares outstanding	5,430,916	5,471,300	5,442,908	5,573,209

Diluted earnings per common share	$0.36	$0.32	$0.59	$0.59

Stock options for 39,000 shares of common stock, for the quarter and for the six months ended June 30, 2007, were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 13,300 shares of common stock, for the six months ended June 30, 2006, and stock options for 39,000 shares of common stock for the quarter ended June 30, 2006 were not considered in computing diluted earnings per common share because they were antidilutive.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2007 and December 31, 2006.

	Contract Amount
	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$9,930	$57,786	$11,065	$64,371
Overdraft protection	—	11,272	—	11,180
Letters of credit	97	3,864	20	3,844

	$10,027	$72,922	$11,085	$79,395

Commitments to make loans are generally made for a period of one year or less, but may extend up to 30 years. Fixed rate loan commitments referred to above had interest rates ranging from 5.00% to 10.50% at June 30, 2007 and 4.00% to 10.25% at December 31, 2006.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended June 30, 2007 and December 31, 2006 approximated $3,557 and $6,123.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense for:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Service cost	$79	$248	$369	$423
Interest cost	83	159	382	269
Expected return on plan assets	(82)	(127)	(380)	(216)
Other components	7	35	31	59

Net periodic pension cost	$87	$315	$402	$535

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

The Corporation did not grant any stock options during the first six months of 2007 or 2006. Additionally, no stock options became vested during the first six months of 2007 and 2006.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	39,000	$25.44

Options exercisable, end of period	39,000	$25.44

The following table details stock options outstanding:

	Outstanding
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	25,700	5 yrs. 0 mos.	$20.50
$35.00	13,300	5 yrs. 9.5 mos.	$35.00

Outstanding at year-end	39,000	5 yrs. 3 mos.	$25.44

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of June 30, 2007 and December 31, 2006, the intrinsic value of the stock options was $0.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(9) Income Taxes
The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Corporation’s financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Ohio. The Corporation is no longer subject to examination by taxing authorities for years before 2002. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. There have been no significant changes in the Corporation’s unrecognized tax positions since adopting FIN 48 on January 1, 2007. The Corporation did not have any amounts accrued for interest and penalties at June 30, 2007.
(10) Merger
On June 7, 2007, the Corporation signed an agreement to acquire Futura Banc Corporation (“Futura”), a bank holding company headquartered in Urbana, Ohio. The shareholders of Futura will be able to elect to receive approximately 1.1726 shares of the Corporation’s common shares, $23.00 in cash or a combination of 80 percent stock and 20 percent cash for each share of Futura stock, subject to limitations on the amount of stock to be issued and cash to be paid in the transaction. At the time of the merger, it is anticipated that Futura’s subsidiary, Champaign National Bank, will be merged into the Corporation’s bank subsidiary, Citizens Banking Company. The merger is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2007. The total assets of Futura are approximately $279,000 as of March 31, 2007

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2007, compared to December 31, 2006 and the consolidated results of operations for the three month and six month periods ending June 30, 2007 compared to the same periods in 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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
Financial Condition
Total assets of the Corporation at June 30, 2007 totaled $774,740 compared to $748,986 at December 31, 2006, which was an increase of $25,754. The increase in assets was primarily due to loan growth, offset by a reduction in cash and securities. A more detailed examination on the increase follows.

Net loans have increased $29,816, or 5.4 percent since December 31, 2006. The residential real estate, commercial real estate, and commercial and agricultural portfolios increased by $20,126, $3,374 and $7,853, respectively. The real estate construction portfolio decreased $794, while consumer, leases and other loans decreased a total of $645. In the first half of 2007, the Corporation continued a modified real estate loan program that was used in 2006 to

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
successfully increase the loan portfolio. The program offers competitive rates as well as the waiving of certain fees on the loans added to the loan portfolio and is expected to end June 30, 2007. The installment loan portfolio continued to decline in 2007, partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation continues to examine offering new consumer lending products.

The Corporation had no loans held for sale at June 30, 2007 or December 31, 2006. At June 30, 2007, the net loan to deposit ratio was 105.3 percent compared to 97.3 percent at December 31, 2006.

For the six months of operations in 2007, $451 was placed into the allowance for loan losses from earnings compared to $540 for the same period of 2006. A decrease in net charge-offs of $828 was experienced from 2006 to 2007, as the amount of loans charged-off decreased. Charge-offs in 2006 were greater due to loans charged off in the commercial loan and commercial real estate loan portfolios. Non-accrual loans increased $2,578 from December 31, 2006 to June 30, 2007. The majority of the increase in non-accrual loans was due to one customer relationship being placed on non-accrual status during the second quarter. Impaired loans increased, from $16,746 at December 31, 2006 to $17,211 at June 30, 2007, as two new customer relationships became impaired during the first six months. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, and general reserves based on the composition and overall level of the loan portfolio and historical charge-off activity.

Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The June 30, 2007 allowance for loan losses as a percent of total loans was 1.39%, compared to 1.45% at December 31, 2006.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
At June 30, 2007, available for sale securities totaled $103,146, a decrease of $5,228 from December 31, 2006. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. Funds not used to replace these securities were used primarily to fund the increase in the loan portfolio as a result of the continued loan program described above. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of June 30, 2007, the Corporation was in compliance with all pledging requirements. Bank stocks increased from December 31, 2006, due to Federal Home Loan Bank dividends received.

Bank owned life insurance (BOLI) increased $274 from December 31, 2006 due to income earned on the investment. The purchase of BOLI is an alternative to replacing maturing securities.

Office premises and equipment, net, have decreased $23 from December 31, 2006 to June 30, 2007. The decrease in office premises and equipment is attributed to new purchases of $373, depreciation of $391 and disposals of $5.

Total deposits at June 30, 2007 decreased $14,322 from year-end 2006. Noninterest-bearing deposits decreased $1,289 from year-end 2006 while interest-bearing deposits, including savings and time deposits, decreased $13,033 from December 31, 2006. The interest-bearing deposit decrease was due primarily to decreases in savings accounts. Savings accounts declined as customers used funds from savings to invest in other, higher yielding financial instruments. One commercial customer withdrawal resulted in the majority of the decrease in corporate time deposits. The year to date average balance of total deposits decreased $9,345 compared to the average balance of the same period 2006. This decrease in average balance was due to declines in savings and non-interest bearing deposits, offset by increases in time deposits and interest-bearing demand accounts. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposits from leaving Citizens. The year to date 2007 average balance of savings deposits has decreased $18,896 compared to the average balance of the same period for 2006. The current average rate of these deposits was 0.30% at June 30, 2007 compared to 0.43% at June 30, 2006. The year-to-date 2007 average balance of time certificates has increased $3,918 compared to the average balance for the same period for 2006. Additionally, the year-to-date 2007 average balances compared to the same period in 2006 of demand deposits decreased $3,248, while interest-bearing demand accounts increased $166, and Money Market Savings increased $1,736.

Total borrowed funds have increased $41,822 from December 31, 2006 to June 30, 2007. At June 30, 2007, the Corporation had $86,777 in outstanding Federal Home Loan Bank advances compared to $38,916 at December 31, 2006. The FHLB borrowings increased as a result of loan growth and declines in deposits since the end of 2006. In an effort to reduce interest expense on borrowings, the Corporation completed four transactions in the first quarter of 2007. First, Citizens obtained two long-term FHLB advances. The first advance is a $15,000, thirty-six month advance that has a fixed rate of 4.78%, and is callable after nine

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
months. The second advance is a $15,000 forty-two month advance with a fixed rate of 4.66% rate, and is callable after twelve months. These two transactions enabled Citizens to reduce overnight funding by $30,000. The average rate on the overnight funding for the first quarter was approximately 5.25%. The Corporation issued, in March, $5,000 of 6.95% floating rate trust preferred securities through special purpose entities as part of pooled offerings of such securities. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. This new issuance replaced a $5,000, 8.96% floating rate trust preferred issuance that was called by the Corporation. The Corporation also had notes outstanding with other financial institutions totaling $6,000 at both June 30, 2007 and December 31, 2006. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $4,405 and U.S. Treasury Tax Demand Notes have decreased $1,634 from December 31, 2006 to June 30, 2007.

Shareholders’ equity at June 30, 2007 was $76,161, or 9.8 percent of total assets, compared to $79,472 at December 31, 2006, or 10.6 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $3,229, less dividends paid of $3,162, dividends declared of $1,455, purchases of treasury stock through the stock repurchase plan, of $1,628, and the decrease in the market value of securities available for sale, net of tax, of $295. The Corporation paid a cash dividend on February 1, 2007 and May 1, 2007, and February 1, 2006 and May 1, 2006 at a rate of $.58 and $.56 per share, respectively. Total outstanding shares at June 30, 2007 were 5,389,300 compared to 5,471,300 at June 30, 2006.

In the fourth quarter of 2006, the Corporation announced the implementation of a new stock repurchase program. Under the program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. The Corporation expects that repurchases under the plan will be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. It is anticipated that the repurchases will be made during the next twelve months, although no assurance can be given as to when they will be made or to the total number of shares that will be repurchased.
Results of Operations
Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 was $3,229, or $.59 per basic and diluted share compared to $3,263 or $.59 per basic and diluted share for the same period in 2006. This was a decrease of $34, or 1.0 percent. Some of the reasons for the changes are explained below.

Total interest income for the six months of 2007 increased by $1,613, or 7.2 percent compared to the same period in 2006. The average rate on earning assets on a tax equivalent basis for the first six months of 2007 was 7.04% and 6.93 % for the first six months of 2006. The increase in yield is primarily due to a sixty-one basis point increase in yield on taxable

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
investment securities and to a fifty-six basis point increase in bank stocks. Total interest expense for the first six months of 2007 has increased by $2,519, or 35.6 percent compared to the same period of 2006. The increase of interest expense is due to the increase in the interest rates in 2007 on all interest-bearing liabilities. Interest on deposits increased $1,543 compared to 2006, as the average rate paid on interest-bearing deposits increased from 2.13% in 2006 to 2.82% in 2007, offsetting the decline in balance the Corporation experienced on its deposits. Interest expense on Federal Home Loan Bank borrowings increased $833 compared to the first six months of 2006, due to both the increase in rate paid on these borrowings and the increase in balance of the borrowings. As stated earlier, Citizens financed two long-term borrowings from the FHLB, totaling $30,000, in an effort to reduce the rate paid on FHLB borrowings going forward. The rate paid on total FHLB borrowings in the first six months of 2007 increased 150 basis points compared to the first six months in 2006. Interest expense on trust preferred securities increased $6 in the first six months of 2007 compared to the first six months of 2006. The Corporation called a trust preferred issuance, with a rate of 8.96%, in the first quarter and issued a trust preferred issuance, with a rate of 6.95%, in order to reduce interest expense on its trust preferred portfolio. Interest on other borrowings increased $137 as rates increased during 2007. The net interest margin on a tax equivalent basis was 4.24% for the six-month period ended June 30, 2007 and 4.62% for the same period ended June 30, 2006.

Noninterest income for the first six months of 2007 totaled $3,630, compared to $3,448 for the same period of 2006, an increase of $182. Service charges paid to Citizens increased $201 compared to 2006 due to primarily two reasons. Citizens revamped personal checking account offerings in December of 2006, which include value added features. Citizens also provided a re-disclosure of its Check Protect Policy in the third quarter of 2006. Both of these enhancements led to increased product usage and the associated fees. Revenue from computer operations decreased in 2007, down $81 from the first six months of 2006 due to a decrease in the number of financial institutions for which processing is provided. Trust fees grew $129 in the first six months of 2007 compared to the same period in 2006 as the assets under Trust management continued to grow. Revenue from bank owned life insurance increased $227 for the first six months of 2007 compared to the same period in 2006. The Corporation purchased $10,000 of bank owned life insurance late in the second quarter of 2006. Other non-interest income decreased $344 compared to 2006, primarily due to the following. The sale of fixed assets in the first six months of 2007 at a small loss compared to the sale of a building that had been used as a storage facility for a $148 gain in the first six months of 2006 led to a decrease of $153 from last year. In the first six months of 2007, losses sustained on the sale of OREO properties were greater by $55 compared to first six months of 2006. Additionally, Citizens had $26 less in income from the sale of wholesale mortgages, as real estate mortgage loans are being kept in the loan portfolio.

Noninterest expense for the six months ended June 30, 2007 totaled $13,155 compared to $13,613 for the same period in 2006. This was a decrease of $458, or 3.4 percent. Salaries and wages decreased $156, or 2.8 percent compared to the first six months of 2006. The decrease in salaries was attributable to a decrease in wage expense for deferred loan costs offset by an

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
increase in commission expense related to growth of Citizens’ loan portfolio. Benefits decreased $143, as the Corporation had decreases in pension plan expenses and slight increases in its self-insured health plan costs. Net occupancy expense decreased $34 for the first six months of 2007, compared to the first six months of 2006, primarily due to reduced building repairs and maintenance. Equipment expense decreased $111 as a result of decreased depreciation costs as some assets have become fully depreciated. The Corporation renegotiated its contract with our processing provider, thereby reducing computer processing expense by $102 compared to last year. State franchise taxes increased $53 for the first six months of 2007, compared to the first six months of 2006. In 2006 Citizens paid a special dividend to the holding company for a tender offer, which reduced its state franchise tax liability. Amortizations of intangible assets and courier expenses have each decreased minimally. Professional services expenses increased for the first six months of 2007 compared to the same period in 2006 by $26. The increase is primarily due to the following; in the third quarter of 2006, the Corporation began a campaign with a consulting firm to create new services, products and a “Brand Name”, which was offset by a decrease in legal costs paid to complete the tender offer in the first quarter of 2006. Finally, other operating expenses increased $25 from 2006 to 2007.

Income tax expense for the first six months of 2007 totaled $1,309 compared to $1,452 for the first six months of 2006. This was a decrease of $143, or 9.8 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $177. The effective tax rates for the six-month periods ended June 30, 2007 and June 30, 2006, at 28.8% and 30.8%, respectively. Non-taxable BOLI income contributed to the decrease in the effective tax rate.

Three Months Ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007 was $1,970 or $.36 per basic and diluted share compared to $1,738 or $.32 per basic and diluted share for the same period in 2006. This was an increase of $232, or 13.3 percent. Some of the reasons for the changes are explained below.

Total interest income for the second quarter of 2007 increased $763, or 6.6 percent compared to the same period in 2006. The average rate on earning assets on a tax equivalent basis for the second quarter of 2007 was 7.11% and 6.93% for the second quarter of 2006. The increase in yield in the second quarter, as for the first six months, is due to the change in the interest rate environment in which the Corporation has operated in 2007. Continued interest rate increases in the second quarter 2007 have had a positive effect on the Corporation’s earning asset portfolio. Interest and fees on loans increased $659, or 6.4 percent compared to the same period in 2006. This increase is due to the continued increase in average yield of the loan portfolio. Interest on securities increased $151 in the second quarter 2007 compared to the second quarter of 2006 due to the Corporation replacing lower yielding securities as they mature. The yield increased seventy-nine basis points in the second quarter of 2007 compared to the same period in 2006. Total interest expense for the second quarter of 2007

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
increased $1,159, or 31.3 percent compared to the same period of 2006. The increase of interest expense is due to the increase in the interest rate paid on the deposit balances, as well as the Corporation’s borrowings. Interest on deposits increased $731 compared to 2006, as the rate paid on deposits increased from 2.22% in 2006 to 2.94% in 2007. Interest expense on FHLB borrowings increased $405 compared to the second quarter of 2006 primarily due to the increase in balance and rate paid on the overnight borrowings, which the Corporation has been using to fund the loan growth. Interest on subordinated debentures decreased $22 as the rate decreased compared to the rate paid during the second quarter 2006. Interest on other borrowings increased $45 as rates increased during the second quarter of 2007 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the second quarter of 2007 was 3.31% compared to 2.64% for the same period of 2006. The net interest margin on a tax equivalent basis was 4.31% for June 30, 2007 and 4.75% for June 30, 2006.
Noninterest income for the second quarter of 2007 totaled $1,827, compared to $1,622 for the same period of 2006, an increase of $205. Service charge fees increased $122 in the second quarter 2007 compared to the same period in 2006. As discussed, Citizens revamped personal checking account offerings in December of 2006, providing value added features which enhanced monthly maintenance fees. Citizens also provided a re-disclosure of its Check Protect Policy in the third quarter of 2006. Trust fees increased $48 as the Trust department continued to grow its asset portfolio in the second quarter of 2007 compared to the second quarter of 2006. ATM fees, net gain on sale of securities, and computer processing fees all decreased slightly in the second quarter 2007 compared to the second quarter 2006. BOLI income increased $86 in the second quarter of 2007 compared to the same period in 2006. The Corporation purchased BOLI late in the second quarter of 2006. Other fees declined $31 for the second quarter 2007 compared to the same period in 2006.
Noninterest expense for the quarter ended June 30, 2007 totaled $6,347 compared to $6,706 for the same period in 2006. This was a decrease of $359, or 5.4 percent. Salaries and wages decreased $209, or 7.3 percent compared to the second quarter of 2006. The decrease in salaries was attributable to a decrease in wage expense for deferred loan costs. Benefits decreased $261 in the second quarter of 2007 compared to the second quarter 2006. The decrease in benefits is due to the decrease in the costs of the Corporation’s defined pension plan. For the second quarter, the cost of the plan decreased $228 compared to the second quarter of 2006. Net occupancy expense decreased $12 for the second quarter of 2007 compared to the second quarter 2006. This decline was primarily due to reduced building repairs and maintenance. Equipment expense decreased $50 in the second quarter of 2007 compared to the second quarter of 2006. This decline was the result of decreased depreciation costs as assets have become fully depreciated. Computer processing expense decreased by $7 during the second quarter of 2007 compared to the second quarter of 2006. State franchise taxes increased $50 compared to the second quarter of 2006, as noted above, in 2006, Citizens paid a special dividend to the holding company for a tender offer to repurchase stock, which reduced its state franchise tax liability. Professional services expenses increased during the second quarter 2007 compared to the second quarter 2006.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The increase was primarily due to the Corporation’s campaign with a consulting firm to create new services, products and a “Brand Name”, which was offset by a decrease in legal costs paid to complete the tender offer in the first quarter of 2006. The Corporation’s amortization of intangible assets decreased slightly compared to the second quarter of 2006. Finally, other operating expenses increased $88 in the second quarter 2007 compared to the same period in 2006. The increase was due to advertising and promotional expenses. The additional advertising and promotional expenses were needed to introduce the public to the modified real estate loan programs and promote Citizens revamped personal checking account offerings.
Income tax expense for the second quarter totaled $811 compared to $786 for the same period in 2006. The effective tax rates for the three-month periods ended June 30, 2007 and June 30, 2006, were 29.1% and 31.1%, respectively. Non-taxable BOLI income contributed to the decrease in the effective tax.
Capital Resources
Shareholders’ equity totaled $76,161, at June 30, 2007 compared to $79,472 at December 31, 2006. All of the capital ratios exceed the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	6/30/07	12/31/2006	Purposes	Provisions
Tier I Risk Based Capital	10.1%	10.4%	4.0%	6.0%
Total Risk Based Capital	13.6%	13.9%	8.0%	10.0%
Leverage Ratio	8.1%	8.1%	4.0%	5.0%
The Corporation paid a cash dividend of $.29 per common share each on February 1, and May 1, 2007, and $.28 per share each on February 1 and May 1, 2006.
Liquidity
Citizens maintains a conservative liquidity position. Within the security portfolio, all but $2 of securities are classified as available for sale. At June 30, 2007, securities with maturities of one year or less totaled $34,255, or 33.2 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the consolidated financial

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the six months ended June 30, 2007 was $2,561. This includes net income of $3,229 plus net adjustments of $(668) to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(25,566) for the six months ended June 30, 2007. The use of cash from investing activities is primarily due to two areas, loans and securities. The Corporation had a net decrease in cash of $30,394 due to the growth of the loan portfolio. Cash received from maturing and called securities totaled $24,897. This increase in cash was offset by the purchase of securities of $20,038. Cash from financing activities in the first six months of 2007 totaled $22,710. This increase in cash is primarily due to three reasons; increases in long-term FHLB advances used to mitigate interest expense, increases in FHLB overnight funds and run-off on deposit accounts. Cash from investing activities was less than cash from operating and financing activities by $295, which resulted in a decrease in cash and cash equivalents to $17,565.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of June 30, 2007, Citizens had total credit availability with the FHLB of $108,066 of which $86,777 was outstanding.
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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006 and June 30, 2007, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2006 or June 30, 2007. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	June 30, 2007			December 31, 2006
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	63,841	(21,486)	-25%	86,438	(15,369)	-15%
+100bp	75,153	(10,174)	-12%	95,100	(6,707)	-7%
Base	85,327	—	—	101,807	—	—
-100bp	93,634	8,307	10%	106,590	4,783	5%
-200bp	98,636	13,309	16%	108,015	6,208	6%

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The change in net portfolio value from December 31, 2006 to June 30, 2007, is primarily a result of two factors. As the short end of the yield curve dropped and the longer end of the curve rose, the overall slope of the yield curve has changed from inverted toward a more normal, but still flat, slope. Additionally, the Corporation’s balance sheet mix has shifted due to increases in the loan portfolio funded by increased usage of borrowed funds. As a result, the Corporation has seen a decrease in the base level of net portfolio value, due to an increase in the fair value of its liabilities, particularly borrowed funds. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change would lead to an increase in the net portfolio value as the fair value of assets would increase faster than the fair value of the liabilities.
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

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1.      Legal Proceedings
None
Item 1A.    Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006. Such risk factors, in addition to the factors discussed below, could materially affect First Citizens’ business, financial condition or future results.
First Citizens could experience difficulties in managing its growth and effectively integrating the operations of Futura Banc Corp. and its subsidiaries.
On June 7, 2007, First Citizens and Futura Banc Corp. (Futura) entered into an Agreement and Plan of Merger pursuant to which Futura will be merged into First Citizens. The earnings, financial condition and prospects of First Citizens after the merger will depend in part on First Citizens’ ability to integrate successfully the operations of Futura and its subsidiaries and to continue to implement its own business plan. First Citizens may not be able to achieve fully the strategic objectives and operating efficiencies in the merger. The costs or difficulties relating to the integration of Futura and its subsidiaries with the First Citizens organization may be greater than expected, or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity. In addition, the markets and industries in which First Citizens and Futura and their respective subsidiaries operate are highly competitive. First Citizens may lose its customers or the customers of Futura and its subsidiaries as a result of the merger. First Citizens may also lose key personnel, either from itself or from Futura and its subsidiaries, as a result of the merger. These factors could contribute to First Citizens not fully achieving the expected benefits from the merger.

First Citizens Banc Corp
Other Information
Form 10-Q
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2007, the Corporation purchased shares of common stock as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	(or Approximate Dollar
	Number	Average	Part of Publicly	Value) of Shares (Units)
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Plans or Programs
April 1, 2007 - April 30, 2007*	11,000	$19.80	11,000	236,500

May 1, 2007 - May 31, 2007	—	—	—	236,500

June 1, 2007 - June 30, 2007	45,000	$19.85	45,000	191,500

Total	82,000	$19.85	82,000	191,500

*	On December 20, 2006, the Corporation announced the implementation of a stock repurchase program which authorized the Corporation to buy up to 273,500 shares of its outstanding common shares.
Item 3.      Defaults Upon Senior Securities
None
Item 4.      Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting on April 17, 2007, for the purpose of considering and voting on the following:
1.)	To amend the Code of Regulations concerning term and election of directors and restatement of the Code of Regulations.
For – 3,999,919.51     Against – 144,382.58     Abstain – 80,412.73
2.)	To elect three directors to serve terms of one year of until their successors are elected and qualified.
The summary of the voting of common shares outstanding was as follows:

First Citizens Banc Corp
Other Information
Form 10-Q

Director Candidate	For	Withheld
Laurence A. Bettcher	4,132,282.22	92,432.60
Allen R. Nickles	4,109,794.79	114,920.03
David A. Voight	4,125,396.79	99,318.03
The following directors’ terms of office continued after the meeting:
John O. Bacon, Thomas A. Depler, Blythe A. Friedley, James D. Heckelman, James O. Miller, W. Patrick Murray, John P. Pheiffer, J. William Springer, Daniel J. White, J. George Williams, Gerald B. Wurm.
3.)	To approve proposed fees for non-employee directors.
For – 3,930,245.40     Against – 155,143.88     Abstain – 139,325.54
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

First Citizens Banc Corp

/s/ David A. Voight	August 9, 2007

David A. Voight	Date
President , Chief Executive Officer

/s/ James O. Miller	August 9, 2007

James O. Miller	Date
Executive Vice President

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits
2.1	Agreement and Plan of Merger dated as of June 7, 2007 between First Citizens Banc Corp and Futura Banc Corp. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger dated as of March 3, 2004 between First Citizens Banc Corp and FNB Financial Corporation (filed as Exhibit 9 to the Registration Statement on Form S-4 filed on July 19, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp are incorporated by reference to Exhibit 3.1 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

3.2	Amended Code of Regulations of First Citizens Banc Corp is incorporated by reference to Exhibit 3.2 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

4.1	Certificate for Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 of First Citizens Banc Corp’s Form 10-K filed on March 16, 2006.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 is incorporated by reference to Exhibit 10.1 of First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — David A. Voight (filed as Exhibit 10.5 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 5 to the Consolidated Financial Statements.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.