Form 10-Q
period 2007-09-30
FIRST CITIZENS BANC CORP /OH
filed 2007-11-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Registrant’s telephone number, including area code: (419) 625-4121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at November 9, 2007
5,389,300 common shares

FIRST CITIZENS BANC CORP
Index

Part I. Financial Information
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from financial institutions	$14,682	$17,860
Securities available for sale	104,604	108,374
Securities held to maturity (Estimated Fair value of $0 at September 30, 2007 and $4 at December 31, 2006)	—	4
Loans, net of allowance of $6,513 and $8,060	582,816	549,665
Other securities	11,147	11,020
Premises and equipment, net	10,863	10,779
Premises and equipment, net — held for sale	719	840
Accrued interest receivable	5,766	5,145
Goodwill	26,093	26,093
Core deposit and other intangibles	2,809	3,292
Bank owned life insurance	10,749	10,346
Other assets	6,316	5,568

Total assets	$776,564	$748,986

LIABILITIES
Deposits
Noninterest-bearing	$86,920	$92,163
Interest-bearing	464,730	472,388

Total deposits	551,650	564,551
Federal Home Loan Bank advances	86,095	38,916
Securities sold under agreements to repurchase	23,025	23,403
U. S. Treasury interest-bearing demand note payable	3,001	3,435
Notes payable	—	6,000
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	10,904	8,209

Total liabilities	699,675	669,514

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 6,112,264 shares issued	68,430	68,430
Retained earnings	27,258	28,634
Treasury stock, 722,964 and 640,964 shares at cost	(16,842)	(15,214)
Accumulated other comprehensive loss	(1,957)	(2,378)

Total shareholders’ equity	76,889	79,472

Total liabilities and shareholders’ equity	$776,564	$748,986

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$11,159	$10,399	$32,571	$30,135
Taxable securities	1,228	1,019	3,572	3,049
Tax-exempt securities	162	195	492	626
Federal funds sold and other	7	—	23	291

Total interest income	12,556	11,613	36,658	34,101
Interest expense
Deposits	3,455	2,899	10,051	7,952
Federal Home Loan Bank advances	1,137	459	2,544	1,032
Subordinated debentures	441	470	1,336	1,359
Other	298	337	987	890

Total interest expense	5,331	4,165	14,918	11,233

Net interest income	7,225	7,448	21,740	22,868
Provision for loan losses	703	189	1,154	729

Net interest income after provision for loan losses	6,522	7,259	20,586	22,139
Noninterest income
Computer center data processing fees	185	222	573	691
Service charges	874	842	2,572	2,338
Net gain on sale of loans	2	4	9	16
ATM fees	227	202	618	539
Trust fees	377	319	1,131	945
Bank owned life insurance	129	140	403	187
Gain/(loss) on sale of other real estate owned	(28)	(555)	(160)	(631)
Other	52	122	302	658

Total noninterest income	1,818	1,296	5,448	4,743
Noninterest expense
Salaries and wages	2,613	2,917	8,075	8,535
Benefits	557	758	1,911	2,256
Net occupancy expense	324	347	1,048	1,105
Equipment expense	292	285	816	920
Contracted data processing	193	207	574	691
State franchise tax	220	161	657	545
Professional services	319	434	1,037	1,126
Amortization of intangible assets	161	168	483	504
Courier	224	175	540	493
Other operating expenses	1,355	1,265	4,272	4,154

Total noninterest expense	6,258	6,717	19,413	20,329

Income before taxes	2,082	1,838	6,621	6,553
Income tax expense	615	552	1,924	2,004

Net Income	$1,467	$1,286	$4,697	$4,549

Earnings per share, basic	$0.27	$0.24	$0.87	$0.82
Earnings per share, diluted	$0.27	$0.24	$0.87	$0.82

Weighted average basic common shares	5,389,300	5,471,300	5,424,843	5,538,517
Weighted average diluted common shares	5,389,300	5,471,300	5,424,843	5,538,541
See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,467	$1,286	$4,697	$4,549

Unrealized holding gains and (losses) on available for sale securities	1,084	791	638	735
Reclassification adjustment for (gains) and losses later recognized in income	—	—	—	—

Net unrealized losses	1,084	791	638	735
Tax effect	(370)	(270)	(217)	(250)

Total other comprehensive loss	714	521	421	485

Comprehensive income	$2,181	$1,807	$5,118	$5,034

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2006	5,801,402	$68,430	$27,939	$(7,623)	$(1,636)	$87,110

Net income	—	—	4,549	—	—	4,549

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	485	485

Cash dividends declared ($1.12 per share)	—	—	(6,223)	—	—	(6,223)

Purchase of treasury stock	(330,102)	—	—	(7,591)	—	(7,591)

Balance, September 30, 2006	5,471,300	$68,430	$26,265	$(15,214)	$(1,151)	$78,330

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472

Net income	—	—	4,697	—	—	4,697

Change in unrealized (loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	421	421

Cash dividends declared ($1.12 per share)	—	—	(6,073)	—	—	(6,073)

Purchase of treasury stock, at cost	(82,000)	—	—	(1,628)	—	(1,628)

Balance, September 30, 2007	5,389,300	$68,430	$27,258	$(16,842)	$(1,957)	$76,889

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Net cash from operating activities	$5,808	$6,124

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	4	3
Maturities and calls of securities, available-for-sale	34,459	31,314
Purchases of securities, available-for-sale	(30,053)	(15,646)
Purchases of securities Federal Reserve Bank Stock	—	(16)
Purchase of Bank owned life insurance	—	(10,000)
Loans made to customers, net of principal collected	(34,386)	(22,845)
Loans sold from portfolio	—	—
Proceeds from sale of OREO properties	362	186
Change in federal funds sold	—	25,510
Proceeds from sale of property and equipment	68	149
Net purchases of office premises and equipment	(660)	(391)

Net cash from investing activities	(30,206)	8,264

Cash flows from financing activities
Repayment of FHLB borrowings	(112)	(15,097)
Net change in short-term FHLB advances	(2,709)	20,360
Net change in long-term FHLB advances	50,000	—
Proceeds from issuance of subordinated debenture	5,000	—
Repayment of subordinated debenture	(5,000)	—
Net change in deposits	(12,901)	(14,046)
Change in securities sold under agreements to repurchase	(378)	6,145
Change in U. S. Treasury interest-bearing demand note payable	(434)	931
Changes in note payable	(6,000)	(1,000)
Purchases of treasury stock	(1,628)	(7,591)
Dividends paid	(4,618)	(4,689)

Net cash from financing activities	21,220	(14,987)

Net change in cash and due from banks	(3,178)	(599)
Cash and due from banks at beginning of period	17,860	20,261

Cash and due from banks at end of period	$14,682	$19,662

Cash paid during the period for:
Interest	$14,918	$11,203
Income taxes	$780	$1,200

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$734	$565
Fixed assets transferred to (from) held for sale	$(121)	$905
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2007 and its results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2006 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2007, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for less than 1.0 percent of the Corporation’s total revenues. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0 percent of total revenue for the period ended September 30, 2007. Water St. Properties, Inc. was formed to hold repossessed assets of FCBC’s subsidiaries. Water St.’s revenue was less than 1.0 percent of total revenue through September 30, 2007. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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
New Accounting Pronouncements:
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard was adopted in the first quarter of 2007, and did not have any impact on the Corporation’s consolidated financial position or results of operations.
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
(2) Securities
     Available for sale securities at September 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized
September 30, 2007	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$77,744	$315	$(52)
Obligations of states and political subdivisions	15,939	119	(54)
Mortgage-backed securities	10,440	2	(76)

Total debt securities	$104,123	$436	$(182)

Equity securities	481	—	—

Total	$104,604	$436	$(182)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2006	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$87,379	$54	$(469)
Obligations of states and political subdivisions	16,971	159	(59)
Mortgage-backed securities	3,543	2	(70)

Total debt securities	107,893	215	(598)

Equity securities	481	—	—

Total	$108,374	$215	$(598)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount, unrecognized gains and losses and fair value of securities held to maturity at September 30, 2007 and December 31, 2006 were as follows.

		Gross Unrecognized	Gross Unrecognized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2007
Mortgage-backed securities	$—	$—	$—	$—

December 31, 2006
Mortgage-backed securities	$4	$—	$—	$4

The fair value of securities at September 30, 2007, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Fair Value
Available for sale
Due in one year or less	$39,524
Due after one year through five years	37,695
Due after five years through ten years	13,276
Due after ten years	3,188
Mortgage-backed securities	10,440
Equity securities	481

Total securities available for sale	$104,604

Estimated Fair
	Amortized Cost	Value
Held to maturity
Mortgage-backed securities	$—	$—

There were no proceeds from sales of securities for periods ended September 30, 2007 and 2006.
Securities with a carrying value of approximately $95,339 and $97,327 were pledged as of September 30, 2007 and December 31, 2006, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at September 30, 2007 and December 31, 2006 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2007	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$1,938	$—	$17,020	$52	$18,958	$52
Obligations of states and political subdivisions	2,966	31	4,274	23	7,240	54
Mortgage-backed securities	7,863	5	2,372	71	10,235	76

Total temporarily impaired	$12,767	$36	$23,666	$146	$36,433	$182

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$14,445	$10	$45,878	$459	$60,323	$469
Obligations of states and political subdivisions	2,376	6	2,910	53	5,286	59
Mortgage-backed securities	145	—	2,838	70	2,983	70

Total temporarily impaired	$16,966	$16	$51,626	$582	$68,592	$598

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at September 30, 2007 and December 31, 2006 were as follows:

	9/30/2007	12/31/2006
Commercial and Agriculture	$61,523	$56,789
Commercial real estate	213,975	218,084
Real Estate — mortgage	268,490	234,344
Real Estate — construction	26,255	28,294
Consumer	17,733	19,909
Other	1,434	267
Leases	206	341

Total loans	589,616	558,028
Allowance for loan losses	(6,513)	(8,060)
Deferred loan fees	(287)	(303)

Net loans	$582,816	$549,665

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses was as follows for the three and nine months ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance beginning of period	$8,158	$8,571	$8,060	$9,212
Loans charged-off	(2,584)	(387)	(3,437)	(2,168)
Recoveries	236	331	736	931
Provision for loan losses	703	189	1,154	729

Balance September 30,	$6,513	$8,704	$6,513	$8,704

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Average investment in impaired loans	$15,959	$9,349	$16,518	$11,318
Interest income recognized on impaired loans including interest income recognized on cash basis	248	116	850	371
Interest income recognized on impaired loans on cash basis	248	116	850	371
Information regarding impaired loans at September 30, 2007 and December 31, 2006 was as follows:

	9/30/07	12/31/06
Balance impaired loans	$15,171	$16,746

Less portion for which no allowance for loan losses is allocated	(8,169)	(9,667)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$7,002	$7,079

Portion of allowance for loan losses allocated to impaired loans	$2,161	$3,856

Nonperforming loans were as follows:

	9/30/07	12/31/06
Loans past due over 90 days still on accrual	$562	$2,717
Nonaccrual	$8,220	$7,576
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic
Net Income	$1,467	$1,286	$4,697	$4,549

Weighted average common shares outstanding	5,389,300	5,471,300	5,424,843	5,538,517

Basic earnings per common share	$0.27	$0.24	$0.87	$0.82

Diluted
Net Income	$1,467	$1,286	$4,697	$4,549

Weighted average common shares outstanding for basic earnings per common share	5,389,300	5,471,300	5,424,843	5,538,517
Add: Dilutive effects of assumed exercises of stock options	—	—	—	24

Average shares and dilutive potential common shares outstanding	5,389,300	5,471,300	5,424,843	5,538,541

Diluted earnings per common share	$0.27	$0.24	$0.87	$0.82

Stock options for 39,000 shares of common stock, for the quarter and for the nine months ended September 30, 2007, were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 13,300 shares of common stock, for the nine months ended September 30, 2006, and stock options for 39,000 shares of common stock for the quarter ended September 30, 2006 were not considered in computing diluted earnings per common share because they were antidilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Federal Home Loan Bank Advances
The Corporation has a $40 million Cash Management Advance line of credit with the Federal Home Loan Bank. The Corporation had no advances outstanding on this line as of September 30, 2007 and December 31, 2006. The Corporation also has an $80 million Repo Advance line, with $35,800 in advances outstanding on this line as of September 30, 2007 and $38,510 at December 31, 2006.
The Corporation has fixed-rate advances from the Federal Home Loan Bank. Fixed rate advances are utilized to fund specific loans with certain prepayment of principal permitted without penalty. The Corporation has $50,000 in advances for the period ended September 30, 2007 and $0 at December 31, 2006.
In addition to the borrowings, the Corporation has outstanding letters of credit with the Federal Home Loan Bank totaling $17,600 for the period ended September 30, 2007 and $19,600 at year-end 2006. The letters of credit are used for pledging against public funds. Federal Home Loan Bank borrowings and the letters of credit are collateralized by Federal Home Loan Bank stock and by $116,251 and $78,997 of residential mortgage loans under a blanket lien arrangement for the period ended September 30, 2007 and at year-end 2006.
(7) Commitments, Contingencies and Off-Balance Sheet Risk
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2007 and December 31, 2006.

	Contract Amount
	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitment to extend credit:
Lines of credit and construction loans	$10,796	$64,607	$11,065	$64,371
Overdraft protection	—	11,385	—	11,180
Letters of credit	97	3,880	20	3,844

	$10,893	$79,872	$11,085	$79,395

Commitments to make loans are generally made for a period of one year or less, but may extend up to 30 years. Fixed rate loan commitments referred to above had interest rates ranging from 5.00% to 10.25% at September 30, 2007 and 4.00% to 10.25% at December 31, 2006.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended September 30, 2007 and December 31, 2006 approximated $4,283 and $6,123.
(8) Pension Information
     Net periodic pension expense for:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Service cost	$79	$248	$448	$672
Interest cost	83	159	465	428
Expected return on plan assets	(82)	(127)	(462)	(343)
Other components	7	35	38	93

Net periodic pension cost	$87	$315	$489	$850

The total amount of contributions expected to be paid by the Corporation in 2007 total $312, compared to $630 in 2006. Also, effective January 1, 2007, no new employees will be added to the retirement plan.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(9) Stock Options
Options to buy stock may be granted to directors, officers and employees under the stock option plan, which provides for issue of up to 225,000 options. Exercise price is the market price at date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first nine months of 2007 or 2006. Additionally, no stock options became vested during the first nine months of 2007 and 2006.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Nine months ended September		Nine months ended September
	30, 2007		30, 2006
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	39,000	$25.44

Options exercisable, end of period	39,000	$25.44

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	25,700	4yrs. 9mos.	$20.50
$35.00	13,300	5yrs. 6.5mos.	$35.00

Outstanding at year-end	39,000	5yrs. 0mos.	$25.44

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of September 30, 2007 and December 31, 2006, the intrinsic value of the stock options was $0.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(10) Income Taxes
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
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. There have been no significant changes in the Corporation’s unrecognized tax positions since adopting FIN 48 on January 1, 2007. The Corporation did not have any amounts accrued for interest and penalties at September 30, 2007.
(11) Merger
On June 7, 2007, the Corporation signed an agreement to acquire Futura Banc Corporation (“Futura”), a bank holding company headquartered in Urbana, Ohio. The shareholders of Futura will be able to elect to receive approximately 1.1726 shares of the Corporation’s common shares, $23.00 in cash or a combination of 80 percent stock and 20 percent cash for each share of Futura stock, subject to limitations on the amount of stock to be issued and cash to be paid in the transaction. At the time of the merger, it is anticipated that Futura’s subsidiary, Champaign National Bank, will be merged into the Corporation’s bank subsidiary, Citizens Banking Company. The merger is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2007. The total assets of Futura are approximately $279,000 as of March 31, 2007.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(12) Subsequent Events
On October 5, 2007, Citizens assumed the insured deposits of Miami Valley Bank, headquartered in Lakeview, Ohio. The Corporation has agreed to assume approximately $57 million of the failed bank’s insured deposits for a two percent premium, or approximately $1,129. The premium will be amortized to expense over the expected life of the deposits using an accelerated method. Per the agreement with the FDIC, Citizens has an option to purchase pools of loans. Management is currently reviewing the loan pools, with a decision on which, if any, loan pools will be purchased expected by mid-November. The failed bank’s two offices, located in Lakeview and Quincy, reopened as branches of Citizens. Like the loan pools, Citizens has an option to purchase one or both of the branch offices.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2007, compared to December 31, 2006 and the consolidated results of operations for the three month and nine month periods ending September 30, 2007 compared to the same periods in 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at September 30, 2007 were $776,564 compared to $748,986 at December 31, 2006, which was an increase of $27,578. The increase in assets was primarily due to loan growth, offset by a reduction in cash and securities. A more detailed examination of the increase in total assets follows.
Net loans have increased $33,151, or 6.0 percent since December 31, 2006. The residential real estate and commercial and agricultural portfolios increased by $34,146 and $4,734, respectively. The real estate construction and commercial real estate portfolio decreased by $2,039 and $4,109, respectively, while consumer, leases and other loans decreased a total of $1,144. In the first half of 2007, the Corporation continued a modified real estate loan

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
program that was used in 2006 to successfully increase the loan portfolio. The program offered competitive rates as well as the waiving of certain fees on the loans added to the loan portfolio and ended June 30, 2007. The Corporation continues to offer a similar program to the program used in the first half of 2007, which is available to realtor referred loans and loans obtained from new residential housing developments, but only closing costs are waived. The installment loan portfolio continued to decline in 2007, partially due to consumers consolidating their consumer loans with home equity lines of credit and/or first or second mortgages at other financial institutions or lending institutions. Also, with products such as same as cash loans, there are alternatives in the market place that are being used by consumers rather than the traditional consumer lending that the Corporation offers. In an effort to offset this decline in the installment loan portfolio, the Corporation continues to examine offering new consumer lending products.
The Corporation had no loans held for sale at September 30, 2007 or December 31, 2006. At September 30, 2007, the net loan to deposit ratio was 105.7 percent compared to 97.3 percent at December 31, 2006.
For the nine months of operations in 2007, $1,154 was placed into the allowance for loan losses from earnings compared to $729 for the same period of 2006. An increase in net charge-offs of $1,269 was experienced from 2006 to 2007, as the amount of loans charged-off increased. Charge-offs in 2007 were greater due to loans charged off in the commercial and agriculture loan and commercial real estate loan portfolios. Non-accrual loans increased $644 from December 31, 2006 to September 30, 2007. Impaired loans decreased, from $16,746 at December 31, 2006 to $15,171 at September 30, 2007, as three customer relationships were charged off during the third quarter of 2007. Efforts are continually made to examine both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, and general reserves based on the composition and overall level of the loan portfolio and historical charge-off activity.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The September 30, 2007 allowance for loan losses as a percent of total loans was 1.10 percent, compared to 1.45 percent at December 31, 2006.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
At September 30, 2007, available for sale securities totaled $104,604, a decrease of $3,770 from December 31, 2006. The decrease in securities was due to paydowns, calls, and maturities of its portfolio. Funds not used to replace these securities were used primarily to fund the increase in the loan portfolio as a result of the continued loan program described above. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of September 30, 2007, the Corporation was in compliance with all pledging requirements. Bank stocks increased from December 31, 2006, due to Federal Home Loan Bank dividends received.
Bank owned life insurance (BOLI) increased $403 from December 31, 2006 due to income earned on the investment. The purchase of BOLI is an alternative to replacing maturing securities.
Office premises and equipment, net, have decreased $37 from December 31, 2006 to September 30, 2007. The decrease in office premises and equipment is attributed to new purchases of $660, depreciation of $629, and disposals of $68. During the third quarter of 2007, the Corporation placed $61 of available for sale equipment back into service. In addition, during the third quarter of 2007, the Corporation recorded a charge of $60 related to the impairment of available for sale buildings and is included in other non-interest income on the financial statements. This charge was based on the amount by which the carrying amount of the property exceeded its fair value. The method used for determining fair value was an appraisal of the property by a state certified appraiser.
Total deposits at September 30, 2007 decreased $12,901 from year-end 2006. Noninterest-bearing deposits decreased $5,243 from year-end 2006 while interest-bearing deposits, including savings and time deposits, decreased $7,658 from December 31, 2006. The interest-bearing deposit decrease was due primarily to decreases in savings accounts. Savings accounts declined as customers used funds from savings to invest in other, higher yielding financial instruments. The year-to-date average balance of total deposits decreased $13,082 compared to the average balance of the same period 2006. This decrease in average balance was due to declines in savings and non-interest bearing deposits, offset by increases in time deposits and interest-bearing demand accounts. Citizens offers competitive rates on their time-deposits, but generally will not pay an above-market-rate to prevent deposits from leaving Citizens. The year-to-date 2007 average balance of savings deposits has decreased $18,246 compared to the average balance of the same period for 2006. The current average rate of savings deposits was 0.33% at September 30, 2007 compared to 0.43% at September 30, 2006. The year-to-date 2007 average balance of time certificates has increased $4,017 compared to the average balance for the same period for 2006. Additionally, the year-to-date 2007 average balances compared to the same period in 2006 of demand deposits decreased $5,132, while interest-bearing demand accounts increased $3,586, and Money Market Savings increased $2,693.
Total borrowed funds have increased $40,367 from December 31, 2006 to September 30, 2007. At September 30, 2007, the Corporation had $86,095 in outstanding Federal Home Loan Bank

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
advances compared to $38,916 at December 31, 2006. The Corporation increased FHLB borrowings as a result of loan growth and declines in deposits since the end of 2006. In an effort to reduce interest expense on borrowings, the Corporation completed four transactions in the first quarter and one in the third quarter of 2007. First, Citizens obtained two long-term FHLB advances. The first advance is a $15,000, thirty-six month advance that has a fixed rate of 4.78%, and is callable after nine months. The second advance is a $15,000 forty-two month advance with a fixed rate of 4.66% rate, and is callable after twelve months. These two transactions enabled Citizens to reduce overnight funding by $30,000. The average rate on the overnight funding for the first quarter was approximately 5.25%. Citizens obtained a third long-term FHLB advance in the third quarter of 2007, this advance is a $20,000 sixty month advance with a fixed rate of 4.40%, and is callable after twenty-four months. This transaction reduced overnight funding by $20,000. The Corporation issued, in March, $5,000 of 6.95% floating rate trust preferred securities through special purpose entities as part of pooled offerings of such securities. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. This new issuance replaced a $5,000, 8.96% floating rate trust preferred issuance that was called by the Corporation. During the third quarter of 2007, a $6,000 note outstanding with other financial institutions matured. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $378 and U.S. Treasury Tax Demand Notes have decreased $434 from December 31, 2006 to September 30, 2007.
Shareholders’ equity at September 30, 2007 was $76,889, or 9.9 percent of total assets, compared to $79,472 at December 31, 2006, or 10.6 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $4,697, less dividends paid of $4,618, dividends declared of $1,455, purchases of treasury stock through the stock repurchase plan, of $1,628, and the increase in the market value of securities available for sale, net of tax, of $421. The Corporation paid cash dividends totaling $.85 per common share during the first nine months of 2007, as compared to $.84 per common share during the same period of 2006. Total outstanding shares at September 30, 2007 were 5,389,300 compared to 5,471,300 at September 30, 2006.
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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Results of Operations
Nine Months Ended September 30, 2007 and 2006
Net income for the nine months ended September 30, 2007 was $4,697, or $.87 per basic and diluted share compared to $4,549 or $.82 per basic and diluted share for the same period in 2006. This was an increase of $148, or 3.3 percent. Some of the reasons for the changes are explained below.
Total interest income for the nine months of 2007 increased by $2,557, or 7.5 percent compared to the same period in 2006. The average rate on earning assets on a tax equivalent basis was 7.10% for the first nine months of 2007 and was 6.80 % for the first nine months of 2006. The increase in yield is primarily due to a seventy-one basis point increase in yield on taxable investment securities and to a five basis point increase in loans. Total interest expense for the first nine months of 2007 has increased by $3,685, or 32.8 percent compared to the same period of 2006. The increase of interest expense is due to the increase in the interest rates in 2007 on all interest-bearing liabilities. Interest on deposits increased $2,099 compared to 2006, as the average rate paid on interest-bearing deposits increased from 2.24% in 2006 to 2.87% in 2007, offsetting the decline in balance the Corporation experienced on its deposits. Interest expense on Federal Home Loan Bank borrowings increased $1,512 compared to the first nine months of 2006, due to both the increase in rate paid on these borrowings and the increase in balance of the borrowings. As stated earlier, Citizens financed three long-term borrowings from the FHLB, totaling $50,000, in an effort to reduce the rate paid on FHLB borrowings going forward. The rate paid on total FHLB borrowings in the first nine months of 2007 increased 127 basis points compared to the first nine months in 2006. Interest expense on trust preferred securities decreased $23 in the first nine months of 2007 compared to the first nine months of 2006. The Corporation called a trust preferred issuance, with a rate of 8.96%, in the first quarter and issued a trust preferred issuance, with a rate of 6.95%, in order to reduce interest expense on its trust preferred portfolio. Interest on other borrowings increased $97 as rates increased during 2007. The net interest margin on a tax equivalent basis was 4.23% for the nine-month period ended September 30, 2007 and 4.58% for the same period ended September 30, 2006.
Noninterest income for the first nine months of 2007 totaled $5,448, compared to $4,743 for the same period of 2006, an increase of $705. Service charges paid to Citizens increased $234 compared to 2006, primarily due to two reasons. Citizens revamped personal checking account offerings in December of 2006, which include value added features. Citizens also provided a re-disclosure of its Check Protect Policy in the third quarter of 2006. Both of these enhancements led to increased product usage and the associated fees. Revenue from computer operations decreased in 2007, down $118 from the first nine months of 2006 due to a decrease in the number of financial institutions for which processing is provided. Trust fees grew $186 in the first nine months of 2007 compared to the same period in 2006 as the assets under Trust management continued to grow. Revenue from bank owned life insurance increased $216 for the first nine months of 2007 compared to the same period in

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
2006. The Corporation purchased $10,000 of bank owned life insurance late in the second quarter of 2006. Other non-interest income increased $187 compared to 2006, primarily due to the following. Sales of other real estate on which the Corporation recognized losses of $160 for the first nine months of 2007 compared to losses of $631 for the first nine months of 2006. The sale of fixed assets in the first nine months of 2007 at a small loss compared to the sale of a building that had been used as a storage facility for a $148 gain in the first nine months of 2006, which led to a decrease of $152 from last year. As discussed, the Corporation incurred an impairment loss on available for sale fixed assets of $60 for the first nine months of 2007. Additionally, Citizens had $36 less in income from the sale of wholesale mortgages, as real estate mortgage loans are being kept in the loan portfolio.
Noninterest expense for the nine months ended September 30, 2007 totaled $19,413 compared to $20,329 for the same period in 2006. This was a decrease of $916, or 4.5 percent. Salaries and wages decreased $460, or 5.4 percent compared to the first nine months of 2006. The decrease in salaries was attributable to a decrease in wage expense for deferred loan costs offset by an increase in commission expense related to growth of Citizens’ loan portfolio. Benefits decreased $345, as the Corporation had decreases in pension plan expenses, and slight increases in its self-insured health plan costs. The pension costs were lower in the first nine months of 2007, compared to 2006, due reduced service cost and an increase in the return on plan assets. Net occupancy expense decreased $57 for the first nine months of 2007, compared to the first nine months of 2006, primarily due to reduced building repairs and maintenance. Equipment expense decreased $104 as a result of decreased depreciation costs as some assets have become fully depreciated. The Corporation renegotiated its contract with its processing provider, thereby reducing computer processing expense by $117 compared to last year. State franchise taxes increased $112 for the first nine months of 2007, compared to the first nine months of 2006. In 2006 Citizens paid a special dividend to the holding company for a tender offer, which reduced its state franchise tax liability. Amortizations of intangible assets and courier expenses have each increased minimally. Professional services expenses decreased for the first nine months of 2007 compared to the same period in 2006 by $89. The decrease is primarily due to a reduction of legal costs for the first nine months of 2007 compared to the first nine months of 2006. In the first quarter of 2006, the Corporation paid legal costs to complete a tender offer. Finally, other operating expenses increased $118 from 2006 to 2007. The increase is primarily due to an increase in advertising expense of $83 for the first nine months of 2007 as compared to the same period in 2006. In the third quarter of 2006, the Corporation began working on a campaign with a consulting firm to create new services, products and a “Brand Name”, as a result of which, an advertising campaign was launched in the second quarter of 2007.
Income tax expense for the first nine months of 2007 totaled $1,924 compared to $2,004 for the first nine months of 2006. This was a decrease of $80, or 4.0 percent. The decrease in the federal income taxes is a result of an increase in non-taxable BOLI income of $216. The effective tax rates for the nine-month periods ended September 30, 2007 and September 30, 2006, at 29.1 percent and 30.6 percent, respectively. Non-taxable BOLI income contributed to the decrease in the effective tax rate.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Three Months Ended September 30, 2007 and 2006
Net income for the three months ended September 30, 2007 was $1,467 or $.27 per basic and diluted share compared to $1,286 or $.24 per basic and diluted share for the same period in 2006. This was an increase of $181, or 14.1 percent. Some of the reasons for the changes are explained below.
Total interest income for the third quarter of 2007 increased $943, or 8.1 percent compared to the same period in 2006. The average rate on earning assets on a tax equivalent basis for the third quarter of 2007 was 7.12% and 6.98% for the third quarter of 2006. The increase in yield in the third quarter, as for the first nine months, is due to the change in the interest rate environment in which the Corporation has operated in 2007. Interest rate increases in 2007 have had a positive effect on the Corporation’s earning asset portfolio. Interest and fees on loans increased $760, or 7.3 percent compared to the same period in 2006. This increase is due to the continued increase in average yield of the loan portfolio. Interest on securities increased $176 in the third quarter 2007 compared to the third quarter of 2006 due to the Corporation replacing lower yielding securities as they mature. The yield increased seventy-three basis points in the third quarter of 2007 compared to the same period in 2006. Total interest expense for the third quarter of 2007 increased $1,166, or 28.0 percent compared to the same period of 2006. The increase of interest expense is due to the increase in the interest rate paid on the deposit balances, as well as the Corporation’s borrowings. Interest on deposits increased $556 compared to 2006, as the rate paid on deposits increased from 2.06% in 2006 to 2.50% in 2007. Interest expense on FHLB borrowings increased $678 compared to the third quarter of 2006 primarily due to the increase in balance and rate paid on the overnight borrowings, which the Corporation has been using to fund the loan growth. Interest on subordinated debentures decreased $29 as the rate decreased compared to the rate paid during the third quarter 2006. Interest on other borrowings decreased $39 as a note payable matured during the third quarter of 2007 on the Corporation’s other borrowings. The average rate on interest-bearing liabilities for the third quarter of 2007 was 3.54% compared to 2.94% for the same period of 2006. The net interest margin on a tax equivalent basis was 4.12% for September 30, 2007 and 4.51% for September 30, 2006.
Noninterest income for the third quarter of 2007 totaled $1,818, compared to $1,296 for the same period of 2006, an increase of $522. The primary cause of the increase was due to sales of other real estate on which the Corporation recognized losses of $28 in the third quarter of 2007 compared to losses of $555 in 2006. Service charge fees increased $32 in the third quarter 2007 compared to the same period in 2006. As discussed, Citizens revamped personal checking account offerings in December of 2006, providing value added features which enhanced monthly maintenance fees. Citizens also provided a re-disclosure of its Check Protect Policy in the third quarter of 2006. Trust fees increased $58 as the Trust department continued to grow its asset portfolio in the third quarter of 2007 compared to the third quarter of 2006. ATM fees, net gain on sale of securities, and computer processing fees all decreased slightly in the third quarter 2007 compared to the third quarter 2006. BOLI income decreased $11 in the third quarter of 2007 compared to the same period in 2006. The

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Corporation purchased BOLI late in the second quarter of 2006. Other fees declined $72 for the third quarter 2007 compared to the same period in 2006. As discussed, the Corporation recorded a charge of $60 related to the impairment of available for sale buildings in the third quarter of 2007.
Noninterest expense for the quarter ended September 30, 2007 totaled $6,258 compared to $6,717 for the same period in 2006. This was a decrease of $459, or 6.8 percent. Salaries and wages decreased $304, or 10.4 percent compared to the third quarter of 2006. The decrease in salaries was attributable to a decrease in wage expense for deferred loan costs. Benefits decreased $201 in the third quarter of 2007 compared to the third quarter 2006. The decrease in benefits is due to the decrease in the costs of the Corporation’s defined pension plan. For the third quarter, the cost of the plan decreased $228 compared to the third quarter of 2006. Net occupancy expense decreased $23 for the third quarter of 2007 compared to the third quarter 2006. This decline was primarily due to reduced building repairs and maintenance. Equipment expense increased $7 in the third quarter of 2007 compared to the third quarter of 2006. Computer processing expense decreased by $14 during the third quarter of 2007 compared to the third quarter of 2006. State franchise taxes increased $59 compared to the third quarter of 2006, primarily because as noted above, Citizens paid a special dividend to the holding company for a tender offer to repurchase stock, which reduced its state franchise tax liability. Professional services expenses decreased $115 during the third quarter 2007 compared to the third quarter 2006. The decrease was primarily due to the completion of consulting services for the Corporation’s campaign with a consulting firm to create new services, products and a “Brand Name” and by a decrease in legal costs paid to complete the tender offer in the first quarter of 2006. The Corporation’s amortization of intangible assets decreased slightly compared to the third quarter of 2006. Finally, other operating expenses increased $139 in the third quarter 2007 compared to the same period in 2006. The increase was due to advertising and promotional expenses, stationary and supplies and deferred issue costs. The additional advertising and promotional and stationary and supplies expenses were needed to introduce the public to the modified real estate loan programs, promote Citizens revamped personal checking account offerings and to change and restock office supplies in response to the Corporation’s new “Brand Name”. As discussed, the Corporation called a floating rate trust preferred issuance in the first quarter of 2007, as a result of which, unamortized deferred costs was charged to income.
Income tax expense for the third quarter totaled $615 compared to $552 for the same period in 2006. The effective tax rates for the three-month periods ended September 30, 2007 and September 30, 2006, were 29.5 percent and 30.0 percent, respectively. Non-taxable BOLI income contributed to the decrease in the effective tax.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $76,889, at September 30, 2007 compared to $79,472 at December 31, 2006. All of the capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	9/30/07	12/31/2006	Purposes	Provisions
Tier I Risk Based Capital	10.0%	10.4%	4.0%	6.0%
Total Risk Based Capital	13.4%	13.9%	8.0%	10.0%
Leverage Ratio	8.0%	8.1%	4.0%	5.0%
The Corporation paid a cash dividend of $.29 per common share each on February 1, and May 1, 2007, and a cash dividend of $.27 per common share on August 1, 2007, and $.28 per common share on each of February 1, May 1 and August 1, 2006.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. At September 30, 2007, securities with maturities of one year or less totaled $39,524, or 37.8 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the nine months ended September 30, 2007 was $5,808. This includes net income of $4,697 plus net adjustments of $1,111 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(30,206) for the nine months ended September 30, 2007. The use of cash from investing activities is primarily due to two areas, loans and securities. The Corporation had a net decrease in cash of $34,386 due to the growth of the loan portfolio. Cash received from maturing and called securities totaled $34,459. This increase in cash was offset by the purchase of securities of $30,053. Cash from financing activities in the first nine months of 2007 totaled $21,220. This increase in cash is due to increases in long-term FHLB advances used to mitigate interest expense. Cash received from long-term FHLB advances totaled $50,000. This increase was offset by decreases in FHLB overnight funds, run-off on deposit accounts and maturity of a note payable of $2,709, $12,901 and $6,000, respectively. Cash from investing activities was less

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
than cash from operating and financing activities by $3,178, which resulted in a decrease in cash and cash equivalents to $14,682.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of September 30, 2007, Citizens had total credit availability with the FHLB of $149,628 of which $86,095 was outstanding.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006 and September 30, 2007, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2006 or September 30, 2007. Expected maturity date values for interest-

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	September 30, 2007			December 31, 2006
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	54,626	(29,268)	-35%	86,438	(15,369)	-15%
+100bp	70,152	(13,742)	-16%	95,100	(6,707)	-7%
Base	83,894	—	—	101,807	—	—
-100bp	95,014	11,120	13%	106,590	4,783	5%
-200bp	103,761	19,867	24%	108,015	6,208	6%
The change in net portfolio value from December 31, 2006 to September 30, 2007, is primarily a result of two factors. While the entire curve has moved down, the largest decreases were on the short end of the curve. Therefore, the overall slope of the yield curve has changed from inverted to a normal slope. Additionally, the Corporation’s balance sheet mix has shifted due to increases in the loan portfolio funded by increased usage of borrowed funds. As a result, the Corporation has seen a decrease in the base level of net portfolio value, due to an increase in the fair value of its liabilities, particularly borrowed funds. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change would lead to an increase in the net portfolio value as the fair value of assets would increase faster than the fair value of the liabilities.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including The Chief Executive Officer and

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s fiscal quarter ended September 30,2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006, as supplemented by the additional risk factors presented in the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2007. Such risk factors could materially affect First Citizens’ business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Exhibit 11.1             Statement regarding earnings per share (included in Note 5 to the Consolidated Financial Statements)
Exhibit No. 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit No. 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit No. 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

First Citizens Banc Corp
Signatures
Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Citizens Banc Corp

/s/ David A. Voight	November 9, 2007

David A. Voight President, Chief Executive Officer	Date

/s/ Todd A. Michel	November 9, 2007

Todd A. Michel	Date
Senior Vice President, Principal Accounting Officer

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

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

10.8	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.9	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share (included in Note 5 to the Consolidated Financial Statements)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.