Form 10-K
period 2007-12-31
FIRST CITIZENS BANC CORP /OH
filed 2008-03-17
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, No par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2007 was $81,717,144.
As of February 28, 2008, there were 7,707,917 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2007 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act on March 17, 2008, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a) General Development of Business
FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. The Corporation’s office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $1,119,257 at December 31, 2007. FCBC and its subsidiaries are referred to together as the Corporation. In addition to the subsidiaries listed below, the Corporation also has five wholly owned special purpose entities that are accounted for using the equity method based on their nature and purpose.
THE CITIZENS BANKING COMPANY (Citizens), owned by the Corporation since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. In the third quarter of 2006, Mr. Money Finance Company (Mr. Money), a wholly-owned subsidiary of Citizens, was merged with and into Citizens. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and prior to 2007 operated branch banking offices in the following Ohio communities; Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, and Shiloh. The completion of the acquisition of Champaign Bank and the assumption of the deposits of Miami Valley Bank expanded the bank’s market area to include branch banking offices in Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates loan production offices in Marion, Ohio, Port Clinton, Ohio and Marysville, Ohio. Citizens accounts for 99.3% of the Corporation’s consolidated assets at December 31, 2007.
SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. SCC began as a joint venture of three local Sandusky, Ohio banks in 1966, SCC provides item-processing services for financial institutions, including Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. On June 19, 1999, SCC entered into an agreement with Jack Henry & Associates, Inc. (JHA), whereby SCC agreed to sell all of its contracts for providing data processing services to community banks to JHA. JHA agreed to pay SCC a fee based upon annual net revenue under a new JHA contract for each bank that signed a five-year contract with JHA by January 31, 2000. This subsidiary accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2007.
FIRST CITIZENS INSURANCE AGENCY INC. (Insurance Agency) was also formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2007.
WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2007.
CHAMPAIGN INVESTMENT COMPANY (CIC) was acquired in 2007 via the Futura acquisition and is licensed as a fully disclosed broker and dealer in securities. The Corporation is in the process of dissolving this entity.
FIRST CITIZENS INVESTMENTS, INC (FCI) was formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Citizens to hold and manage its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

FIRST CITIZENS CAPITAL LLC (FCC) was also formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Citizens to hold inter-company debt that is eliminated in consolidation.  The operations of FCC are located in Wilmington, Delaware.
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
(c) Narrative Description of Business
General
The Corporation’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Champaign, Franklin, Logan, Union, Summit, Huron, Marion, Ottawa, and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.
Interest and fees on loans accounted for 77% of total revenue for 2007, 77% of total revenue for 2006, and 73% of total revenue in 2005. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 43% of the total loan portfolio in 2007, 42% of the total loan portfolio in 2006, and 39% of the total loan portfolio in 2005. Commercial real estate loans comprised 38% of the total loan portfolio in 2007, 39% in 2006, and 37% in 2005. Commercial and agricultural loans comprised 12% of the total loan portfolio in 2007, 10% in 2006 and 13% in 2005. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.
On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the subsidiary bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2007, Citizens is unable to pay dividends to the Corporation without obtaining regulatory approval. Earnings have been sufficient to support asset growth at the subsidiary bank and at the same time provide funds to FCBC for shareholder dividends.
The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.
In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.
Competition
The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Union, Summit, Huron, Marion, Ottawa, and Richland counties. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. A growing nontraditional source of competition for loan and deposit dollars comes from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

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
Capital Guidelines. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. Both FCBC and its subsidiary bank had risk-based capital ratios above “well capitalized” requirements at December 31, 2007.
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
Statistical Information
The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2007 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2007, 2006 and 2005 is included on pages 14 through 16 — “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2007 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2007	2006	2005
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,723	$87,379	$97,815
Corporate bonds	—	—	—
Obligations of states and political subdivisions	28,441	16,971	22,809
Mortgage-backed securities	19,706	3,543	5,021

Total debt securities	143,870	107,893	125,645

Equity securities	481	481	481

Total	$144,351	$108,374	$126,126

Held to Maturity (1)

Mortgage-backed securities	$—	$4	$8

(1)	The Corporation has no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.
The following tables set forth the maturities of securities at December 31, 2007 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			Maturing after one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,291	4.77%	$47,483	5.20%	$10,950	5.21%	$—	—%
Obligations of states and political subdivisions (1)	5,211	5.81	11,036	4.74	6,620	4.49	5,573	6.03
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities	166	4.83	5,066	4.89	370	3.97	14,104	6.02

Total	$42,668	4.89%	$63,585	5.09%	$17,940	4.92%	$19,677	6.02%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.
III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial and agricultural	$96,385	$56,789	$65,903	$76,469	$51,146
Commercial real estate	299,005	218,084	195,983	202,616	158,125
Residential real estate	343,160	234,344	206,411	228,467	205,635
Real estate construction	33,480	28,294	29,712	25,315	22,708
Consumer	20,359	19,909	25,268	32,807	24,765
Leases	185	267	615	1,723	2,293
Credit card and other	2,467	341	632	1,213	4,977

	$795,041	$558,028	$524,524	$568,610	$469,649

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
Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2007 and 2006, the Corporation was contingently liable for $1,582,000 and $3,864,000 of letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2007 and 2006, Citizens had commitments to extend credit in the aggregate amounts of approximately $121,652,000 and $86,616,000, respectively. Of these amounts, $110,259,000 and $75,436,000 represented lines of credit and construction loans, and $11,393,000 and $11,180,000 represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2007 and 2006.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2007, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)

Commercial and agricultural	$26,431	$35,565	$34,389	$96,385
Commercial real estate	24,027	27,451	247,527	299,005
Real estate construction	8,283	7,075	18,122	33,480

	$58,741	$70,091	$300,038	$428,870

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)

Due after one but within five years	$38,263	$31,828
Due after five years	101,488	198,550

	$139,751	$230,378

The preceding maturity information is based on contract terms at December 31, 2007 and does not include any possible “rollover” at maturity date. In the normal course of business, the Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.
Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$9,308	$7,576	$14,401	$8,273	$3,204

Loans contractually past due 90 days or more as to principal or interest payments (2)	2,423	2,717	331	318	3,206

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	2,435	3,291	—	—	87

Total	$14,166	$13,584	$14,732	$8,591	$6,497

Impaired loans included in above totals	3,757	3,934	6,597	4,281	420
Impaired loans not included in above totals	9,208	12,812	7,072	11,149	5,945

Total impaired loans	$12,965	$16,746	$13,669	$15,430	$6,365

There are no loans as of December 31, 2007, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2007.

(1)	Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
Interest income recognition associated with impaired loans was as follows.

	(Dollars in thousands)
	2007	2006	2005	2004	2003
Interest income on impaired loans, including interest income recognized on a cash basis	$1,008	$533	$530	$471	$409

Interest income on impaired loans recognized on a cash basis	$1,008	$533	$530	$471	$409

There were no foreign outstandings for any period presented.
No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$586,889	$539,241	$544,791	$507,164	$445,205

Allowance for loan losses at beginning of year	$8,060	$9,212	$11,706	$6,308	$6,325
Loan charge-offs:
Commercial and agricultural and commercial real estate	2,538	2,185	3,038	1,173	344
Real estate mortgage	711	416	1,420	884	873
Real estate construction	29	—	—	—	—
Consumer	750	865	1,223	810	1,056
Leases	—	—	—	—	—
Credit card and other	—	—	25	21	83

	4,028	3,466	5,706	2,888	2,356

Recoveries of loans previously Charged-off:
Commercial and agricultural and commercial real estate	552	256	819	187	37
Real estate mortgage	173	443	671	190	43
Real estate construction	7	—	—	—	—
Consumer	311	479	584	329	290
Leases	—	—	—	—	—
Credit card and other	2	8	15	29	25

	1,045	1,186	2,089	735	395

Net charge-offs (1)	(2,983)	(2,280)	(3,617)	(2,153)	(1,961)
Balance from acquisition	1,277	—	—	5,746	—
Provision for loan losses (2)	1,020	1,128	1,123	1,805	1,944

Allowance for loan losses at end of year	$7,374	$8,060	$9,212	$11,706	$6,308

Allowance for loan losses as a percent of loans at year-end	0.93%	1.45%	1.76%	2.06%	1.34%

Ratio of net charge-offs during the year to average loans outstanding	0.52%	0.42%	0.66%	0.43%	0.44%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2007		2006
		Percentage		Percentage
		of loans to		of loans to
(Dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$1,885	12.4%	$1,742	10.2%
Commercial real estate	2,630	37.7	3,230	39.1
Real estate mortgage	1,422	43.0	1,458	42.0
Real estate construction	150	4.1	1,037	5.1
Consumer	371	2.5	357	3.5
Credit card and other	—	0.3	—	0.0
Leases	—	0.0	—	0.1
Unallocated	916	—	236	—

	$7,374	100.0%	$8,060	100.0%

	2005		2004
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
Commercial and agricultural	$3,049	12.6%	$3,227	13.5%
Commercial real estate	3,645	37.4	5,097	35.6
Real estate mortgage	1,395	39.3	2,067	40.1
Real estate construction	279	5.7	67	4.5
Consumer	433	4.8	1,175	5.8
Credit card and other	—	0.1	15	0.2
Leases	—	0.1	9	0.3
Unallocated	411	—	49	—

	$9,212	100.0%	$11,706	100.0%

	2003
		Percentage
		of loans to
	Allowance	total loans
Commercial and agricultural	$1,153	10.9%
Commercial real estate	1,946	33.7
Real estate mortgage	1,173	43.8
Real estate construction	87	4.8
Consumer	314	5.3
Credit card and other	—	1.0
Leases	7	0.5
Unallocated	1,628	—

	$6,308	100.0%

First Citizens Banc Corp’s banking subsidiary measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan and lease losses to total loans decreased from 1.45% in 2006 to 0.93% in 2007. The unallocated reserve of First Citizens Banc Corp and its affiliates has increased from $236 in 2006 to $916 in 2007. The acquisition of Futura and its reserves contributed to the increase in the unallocated reserve. Factors in the determination of the unallocated reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. In 2007, compared to 2006, these factors worsened in the aggregate, resulting in an increase of the unallocated reserves.
As the loan portfolio continues to shift towards more real estate loans, the allocation of the reserve to these loans has also grown slightly. Consumer loss allocation increased in 2007. Although the volume of this piece of the loan portfolio decreased, the credit quality of these loans has worsened over the past few years, which is evidenced by increased net charge-offs.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$89,171	N/A	$92,382	N/A	$98,228	N/A
Interest-bearing demand deposits	100,471	2.46%	95,227	1.87%	98,258	1.13%
Savings, including Money Market deposit accounts	150,467	1.03%	156,495	0.85%	181,310	0.64%
Certificates of deposit, including IRA’s	234,024	4.29%	222,480	3.58%	231,768	2.56%

	$574,133		$566,584		$609,564

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2007 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$20,969	$636	$21,605
Over 3 through 6 months	20,586	1,199	21,785
Over 6 through 12 months	24,582	1,493	26,075
Over 12 months	19,403	2,680	22,083

	$85,540	$6,008	$91,548

Return on Equity and Assets
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders. The dividend payout ratio was 89.6% in 2007, 100.0% in 2006 and 97.4% in 2005.
Short-term Borrowings
See Note 11 to the consolidated financial statements (located at page 52 of the Annual Report to Shareholders) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 14 and 16 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2007, 2006, and 2005.
Item 1A. Risk Factors
CHANGING ECONOMIC CONDITIONS AND THE GEOGRAPHIC CONCENTRATION OF OUR MARKETS MAY UNFAVORABLY IMPACT US.
Our operations are concentrated in eleven counties in North/Central and Central Ohio. As a result of this geographic concentration in contiguous markets, our results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or more of these markets could result in one or more of the following:
-	an increase in loan delinquencies;

-	an increase in problem assets and foreclosures;

-	a decrease in the demand for our products and services; and

-	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

OUR ABILITY TO SUCCESSFULLY INTEGRATE OPERATIONS OF FUTURA BANC CORP. AND ITS SUBSIDIARIES
The earnings, financial condition and prospects of The Corporation after the merger will depend in part on The Corporation’s ability to integrate successfully the operations of Futura and its subsidiaries and to continue to implement its own business plan. The Corporation may not be able to achieve fully the strategic objectives and operating efficiencies in the merger. The costs or difficulties relating to the integration of Futura and its subsidiaries with The Corporation’s organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity. In addition, the markets and industries in which The Corporation and Futura and their respective subsidiaries operate are highly competitive. The Corporation may lose its customers or the customers of Futura and its subsidiaries as a result of the merger. The Corporation may also lose key personnel, either from itself or from Futura and its subsidiaries, as a result of the merger. These factors could contribute to The Corporation not fully achieving the expected benefits from the merger.
Item 1B. Unresolved Staff Comments
The Corporation has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remained unresolved.
Item 2. Properties
FCBC neither owns nor leases any properties. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also operates branch banking offices in the following Ohio communities; Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Crestline, Chatfield, Tiro, Greenwich, Plymouth, and Shiloh. The completion of the acquisition of Champaign Bank and the assumption of the deposits of Miami Valley Bank in 2007 added the following Ohio communities, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates loan production offices in Port Clinton, Ohio and Marysville, Ohio. Citizens leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty and Willard, and also leases loan production offices in Marion and Marysville, Ohio. SCC maintains its processing center located at 303 Howard Drive, Sandusky, Ohio. SCC leases its office at 303 Howard Drive.
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
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Information required by this section is incorporated by reference to the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders.

As of December 31, 2007, there were approximately 1,500 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s Common Stock.
Information regarding the restrictions the Corporation has for dividends is included herein under Item 1 of this Form 10-K and is incorporated into this Section by reference.
Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 and 2 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition
     and Results of Operation — As of December 31, 2007and December 31, 2006
     and for the Years Ending December 31, 2007, 2006 and 2005
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 19 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 19 through 21 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp’s 2007 Annual Report to Shareholders (Exhibit 13.1, pages 26 through 67). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 23 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 67.
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2007 and 2006
Consolidated Statements of Income
For each of the three years in the period ended December 31, 2007
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2007
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2007
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
Item 9(A). Controls and Procedures Disclosures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information required to be included in our periodic SEC filings.
Management’s Report on Internal Control over Financial Reporting
Information required by this section is incorporated by reference to the information appearing under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 23 through 24 of First Citizens Banc Corp’s 2007 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report 8-K during the fourth quarter of 2007 that was not disclosed.
PART III
Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp’s Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 15, 2008, (“2007 Proxy Statement”) dated March 14, 2008, to be filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report.
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
The Corporation’s Compensation, Benefits and Liability Committee had no members who were officers or employees of the Corporation during 2007.
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
December 31, 2007 and 2006
Consolidated Statements of Income
For the three years ended December 31, 2007
Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2007
Consolidated Statements of Cash Flows
For the three years ended December 31, 2007
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3 Exhibits

2.1	Agreement and Plan of Merger dated as of June 7, 2007, by and between First Citizens Banc Corp and Futura Banc Corp. (filed as Annex A to the Prospectus of First Citizens Banc Corp/Joint Proxy Statement of First Citizens Banc Corp) dated September 27, 2007 and filed on September 28, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 ( Registration No. 333-145931) and incorporated herein by reference.

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp (filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

3.2	Amended Code of Regulations of First Citizens Banc Corp (filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 (filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.)

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2007 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) First Citizens Banc Corp

By	/s/ James O. Miller

James O. Miller, President (Principal Executive Officer)

By	/s/ Todd A. Michel

Todd A. Michel, Senior Vice President (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2008 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ John O. Bacon	/s/ Allen R. Nickles, CPA, CFE
John O. Bacon, Director	Allen R. Nickles, CPA, CFE, Director

/s/ Laurence A. Bettcher	/s/ John P. Pheiffer

Laurence A. Bettcher, Director	John P. Pheiffer, Director

/s/ Barry W. Boerger	/s/ J. William Springer

Barry W. Boerger, Director	J. William Springer, Director

/s/ Thomas A. Depler	/s/ David A. Voight

Thomas A. Depler, Director	David A. Voight, Chairman of the Board

/s/ Blythe A. Friedley	/s/ Richard A Weidrick, CPA, PFS

Blythe A. Friedley, Director	Richard A Weidrick, CPA, PFS

/s/ James D. Heckelman	/s/ Daniel J. White

James D. Heckelman, Director	Daniel J. White, Director

/s/ Allen R. Maurice	/s/ J. George Williams

Allen R. Maurice, Director	J. George Williams, Director

/s/ James O. Miller	/s/ Gerald B. Wurm

James O. Miller, President & CEO, Director	Gerald B. Wurm, Director

/s/ W. Patrick Murray

W. Patrick Murray, Director

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of June 7, 2007, by and between First Citizens Banc Corp and Futura Banc Corp. (filed as Annex A to the Prospectus of First Citizens Banc Corp/Joint Proxy Statement of First Citizens Banc Corp) dated September 27, 2007 and filed on September 28, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 ( Registration No. 333-145931) and incorporated herein by reference.

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp (filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

3.2	Amended Code of Regulations of First Citizens Banc Corp (filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 (filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.)

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.8	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

Exhibit
Number	Description

13.1	First Citizens Banc Corp 2007 Annual Report to Shareholders.

21.1	Subsidiaries of FCBC

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.