Form 10-Q
period 2008-03-31
FIRST CITIZENS BANC CORP /OH
filed 2008-05-12
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Registrant’s telephone number, including area code: (419) 625-4121
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at May 12, 2008
7,707,917 common shares

FIRST CITIZENS BANC CORP
Index

Part I – Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$25,780	$27,345
Federal funds sold	22,000	18,408
Securities available for sale	147,582	144,351
Loans, net of allowance of $7,928 and $7,374	797,014	787,386
Other securities	14,719	14,569
Premises and equipment, net	21,460	21,593
Premises and equipment,held for sale	719	719
Accrued interest receivable	6,821	7,142
Goodwill	66,207	66,235
Core deposit and other intangibles	9,286	9,689
Bank owned life insurance	11,004	10,876
Other assets	6,560	10,944

Total assets	$1,129,152	$1,119,257

LIABILITIES
Deposits
Noninterest-bearing	$127,319	$137,924
Interest-bearing	719,681	701,896

Total deposits	847,000	839,820
Federal Home Loan Bank advances	68,422	64,470
Securities sold under agreements to repurchase	27,845	27,395
U. S. Treasury interest-bearing demand note payable	1,696	2,259
Federal Funds Purchased	200	—
Notes payable	21,500	21,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	8,627	8,230

Total liabilities	1,004,717	993,101

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Retained earnings	26,441	29,446
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	864	(420)

Total shareholders’ equity	124,435	126,156

Total liabilities and shareholders’ equity	$1,129,152	$1,119,257

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$14,204	$10,446
Taxable securities	1,715	1,142
Tax-exempt securities	288	166
Federal funds sold and other	59	9

Total interest income	16,266	11,763
Interest expense
Deposits	4,881	3,247
Federal Home Loan Bank advances	751	669
Subordinated debentures	494	463
Other	498	352

Total interest expense	6,624	4,731

Net interest income	9,642	7,032
Provision for loan losses	1,006	270

Net interest income after provision for loan losses	8,636	6,762

Noninterest income
Computer center item processing fees	191	198
Service charges	1,154	824
Net gain on sale of securities	183	—
Net gain on sale of loans	2	2
ATM fees	290	183
Trust fees	497	379
Gain/(loss) on sale of fixed assets	5	(5)
Bank owned life insurance	128	141
Other	122	82

Total non-interest income	2,572	1,804
Noninterest expense
Salaries and wages	3,659	2,791
Benefits	679	800
Net occupancy expense	656	384
Equipment expense	532	263
Contracted data processing	404	191
State franchise tax	476	215
Professional services	424	353
Amortization of intangible assets	403	161
ATM Expense	196	124
Courier	168	150
Other operating expenses	1,853	1,377

Total noninterest expense	9,450	6,809

Income before income taxes	1,758	1,757
Income tax expense	446	498

Net income	$1,312	$1,259

Earnings per common share, basic and diluted	$0.17	$0.23

Weighted average basic common shares	7,707,917	5,455,100

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2008	2007
Net income	$1,312	$1,259
Unrealized holding gains on available for sale securities	1,945	262

Reclassification adjustment for (gains) and losses later recognized in income	—	—

Net unrealized gains	1,945	262
Tax effect	(661)	(89)

Total other comprehensive income	1,284	173

Comprehensive income	$2,596	$1,432

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q (In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472
Net income			1,259			1,259
Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					173	173
Cash dividends ($.29 per share)			(1,584)			(1,584)
Dividends declared ($.29 per share)			(1,579)			(1,579)
Purchase of treasury stock, at cost	(26,000)			(517)		(517)

Balance, March 31, 2007	5,445,300	$68,430	$26,730	$(15,731)	$(2,205)	$77,224

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity
Balance, January 1, 2008	7,707,917	$114,365	$29,446	$(17,235)	$(420)	$126,156
Net income			1,312			1,312
Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					1,284	1,284
Cash dividends ($.28 per share)			(2,158)			(2,158)
Dividends declared ($.28 per share)			(2,159)			(2,159)

Balance, March 31, 2008	7,707,917	$114,365	$26,441	$(17,235)	$864	$124,435

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2008	2007
Net cash from operating activities	$1,805	$2,261

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	—	1
Maturities and calls of securities, available-for-sale	14,840	14,155
Purchases of securities, available-for-sale	(16,283)	(9,994)
Loans made to customers, net of principal collected	(10,982)	(10,223)
Proceeds from sale of OREO properties	22	114
Change in federal funds sold	(3,592)	—
Proceeds from sale of property	8	5
Net purchases of office premises and equipment	(359)	(111)

Net cash from investing activities	(16,346)	(6,053)

Cash flows from financing activities
Repayment of FHLB borrowings	(48)	(37)
Net change in short-term FHLB advances	(1,000)	(21,360)
Net change in long-term FHLB advances	5,000	30,000
Net change in deposits	7,180	(1,459)
Cash received in deposit acquisition	3,915	—
Change in securities sold under agreements to repurchase	450	(1,909)
Change in U. S. Treasury interest-bearing demand note payable	(563)	(1,693)
Purchase of treasury stock	—	(517)
Call of obligated mandatorily redeemable capital securities	—	(5,000)
Net proceeds from obligated mandatorily redeemable capital securities	—	5,000
Change in federal funds purchased	200	—
Dividends paid	(2,158)	(1,584)
Net cash from financing activities	12,976	1,441

Net change in cash and due from banks	(1,565)	(2,351)
Cash and due from banks at beginning of period	27,345	17,860

Cash and due from banks at end of period	$25,780	$15,509

Cash paid during the period for:
Interest	$6,664	$4,753
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$420	$526
See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1)	Consolidated Financial Statements
Nature of Operations and Principles of Consolidation: The consolidated financial statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and Champaign Investment Company (CIC). The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2008 and its results of operations and changes in cash flows for the periods ended March 31, 2008 and 2007 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2007 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland, Summit, Franklin, Madison, Logan, Champaign, Union and Miami. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2008, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for 1.0% of the Corporation’s total revenues. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2008. Water Street Properties, Inc. holds repossessed assets of FCBC’s subsidiary. Water St. revenue was less than 1.0% of total revenue through March 31, 2008. Champaign Investment Company was acquired via the Futura Banc Corporation acquisition and is licensed as a broker and dealer in securities. CIC accounted for less than 1.0% of total revenue through March 31, 2008. The corporation is in the process of dissolving this entity. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.
Income Taxes: Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
New Accounting Pronouncements:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. See Note 9 for additional detail.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Corporation on January 1, 2008. The impact of the adoption of this standard was immaterial, therefore the Corporation did not elect to apply the standard to any financial assets or liabilities.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption of EITF 06-4 was immaterial.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at March 31, 2008 and December 31, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized
March 31, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$93,762	$1,953	$—
Obligations of states and political subdivisions	29,689	573	(99)
Mortgage-backed securities	23,498	333	(23)

Total debt securities	$146,949	$2,859	$(122)

Equity securities	633	152	—

	$147,582	$3,011	$(122)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$95,723	$834	$(13)

Obligations of states and political subdivisions	28,441	139	(30)

Mortgage-backed securities	19,706	73	(59)

Total debt securities	143,870	1,046	(102)

Equity securities	481	—	—

Total	$144,351	$1,046	$(102)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at March 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$68,648
Due after one year through five years	44,539
Due after five years through ten years	5,451
Due after ten years	4,813
Mortgage-backed securities	23,498
Equity securities	633

Total securities available for sale	$147,582

There were no proceeds from sales of securities during the quarters ended March 31, 2008 and 2007. However, the Corporation had a gain of $183 in the first quarter of 2008 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with a carrying value of approximately $120,863 and $121,198 were pledged as of March 31, 2008 and December 31, 2007, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at March 31, 2008 and December 31, 2007 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
March 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,552	97	566	2	4,118	99
Mortgage-backed securities	2,269	23	—	—	2,269	23

Total temporarily impaired	$5,821	$120	$566	$2	$6,387	$122

	12 Months or less		More than 12 months		Total
December 31, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,010	$13	$3,010	$13
Obligations of states and political subdivisions	3,712	11	6,026	19	9,738	30
Mortgage-backed securities	—	—	2,285	59	2,285	59

Total temporarily impaired	$3,712	$11	$11,321	$91	$15,033	$102

Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at March 31, 2008 and December 31, 2007 were as follows:

	3/31/2008	12/31/2007
Commercial and Agriculture	$102,785	$96,385
Commercial real estate	307,939	299,005
Real Estate — mortgage	340,596	343,160
Real Estate — construction	31,411	33,480
Consumer	19,218	20,359
Other	3,134	2,467
Leases	187	185

Total loans	805,270	795,041
Allowance for loan losses	(7,928)	(7,374)
Deferred loan fees	(328)	(281)

Net loans	$797,014	$787,386

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 was as follows:

	2008	2007
Balance January 1,	$7,374	$8,060
Loans charged-off	(931)	(450)
Recoveries	479	296
Provision for loan losses	1,006	270

Balance March 31,	$7,928	$8,176

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three months ended March 31:

	2008	2007
Average investment in impaired loans	$14,067	$16,844

Interest income recognized on impaired loans including interest income recognized on cash basis	267	177

Interest income recognized on impaired loans on cash basis	267	177
Information regarding impaired loans at March 31, 2008 and December 31, 2007 was as follows:

	3/31/2008	12/31/2007
Balance impaired loans	$15,169	$12,965

Less portion for which no allowance for loan losses is allocated	(6,928)	(6,193)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$8,241	$6,772

Portion of allowance for loan losses allocated to impaired loans	$2,742	$2,057

Nonperforming loans were as follows:
	3/31/08	12/31/07

Loans past due over 90 days still on accrual	$2,051	$2,423
Nonaccrual	$12,926	$9,308
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

	Three months ended March 31,
	2008	2007
Basic
Net Income	$1,312	$1,259

Weighted average common shares outstanding	7,707,917	5,455,100

Basic earnings per common share	$0.17	$0.23

Diluted
Net Income	$1,312	$1,259

Weighted average common shares outstanding for basic earnings per common share	7,707,917	5,455,100
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	5,455,100

Diluted earnings per common share	$0.17	$0.23

Stock options for 39,000 and 13,300 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2008 and March 31, 2007 because they were antidilutive.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2008 and December 31, 2007:

	Contract Amount
	March 31, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$11,003	$91,342	$9,154	$101,105
Overdraft protection	—	12,543	—	11,393
Letters of credit	302	1,413	97	1,485

	$11,305	$105,298	$9,251	$113,983

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.25% to 10.50% at March 31, 2008 and 4.00% to 10.25% at December 31, 2007. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the periods ended March 31, 2008 and December 31, 2007 approximated $6,922 and $4,753.
(7) Pension Information
Net periodic pension expense was as follows for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended
	March 31
	2008	2007
Service cost	$226	$131
Interest cost	206	136
Expected return on plan assets	(278)	(135)
Other components	19	11

Net periodic pension cost	$173	$143

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The total amount of contributions expected to be paid by the Corporation in 2008 total $0, compared to $312 in 2007. Also, effective January 1, 2007, no new employees will be added to the retirement plan.
(8) Stock Options
Options to buy stock may be granted to directors, officers and employees under the stock option plan, which provides for issue of up to 225,000 options. Exercise price is the market price at date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first three months of 2008 and 2007. Additionally, no stock options became vested during the first three months of 2008 and 2007.
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	39,000	$25.44	39,000	$25.44

Options exercisable, end of period	39,000	$25.44	39,000	$25.44

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	25,700	4 yrs. 3 mos.	$20.50
$35.00	13,300	5 yrs. 0.5 mos.	35.00

Outstanding at quarter-end	39,000	4 yrs. 6 mos.	$25.44

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2008 and December 31, 2007, the aggregate intrinsic value of the stock options was $0.
(9) Fair Value Measurement
FASB Statement No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value. The statement describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices or identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Corporation’s own view about the assumptions that market participants would use in pricing an asset.

Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired loans: The fair value of impaired loans is determined using the fair value of collateral for collateral dependent loans. The Corporation uses appraisals and other available data to estimate the fair value of collateral. (Level 2 inputs).

Assets measured at fair value are summarized below.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis: Available for sale securities	$147,582	$—	$147,582	$—

Measured on a non-recurring basis: Impaired Loans	$15,169	$—	$12,427	$—

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2008 compared to December 31, 2007 and the consolidated results of operations for the three-month period ending March 31, 2008 compared to the same period in 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
The registrant is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on its liquidity, capital resources, or operations except as discussed herein. Also, the registrant is not aware of any current recommendation by regulatory authorities, which would have a material effect on its liquidity, capital resources, or operations if implemented.
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
Financial Condition
Total assets of the Corporation at March 31, 2008 were $1,129,152 compared to $1,119,257 at December 31, 2007, an increase of $9,895, or 0.9 percent. The increase in total assets was mainly attributed to an increase in loans as well as an increase in available for sale securities.
Net loans have increased $9,628, or 1.2 percent since December 31, 2007. The commercial real estate, commercial and agricultural, and leases and other loans portfolios increased by $8,934, $6,400 and $669, respectively. The real estate and real estate construction loan portfolios decreased $2,564 and $2,069, respectively, while consumer loans decreased a total of $1,141. The current increase in commercial real estate and commercial and agriculture loans is mainly due to lines of credit being drawn upon and aggressive calling efforts by the commercial lending

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
officers. The current decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans on the secondary market.
The Corporation had no loans held for sale at March 31, 2008 or December 31, 2007. At March 31, 2008, the net loan to deposit ratio was 94.1 percent compared to 93.8 percent at December 31, 2007.
For the first three months of operations in 2008, $1,006 was placed into the allowance for loan losses from earnings, compared to $270 in the first quarter of 2007. Net charge-offs have increased compared to 2007. Nonperforming loans have increased by $595, mostly due to increased loans on nonaccrual status. Impaired loans also increased, from $12,965 at December 31, 2007 to $15,169 at March 31, 2008. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses. Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The March 31, 2008 allowance for loan losses as a percent of total loans was .98 percent compared to .93 percent at December 31, 2007.
Available for sale securities increased by $3,231 from $144,351 at December 31, 2007 to $147,582 at March 31, 2008. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2008, the Corporation was in compliance with all pledging requirements. Other securities increased from December 31, 2007, due to Federal Home Loan Bank stock dividends received.
Bank owned life insurance (BOLI) increased $128 from December 31, 2007 due to income earned on the investment. The purchase of BOLI, in 2006, is an alternative to replacing maturing securities, and is being used to help recover costs associated with healthcare, group term life, and 401(k).
Office premises and equipment, net, have decreased $133 from December 31, 2007 to March 31,

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
2008. The decrease in office premises and equipment is attributed to new purchases of $359, depreciation of $484 and disposals of $8. Total deposits at March 31, 2008 increased $7,180 from year-end 2007. Noninterest-bearing deposits decreased $10,605 from year-end 2007 while interest-bearing deposits, including savings and time deposits, increased $17,785 from December 31, 2007. The interest-bearing deposit increase was due primarily to an increase in interest-bearing demand accounts being offset by a decline in demand deposits balances. Increases in deposits from public municipalities and school systems accounted for the increase in interest-bearing demand accounts. The year to date average balance of total deposits increased $263,970 compared to the average balance of the same period 2007. This increase in average balance was due to the assumption of $56,448 in deposits in October 2007 and $234,252 in deposits acquired in a merger in December 2007.
Total borrowed funds have increased $4,039 from December 31, 2007 to March 31, 2008. At March 31, 2008, the Corporation had $68,422 in outstanding Federal Home Loan Bank advances compared to $64,470 at December 31, 2007. In an effort to take advantage of reduced interest rates, the Corporation obtained a long-term FHLB advance in the first quarter of 2008 to replace two maturing advances. The new advance is a $5,000, eighty-four month advance that has a fixed rate of 2.84%, and is callable after thirty-six months. This advance will replace a $3,000 advance maturing on May 29, 2008 with a rate of 5.57% and a $2,000 advance maturing on September 4, 2008 with a rate of 5.36%. The Corporation also had notes outstanding with other financial institutions totaling $21,500 at both March 31, 2008 and December 31, 2007. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $450, U.S. Treasury Tax Demand Notes have decreased $563 and Federal Funds Purchased have increased $200 from December 31, 2007 to March 31, 2008.
Shareholders’ equity at March 31, 2008 was $124,435, or 11.0 percent of total assets, compared to $126,156 at December 31, 2007, or 11.3 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $1,312, less dividends paid of $2,158, dividends declared of $2,159 and the increase in the market value of securities available for sale, net of tax, of $1,284. The Corporation paid a cash dividend on February 1, 2008 and February 1, 2007 at a rate of $.28 and $.29 per share, respectively. As a result of additional shares issued in the Futura acquisition, total outstanding shares at March 31, 2008 were 7,707,917 compared to 5,455,300 at March 31, 2007.
In the fourth quarter of 2007, the Corporation reaffirmed the stock repurchase program that was instituted in 2006. Under the program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. The Corporation expects that repurchases under the plan will be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. It is anticipated that the repurchases will be made during 2008, although no assurance can be given as to when they will be made or to the total number of shares that will be repurchased.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Results of Operations
Three Months Ended March 31, 2008 and 2007
Net income for the three months ended March 31, 2008 was $1,312, an increase of $53 or 4.2 percent from $1,259 for the first three months of 2007. Basic and diluted earnings per common share was $0.17 for the first quarter of 2008 compared to $0.23 for the same period in 2007. The decrease in earnings per share is the result of a greater number of shares outstanding at the end of the first quarter of 2008 compared to the same period in 2007. The Corporation issued 2,343,617 shares for the acquisition of Futura Banc Corporation. The primary reasons for the changes in net income are explained below.
Net interest income for the first quarter of 2008 was $9,642, an increase of $2,610 or 37.1 percent from $7,032 in the first quarter of 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 41.0 percent from the first quarter last year from a combination of organic growth and an acquisition. Average loans for the quarter increased 41.8 percent over the first quarter of 2007, with organic growth contributing approximately 3.7 percent, with the remainder due to the acquisition. The Corporation’s net interest margin for the three months ended March 31, 2008 and 2007 was 4.03% and 4.17%, respectively. The 14 basis point decline in the net interest margin reflected compressed interest rate spreads from a rapidly declining short term interest rate environment.
Non-interest income for the first quarter of 2008 was $2,572, an increase of $768 or 42.6 percent. The change in non-interest income reflects the impact of acquisitions. Non-interest income growth was most significant in the service charges on deposit accounts, which recorded revenues of $1,154 during the first quarter of 2008, an increase of $330 or 40.0 percent from the same period in 2007. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions. Trust fee income for the first quarter of 2008 was $497, up $118 or 31.1 percent over the first quarter of 2007, primarily from an acquisition. Bank owned life insurance contributed $128 to non-interest income in the first quarter of 2008. ATM fee income for the first quarter of 2008 was $290, up $107 or 58.5 percent over the first quarter of 2007, primarily from an acquisition. Other non-interest income increased $40 compared to 2007, primarily due to the following. In the first quarter of 2008, losses sustained on the sale of OREO properties decreased by $12 compared to first quarter 2007. Additionally, the Corporation posted a gain of $183 in the first quarter of 2008, for the redemption of VISA stock.
Non-interest expense for the first quarter of 2008 was $9,450, an increase of $2,641 or 38.8 percent, from $6,809 reported for the same quarter of 2007. Salary and other employee costs were $4,338, up $747 or 20.8 percent as compared to the first quarter of 2007 mainly due to an increase of approximately 68 full-time equivalent employees compared to the first quarter of 2007. Employees increased due to the acquisition of Futura and the assumption of deposits of

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Miami Valley Bank in the fourth quarter of 2007. The Corporation subsequently purchased one of Miami Valley’s branch banking offices, and retained the employees of that branch. Occupancy and equipment costs were $1,188, up $541 or 83.6 percent compared to the same period of 2007 as a result of the acquisitions. Computer processing cost were $404, up $213, or 111.5 percent compared to last year as a result of conversion cost associated with acquisitions. State franchise taxes increased by $261 compared to the same period of 2007 as a result of acquisitions as well. Amortization expense increased $242, or 150.3 percent from the first quarter of 2007 due to the additional intangible assets acquired from the recent merger. Finally, other operating expenses were $1,853, up $476 or 34.6 percent as compared to the first quarter of 2007, primarily a result of merger, integration and restructuring charges recognized in the first quarter of 2008 related to additional costs from the fourth quarter 2007 acquisition of Futura Banc Corporation.
Income tax expense for the first three months of 2008 totaled $446 compared to $498 for the first three months of 2007. This was a decrease of $52, or 10.4 percent. The decrease in the federal income taxes is mainly a result of an increase in total nontaxable securities income of $122. The effective tax rates for the three-month periods ended March 31, 2008 and March 31, 2007 were 25.3% and 28.4%, respectively.
Capital Resources
Shareholders’ equity totaled $124,435 at March 31, 2008 compared to $126,156 at December 31, 2007. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2008 and December 31, 2007 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2008	12/31/2007	Purposes	Provisions
Tier I Risk Based Capital	7.2%	7.3%	4.0%	6.0%
Total Risk Based Capital	10.3%	10.3%	8.0%	10.0%
Leverage Ratio	5.8%	7.7%	4.0%	5.0%
The Corporation paid a cash dividend of $.28 per common share on February 1, 2008 and $.29 per common share on February 1, 2007. The Corporation also declared a $.28 dividend payable May 1, 2008 during the first quarter.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. At March 31, 2008, securities with maturities of one year or less totaled $68,648, or 46.5 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the quarter ended March 31, 2008 was $1,805. This includes net income of $1,312 plus net adjustments of $493 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(16,346) for the quarter ended March 31, 2008. The use of cash from investing activities is primarily due to loans and securities. The Corporation had a net decrease in cash of $10,982 due to the growth of the loan portfolio. Cash received from maturing and called securities totaled $14,840. This increase in cash was offset by the purchase of securities of $16,283. Additionally, cash was decreased by the net change in federal funds sold of $3,592. Cash from financing activities in the first quarter of 2008 totaled $12,976. This increase in cash is primarily due to the increase in long-term FHLB advances, net change in deposits and the final cash settlement related to the acquisition of deposits in 2007. Cash from operating activities and financing activities was less than cash from investing activities by $1,565. Cash and due from banks declined from $27,345 at December 31, 2007 to $25,780 at March 31, 2008 as a result of the decline in cash during the first quarter.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $35,000. As of March 31, 2008, Citizens had total credit availability with the FHLB of $162,711 of which $68,422 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2007 and March 31, 2008, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2007 or March 31, 2008. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Net Portfolio Value

	March 31, 2008			December 31, 2007
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	105,686	(30,305)	-22%	118,940	(26,162)	-18%
+100bp	122,389	(13,602)	-10%	133,346	(11,756)	-8%
Base	135,991	—	—	145,102	—	—
-100bp	147,953	11,962	9%	152,879	7,777	5%
-200bp	155,879	19,888	15%	155,417	10,315	7%
The change in net portfolio value from December 31, 2007 to March 31, 2008, is primarily a result of two factors. First, the entire yield curve has moved down, the largest decreases were on the short end of the curve. Additionally, both the asset and funding mixes have changed. While the assets shifted more toward loans, the funding mix shifted from borrowed money to deposits. As a result, the Corporation has seen a decrease in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change would lead to an increase in the net portfolio value as the fair value of liabilities would decrease faster than the fair value of the asset portfolio. While this is the same general trend in movements as for December 31, 2007, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we saw in the first quarter of 2008.
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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Part II — Other Information
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submissions of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
Exhibit No. 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit No. 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit No. 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller James O. Miller	May 12, 2008 Date
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	May 12, 2008 Date
Senior Vice President, Controller

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Exhibits
2.1	Agreement and Plan of Merger dated as of June 7, 2007, by and between First Citizens Banc Corp and Futura Banc Corp. (filed as Annex A to the Prospectus of First Citizens Banc Corp/Joint Proxy Statement of First Citizens Banc Corp) dated September 27, 2007 and filed on September 28, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 ( Registration No. 333-145931) and incorporated herein by reference.)

3.1	Articles of Incorporation, as amended, of First Citizens Banc Corp (filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

3.2	Amended Code of Regulations of First Citizens Banc Corp (filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.)

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000 (filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.)

10.2	Employment agreement with James E. McGookey (filed as Exhibit 10.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.3	Employment agreement with James L. Nabors II (filed as Exhibit 10.3 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.4	Employment agreement with George E. Steinemann (filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.5	Change in Control Agreement — James O. Miller (filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.6	Change in Control Agreement — Charles C. Riesterer (filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

10.7	Change in Control Agreement — Todd A. Michel (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
10.8	Change in Control Agreement — Leroy C. Link (filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.)

11.1	Statement regarding earnings per share is included in Note 1 to the Consolidated Financial Statements and can be located under Item 8 and filed as Exhibit 13.1 of this Form 10-K.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.