Form 10-Q
period 2008-06-30
FIRST CITIZENS BANC CORP /OH
filed 2008-08-11
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value
Outstanding at August 8, 2008
7,707,917 common shares

FIRST CITIZENS BANC CORP

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$26,305	$27,345
Federal funds sold	—	18,408
Securities available for sale	148,446	144,351
Loans, net of allowance of $8,350 and $7,374	796,475	787,386
Other securities	16,063	14,569
Premises and equipment, net	21,110	21,593
Premises and equipment, held for sale	719	719
Accrued interest receivable	6,514	7,142
Goodwill	66,649	66,235
Core deposit and other intangibles	8,507	9,689
Bank owned life insurance	11,125	10,876
Other assets	6,791	10,944

Total assets	$1,108,704	$1,119,257

LIABILITIES
Deposits
Noninterest-bearing	$128,998	$137,924
Interest-bearing	671,529	701,896

Total deposits	800,527	839,820
Federal Home Loan Bank advances	94,325	64,470
Securities sold under agreements to repurchase	29,706	27,395
U. S. Treasury interest-bearing demand note payable	4,381	2,259
Notes payable	21,500	21,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	6,939	8,230

Total liabilities	986,805	993,101

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Retained earnings	25,005	29,446
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	(236)	(420)

Total shareholders’ equity	121,899	126,156

Total liabilities and shareholders’ equity	$1,108,704	$1,119,257

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$13,827	$10,966	$28,031	$21,412
Taxable securities	1,613	1,201	3,329	2,343
Tax-exempt securities	312	164	601	330
Federal funds sold and other	29	7	87	16

Total interest income	15,781	12,338	32,048	24,101
Interest expense
Deposits	3,838	3,349	8,718	6,596
Federal Home Loan Bank advances	813	737	1,565	1,406
Subordinated debentures	411	432	905	895
Other	352	338	850	690

Total interest expense	5,414	4,856	12,038	9,587

Net interest income	10,367	7,482	20,010	14,514
Provision for loan losses	3,176	181	4,182	451

Net interest income after provision for loan losses	7,191	7,301	15,828	14,063
Noninterest income
Computer center data processing fees	200	190	391	388
Service charges	1,170	873	2,324	1,697
Net gain on sale of loans	3	6	5	8
ATM fees	357	209	647	391
Trust fees	501	376	997	755
Bank owned life insurance	121	133	249	274
Other	(14)	40	296	117

Total noninterest income	2,338	1,827	4,909	3,630
Noninterest expense
Salaries and wages	3,664	2,671	7,273	5,462
Benefits	744	555	1,474	1,355
Net occupancy expense	636	340	1,292	724
Equipment expense	582	261	1,114	524
Contracted data processing	301	191	705	382
State franchise tax	285	222	761	437
Professional services	532	365	956	718
Amortization of intangible assets	337	161	740	322
Courier	171	166	339	316
Other operating expenses	2,323	1,415	4,371	2,915

Total noninterest expense	9,575	6,347	19,025	13,155

Income (loss) before taxes	(46)	2,781	1,712	4,538
Income tax expense (benefit)	(151)	811	295	1,309

Net Income	$105	$1,970	$1,417	$3,229

Earnings per share, basic	$0.01	$0.36	$0.18	$0.59
Earnings per share, diluted	$0.01	$0.36	$0.18	$0.59

Weighted average basic common shares	7,707,917	5,430,916	7,707,917	5,442,908
Weighted average diluted common shares	7,707,917	5,430,916	7,707,917	5,442,908
See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$105	$1,970	$1,417	$3,229

Unrealized holding gains and (losses) on available for sale securities	(1,667)	(710)	278	(447)

Net unrealized gains (losses)	(1,667)	(710)	278	(447)
Tax effect	566	240	(94)	152

Total other comprehensive gain (loss)	(1,101)	(470)	184	(295)

Comprehensive income (loss)	$(996)	$1,500	$1,601	$2,934

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472
Net income			3,229			3,229
Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					(295)	(295)
Cash dividends ($.58 per share)			(3,163)			(3,163)
Dividends declared ($.27 per share)			(1,454)			(1,454)

Purchase of treasury stock, at cost	(82,000)			(1,628)		(1,628)

Balance, June 30, 2007	5,389,300	$68,430	$27,246	$(16,842)	$(2,673)	$76,161

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2008	7,707,917	$114,365	$29,446	$(17,235)	$(420)	$126,156
Net income			1,417			1,417
Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					184	184
Cash dividends ($.56 per share)			(4,316)			(4,316)

Dividends declared ($.20 per share)			(1,542)			(1,542)

Balance, June 30, 2008	7,707,917	$114,365	$25,005	$(17,235)	$(236)	$121,899

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2008	2007

Net cash from operating activities	$5,721	$2,561

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	—	2
Maturities and calls of securities, available-for-sale	30,059	24,897
Purchases of securities, available-for-sale	(33,853)	(20,038)
Purchases of securities Federal Reserve Bank Stock	(1,186)	—
Loans made to customers, net of principal collected	(14,457)	(30,394)
Proceeds from sale of OREO properties	175	335
Change in federal funds sold	18,408	—
Proceeds from sale of property and equipment	8	5
Net purchases of office premises and equipment	(509)	(373)

Net cash from investing activities	(1,355)	(25,566)

Cash flows from financing activities
Repayment of FHLB borrowings	(95)	(74)
Net change in short-term FHLB advances	24,950	17,935
Net change in long-term FHLB advances	5,000	30,000
Proceeds from issuance of subordinated debenture	—	5,000
Repayment of subordinated debenture	—	(5,000)
Net change in deposits	(39,293)	(14,322)
Change in securities sold under agreements to repurchase	2,311	(4,405)
Change in U. S. Treasury interest-bearing demand note payable	2,122	(1,634)
Cash received in deposit acquisition	3,915	—
Purchases of treasury stock	—	(1,628)
Dividends paid	(4,316)	(3,162)

Net cash from financing activities	(5,406)	22,710

Net change in cash and due from banks	(1,040)	(295)
Cash and due from banks at beginning of period	27,345	17,860

Cash and due from banks at end of period	$26,305	$17,565

Cash paid during the period for:
Interest	$12,461	$9,471
Income taxes	$270	$840

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,276	$554
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2008 and its results of operations and changes in cash flows for the periods ended June 30, 2008 and 2007 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2007 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Marion, Ottawa, Richland, Summit, Franklin, Madison, Logan, Champaign, Union and Miami. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2008, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for 1.1% of the Corporation’s total revenue through June 30, 2008. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through June 30, 2008. Water Street Properties, Inc. holds repossessed assets of FCBC’s subsidiary. Water St. revenue was less than 1.0% of total revenue through June 30, 2008. Champaign Investment Company was acquired via the Futura Banc Corporation acquisition and is licensed as a broker and dealer in securities. CIC accounted for less than 1.0% of total revenue through June 30, 2008. The corporation is in the process of dissolving this entity. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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
Impact of Not Yet Effective Authoritative Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS No. 161 on the Corporation’s disclosures.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 “The Heirarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to impact the Corporation’s consolidated financial statements.
On February 20, 2008, the FASB issued Staff Position FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3”) to resolve questions about the accounting for repurchase financings. This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. Management is currently evaluating the impact, if any, of FSP FAS 140-3 on the Corporation’s consolidated financial statements.
On April 25, 2008, the FASB issued Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Management is currently evaluating the impact, if any, of FSP FAS 140-3 on the Corporation’s consolidated financial statements.
On May 9, 2008, the FASB issued Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP APB 14-1 is not expected to impact the Corporation’s consolidated financial statements.
On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to impact the Corporation’s consolidated financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at June 30, 2008 and December 31, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized
June 30, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$88,335	$995	$(132)
Obligations of states and political subdivisions	33,188	265	(255)
Mortgage-backed securities	26,247	232	(78)

Total debt securities	$147,770	$1,492	$(465)

Equity securities	676	195	—

	$148,446	$1,687	$(465)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$95,723	$834	$(13)
Obligations of states and political subdivisions	28,441	139	(30)
Mortgage-backed securities	19,706	73	(59)

Total debt securities	143,870	1,046	(102)

Equity securities	481	—	—

Total	$144,351	$1,046	$(102)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at June 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$59,535
Due after one year through five years	44,000
Due after five years through ten years	5,895
Due after ten years	12,093
Mortgage-backed securities	26,247
Equity securities	676

Total securities available for sale	$148,446

Proceeds from sales of securities during the quarter ended June 30, 2008 totaled $6. There were no proceeds from sales of securities during the quarter ended June 30, 2007. However, the Corporation had a gain of $183 in the first quarter of 2008 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with a carrying value of approximately $125,030 and $121,198 were pledged as of June 30, 2008 and December 31, 2007, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at June 30, 2008 and December 31, 2007 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
June 30, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$17,133	$132	$—	$—	$17,133	$132
Obligations of states and political subdivisions	14,988	244	680	11	15,668	255
Mortgage-backed securities	5,938	78	—	—	5,938	78

Total temporarily impaired	$38,059	$454	$680	$11	$38,739	$465

	12 Months or less		More than 12 months		Total
December 31, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,010	$13	$3,010	$13
Obligations of states and political subdivisions	3,712	11	6,026	19	9,738	30
Mortgage-backed securities	—	—	2,285	59	2,285	59

Total temporarily impaired	$3,712	$11	$11,321	$91	$15,033	$102

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at June 30, 2008 and December 31, 2007 were as follows:

	6/30/2008	12/31/2007
Commercial and Agriculture	$104,982	$96,385
Commercial real estate	314,248	299,005
Real Estate — mortgage	333,358	343,160
Real Estate — construction	33,846	33,480
Consumer	18,393	20,359
Other	127	2,467
Leases	179	185

Total loans	805,133	795,041
Allowance for loan losses	(8,350)	(7,374)
Deferred loan fees	(308)	(281)

Net loans	$796,475	$787,386

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance beginning of period	$7,928	$8,176	$7,374	$8,060
Loans charged-off	(2,930)	(403)	(3,861)	(853)
Recoveries	176	204	655	500
Provision for loan losses	3,176	181	4,182	451

Balance June 30,	$8,350	$8,158	$8,350	$8,158

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Average investment in impaired loans	$13,797	$17,077	$14,254	$16,967

Interest income recognized on impaired loans including interest income recognized on cash basis	159	425	426	602

Interest income recognized on impaired loans on cash basis	159	425	426	602
Information regarding impaired loans at June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007
Balance impaired loans	$14,629	$12,965

Less portion for which no allowance for loan losses is allocated	(9,715)	(6,193)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$4,914	$6,772

Portion of allowance for loan losses allocated to impaired loans	$1,600	$2,057

Nonperforming loans were as follows:

	June 30,	December 31,
	2008	2007

Loans past due over 90 days still on accrual	$5,127	$2,423
Nonaccrual	$13,658	$9,308
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic
Net Income	$105	$1,970	$1,417	$3,229

Weighted average common shares outstanding	7,707,917	5,430,916	7,707,917	5,442,908

Basic earnings per common share	$0.01	$0.36	$0.18	$0.59

Diluted
Net Income	$105	$1,970	$1,417	$3,229

Weighted average common shares outstanding for basic earnings per common share	7,707,917	5,430,916	7,707,917	5,442,908
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	5,430,916	7,707,917	5,442,908

Diluted earnings per common share	$0.01	$0.36	$0.18	$0.59

Stock options for 29,500 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2008 and 39,000 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2007, because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2008 and December 31, 2007:

	Contract Amount
	June 30, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitment to extend credit:
Lines of credit and construction loans	$8,529	$94,265	$9,154	$101,105
Overdraft protection	—	12,573	—	11,393
Letters of credit	65	1,363	97	1,485

	$8,594	$108,201	$9,251	$113,983

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.00% to 10.25% at June 30, 2008 and 4.00% to 10.25% at December 31, 2007. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $6,582 on June 30, 2008 and $4,753 on December 31, 2007.
(7) Pension Information
Net periodic pension expense for:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Service cost	$123	$79	$349	$369
Interest cost	113	83	319	382
Expected return on plan assets	(151)	(82)	(429)	(380)
Other components	10	7	29	31

Net periodic pension cost	$95	$87	$268	$402

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
The Corporation did not grant any stock options during the first six months of 2008 and 2007. Additionally, no stock options became vested during the first six months of 2008 and 2007.
A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(9,500)	25.54	—	—

Options outstanding, end of period	29,500	25.42	39,000	25.44

Options exercisable, end of period	29,500	25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	4 yrs. 0 mos.	$20.50
$35.00	10,000	4 yrs. 9.5 mos.	35.00

Outstanding at quarter-end	29,500	4 yrs. 3 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of June 30, 2008 and December 31, 2007, the aggregate intrinsic value of the stock options was $0.

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
Assets measured at fair value are summarized below.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$148,446	$—	$148,446	$—
Impaired Loans	$14,629	$—	$12,812	$—

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2008 compared to December 31, 2007 and the consolidated results of operations for the three and six month periods ending June 30, 2008 compared to the same periods in 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at June 30, 2008 were $1,108,704 compared to $1,119,257 at December 31, 2007, a decrease of $10,553, or 0.9 percent. The decrease in total assets was mainly attributed to a decrease in total deposit, offset by an increase in total loans and a decrease in federal funds sold. Additionally, other assets decreased primarily due to an FDIC settlement related to the assumption of Miami Valley Bank deposits.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net loans have increased $9,089, or 1.2 percent since December 31, 2007. The commercial real estate, commercial and agricultural, and real estate construction loan portfolios increased by $15,243, $8,597 and $366, respectively. The residential real estate, other loan and lease portfolios decreased $9,802, $2,340 and $6 respectively, while consumer loans decreased a total of $1,966. The current increase in commercial real estate and commercial and agriculture loans is mainly due to lines of credit being drawn upon and aggressive calling efforts by the commercial lending officers. The current decrease in residential real estate and consumer loans is mainly the result of a decline in the housing market. Mortgage loan activity is down and the Corporation is currently selling on the secondary market, the majority of mortgage loans originated.
The Corporation had no loans held for sale at June 30, 2008 or December 31, 2007. At June 30, 2008, the net loan to deposit ratio was 99.5 percent compared to 93.8 percent at December 31, 2007.
For the first six months of operations in 2008, the provision for the allowance loan loss was $4,182, compared to $451 in the six months of 2007. Most of the difference is the second quarter 2008 provision of $3,176. The larger provision was the result of changes to the following factors. Net charge-offs have increased significantly compared to 2007. Although the charged-offs were primarily due to loans already on the watch list, the fact that charge-offs are larger this year led to an increase in the charge-off experience factor, which in turn led to the need for greater provision for loan loss. Nonperforming loans have increased by $6,459, mostly due to increased loans on nonaccrual status and loans delinquent greater than 90 days. Impaired loans also increased, from $12,965 at December 31, 2007 to $14,629 at June 30, 2008. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The June 30, 2008 allowance for loan losses as a percent of total loans was 1.04 percent compared to 0.93 percent at December 31, 2007.
Available for sale securities increased by $4,095 from $144,351 at December 31, 2007 to $148,446 at June 30, 2008. Other securities increased from December 31, 2007, due to Federal Home Loan Bank stock dividends received and the purchase of additional Federal Reserve Bank stock. In addition to securities, the Corporation also utilizes letters of credit from the Federal Home Loan Bank (FHLB) for pledging to public entities. As of June 30, 2008, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $249 from December 31, 2007 due to income earned on the investment. The purchase of BOLI, in 2006, is an alternative to replacing maturing securities, and is being used to help recover costs associated with healthcare, group term life, and 401(k).
Office premises and equipment, net, have decreased $483 from December 31, 2007 to June 30, 2008. The decrease in office premises and equipment is attributed to depreciation of $984 and disposals of $8, offset by new purchases of $509,.
Total deposits at June 30, 2008 decreased $39,293 from year-end 2007. Noninterest-bearing deposits decreased $8,926 from year-end 2007 while interest-bearing deposits, including savings and time deposits, decreased $30,367 from December 31, 2007. The interest-bearing deposit decrease was due primarily to decreases in savings, NOW and certificates of deposit. The decline in NOW and certificate of deposit accounts was mainly due to management’s decision not to pay above market rates for deposits to maintain the Corporation’s interest margin. The year to date average balance of total deposits increased $269,384 compared to the average balance of the same period 2007. This increase in average balance was due to the assumption of $56,448 in deposits in October 2007 and $234,252 in deposits acquired in a merger in December 2007.
Total borrowed funds have increased $34,288 from December 31, 2007 to June 30, 2008. At June 30, 2008, the Corporation had $94,325 in outstanding Federal Home Loan Bank advances compared to $64,470 at December 31, 2007. The FHLB borrowings increased as a result of loan growth and declines in deposits since the end of 2007. In an effort to take advantage of reduced interest rates, the Corporation obtained a long-term FHLB advance in the first quarter of 2008 to replace two maturing advances. The new advance is a $5,000, eighty-four month advance that has a fixed rate of 2.84%, and is callable after thirty-six months. This advance replaced a $3,000 advance that matured on May 29, 2008 with a rate of 5.57% and a $2,000 advance maturing on September 4, 2008 with a rate of 5.36%. The Corporation also had notes outstanding with other financial institutions totaling $21,500 at both June 30, 2008 and December 31, 2007. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $2,311 since the end of 2007 and U.S. Treasury Tax Demand Notes have increased $2,122.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Shareholders’ equity at June 30, 2008 was $121,899, or 11.0 percent of total assets, compared to $126,156 at December 31, 2007, or 11.3 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $1,417, less dividends paid of $4,316, dividends declared of $1,542 and the increase in the market value of securities available for sale, net of tax, of $184. The Corporation paid cash dividends of $.28 per common share on each of February 1, 2008 and May 1, 2008, and paid cash dividends of $.29 per common share on each of February 1, 2007 and May 1, 2007. As a result of additional shares issued in the Futura acquisition, total outstanding shares at June 30, 2008 were 7,707,917 compared to 5,389,300 at June 30, 2007.
In the fourth quarter of 2007, the Corporation reaffirmed the stock repurchase program that was instituted in 2006. Under the program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. Repurchases under the plan could be made from time to time in the open market, based on stock availability, price and the Company’s financial performance, including capital levels. Therefore, no assurance can be given as to the level or to the timing of shares that could be repurchased.
Results of Operations
Six Months Ended June 30, 2008 and 2007
Net income for the six months ended June 30, 2008 was $1,417, or $.18 per basic and diluted share compared to $3,229 or $.59 per basic and diluted share for the same period in 2007. This was a decrease of $1,812, or 56.1 percent. The decrease in earnings per share is partly due to the greater number of shares outstanding at the end of the second quarter of 2008 compared to the same period in 2007. The Corporation issued 2,343,617 shares in connection with the acquisition of Futura Banc Corporation. Other reasons for the changes are explained below.
Total interest income for the six months of 2008 increased by $7,947, or 33.0 percent compared to the same period in 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 40.3 percent from the first six months of 2007 from a combination of organic growth and an acquisition. Average loans for the first six months of 2008 increased 41.5 percent over the first six months of 2007, with organic growth contributing approximately 3.8 percent, with the remainder due to the acquisition. The Corporation’s net interest margin for the six months ended June 30, 2008 and 2007 was 4.20% and 4.24%, respectively.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Noninterest income for the first six months of 2008 was $4,909, an increase of $1,279 or 35.2 percent compared to the same period in 2007. The change in non-interest income reflects the impact of acquisitions. Non-interest income growth was most significant in the service charges on deposit accounts, which recorded revenues of $2,324 during the first six months of 2008, an increase of $627 or 36.9 percent from the same period in 2007. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions. Trust fee income for the first six months of 2008 was $997, up $242 or 32.1 percent over the first six months of 2007, primarily from an acquisition. Bank owned life insurance contributed $249 to non-interest income in the first six months of 2008. ATM fee income for the first six months of 2008 was $647, up $256 or 65.5 percent over the first six months of 2007, primarily from an acquisition. Other non-interest income increased $179 for the first six months of 2008 compared to the same period of 2007, primarily due a $77 increase in the first six months of 2008 in losses sustained on the sale of OREO properties compared to the first six months of 2007. Additionally, the Corporation posted a gain of $183 in the first quarter of 2008, for the redemption of VISA stock.
Noninterest expense for the six months ended June 30, 2008 was $19,025, an increase of $5,870 or 44.6 percent, from $13,155 reported for the same period in 2007. Salaries and other employee costs were $8,747, up $1,930 or 28.3 percent as compared to the first six months of 2007 mainly due to an increase of approximately 68 full-time equivalent employees compared to the first six months of 2007. Employees increased due to the acquisition of Futura Banc Corporation and the assumption of deposits of Miami Valley Bank in the fourth quarter of 2007. The Corporation subsequently purchased one of Miami Valley’s branch banking offices, and retained the employees of that branch. Occupancy and equipment costs were $2,406, up $1,158 or 92.8 percent as a result of the acquisitions. Computer processing costs were $705, up $323 or 84.6 percent compared to the first six months of 2007 as a result of conversion costs associated with acquisitions. State franchise taxes increased $324 compared to the first six months of 2007 as a result of acquisitions as well. Amortization expense for the first half of 2008 increased $418 or 129.8 percent from the same period of 2007 due to the additional intangible assets acquired from the recent merger. Professional services expenses increased $238 or 33.1 percent from the first half of 2007 due to increased post merger legal and audit fees associated with lending activities and from consulting fees for employment searches. Finally, other operating expenses were $4,371, up $1,456 or 49.9 percent as compared to the first half of 2007, primarily a result of merger, integration and restructuring charges recognized from the acquisition of Futura Banc Corporation.
Income tax expense for the first six months of 2008 totaled $295 compared to $1,309 for the first six months of 2007. This was a decrease of $1,014, or 77.5 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $2,826 and a result of a decrease in the effective tax rate. The effective tax rates for the six-month periods ended June 30, 2008 and June 30, 2007 were 17.3% and 28.8%, respectively. Non-taxable BOLI income, non-taxable security income and the second quarter 2008 loss before taxes both led to lower taxable income, and therefore to the decrease in the effective tax rate.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Three Months Ended June 30, 2008 and 2007
Net income for the three months ended June 30, 2008 was $105, a decrease of $1,865 or 94.7 percent from $1,970 for the same period in 2007. Basic and diluted earnings per common share was $.01 for the three months ended June 30, 2008 compared to $.23 for the same period in 2007. The decrease in earnings per share is partly due to the greater number of shares outstanding at the end of the second quarter of 2008 compared to the same period in 2007. The Corporation issued 2,343,617 shares in connection with the acquisition of Futura Banc Corporation. Other reasons for the changes are explained below.
Total interest income for the second quarter of 2008 increased $3,443, or 27.9 percent compared to the same period in 2007. Average earning assets for the second quarter of 2008 increased 40.5 percent from the three months ended June 30, 2007 from a combination of organic growth and an acquisition. The average rate on earning assets on a tax equivalent basis for the second quarter of 2008 was 6.49% and 7.11% for the second quarter of 2007. The decrease in yield in this year’s second quarter is due to the change in the interest rate environment in which the Corporation has operated in 2008. Total interest expense for the second quarter of 2008 increased $558, or 11.5 percent compared to the same period of 2007. Average interest-bearing liabilities for the second quarter of 2008 increased 45.5 percent from the three months ended June 30, 2007 from an acquisition. The average rate on interest-bearing liabilities for the second quarter of 2008 was 2.54% and was 3.31% for the second quarter of 2007. The decrease in cost in this year’s second quarter is due to the change in the interest rate environment.
Noninterest income for the three months ended June 30, 2008 was $2,338, an increase of $511 or 28.0 percent compared to the three months ended June 30, 2007. The change in non-interest income reflects the impact of acquisitions. Non-interest income growth was most significant in the service charges on deposit accounts, which recorded revenues of $1,170 during the second quarter of 2008, an increase of $297 or 34.0 percent from the same period in 2007. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions. Trust fee income for the second quarter of 2008 was $501, up $125 or 33.2 percent over the second quarter of 2007, primarily from an acquisition. Bank owned life insurance contributed $121 to non-interest income in the second quarter of 2008. ATM fee income for the second quarter of 2008 was $357, up $148 or 70.8 percent over the same period of 2007, primarily from an acquisition. In the second quarter of 2008, losses sustained on the sale of OREO properties increased $149 compared to the second quarter of 2007.
Noninterest expense for the second quarter of 2008 was $9,575, an increase of $3,228 or 50.9 percent, from $6,347 reported for the same period in 2007. Salaries and other employee costs were $4,408, up $1,182 or 36.6 percent as compared to the same period in 2007 mainly due to an increase of approximately 68 full-time equivalent employees compared to the second quarter of 2007. Employees increased due to the acquisition of Futura Banc Corporation and the assumption of deposits of Miami Valley Bank in the fourth quarter of 2007. The Corporation subsequently purchased one of Miami Valley’s branch banking offices, and retained the employees of that branch. Occupancy and equipment costs were $1,218, up $617 or 102.7 percent as a result of the acquisitions. Computer processing costs were $301, up $110 or 57.6 percent compared to last year’s second quarter as a result of higher processing costs associated with acquisitions.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
State franchise taxes increased $63 compared to the second quarter of 2007 as a result of acquisitions as well. Amortization expense in the second quarter increased $176 or 109.3 percent from the same period of 2007 due to the additional intangible assets acquired from the recent merger. Professional services expenses increased $167 or 45.8 percent from the second quarter of 2007 due to increased post merger legal and audit fees associated with lending activities and from consulting fees for employment searches. Finally, other operating expenses were $2,323, up $908 or 64.2 percent as compared to the second quarter of 2007, primarily a result of the acquisition of Futura Banc Corporation.
Income tax benefit for the second quarter totaled $(151) compared to $811 for the same period in 2007. This was a decrease of $962, or 118.6 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $2,827 and a result of a decrease in the effective tax rate. The effective tax rates for the three-month periods ended June 30, 2008 and June 30, 2007, were (328.3)% and 29.2%, respectively. Non-taxable BOLI income, non-taxable security income and the second quarter 2008 loss before taxes both led to lower taxable income, and therefore to the decrease in the effective tax rate.
Capital Resources
Shareholders’ equity totaled $121,899 at June 30, 2008 compared to $126,156 at December 31, 2007. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2008 and December 31, 2007 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	6/30/2008	12/31/2007	Purposes	Provisions
Tier I Risk Based Capital	7.4%	7.3%	4.0%	6.0%
Total Risk Based Capital	10.9%	10.3%	8.0%	10.0%
Leverage Ratio	5.6%	7.7%	4.0%	5.0%

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation paid a cash dividend of $.28 per common share on each of February 1, and May 1, 2008, and $.29 per common share on each of February 1 and May 1, 2007. The Corporation also declared a $.20 dividend during the second quarter, payable August 1, 2008. The decrease in the dividend is due to the decrease in earnings the second quarter of 2008, balanced with management’s desire to continue the practice of paying a strong dividend. The Corporation anticipates spreading the impact of the second quarter’s decreased net earnings of several quarters.
Liquidity
All securities are classified as available for sale. At June 30, 2008, securities with maturities of one year or less, totaled $59,535, or 40.1 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the six months ended June 30, 2008 was $5,721. This includes net income of $1,417 plus net adjustments of $4,304 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(1,355) for the six months ended June 30, 2008. The use of cash from investing activities is primarily due to loans, securities and the change in federal funds sold. The Corporation had a net decrease in cash of $14,457 during the six months ended June 31, 2008 due to the net growth of the loan portfolio. Cash received from maturing and called securities totaled $30,059. This increase in cash was offset by the purchase of securities of $33,853. Additionally, cash was decreased by the net change in federal funds sold of $18,408. Cash from financing activities in the first six months of 2008 totaled $(5,406). This decrease in cash is primarily due to the net change in deposits. Cash from operating activities and financing activities was less than cash from investing activities by $1,040. Cash and due from banks declined from $27,345 at December 31, 2007 to $26,305 at June 30, 2008, as a result of the decline in cash during the first six months of 2008.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens maintains federal funds borrowing lines at its correspondent banks totaling $35,000. As of June 30, 2008, Citizens had total credit availability with the FHLB of $165,697, of which $94,325 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2007 and June 30, 2008, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2007 or June 30, 2008. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits `would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	June 30, 2008			December 31, 2007
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	92,040	(41,062)	-31%	118,940	(26,162)	-18%
+100bp	116,008	(17,094)	-13%	133,346	(11,756)	-8%
Base	133,102	—	—	145,102	—	—
-100bp	147,306	(14,204)	11%	152,879	7,777	5%
-200bp	159,217	(26,115)	20%	155,417	10,315	7%
The change in net portfolio value from December 31, 2007 to June 30, 2008, is primarily a result of two factors. First, the short end of the yield curve has moved down, mainly the time frames two years and shorter. Additionally, both the asset and funding mixes have changed. While the assets shifted more toward investments, the funding mix shifted from deposits to borrowed money. As a result, the Corporation has seen a decrease in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase faster than the fair value of the liabilities. While this is the same general trend in movements as for December 31, 2007, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we saw in the second quarter of 2008.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008 (the “evaluation date”), an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s fiscal quarter, ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting on April 15, 2008, for the purpose of considering and voting on the following proposals. Summaries of the voting results are included following the description of each matter.
1.)
To amend and restate the Corporation’s Code of Regulations to provide shareholders with the option to hold stock in uncertificated form, to clarify the manner of execution of stock certificates and to permit electronic book-entry transfer of stock.

			Broker
For	Against	Abstain	Non-Vote
5,702,348.27	46,626.58	50,651.34	1.00

First Citizens Banc Corp
Other Information
Form 10-Q
2.)	To elect seventeen (17) directors to serve one-year terms expiring in 2009 and when their successors are elected and qualified.

Director Candidate	For	Withheld
John O. Bacon	5,685,971.44	96,173.74
Laurence A. Bettcher	5,627,444.82	154,700.37
Barry W. Boerger	5,658,220.64	123,924.55
Thomas A. Depler	5,613,285.49	168,859.69
Blythe A. Friedley	5,668,421.34	113,723.85
James D. Heckelman	5,622,779.64	159,365.55
Allen R. Maurice	5,664,907.82	117,243.37
James O. Miller	5,716,933.07	65,212.12
W. Patrick Murray	5,601,078.48	181,066.71
Allen R. Nickles	5,895,994.25	183,310.94
John P. Pheiffer	5,615,621.00	166,524.18
J. William Springer	5,610,755.44	171,389.75
David A. Voight	5,697,923.07	84,222.12
Richard A. Weidrick	5,658,217.64	123,927.55
Daniel J. White	5,613,409.51	168,735.68
J. George Willams	5,599,432.49	182,712.69
Gerald B. Wurm	5,621,539.64	160,605.55
3.)	To approve proposed fees for non-employee directors.

			Broker
For	Against	Abstain	Non-Vote
5,361,559.04	248,559.55	189,499.60	9.00
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No. 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit No. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

First Citizens Banc Corp
Signatures
Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Citizens Banc Corp

/s/ James O. Miller James O. Miller	Date: August 11, 2008
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	Date: August 11, 2008
Senior Vice President, Controller

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.