Form 10-Q
period 2008-09-30
FIRST CITIZENS BANC CORP /OH
filed 2008-11-10
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Common Stock, no par value
Outstanding at November 7, 2008
7,707,917 common shares

FIRST CITIZENS BANC CORP
Index

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$30,964	$27,345
Federal funds sold	—	18,408
Securities available for sale	148,518	144,351
Loans, net of allowance of $8,492 and $7,374	785,726	787,386
Other securities	16,223	14,569
Premises and equipment, net	20,706	21,593
Premises and equipment, held for sale	719	719
Accrued interest receivable	6,464	7,142
Goodwill	64,865	66,235
Core deposit and other intangibles	8,148	9,689
Bank owned life insurance	11,245	10,876
Other assets	6,167	10,944

Total assets	$1,099,745	$1,119,257

LIABILITIES
Deposits
Noninterest-bearing	$129,567	$137,924
Interest-bearing	647,039	701,896

Total deposits	776,606	839,820
Federal Home Loan Bank advances	107,630	64,470
Securities sold under agreements to repurchase	34,451	27,395
U. S. Treasury interest-bearing demand note payable	3,228	2,259
Notes payable	20,500	21,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	5,605	8,230

Total liabilities	977,447	993,101

SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Retained earnings	26,236	29,446
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(1,068)	(420)

Total shareholders’ equity	122,298	126,156

Total liabilities and shareholders’ equity	$1,099,745	$1,119,257

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$13,412	$11,159	$41,442	$32,571
Taxable securities	1,712	1,228	5,041	3,572
Tax-exempt securities	332	162	933	492
Federal funds sold and other	14	7	102	23

Total interest income	15,470	12,556	47,518	36,658
Interest expense
Deposits	3,291	3,455	12,010	10,051
Federal Home Loan Bank advances	858	1,137	2,423	2,544
Subordinated debentures	418	441	1,323	1,336
Other	369	298	1,218	987

Total interest expense	4,936	5,331	16,974	14,918

Net interest income	10,534	7,225	30,544	21,740
Provision for loan losses	2,331	703	6,513	1,154

Net interest income after provision for loan losses	8,203	6,522	24,031	20,586
Noninterest income
Computer center data processing fees	196	185	587	573
Service charges	1,235	874	3,559	2,572
Net gain on sale of loans	1	2	7	9
ATM fees	382	227	1,029	618
Trust fees	508	377	1,505	1,131
Bank owned life insurance	119	129	369	403
Other	(12)	24	282	142

Total noninterest income	2,429	1,818	7,338	5,448
Noninterest expense
Salaries and wages	3,822	2,613	11,095	8,075
Benefits	723	557	2,196	1,911
Net occupancy expense	565	324	1,857	1,048
Equipment expense	579	292	1,693	816
Contracted data processing	239	193	944	574
State franchise tax	194	220	955	657
Professional services	470	319	1,426	1,037
Amortization of intangible assets	359	161	1,099	483
Other operating expenses	2,055	1,579	6,765	4,812

Total noninterest expense	9,006	6,258	28,030	19,413

Income before taxes	1,626	2,082	3,339	6,621
Income tax expense	396	615	691	1,924

Net Income	$1,230	$1,467	$2,648	$4,697

Earnings per share, basic	$0.16	$0.27	$0.34	$0.87
Earnings per share, diluted	$0.16	$0.27	$0.34	$0.87

Weighted average basic common shares	7,707,917	5,389,300	7,707,917	5,424,843
Weighted average diluted common shares	7,707,917	5,389,300	7,707,917	5,424,843
See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,230	$1,467	$2,648	$4,697

Unrealized holding gains and (losses) on available for sale securities	(1,260)	1,084	(983)	638

Net unrealized gains (losses)	(1,260)	1,084	(983)	638
Tax effect	427	(370)	335	(217)

Total other comprehensive gain (loss)	(833)	714	(648)	421

Comprehensive income	$397	$2,181	$2,000	$5,118

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2007	5,471,300	$68,430	$28,634	$(15,214)	$(2,378)	$79,472

Net income			4,697			4,697

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					421	421

Cash dividends ($0.85 per share)			(4,619)			(4,619)

Dividends declared ($0.27 per share)			(1,454)			(1,454)

Purchase of treasury stock, at cost	(82,000)			(1,628)		(1,628)

Balance, September 30, 2007	5,389,300	$68,430	$27,258	$(16,842)	$(1,957)	$76,889

					Accumulated
	Common Stock				Other	Total
	Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2008	7,707,917	$114,365	$29,446	$(17,235)	$(420)	$126,156

Net income			2,648			2,648

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects					(648)	(648)

Cash dividends ($0.76 per share)			(5,858)			(5,858)

Balance, September 30, 2008	7,707,917	$114,365	$26,236	$(17,235)	$(1,068)	$122,298

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2008	2007

Net cash from operating activities	$12,291	$5,808

Cash flows from investing activities
Maturities and calls of securities, held-to-maturity	—	4
Maturities and calls of securities, available-for-sale	49,303	34,459
Purchases of securities, available-for-sale	(54,378)	(30,053)
Purchases of other securities, Federal Reserve Bank Stock	(1,186)	—
Loans made to customers, net of principal collected	(5,608)	(34,386)
Proceeds from sale of OREO properties	358	362
Change in federal funds sold	18,408	—
Proceeds from sale of property and equipment	128	68
Net purchases of office premises and equipment	(725)	(660)

Net cash from investing activities	6,300	(30,206)

Cash flows from financing activities
Repayment of FHLB borrowings	(139)	(112)
Change in short-term FHLB advances	38,299	(2,709)
Change in long-term FHLB advances	5,000	50,000
Proceeds from issuance of subordinated debenture	—	5,000
Repayment of subordinated debenture	—	(5,000)
Net change in deposits	(63,214)	(12,901)
Change in securities sold under agreements to repurchase	7,056	(378)
Change in U. S. Treasury interest-bearing demand note payable	969	(434)
Change in Note Payable	(1,000)	(6,000)
Cash received in deposit acquisition	3,915	—
Purchases of treasury stock	—	(1,628)
Dividends paid	(5,858)	(4,618)

Net cash from financing activities	(14,972)	21,220

Net change in cash and due from banks	3,619	(3,178)
Cash and due from banks at beginning of period	27,345	17,860

Cash and due from banks at end of period	$30,964	$14,682

Cash paid during the period for:
Interest	$17,641	$14,918
Income taxes	$75	$780

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,609	$734
Fixed assets transferred to (from) held for sale	$—	$(121)
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2008 and its results of operations and changes in cash flows for the periods ended September 30, 2008 and 2007 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2007 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Huron, Ottawa, Richland, Summit, Franklin, Madison, Logan, Champaign, and Miami. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2008, SCC provided item processing for four financial institutions in addition to Citizens. SCC accounted for 1.1% of the Corporation’s total revenue through September 30, 2008. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through September 30, 2008. Water St. revenue was less than 1.0% of total revenue through September 30, 2008. Champaign Investment Company was acquired via the Futura Banc Corporation acquisition and is licensed as a broker and dealer in securities. CIC accounted for less than 1.0% of total revenue through September 30, 2008. The corporation is in the process of dissolving this entity. Management considers the Corporation to operate primarily in one reportable segment, banking. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

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
New Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. See Note 9 for additional detail.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Impact of Not Yet Effective Authoritative Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS No. 161 on the Corporation’s disclosures.
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
On April 25, 2008, the FASB issued Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Management is currently evaluating the impact, if any, of FSP FAS 142-3 on the Corporation’s consolidated financial statements.
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
(2) Securities
Available for sale securities at September 30, 2008 and December 31, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized
September 30, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$83,945	$714	$(283)

Obligations of states and political subdivisions	33,605	194	(1,069)

Mortgage-backed securities	30,292	272	(61)

Total debt securities	$147,842	$1,180	$(1,413)

Equity securities	676	195	—

	$148,518	$1,375	$(1,413)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$95,723	$834	$(13)

Obligations of states and political subdivisions	28,441	139	(30)

Mortgage-backed securities	19,706	73	(59)

Total debt securities	143,870	1,046	(102)

Equity securities	481	—	—

Total	$144,351	$1,046	$(102)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at September 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Fair Value
Available for sale
Due in one year or less	$7,603
Due after one year through five years	43,201
Due after five years through ten years	38,348
Due after ten years	28,398
Mortgage-backed securities	30,292
Equity securities	676

Total securities available for sale	$148,518

Proceeds from sales of securities during the quarter ended September 30, 2008 totaled $4. There were no proceeds from sales of securities during the quarter ended September 30, 2007. However, the Corporation had a gain of $183 in the first quarter of 2008 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with a carrying value of approximately $127,316 and $121,198 were pledged as of September 30, 2008 and December 31, 2007, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at September 30, 2008 and December 31, 2007 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2008	Value	Loss	Value	Loss	Value	Loss

Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$25,674	$320	$123	$1	$25,797	$321
Obligations of states and political subdivisions	16,817	1,017	549	14	17,366	1,031
Mortgage-backed securities	10,464	61	—	—	10,464	61

Total temporarily impaired	$52,955	$1,398	$672	$15	$53,627	$1,413

	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss

Description of Securities
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,010	$13	$3,010	$13
Obligations of states and political subdivisions	3,712	11	6,026	19	9,738	30
Mortgage-backed securities	—	—	2,285	59	2,285	59

Total temporarily impaired	$3,712	$11	$11,321	$91	$15,033	$102

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Commercial and agriculture	$102,130	$96,385
Commercial real estate	315,122	299,005
Real Estate — mortgage	326,674	343,160
Real Estate — construction	31,969	33,480
Consumer	18,286	20,359
Other	177	2,467
Leases	172	185

Total loans	794,530	795,041
Allowance for loan losses	(8,492)	(7,374)
Deferred loan fees	(312)	(281)

Net loans	$785,726	$787,386

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance beginning of period	$8,350	$8,158	$7,374	$8,060
Loans charged-off	(2,349)	(2,584)	(6,210)	(3,437)
Recoveries	160	236	815	736
Provision for loan losses	2,331	703	6,513	1,154

Balance September 30,	$8,492	$6,513	$8,492	$6,513

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Average investment in impaired loans	$13,877	$15,959	$14,388	$16,518

Interest income recognized on impaired loans including interest income recognized on cash basis	164	248	590	850

Interest income recognized on impaired loans on cash basis	164	248	590	850
Information regarding impaired loans at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
Balance impaired loans	$14,790	$12,965

Less portion for which no allowance for loan losses is allocated	(9,052)	(6,193)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$5,738	$6,772

Portion of allowance for loan losses allocated to impaired loans	$1,883	$2,057

Nonperforming loans were as follows:

	September 30,	December 31,
	2008	2007

Loans past due over 90 days still on accrual	$1,738	$2,423
Nonaccrual	$14,569	$9,308
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic
Net Income	$1,230	$1,467	$2,648	$4,697

Weighted average common shares outstanding	7,707,917	5,389,300	7,707,917	5,424,843

Basic earnings per common share	$0.16	$0.27	$0.34	$0.87

Diluted
Net Income	$1,230	$1,467	$2,648	$4,697

Weighted average common shares outstanding for basic earnings per common share	7,707,917	5,389,300	7,707,917	5,424,843
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	5,389,300	7,707,917	5,424,843

Diluted earnings per common share	$0.16	$0.27	$0.34	$0.87

Stock options for 29,500 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2008 and 39,000 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2007, because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2008 and December 31, 2007:

	Contract Amount
	September 30, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$7,904	$98,242	$9,154	$101,105
Overdraft protection	—	12,476	—	11,393
Letters of credit	65	1,299	97	1,485

	$7,969	$112,017	$9,251	$113,983

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 4.00% to 9.50% at September 30, 2008 and 4.00% to 10.25% at December 31, 2007. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $6,928 on September 30, 2008 and $4,753 on December 31, 2007.
(7) Pension Information
Net periodic pension expense for:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Service cost	$123	$79	$472	$448
Interest cost	113	83	432	465
Expected return on plan assets	(151)	(82)	(581)	(462)
Other components	10	7	39	38

Net periodic pension cost	$95	$87	$362	$489

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
The Corporation did not grant any stock options during the first nine months of 2008 and 2007. Additionally, no stock options became vested during the first nine months of 2008 and 2007.
A summary of the activity in the plan is as follows:

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	39,000	$25.44	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(9,500)	25.54	—	—

Options outstanding, end of period	29,500	25.42	39,000	25.44

Options exercisable, end of period	29,500	25.42

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	3 yrs. 9 mos.	$20.50
$35.00	10,000	4 yrs. 6.5 mos.	35.00

Outstanding at quarter-end	29,500	4 yrs. 0 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of September 30, 2008 and December 31, 2007, the aggregate intrinsic value of the stock options was $0.
(9) Fair Value Measurement
FASB Statement No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value. The statement describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Corporation’s own view about the assumptions that market participants would use in pricing an asset.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$148,518	$—	$148,518	$—
Impaired Loans	$14,790	$—	$12,416	$—
(10) Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15 percent of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2008 compared to December 31, 2007 and the consolidated results of operations for the three and nine month periods ending September 30, 2008 compared to the same periods in 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at September 30, 2008 were $1,099,745 compared to $1,119,257 at December 31, 2007, a decrease of $19,512, or 1.7 percent. The decrease in total assets was mainly attributed to a decrease in federal funds sold, offset by an increase in Federal Home Loan Bank advances and a decrease in total deposit. Other assets decreased primarily due to an FDIC settlement related to the assumption of Miami Valley Bank deposits. Additionally, accrued expenses and other liabilities decreased primarily due to dividends payable. The Board of Directors typically meets prior to the end of the quarter to declare the dividend for the following quarter. The timing of this Board meeting changed and, as a result, the fourth quarter dividend was not declared this quarter.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net loans have decreased $1,660 or 0.2 percent since December 31, 2007. The commercial real estate and commercial and agricultural loan portfolios increased by $5,745 and $16,117, respectively. The residential real estate, real estate construction, other loan and lease portfolios decreased $16,486, $1,511, $2,290 and $13 respectively, while consumer loans decreased a total of $2,073. The current increase in commercial real estate and commercial and agriculture loans is mainly due to lines of credit being drawn upon and calling efforts by the commercial lending officers. The current decrease in residential real estate and consumer loans is mainly the result of a decline in the housing market. Mortgage loan activity is down and the Corporation is currently selling on the secondary market, the majority of mortgage loans originated.
The Corporation had no loans held for sale at September 30, 2008 or December 31, 2007. At September 30, 2008, the net loan to deposit ratio was 101.2 percent compared to 93.8 percent at December 31, 2007.
For the first nine months of operations in 2008, the provision for the allowance loan loss was $6,513, compared to $1,154 in the nine months of 2007. The larger provision was the result of changes to the following factors. Net charge-offs have increased significantly compared to 2007. Although the charge-offs were primarily due to loans already on the watch list, the fact that charge-offs are larger this year led to an increase in the charge-off experience factor, which in turn led to the need for greater provision for loan loss. Nonperforming loans have increased by $4,576, mostly due to increased loans on nonaccrual status and loans delinquent greater than 90 days. Impaired loans also increased, from $12,965 at December 31, 2007 to $14,790 at September 30, 2008. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for historical losses and allocations for economic factors. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes all commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The September 30, 2008 allowance for loan losses as a percent of total loans was 1.07 percent compared to 0.93 percent at December 31, 2007.
Available for sale securities increased by $4,167 from $144,351 at December 31, 2007 to $148,518 at September 30, 2008. Other securities increased from December 31, 2007, due to Federal Home Loan Bank stock dividends received and the purchase of additional Federal Reserve Bank stock. In addition to securities, the Corporation also utilizes letters of credit from the Federal Home Loan Bank (FHLB) for pledging to public entities. As of September 30, 2008, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $369 from December 31, 2007 due to income earned on the investment. The purchase of BOLI, in 2006, is an alternative to replacing maturing securities, and is being used to help recover costs associated with healthcare, group term life, and 401(k).
Office premises and equipment, net, have decreased $887 from December 31, 2007 to September 30, 2008. The decrease in office premises and equipment is attributed to depreciation of $1,484 and disposals of $128, offset by new purchases of $725.
Total deposits at September 30, 2008 decreased $63,214 from year-end 2007. Noninterest-bearing deposits decreased $8,357 from year-end 2007 while interest-bearing deposits, including savings and time deposits, decreased $54,857 from December 31, 2007. The interest-bearing deposit decrease was due primarily to decreases in savings, NOW and certificates of deposit. The decline in NOW and certificate of deposit accounts was mainly due to management’s decision not to pay above market rates for deposits to maintain the Corporation’s interest margin. The year to date average balance of total deposits increased $252,534 compared to the average balance of the same period 2007. This increase in average balance was due to the assumption of $56,448 in deposits in October 2007 and $234,252 in deposits acquired in a merger in December 2007.
Total borrowed funds have increased $50,185 from December 31, 2007 to September 30, 2008. At September 30, 2008, the Corporation had $107,630 in outstanding Federal Home Loan Bank advances compared to $64,470 at December 31, 2007. The FHLB borrowings increased as a result of declines in deposits since the end of 2007. In an effort to take advantage of reduced interest rates, the Corporation obtained a long-term FHLB advance in the first quarter of 2008 to replace two maturing advances. The new advance is a $5,000, eighty-four month advance that has a fixed rate of 2.84%, and is callable after thirty-six months. This advance replaced a $3,000 advance that matured on May 29, 2008 with a rate of 5.57% and a $2,000 advance that matured on September 4, 2008 with a rate of 5.36%. The Corporation also had notes outstanding with other financial institutions totaling $20,500 at September 30, 2008 compared to $21,500 at December 31, 2007. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $7,056 since the end of 2007 and U.S. Treasury Tax Demand Notes have increased $969.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Shareholders’ equity at September 30, 2008 was $122,298, or 11.1 percent of total assets, compared to $126,156 at December 31, 2007, or 11.3 percent of total assets. The decrease in shareholders’ equity resulted from earnings of $2,648, less dividends paid of $5,858 and the decrease in the market value of securities available for sale, net of tax, of $648. The Corporation paid cash dividends totaling $.76 per common share during the first nine months of 2008, as compared to $.85 per common share during the same period of 2007. As a result of additional shares issued in the Futura acquisition, total outstanding shares at September 30, 2008 were 7,707,917 compared to 5,389,300 at September 30, 2007.
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
In accordance with SFAS 142, management evaluates goodwill for impairment on an annual basis. Goodwill is impaired if the fair value of goodwill is less than the carrying value. Given the uncertainty in the financial markets, management has engaged an independent firm to perform the valuation for 2008. Although past goodwill valuations did not indicate impairment, should the valuation indicate the goodwill is impaired, the impact to the financial statements could be material.
Results of Operations
Nine Months Ended September 30, 2008 and 2007
Net income for the nine months ended September 30, 2008 was $2,648, or $.34 per basic and diluted share compared to $4,697 or $.87 per basic and diluted share for the same period in 2007. This was a decrease of $2,049, or 43.6 percent. The decrease in earnings per share is partly due to the greater number of shares outstanding at the end of the third quarter of 2008 compared to the same period in 2007. The Corporation issued 2,343,617 shares in connection with the acquisition of Futura Banc Corporation. Other reasons for the changes are explained below.
Total interest income for the nine months of 2008 increased by $10,860, or 29.6 percent compared to the same period in 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 40.1 percent from the first nine months of 2007 from a combination of organic growth and an acquisition. Average loans for the first nine months of 2008 increased 39.2 percent over the first nine months of 2007, mainly due to the acquisition Futura Banc Corporation. The Corporation’s net interest margin for the nine months ended September 30, 2008 and 2007 was 4.20% and 4.23%, respectively.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Noninterest income for the first nine months of 2008 was $7,338, an increase of $1,890 or 34.7 percent compared to the same period in 2007. The change in non-interest income reflects the impact of acquisitions. Non-interest income growth was most significant in the service charges on deposit accounts, which recorded revenues of $3,559 during the first nine months of 2008, an increase of $987 or 38.4 percent from the same period in 2007. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions. Trust fee income for the first nine months of 2008 was $1,505, up $374 or 33.0 percent over the first nine months of 2007, primarily from an acquisition. Bank owned life insurance contributed $369 to non-interest income in the first nine months of 2008. ATM fee income for the first nine months of 2008 was $1,029, up $411 or 66.5 percent over the first nine months of 2007, primarily from an acquisition. Other non-interest income increased $140 for the first nine months of 2008 compared to the same period of 2007, primarily due to a gain of $183 in the first quarter of 2008, for the redemption of VISA stock. Losses sustained on the sale of OREO properties increased $112 in the first nine months of 2008 compared to the first nine months of 2007.
Noninterest expense for the nine months ended September 30, 2008 was $28,030, an increase of $8,617 or 44.4 percent, from $19,413 reported for the same period in 2007. Salaries and other employee costs were $13,291, up $3,305 or 33.1 percent as compared to the first nine months of 2007 mainly due to an increase of approximately 68 full-time equivalent employees compared to the first nine months of 2007. In addition, approximately $137 of severance cost relating to branch restructuring and loan production office closures were posted in the third quarter of 2008. Employees increased due to the acquisition of Futura Banc Corporation and the assumption of deposits of Miami Valley Bank in the fourth quarter of 2007. The Corporation subsequently purchased one of Miami Valley’s branch banking offices, and retained the employees of that branch. Occupancy and equipment costs were $3,550, up $1,686 or 90.5 percent as a result of the acquisitions. Computer processing costs were $944, up $370 or 64.5 percent compared to the first nine months of 2007 as a result of conversion costs associated with acquisitions. State franchise taxes increased $298 compared to the first nine months of 2007 as a result of acquisitions as well. Amortization expense for the three quarters of 2008 increased $616 or 127.5 percent from the same period of 2007 due to the additional intangible assets acquired from the recent merger. Professional services expenses increased $389 or 37.5 percent from the three quarters of 2007 due to increased post merger legal and audit fees associated with lending activities and from consulting fees for employment searches. Finally, other operating expenses were $6,765, up $1,953 or 40.6 percent as compared to the three quarters of 2007, primarily a result of merger, integration and restructuring charges recognized from the acquisition of Futura Banc Corporation.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Income tax expense for the first nine months of 2008 totaled $691 compared to $1,924 for the first nine months of 2007. This was a decrease of $1,233, or 64.1 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $3,282 and a result of a decrease in the effective tax rate. The effective tax rates for the nine-month periods ended September 30, 2008 and September 30, 2007 were 20.7% and 29.1%, respectively. Non-taxable BOLI income and non-taxable security income led to lower taxable income, and therefore to the decrease in the effective tax rate.
Three Months Ended September 30, 2008 and 2007
Net income for the three months ended September 30, 2008 was $1,230, a decrease of $237 or 16.2 percent from $1,467 for the same period in 2007. Basic and diluted earnings per common share was $.16 for the three months ended September 30, 2008 compared to $.27 for the same period in 2007. The decrease in earnings per share is partly due to the greater number of shares outstanding at the end of the second quarter of 2008 compared to the same period in 2007. The Corporation issued 2,343,617 shares in connection with the acquisition of Futura Banc Corporation. Other reasons for the changes are explained below.
Total interest income for the third quarter of 2008 increased $2,914, or 23.2 percent compared to the same period in 2007. Average earning assets for the third quarter of 2008 increased 36.4 percent from the three months ended September 30, 2007, mostly due to an acquisition. The average rate on earning assets on a tax equivalent basis for the third quarter of 2008 was 6.40% and 7.11% for the third quarter of 2007. The decrease in yield in this year’s third quarter is due to the change in the interest rate environment in which the Corporation has operated in 2008. Total interest expense for the third quarter of 2008 decreased $395, or 7.4 percent compared to the same period of 2007. Average interest-bearing liabilities for the third quarter of 2008 increased 39.9 percent from the three months ended September 30, 2007 due to an acquisition. The average rate on interest-bearing liabilities for the third quarter of 2008 was 2.34% and was 3.54% for the third quarter of 2007. The decrease in cost in this year’s third quarter is due to the change in the interest rate environment.
Noninterest income for the three months ended September 30, 2008 was $2,429, an increase of $611 or 33.6 percent compared to the three months ended September 30, 2007. The change in non-interest income reflects the impact of acquisitions. Non-interest income growth was most significant in the service charges on deposit accounts, which recorded revenues of $1,235 during the third quarter of 2008, an increase of $361 or 41.3 percent from the same period in 2007. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions. Trust fee income for the third quarter of 2008 was $508, up $131 or 34.7 percent over the third quarter of 2007, primarily from an acquisition. Bank owned life insurance contributed $119 to non-interest income in the third quarter of 2008. ATM fee income for the third quarter of 2008 was $382, up $155 or 68.3 percent over the same period of 2007, primarily from an acquisition. In the third quarter of 2008, losses sustained on the sale of OREO properties increased $35 compared to the third quarter of 2007 and losses on the disposal of fixed assets increased $57 compared to the third quarter of 2007. In the third quarter of 2008, the Corporation closed two Loan Production offices, one in Marion, Ohio and the other in Maryville, Ohio, the closure resulting in writing off leasehold improvements.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Noninterest expense for the third quarter of 2008 was $9,006, an increase of $2,748 or 43.9 percent, from $6,258 reported for the same period in 2007. Salaries and other employee costs were $4,545, up $1,375 or 43.4 percent as compared to the same period in 2007 mainly due to an increase of approximately 68 full-time equivalent employees compared to the third quarter of 2007. Employees increased due to the acquisition of Futura Banc Corporation and the assumption of deposits of Miami Valley Bank in the fourth quarter of 2007. The Corporation subsequently purchased one of Miami Valley’s branch banking offices, and retained the employees of that branch. In addition, approximately $137 of severance cost relating to branch restructuring and loan production office closures were posted in the third quarter of 2008. Occupancy and equipment costs were $1,144, up $528 or 85.7 percent as a result of the acquisitions. Computer processing costs were $239, up $46 or 23.8 percent compared to last year’s third quarter as a result of higher processing costs associated with acquisitions. Amortization expense in the third quarter increased $198 or 123.0 percent from the same period of 2007 due to the additional intangible assets acquired from the recent merger. Professional services expenses increased $151 or 47.3 percent from the third quarter of 2007 due to increased post merger legal and audit fees associated with lending activities and from consulting fees for employment searches. Finally, other operating expenses were $2,055, up $476 or 30.1 percent as compared to the third quarter of 2007, primarily a result of the acquisition of Futura Banc Corporation.
Income tax expense for the third quarter totaled $396 compared to $615 for the same period in 2007. This was a decrease of $219, or 35.6 percent. The decrease in the federal income taxes is a result of the decrease in total income before taxes of $456 and a result of a decrease in the effective tax rate. The effective tax rates for the three-month periods ended September 30, 2008 and September 30, 2007, were 24.4% and 29.5%, respectively. Non-taxable BOLI income and non-taxable security income led to lower taxable income, and therefore to the decrease in the effective tax rate.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $122,298 at September 30, 2008 compared to $126,156 at December 31, 2007. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2008 and December 31, 2007 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	9/30/2008	12/31/2007	Purposes	Provisions
Tier I Risk Based Capital	7.9%	7.3%	4.0%	6.0%
Total Risk Based Capital	11.2%	10.3%	8.0%	10.0%
Leverage Ratio	5.9%	7.7%	4.0%	5.0%
The Corporation paid a cash dividend of $.28 per common share on each of February 1, and May 1, 2008, and a cash dividend of $.20 per common share on August 1, 2008, and $.29 per common share on each of February 1 and May 1, 2007, and a cash dividend of $.27 per common share on August 1, 2007. The decrease in the dividend paid on August 1, 2008 is due to the decrease in earnings the second quarter of 2008, balanced with management’s desire to continue the practice of paying a strong dividend. The Corporation anticipates spreading the impact of the second quarter’s decreased net earnings of several quarters.
Liquidity
All securities are classified as available for sale. At September 30, 2008, securities with maturities of one year or less, totaled $7,603, or 5.1 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the nine months ended September 30, 2008 was $12,291. This includes net income of $2,648 plus net adjustments of $9,643 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $6,300 for the nine months ended September 30, 2008. The use of cash from investing activities is primarily due to loans, securities and the change in federal funds sold. The Corporation had a net decrease in cash of $5,608 during the nine months ended September 30, 2008 due to the net growth of the loan portfolio. Cash received from maturing and called securities totaled $49,303. This increase in cash was offset by the purchase of securities of $54,378. Additionally, cash was increased by the net change in federal funds sold of $18,408. Cash from financing activities in the first nine months of 2008 totaled $(14,972). This decrease in cash is primarily due to the net change in deposits. Cash from operating activities and financing activities was more than cash from investing activities by $3,619. Cash and due from banks increased from $27,345 at December 31, 2007 to $30,964 at September 30, 2008, as a result of the increase in cash during the first nine months of 2008.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens maintains federal funds borrowing lines at its correspondent banks totaling $30,000. As of September 30, 2008, Citizens had total credit availability with the FHLB of $163,585, of which $107,630 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2007 and September 30, 2008, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2007 or September 30, 2008. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	September 30, 2008			December 31, 2007
	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	Amount	Change	Change
+200bp	97,255	(33,053)	-25%	118,940	(26,162)	-18%
+100bp	116,941	(13,367)	-10%	133,346	(11,756)	-8%
Base	130,308	—	—	145,102	—	—
-100bp	141,359	11,051	8%	152,879	7,777	5%
-200bp	150,624	20,316	16%	155,417	10,315	7%
The change in net portfolio value from December 31, 2007 to September 30, 2008, is primarily a result of two factors. First, the short end of the yield curve has moved down, mainly the time frames two years and shorter. Additionally, both the asset and funding mixes have changed. While the assets shifted more toward investments, the funding mix shifted from deposits to borrowed money. As a result, the Corporation has seen a decrease in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of assets, compared to liabilities, which would lead to a decrease in the net portfolio value. Inversely, a downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase faster than the fair value of the liabilities. While this is the same general trend in movements as for December 31, 2007, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we saw in the third quarter of 2008.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008 (the “evaluation date”), an evaluation was carried out under the supervision and with the participation of First Citizens Banc Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by First Citizens Banc Corp in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s fiscal quarter, ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
In August, 2006, Champaign National Bank (“Champaign”) terminated the employment of Mary L. Boesch (“Boesch”). Boesch filed a lawsuit against Champaign and its parent Futura Banc Corp. (“Futura”) in the Common Pleas Court of Summit County, Ohio alleging gender and age discrimination and retaliatory discharge under Ohio law. She requested damages in excess of $25,000, punitive damages and her costs in maintaining the action. The court granted summary judgment in favor of both Champaign and Futura respecting all claims, and Boesch filed an appeal.
On December 17, 2007, First Citizens Banc Corp (“First Citizens”) completed its acquisition of Futura, and Champaign was merged into First Citizens’ subsidiary The Citizens Banking Company (“Citizens”). As a result, Citizens became a party to the litigation. The court of appeals has since upheld the summary judgment in favor of Futura and upheld the summary judgment upon the claims of discrimination against Champaign. However, the court decided that there were factual issues relevant to the retaliatory discharge claim against Champaign (now Citizens) and reversed the summary judgment on that claim.
Citizens is vigorously defending the action, and it is presently scheduled for a trial to begin on February 24, 2009. While the amounts claimed as damages by Boesch, if she is successful, could be material to First Citizens’ results of operations, it is not now possible to predict the outcome of the matter.
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
First Citizens Banc Corp

/s/ James O. Miller James O. Miller	November 10, 2008 Date
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	November 10, 2008 Date
Senior Vice President, Controller

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.