Form 10-K
period 2008-12-31
FIRST CITIZENS BANC CORP /OH
filed 2009-03-16
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0 - 25980
First Citizens Banc Corp
(Exact name of registrant as specified in its charter)

Ohio	34-1558688

State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

100 East Water Street, Sandusky, Ohio	44870

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(419) 625 — 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2008 was $80,476,797. For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the registrant.
As of February 28, 2009, there were 7,707,917 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2008 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act for the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. The FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. The Corporation had total consolidated assets of $1,053,611 at December 31, 2008. FCBC and its subsidiaries are referred to together as the Corporation. In addition to the subsidiaries listed below, FCBC also has five wholly owned special purpose entities that are accounted for using the equity method based on their nature and purpose.

THE CITIZENS BANKING COMPANY (Citizens), owned by the FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. In the third quarter of 2006, Mr. Money Finance Company (Mr. Money), a wholly-owned subsidiary of Citizens, was merged with and into Citizens. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates a loan production office in Port Clinton, Ohio. During the third quarter 2008, the Corporation closed its loan production offices in Marion, Ohio and Marysville, Ohio. Citizens accounts for 99.8% of the Corporation’s consolidated assets at December 31, 2008.

On October 8, 2004, FCBC acquired FNB Financial Corporation (FNB) and its subsidiary, The First National Bank of Shelby (Shelby) through the merger of FNB into FCBC and the merger of Shelby into FCBC’s wholly-owned subsidiary, First Citizens Bank (formerly known as The Farmers State Bank), which was subsequently merged into Citizens in October 2005. The FNB acquisition increased FCBC’s assets by $196.7 million and number of branches by eight.

In October 2007, Citizens acquired the deposits of Miami Valley Bank and its two branches located in Lakeview and Quincy, Ohio. On December 17, 2007, FCBC acquired Futura Banc Corp (Futura) and its subsidiary, Champaign National Bank (Champaign National) through the merger of Futura into FCBC and the merger of Champaign National into Citizens. The Futura acquisition increased FCBC’s assets by $276.3 million and number of branches by nine.

SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. SCC began as a joint venture of three local Sandusky, Ohio banks in 1966. SCC provides item-processing services for financial institutions, including Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. This subsidiary accounts for less than one percent of the Corporation’s consolidated assets as of December 31, 2008.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2008.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2008.

CHAMPAIGN INVESTMENT COMPANY (CIC) was acquired in 2007 via the Futura acquisition and is licensed as a fully disclosed broker and dealer in securities. The Corporation dissolved this entity on December 19, 2008.

FIRST CITIZENS INVESTMENTS, INC. (FCI) was formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Citizens to hold and manage its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

FIRST CITIZENS CAPITAL LLC (FCC) was also formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Citizens to hold inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware.
(b)	Financial Information About Industry Segments

FCBC is a financial holding company. Through the subsidiary bank, the Corporation is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets. Financial information regarding the Corporation is included herein under Items 7 and 8 of this Form 10-K and statistical information regarding the Corporation is located under Item 1 of this Form 10-K, and each is incorporated into this Section by reference.

(c)	Narrative Description of Business

General

The Corporation’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 75% of total revenue for 2008, 77% of total revenue for 2007, and 77% of total revenue in 2006. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 41% of the total loan portfolio in 2008, 43% of the total loan portfolio in 2007, and 42% of the total loan portfolio in 2006. Commercial real estate loans comprised 39% of the total loan portfolio in 2008, 38% in 2007, and 39% in 2006. Commercial and agricultural loans comprised 14% of the total loan portfolio in 2008, 12% in 2007 and 10% in 2006. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the subsidiary bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2008, Citizens is restricted from paying dividends to the Corporation without obtaining regulatory approval. Earnings have been sufficient to support asset growth at the subsidiary bank and at the same time provide funds to FCBC for shareholder dividends.

The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste cleanup.

Competition

The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland Counties in Ohio. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Employees

FCBC has no employees. The subsidiary companies employ approximately 300 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

The Bank Holding Company Act. As a financial holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require. A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

The Financial Services Modernization Act of 1999 permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. In March, 2000, FCBC became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include:
•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.
Transactions between FCBC and Citizens are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to Citizens as the terms would be of a similar transaction between Citizens and an unrelated party. FCBC and Citizens were in compliance with these requirements and restrictions at December 31, 2008.

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

Federal Deposit Insurance Corporation (FDIC). The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of FCBC’s bank subsidiary are subject to the deposit insurance assessments of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against a bank, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

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

USA Patriot Act of 2001. The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act) gives the United States Government greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country. The USA Patriot Act requires the Corporation to establish a program for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

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

As an Ohio chartered bank, FCBC’s banking subsidiary, Citizens, is supervised and regulated by the State of Ohio Department of Commerce, Division of Financial Institutions. In addition, Citizens is a member of the Federal Reserve System. Citizens is subject to periodic examinations by the State of Ohio Department of Commerce, Division of Financial Institutions, and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not for their shareholders.

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, FCBC must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Substantially similar requirements apply to state-chartered member banks, including Citizens.

At December 31, 2008, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 18 to the Consolidated Financial Statements in Item 8.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2008, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Citizens to FCBC. Citizens may not pay a dividend if it would cause Citizens not to meet its capital requirements. In addition, the dividends that Citizens may pay to FCBC without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

TARP Capital Purchase Program

On January 23, 2009, FCBC completed the sale to the United States Department of the Treasury (Treasury) of $23,184,000 of newly-issued FCBC non-voting preferred shares as part of the Capital Purchase Plan (CPP) enacted by Treasury under the Emergency Economic Stabilization Act (EESA). To finalize FCBC’s participation in the CPP, FCBC and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto (the Securities Purchase Agreement). Pursuant to the terms of the Securities Purchase Agreement, FCBC issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the Series A Preferred Shares), and (2) a warrant (the Warrant) to purchase 469,312 FCBC common shares, each without par value, at an exercise price of $7.41 per share. Under the standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by FCBC’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of FCBC.

As long as the Series A Preferred Shares remain outstanding, FCBC is permitted to declare and pay dividends on its common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Until the third anniversary of the sale of the Series A Preferred Shares, unless such shares have been transferred or redeemed in whole, any increase in dividends on FCBC’s common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.15 per share) will require prior approval of Treasury. The terms of FCBC’s agreement with Treasury allow for additional restrictions, including those on dividends, to be imposed by Treasury, including unilateral amendments required to comply with legislative changes.

Under the terms of the Securities Purchase Agreement, FCBC is required to comply with various executive compensation standards applicable to FCBC’s senior executive officers for the period during which the Treasury holds a debt or equity position in FCBC acquired under the CPP. The Securities Purchase Agreement requires FCBC to comply with the executive compensation standards under Section 111(b) of EESA, as implemented by any guidance or regulation issued under Section 111(b) of EESA and in effect as of the date of the closing of FCBC’s participation in the CPP. These standards include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting certain severance payments to a senior executive, generally referred to as “golden parachute” payments, above specified limits set forth in the U.S. Internal Revenue Code; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The American Recovery and Reinvestment Act of 2009 (the ARRA), which was passed by Congress and signed by the President on February 17, 2009, retroactively amends the executive compensation provisions applicable to participants in the CPP. The ARRA executive compensation standards remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding (the TARP Period), excluding any period during which the Treasury holds only the Warrant to purchase common shares of FCBC. The ARRA executive compensation standards apply to the FCBC’s Senior Executive Officers (as defined in the ARRA) and are more stringent than those currently in effect under the CPP and the Securities Purchase Agreement or those previously proposed by the Treasury under EESA. The ARRA executive compensation standards include:
•	prohibitions on payment or accrual of bonuses, retention awards and other incentive compensation to certain highly compensated employees, other than payments pursuant to written employment agreements entered into on or before February 11, 2009, or grants of restricted stock that do not fully vest during the TARP Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

•	prohibitions on payments to certain employees for a departure from the corporation, except for payments for services performed or benefits accrued;

•	recovery (clawback) of bonuses, retention awards and incentive compensation if the payment was based on materially inaccurate statements of earnings, revenues, gains or other criteria;

•	prohibition on compensation plans that encourage manipulation of reported earnings;

•	retroactive review of bonuses, retention awards and other compensation previously paid to Senior Executive Officers and the next 20 most highly-compensated employees if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest;

•	requiring the establishment of a company-wide policy regarding “excessive or luxury expenditures”; and

•	requiring the inclusion in proxy statements for annual shareholder meetings of a non-binding “Say on Pay” shareholder vote on the compensation of executives.
There is no stated effective date for the ARRA’s executive compensation standards. The Treasury is directed to issue regulations to implement these standards, but those regulations have not yet been issued. As a result, although the ARRA purports to retroactively amend EESA and the regulations issued by the Treasury thereunder, it is unclear the extent to which the various substantive provisions of the ARRA will apply to FCBC.

Under the ARRA, FCBC may repay Treasury without penalty and without the need to raise new capital, subject to Treasury’s consultation with the appropriate regulatory agency, in which event these restrictions would no longer apply.

EESA

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, EESA was signed into law and established TARP. As part of TARP, Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U. S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting FCBC.

ARRA

ARRA was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FCBC, until the institution has repaid Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.

Ohio Department of Insurance

FCBC’s insurance agency subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

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
Statistical Information
The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2008 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2008, 2007 and 2006 is included on pages 16 through 18 — “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2008 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2008	2007	2006
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$76,511	$95,723	$87,379
Obligations of states and political subdivisions	34,673	28,441	16,971
Mortgage-backed securities	39,076	19,706	3,543

Total debt securities	150,260	143,870	107,893

Equity securities	676	481	481

Total	$150,936	$144,351	$108,374

Held to Maturity (1)

Mortgage-backed securities	$—	$—	$4

(1)	The Corporation has no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.
The following tables set forth the maturities of securities at December 31, 2008 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,217	4.96%	$28,066	5.23%	$28,335	5.07%	$15,893	4.86%
Obligations of states and political subdivisions (1)	3,924	4.02	10,085	3.96	5,835	4.41	14,829	4.38
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities	129	4.29	1,614	4.08	296	4.71	37,037	5.74

Total	$8,270	4.51%	$39,765	4.86%	$34,466	4.96%	$67,759	5.24%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial and agricultural	$109,375	$96,385	$56,789	$65,903	$76,469
Commercial real estate	313,000	299,005	218,084	195,983	202,616
Residential real estate	325,962	343,160	234,344	206,411	228,467
Real estate construction	30,628	33,480	28,294	29,712	25,315
Consumer	17,409	20,359	19,909	25,268	32,807
Leases	164	185	267	615	1,723
Credit card and other	400	2,467	341	632	1,213

	$796,938	$795,041	$558,028	$524,524	$568,610

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
Residential real estate mortgage loans are made predicated on security interests in real property and secured wholly or substantially by those liens on real property. Such real estate mortgage loans are primarily loans secured by one-to-four family real estate. Residential real estate mortgage loans generally pose less risk to the Corporation due to the nature of the collateral being less susceptible to sudden changes in value.
Real estate construction loans are for the construction of new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate. The Corporation controls disbursements in connection with construction loans.
Consumer loans are made to individuals for household, family and other personal expenditures. These expenditures include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose a relatively higher credit risk. This higher risk is moderated by the use of certain loan value limits on secured credits and aggressive collection efforts. The collectibility of consumer loans is influenced by local and national economic conditions.
Lease loans are made for commercial, industrial and professional purposes. These loans are made to sole proprietorships, partnerships, corporations, and other business enterprises.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2008 and 2007, the Corporation was contingently liable for $1.2 million and $1.6 million of letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2008 and 2007, Citizens had commitments to extend credit in the aggregate amounts of approximately $116.6 million and $121.7 million, respectively. Of these amounts, $104.1 million and $110.3 million represented lines of credit and construction loans, and $12.6 million and $11.4 million represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2008 and 2007.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2008, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$41,461	$29,181	$38,733	$109,375
Commercial real estate	19,660	31,604	261,736	313,000
Real estate construction	8,408	5,909	16,311	30,628

	$69,529	$66,694	$316,780	$453,003

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$36,094	$30,600
Due after five years	89,229	227,551

	$125,323	$258,151

The preceding maturity information is based on contract terms at December 31, 2008 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$17,943	$9,308	$7,576	$14,401	$8,273

Loans contractually past due 90 days or more as to principal or interest payments (2)	3,053	2,423	2,717	331	318

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	1,173	2,435	3,291	—	—

Total	$22,169	$14,166	$13,584	$14,732	$8,591

Impaired loans included in above totals	8,800	3,757	3,934	6,597	4,281
Impaired loans not included in above totals	5,837	9,208	12,812	7,072	11,149

Total impaired loans	$14,637	$12,965	$16,746	$13,669	$15,430

(1)	Loans are placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
There are no loans as of December 31, 2008, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2008. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2008 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $1,407. The amount of interest income on such loans actually included in net income in 2008 was $74.
Interest income recognition associated with impaired loans was as follows.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Interest income on impaired loans, including interest income recognized on a cash basis	$626	$1,008	$533	$530	$471

Interest income on impaired loans recognized on a cash basis	$626	$1,008	$533	$530	$471

There were no foreign outstandings for any period presented. No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$799,413	$586,889	$539,241	$544,791	$507,164

Allowance for loan losses at beginning of year	$7,374	$8,060	$9,212	$11,706	$6,308
Loan charge-offs:
Commercial and agricultural and commercial real estate	5,008	2,538	2,185	3,038	1,173
Real estate mortgage	1,952	711	416	1,420	884
Real estate construction	33	29	—	—	—
Consumer	788	750	865	1,223	810
Leases	17	—	—	—	—
Credit card and other	—	—	—	25	21

	7,798	4,028	3,466	5,706	2,888

Recoveries of loans previously
Charged-off:
Commercial and agricultural and commercial real estate	547	552	256	819	187
Real estate mortgage	197	173	443	671	190
Real estate construction	18	7	—	—	—
Consumer	282	311	479	584	329
Leases	35	—	—	—	—
Credit card and other	—	2	8	15	29

	1,079	1,045	1,186	2,089	735

Net charge-offs (1)	(6,719)	(2,983)	(2,280)	(3,617)	(2,153)
Balance from acquisition	—	1,277	—	—	5,746
Provision for loan losses (2)	8,207	1,020	1,128	1,123	1,805

Allowance for loan losses at end of year	$8,862	$7,374	$8,060	$9,212	$11,706

Allowance for loan losses as a percent of loans at year-end	1.11%	0.93%	1.45%	1.76%	2.06%

Ratio of net charge-offs during the year to average loans outstanding	0.84%	0.52%	0.42%	0.66%	0.43%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2008		2007
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$1,220	13.7%	$1,735	12.4%
Commercial real estate	3,330	39.3	3,059	37.7
Real estate mortgage	2,524	40.9	1,551	43.0
Real estate construction	699	3.8	183	4.1
Consumer	442	2.2	359	2.5
Credit card and other	—	0.1	—	0.3
Unallocated	647	—	487	—

	$8,862	100.0%	$7,374	100.0%

	2006		2005
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$1,742	10.2%	$3,049	12.6%
Commercial real estate	3,230	39.1	3,645	37.4
Real estate mortgage	1,458	42.0	1,395	39.3
Real estate construction	1,037	5.1	279	5.7
Consumer	357	3.5	433	4.8
Credit card and other	—	—	—	0.1
Leases	—	0.1	—	0.1
Unallocated	236	—	411	—

	$8,060	100.0%	$9,212	100.0%

	2004
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$3,227	13.5%
Commercial real estate	5,097	35.6
Real estate mortgage	2,067	40.1
Real estate construction	67	4.5
Consumer	1,175	5.8
Credit card and other	15	0.2
Leases	9	0.3
Unallocated	49	—

	$11,706	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan and lease losses to total loans increased from 0.93% in 2007 to 1.11% in 2008. The unallocated reserve of FCBC and its affiliates has increased from $487 in 2007 to $647 in 2008. Factors in the determination of the unallocated reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. In 2008, compared to 2007, some of these factors worsened, contributing to the increase of the unallocated reserves.
As the loan portfolio continues to shift towards more real estate loans, the allocation of the reserve to these loans has also grown. The loss allocation for commercial and agricultural loans decreased in 2008. Although the volume of this piece of the loan portfolio increased, the relative credit quality of these loans has improved in 2008 by virtue of previously reserved commercial and agricultural loans having been charged off in 2008.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$121,541	N/A	$89,171	N/A	$92,382	N/A
Interest-bearing demand deposits	151,959	1.36%	100,471	2.46%	95,227	1.87%
Savings, including Money Market deposit accounts	204,646	0.98%	150,467	1.03%	156,495	0.85%
Certificates of deposit, including IRA’s	327,502	3.46%	234,024	4.29%	222,480	3.58%

	$805,648		$574,133		$566,584

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2008 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$28,144	$1,874	$30,018
Over 3 through 6 months	11,017	1,041	12,058
Over 6 through 12 months	16,382	2,518	18,900
Over 12 months	18,323	1,497	19,820

	$73,866	$6,930	$80,796

Return on Equity and Assets
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 through 3 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders. The dividend payout ratio was -17.9% in 2008, 89.6% in 2007 and 100.0% in 2006.
Short-term Borrowings
See Note 10 to the consolidated financial statements (located at page 52 of the Annual Report to Shareholders) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 16 and 17 of the Annual Report to Shareholders) for the statistical disclosures for short-term borrowings for 2008, 2007, and 2006.
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
WE MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE OUR NET INTEREST INCOME.
Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on our profitability.
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
STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS.
We face competition both in originating loans and in attracting deposits. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.
OUR BUSINESSES HAVE BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY CURRENT CONDITIONS IN THE FINANCIAL MARKETS AND ECONOMIC CONDITIONS GENERALLY.
The capital and credit markets have been experiencing unprecedented levels of volatility for much of 2008. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.
A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could have one or more of the following adverse effects on our businesses:
•	A decrease in the demand for loans and other products and services offered by us;

•	A further impairment of certain intangible assets, such as goodwill;

•	An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.
OUR PARTICIPATION IN THE U.S. TREASURY’S CPP IMPOSES RESTRICTIONS AND OBLIGATIONS ON THE CORPORATION THAT LIMIT OUR ABILITY TO INCREASE DIVIDENDS, REPURCHASE SHARES OF OUR COMMON STOCK AND ACCESS EQUITY CAPITAL MARKETS.
Subsequent to December 31, 2008, the Corporation issued preferred stock and a warrant to purchase our common stock to the U.S. Treasury as part of its Capital Purchase Program (CPP). Prior to January 25, 2012,

unless the Corporation has redeemed all of the preferred stock or the U.S. Treasury has transferred all of the preferred stock to a third party, the agreement pursuant to which such securities were sold limits the payment of dividends on our common stock to the current quarterly dividend of $0.15 per share without prior regulatory approval, and limits our ability to repurchase shares of our common stock. In addition, unless the Corporation redeems the preferred stock during the first five years, the dividends on this capital will increase from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.
RECENT DEVELOPMENTS IN THE RESIDENTIAL MORTGAGE AND RELATED MARKETS AND THE ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS.
Recently, the residential mortgage market in the United States, including Ohio, has been negatively impacted by several economic factors, including increasing rates and payments on adjustable-rate mortgages, decreasing housing values and increased credit standards for borrowers. As a result, delinquencies, foreclosures and loses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed- and adjustable-rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in Ohio and our local markets, our financial condition and results of operations could be adversely affected.
THE ENACTMENT OF EESA AND ARRA MAY SIGNIFICANTLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATION, LIQUIDITY OR STOCK PRICE.
EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Common Shares.
There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

FEDERAL AND STATE GOVERNMENTS MAY ADOPT LAWS RESPONSIVE TO THE CURRENT CREDIT CONDITIONS THAT WOULD ADVERSELY AFFECT OUR ABILITY TO COLLECT ON LOANS.
Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. Additionally, legislation has been proposed to give judges the ability to adjust the principal and interest payments on mortgages to allow homeowners to avoid foreclosure. Such adjustments could adversely affect our profitability and financial condition.
FDIC INSURANCE PREMIUMS MAY INCREASE MATERIALLY, NEGATIVELY AFFECTING OUR PROFITABILITY.
The FDIC insures deposits at FDIC insured financial institutions, including Citizens. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009. The FDIC announced its adoption of an interim final rule imposing a special assessment of 10 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution. Management of FCBC expects that the special assessment and the changes to the premium calculation could increase FCBC’s insurance expense in 2009 significantly. Future increases may be announced, which would negatively affect our net income.
CONCERN OF CUSTOMERS OVER DEPOSIT INSURANCE MAY CAUSE A DECREASE IN DEPOSITS AT CITIZENS.
With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from Citizens in an effort to ensure that the amount they have on deposit at Citizens is fully insured. Decreases in deposits may adversely affect our funding costs and net income.
LEGISLATIVE OR REGULATORY CHANGES OR ACTIONS COULD ADVERSELY IMPACT THE FINANCIAL SERVICES INDUSTRY.
The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. The significant federal and state banking regulations that affect us are described in this annual report under the heading “Supervision and Regulation.”
TRADING IN OUR COMMON SHARES IS VERY LIMITED, WHICH MAY ADVERSELY AFFECT THE TIME AND THE PRICE AT WHICH YOU CAN SELL YOUR CORPORATION COMMON SHARES.
Although the common shares of the Corporation are quoted on The NASDAQ Capital Market, trading in the Corporation’s common shares is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy Corporation common shares at that time.
Item 1B. Unresolved Staff Comments
The Corporation has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remained unresolved.
Item 2. Properties
FCBC neither owns nor leases any properties. Citizens owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns branch banking offices in the following Ohio communities; Sandusky (2), Norwalk, Berlin Heights, Castalia, New Washington, Shelby (3), Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , and Quincy. Citizens leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty and Willard. Additionally, Citizens currently owns a loan production office in Port Clinton, Ohio. In the third quarter of 2008 the Corporation closed its loan production offices in Marion, Ohio and Marysville, Ohio. SCC leases its processing center located at 303 Howard Drive, Sandusky, Ohio.
Item 3. Legal Proceedings
In August, 2006, Champaign National Bank (Champaign) terminated the employment of Mary L. Boesch (Boesch). On November 9, 2006, Boesch filed a lawsuit against Champaign and its parent Futura Banc Corp. (Futura) in the Common Pleas Court of Summit County, Ohio alleging gender and age discrimination and retaliatory discharge under Ohio law. She requested damages in excess of $25,000, punitive damages and her costs in maintaining the action. The court granted summary judgment in favor of both Champaign and Futura respecting all claims, and Boesch filed an appeal.
On December 17, 2007, First Citizens Banc Corp (First Citizens) completed its acquisition of Futura, and Champaign was merged into First Citizens’ subsidiary The Citizens Banking Company (Citizens). As a result, Citizens became a party to the litigation. The court of appeals has since upheld the summary judgment in favor of Futura and upheld the summary judgment upon the claims of discrimination against Champaign. However, the court decided that there were factual issues relevant to the retaliatory discharge claim against Champaign (now Citizens) and reversed the summary judgment on that claim.
Citizens has reached a settlement with Boesch and has reflected in its financial statements as of December 31, 2008, the amount of the settlement with the employee.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded, the number of shareholders of record and dividend information is incorporated by reference to the information appearing under the caption “Common Stock and Shareholder Matters” located on page 5 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders.

The performance graph required by this item is incorporated by reference to the graph appearing under the caption “Stockholders Return Performance” on page 4 of the 2008 Annual Report to the Shareholders.
As of December 31, 2008, there were approximately 1,400 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s common stock.
Information regarding the restrictions on the Corporation’s payment of dividends is included herein under Item 1 of this Form 10-K and is incorporated into this Section by reference.
The Corporation repurchased none of its common shares during 2008.
Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 through 3 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — As of December 31, 2008 and December 31, 2007 and for the Years Ending December 31, 2008, 2007 and 2006
Information required by this section is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 6 through 21 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 21 through 23 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to First Citizens Banc Corp’s 2008 Annual Report to Shareholders (Exhibit 13.1, pages 26 through 70). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 22 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 69.
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2008 and 2007
Consolidated Statements of Income
For each of the three years in the period ended December 31, 2008
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2008
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2008
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On December 16, 2008, the Corporation approved the engagement of S.R. Snodgrass, A.C. to serve as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
During the Corporation’s three most recent fiscal years ended December 31, 2008, 2007 and 2006, there were no disagreements between the Corporation and Crowe Horwath LLP (Crowe) on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreements in its report on the consolidated financial statements for such years.
Item 9(A). Controls and Procedures Disclosures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008, were effective.
Management’s Report on Internal Control over Financial Reporting
Information required by this section is incorporated by reference to the information appearing under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 25 through 26 of First Citizens Banc Corp’s 2008 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2008 that was not disclosed.
PART III
Information relating to the Items 10, 11, 12, 13 and 14 are included in First Citizens Banc Corp’s Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 21, 2009, (2008 Proxy Statement) dated March 18, 2009, to be filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report.
Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Meetings and Committees,” and “Corporate Governance — Code of Ethics” of the 2008 Proxy Statement is incorporated herein by reference in response to this item.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation” and “2008 Compensation of Directors” of the 2008 Proxy Statement is incorporated by reference in response to this item.
The Corporation’s Compensation, Benefits and Liability Committee had no members who were officers or employees of the Corporation during 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the caption “Beneficial Ownership of Common Shares of the Corporation” of the 2008 Proxy Statement is incorporated by reference in response to this item>
Equity Compensation Plan Information
The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2008.

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans Approved by security holders	29,500	25.42	195,500 (1)
Equity compensation plans not approved by security holders	0	0	0
Total	29,500	25.42	195,500 (1)

(1)	The number of securities available under the plan is subject to adjustment under specified circumstances, including the issuance of additional shares in mergers. No adjustments have been made to date.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Transactions with Directors, Officers and Associates” of the 2008 Proxy Statement is incorporated by reference in response to this item.
Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Fees of Independent Registered Public Accounting Firm” of the 2008 Proxy Statement filed with the Securities and Exchange Commission is incorporated by reference in response to this item.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as a Part of the Report
1	Financial Statements. The following financial statements, together with the applicable report of independent auditors, can be located under Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2008 and 2007
Consolidated Statements of Income
For the three years ended December 31, 2008
Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2008
Consolidated Statements of Cash Flows
For the three years ended December 31, 2008
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3 Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Included herewith

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Included herewith

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005.	Filed on March 16, 2006 and incorporated herein by reference.

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with George E. Steinemann.	Filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.3	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.4	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.5	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

Exhibit	Description	Location
10.6	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.7	Agreement and Plan of Merger dated as of June 7, 2007, by and between First Citizens Banc Corp and Futura Banc Corp.	Filed as Annex A to the Prospectus of First Citizens Banc Corp/Joint Proxy Statement of First Citizens Banc Corp dated September 27, 2007 and filed on September 28, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 ( Registration No. 333-145931) and incorporated herein by reference.

10.8	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.9	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.10	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.2.2 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.11	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.2.3 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.12	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.2.4 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.13	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.2.5 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2008 Annual Report to Shareholders.	Included herewith

16	Letter regarding change in certifying accountant.	Filed as Exhibit 16.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed December 19, 2008, and incorporated herein by reference.

21.1	Subsidiaries of FCBC.	Included herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

Exhibit	Description	Location
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

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

Todd A. Michel, Senior Vice President (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2009 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ John O. Bacon	/s/ Allen R. Nickles, CPA, CFE, FCPA

John O. Bacon, Director	Allen R. Nickles, CPA, CFE, FCPA, Director

/s/ Laurence A. Bettcher	/s/ John P. Pheiffer

Laurence A. Bettcher, Director	John P. Pheiffer, Director

/s/ Barry W. Boerger	/s/ J. William Springer

Barry W. Boerger, Director	J. William Springer, Director

/s/ Thomas A. Depler	/s/ David A. Voight

Thomas A. Depler, Director	David A. Voight, Chairman of the Board

/s/ Blythe A. Friedley	/s/ Richard A Weidrick, CPA, PFS

Blythe A. Friedley, Director	Richard A Weidrick, CPA, PFS

/s/ James D. Heckelman	/s/ Daniel J. White

James D. Heckelman, Director	Daniel J. White, Director

/s/ Allen R. Maurice	/s/ J. George Williams

Allen R. Maurice, Director	J. George Williams, Director

/s/ James O. Miller	/s/ Gerald B. Wurm

James O. Miller, President & CEO, Director	Gerald B. Wurm, Director

/s/ W. Patrick Murray W. Patrick Murray, Director

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Included herewith

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Included herewith

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005.	Filed on March 16, 2006 and incorporated herein by reference.

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Employment agreement with George E. Steinemann.	Filed as Exhibit 10.4 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.3	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.4	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.5	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

Exhibit	Description	Location
10.6	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.7	Agreement and Plan of Merger dated as of June 7, 2007, by and between First Citizens Banc Corp and Futura Banc Corp.	Filed as Annex A to the Prospectus of First Citizens Banc Corp/Joint Proxy Statement of First Citizens Banc Corp dated September 27, 2007 and filed on September 28, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 ( Registration No. 333-145931) and incorporated herein by reference.

10.8	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.9	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.10	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.2.2 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.11	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.2.3 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.12	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.2.4 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.13	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.2.5 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2008 Annual Report to Shareholders.	Included herewith

16	Letter regarding change in certifying accountant.	Filed as Exhibit 16.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed December 19, 2008, and incorporated herein by reference.

21.1	Subsidiaries of FCBC.	Included herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

Exhibit	Description	Location
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith