Form 10-Q
period 2009-03-31
FIRST CITIZENS BANC CORP /OH
filed 2009-05-11
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding at May 8, 2009 — 7,707,917 common shares

FIRST CITIZENS BANC CORP

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$22,136	$26,649
Federal funds sold	47,000	—

Cash and cash eqivalents	69,136	26,649
Securities available for sale	180,341	150,936
Loans, net of allowance of $10,335 and $8,862	782,855	787,789
Other securities	16,223	16,223
Premises and equipment, net	20,739	20,996
Accrued interest receivable	6,183	5,764
Goodwill	21,720	21,720
Core deposit and other intangibles	7,458	7,780
Bank owned life insurance	11,486	11,365
Other assets	8,258	4,389

Total assets	$1,124,399	$1,053,611

LIABILITIES
Deposits
Noninterest-bearing	$122,495	$122,141
Interest-bearing	761,852	687,780

Total deposits	884,347	809,921
Federal Home Loan Bank advances	60,434	69,982
Securities sold under agreements to repurchase	32,342	31,143
U. S. Treasury interest-bearing demand note payable	1,504	3,986
Notes payable	—	20,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	16,876	12,035

Total liabilities	1,024,930	976,994

SHAREHOLDERS’ EQUITY
Preferred stock, 200,000 shares authorized, 23,184 shares issued	23,105	—
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,365
Retained deficit	(17,017)	(16,546)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(3,831)	(3,967)

Total shareholders’ equity	99,469	76,617

Total liabilities and shareholders’ equity	$1,124,399	$1,053,611

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$12,057	$14,204
Taxable securities	1,766	1,715
Tax-exempt securities	370	288
Federal funds sold and other	13	59

Total interest income	14,206	16,266
Interest expense
Deposits	3,150	4,881
Federal Home Loan Bank advances	678	751
Subordinated debentures	371	494
Other	140	498

Total interest expense	4,339	6,624

Net interest income	9,867	9,642
Provision for loan losses	2,102	1,006

Net interest income after provision for loan losses	7,765	8,636

Noninterest income
Computer center item processing fees	103	191
Service charges	1,097	1,154
Net gain on sale of securities	1	183
Net gain on sale of loans	2	2
ATM fees	346	290
Trust fees	384	497
Bank owned life insurance	121	128
Other	333	127

Total non-interest income	2,387	2,572
Noninterest expense
Salaries and wages	3,604	3,609
Benefits	710	729
Net occupancy expense	632	656
Equipment expense	528	532
Contracted data processing	283	404
State franchise tax	289	476
Professional services	287	424
Amortization of intangible assets	322	403
FDIC assessment	232	16
ATM Expense	161	196
Other real estate owned expense	188	36
Other operating expenses	2,010	1,969

Total noninterest expense	9,246	9,450

Income before income taxes	906	1,758
Income tax expense	147	446

Net income	$759	$1,312

Preferred stock dividends	71	—

Net income available to common shareholders	$688	$1,312

Earnings per common share, basic and diluted	$0.09	$0.17

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008
Net income	$759	$1,312

Unrealized holding gains on available for sale securities	205	1,945

Reclassification adjustment for (gains) and losses later recognized in income	(1)	—

Net unrealized gains	204	1,945
Tax effect	(69)	(661)

Total other comprehensive income	135	1,284

Comprehensive income	$894	$2,596

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Stock	Income/(Loss)	Equity

Balance, January 1, 2009	—	$—	7,707,917	$114,365	$(16,546)	$(17,235)	$(3,967)	$76,617

Net income					759			759

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects							136	136

Preferred stock issued	23,184	23,184						23,184

Discount on preferred stock issued		(82)						(82)

Amortization of discount on preferred stock		3			(3)			—

Common stock warrant issued				82				82

Cash dividends ($.15 per share)					(1,156)			(1,156)

Preferred stock dividend					(71)			(71)

Dividends declared					—			—

Balance, March 31, 2009	23,184	$23,105	7,707,917	$114,447	$(17,017)	$(17,235)	$(3,831)	$99,469

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008

Net cash from operating activities	$3,549	$1,805

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	26,955	14,840
Purchases of securities, available-for-sale	(55,582)	(16,283)
Loans made to customers, net of principal collected	2,655	(10,982)
Proceeds from sale of OREO properties	53	22
Proceeds from sale of property	—	8
Net purchases of office premises and equipment	(195)	(359)

Net cash from investing activities	(26,114)	(12,754)

Cash flows from financing activities
Repayment of FHLB borrowings	(48)	(48)
Net change in short-term FHLB advances	(9,500)	(1,000)
Net change in long-term FHLB advances	—	5,000
Net change in deposits	74,426	7,180
Cash received in deposit acquisition	—	3,915
Change in securities sold under agreements to repurchase	1,199	450
Change in U. S. Treasury interest-bearing demand note payable	(2,482)	(563)
Repayment of long-term debt	(20,500)	—
Issuance of preferred stock and common stock warrant	23,184	—
Change in federal funds purchased	—	200
Dividends paid	(1,227)	(2,158)

Net cash from financing activities	65,052	12,976

Net change in cash and due from banks	42,487	2,027
Cash and cash equivalents at beginning of period	26,649	45,753

Cash and cash equivalents at end of period	$69,136	$47,780

Cash paid during the period for:
Interest	$4,317	$6,664
Income taxes	$425	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$115	$420
See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens to hold inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens to hold and manage its securities portfolio and is eliminated in consolidation. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation. Champaign Investment Company (CIC) was a subsidiary that provided financial planning and investment advisory services to the former Futura Banc Corporation’s customers. On December 19, 2008, CIC was merged with Citizens.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2009 and its results of operations and changes in cash flows for the periods ended March 31, 2009 and 2008 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2008 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2009, SCC provided item processing for three financial institutions in addition to Citizens. SCC accounted for 1.0% of the Corporation’s total revenues through March 31, 2009. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2009. Water St. revenue was less than 1.0% of total revenue through March 31, 2009. Management considers the Corporation to operate primarily in one reportable segment, banking.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, impairment of goodwill, fair values of financial instruments and pension obligations are particularly subject to change.
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
New Accounting Pronouncements:
In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP early for the interim and annual periods ending after March 15, 2009. The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP early for the interim and annual periods ending after March 15, 2009. The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at March 31, 2009 and December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized
March 31, 2009	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$80,859	$1,033	$(20)
Obligations of states and political subdivisions	38,802	695	(265)
Mortgage-backed securities	60,004	969	(25)

Total debt securities	$179,665	$2,697	$(310)

Equity securities	676	195	—

Total	$180,341	$2,892	$(310)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$76,511	$1,391	$(65)
Obligations of states and political subdivisions	34,673	527	(219)
Mortgage-backed securities	39,076	583	(36)

Total debt securities	150,260	2,501	(320)

Equity securities	676	195	—

Total	$150,936	$2,696	$(320)

The amortized cost and fair value of securities at March 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$16,234

Due after one year through five years	38,407

Due after five years through ten years	17,633

Due after ten years	47,387

Mortgage-backed securities	60,004

Equity securities	676

Total securities available for sale	$180,341

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Gains from securities called or settled by the issuer during the quarter ended March 31, 2009 were $1. There were no proceeds from sales of securities during the quarter ended March 31, 2008. However, the Corporation had a gain of $183 in the first quarter of 2008 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with a carrying value of approximately $121,570 and $125,385 were pledged as of March 31, 2009 and December 31, 2008, respectively, to secure public deposits, other deposits and liabilities as required by law.
Securities with unrealized losses at March 31, 2009 and December 31, 2008 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
March 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$6,629	$20	$—	$—	$6,629	$20
Obligations of states and political subdivisions	9,541	185	2,509	80	12,050	265
Mortgage-backed securities	3,590	25	3	—	3,593	25

Total temporarily impaired	$19,760	$230	$2,512	$80	$22,272	$310

	12 Months or less		More than 12 months		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$6,991	$65	$—	$—	$6,991	$65
Obligations of states and political subdivisions	10,370	140	1,355	79	11,725	219
Mortgage-backed securities	3,070	36	—	—	3,070	36

Total temporarily impaired	$20,431	$241	$1,355	$79	$21,786	$320

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at March 31, 2009 and December 31, 2008 were as follows:

	3/31/2009	12/31/2008
Commercial and agriculture	$106,611	$109,375
Commercial real estate	319,565	313,000
Real estate — mortgage	320,221	325,962
Real estate — construction	30,154	30,628
Consumer	16,415	17,409
Other	367	400
Leases	126	164

Total loans	793,459	796,938
Allowance for loan losses	(10,335)	(8,862)
Deferred loan fees	(269)	(287)

Net loans	$782,855	$787,789

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 was as follows:

	2009	2008
Balance January 1,	$8,862	$7,374
Loans charged-off	(775)	(931)
Recoveries	146	479
Provision for loan losses	2,102	1,006

Balance March 31,	$10,335	$7,928

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three months ended March 31:

	2009	2008
Average investment in impaired loans	$17,282	$14,067

Interest income recognized on impaired loans including interest income recognized on cash basis	77	267

Interest income recognized on impaired loans on cash basis	77	267
Information regarding impaired loans at March 31, 2009 and December 31, 2008 was as follows:

	3/31/2009	12/31/2008
Balance impaired loans	$19,927	$14,637

Less portion for which no allowance for loan losses is allocated	(11,130)	(8,001)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$8,797	$6,636

Portion of allowance for loan losses allocated to impaired loans	$2,358	$1,897

Nonperforming loans were as follows:

	3/31/09	12/31/08

Loans past due over 90 days still on accrual	$3,739	$3,053
Nonaccrual	$21,238	$17,943
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

	Three months ended March 31,
	2009	2008
Basic
Net Income	$759	$1,312
Preferred stock dividends	71	—

Net Income available to common shareholders	$688	$1,312

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings per common share	$0.09	$0.17

Diluted
Net Income	$759	$1,312
Preferred stock dividends	71	—

Net Income available to common shareholders	$688	$1,312

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917

Diluted earnings per common share	$0.09	$0.17

Stock options for 29,500 and 39,000 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2009 and March 31, 2008 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2009 and December 31, 2008:

	Contract Amount
	March 31, 2009		December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$5,623	$98,486	$6,286	$97,800
Overdraft protection	—	12,546	—	12,556
Letters of credit	280	1,220	50	1,120

	$5,903	$112,252	$6,336	$111,476

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at March 31, 2009 and 3.25% to 9.50% at December 31, 2008. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $2,891 on March 31, 2009 and $4,156 on December 31, 2008.
(7) Pension Information
Net periodic pension expense was as follows for the three months ended March 31, 2009 and March 31, 2008:

	Three months ended
	March 31,
	2009	2008
Service cost	$207	$226
Interest cost	190	206
Expected return on plan assets	(255)	(278)
Other components	17	19

Net periodic pension cost	$159	$173

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The total amount of contributions expected to be paid by the Corporation in 2009 total $0, compared to $0 in 2008. Also, effective January 1, 2007, no new employees will be added to the retirement plan.
(8) Stock Options
Options to buy stock may be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provides for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price of the Corporation’s common stock at the date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first three months of 2009 and 2008. Additionally, no stock options became vested during the first three months of 2009 and 2008.
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2009		March 31, 2008
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(9,500)	25.44

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	3 yrs. 3 mos.	$20.50
$35.00	10,000	4 yrs. 0.5 mos.	35.00

Outstanding at quarter-end	29,500	3 yrs. 6 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2009 and December 31, 2008, the aggregate intrinsic value of the stock options was $0 because the exercise prices of all outstanding stock options exceeded the market price of our common stock.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value on March 31, 2009 and 2008 are summarized below.

	Fair Value Measurements at March 31, 2009 Using:
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

Available for sale securities	$—	$180,341	$—
Equity securities	$676	$—	$—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$6,439	$—

	Fair Value Measurements at March 31, 2008 Using:
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

Available for sale securities	$—	$147,582	$—
Equity securities	$633	$—	$—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$5,499	$—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(10) Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (CPP) was announced by the U.S. Treasury on October 14, 2008 as part of the Troubled Asset Relief Program (“TARP”) established under EESA. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions.
The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and the declaration and payment of dividends. The standard terms of the CPP require that a partipating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.15 per share in the case of the Corporation.
To participate, institutions were required to submit applications by November 14, 2008 and receive approval by the U.S. Treasury. Institutions were permitted to apply for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The Corporation submitted an application for an investment by the U.S. Treasury of $23,184,000, which was approved by the U.S. Treasury on December 16, 2008. On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of cumulative perpetual preferred shares (Senior Preferred Shares) with a liquidation preference of $1,000 per share. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. As part of its participation in the CPP, the Corporation also issued a warrant to the U.S. Treasury to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury). The warrant has a ten-year term. All of the proceeds received by First Citizens from the sale of the Senior Preferred Shares and the warrant will qualify as Tier 1 capital for regulatory purposes.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at March 31, 2009 compared to December 31, 2008 and the consolidated results of operations for the three-month period ending March 31, 2009 compared to the same period in 2008. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
Forward-Looking Statements
When used in this Form 10-Q or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
Financial Condition
Total assets of the Corporation at March 31, 2009 were $1,124,399 compared to $1,053,611 at December 31, 2008, an increase of $70,788, or 6.7 percent. The increase in total assets was mainly attributed to increases in cash and cash eqivalents, primarily overnight federal funds sold, and available for sale securities, offset by increases in interest-bearing deposits and preferred stock and decreases in notes payable and federal home loan bank advances.
Net loans have decreased $4,934, or 0.6 percent since December 31, 2008. The commercial real estate portfolio increased by $6,565. The commercial and agricultural, real estate and real estate construction loan portfolios decreased $2,764, $5,741 and $474, respectively, while consumer loans and leases and other loans portfolios decreased a total of $994, $38 and $33, respectively. The current increase in commercial real estate loans is mainly due to aggressive calling efforts by the commercial lending officers. The current decrease in commercial and agriculture loans is the result of seasonality. The current decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans on the secondary market.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation had no loans held for sale at March 31, 2009 or December 31, 2008. At March 31, 2009, the net loan to deposit ratio was 88.5 percent compared to 97.3 percent at December 31, 2008. This ratio declined in 2009 due to increased deposits.
For the first three months of operations in 2009, $2,102 was placed into the allowance for loan losses from earnings, compared to $1,006 in the first quarter of 2008. Net charge-offs have increased compared to 2008. Nonperforming loans have increased by $3,981, of which $3,295 was due to increased loans on nonaccrual status. Impaired loans also increased, from $14,637 at December 31, 2008 to $19,927 at March 31, 2009. In general, the increase in these factors can be attributed to the overall decline in economic conditions. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The March 31, 2009 allowance for loan losses as a percent of total loans was 1.30 percent compared to 1.11 percent at December 31, 2008.
Available for sale securities increased by $29,405 from $150,936 at December 31, 2008 to $180,341 at March 31, 2009. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2009, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $121 from December 31, 2008 due to income earned on the investment. BOLI was purchased in 2006 as an alternative to replacing maturing securities, and is being used to help recover healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $257 from December 31, 2008 to March 31, 2009, as a result of new purchases of $195 and depreciation of $452.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Total deposits at March 31, 2009 increased $74,426 from year-end 2008. Noninterest-bearing deposits increased $354 from year-end 2008 while interest-bearing deposits, including savings and time deposits, increased $74,072 from December 31, 2008. The interest-bearing deposit increase was due to increases in interest-bearing demand accounts; and savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. Increases in deposits from public entities (such as municipalities and school systems) accounted for an increase of approximately $2,100 in interest-bearing demand accounts. Savings accounts increased $17,100 from year end 2008, which included increases of $3,200 in statement savings, $2,900 in corporate savings, $5,000 in money market savings and $6,000 in public fund money market savings. The year to date average balance of total deposits increased $25,944 compared to the average balance of the same period in 2008. The increase in average balance is due to the Corporation’s participation in the CDARS program that started late in the fourth quarter of 2008 and has increased interest-bearing deposits by approximately $52,543 during the first quarter of 2009.
Total borrowed funds have decreased $31,331 from December 31, 2008 to March 31, 2009. At March 31, 2009, the Corporation had $60,434 in outstanding Federal Home Loan Bank advances compared to $69,982 at December 31, 2008. On March 11, 2009, an FHLB advance in the amount of $2,500 matured. This advance had terms of sixty months with a fixed rate of 3.24%. The advance was not replaced. In addition, during the first quarter of 2009 overnight advances in the amount of $7,000 were paid off. The Corporation paid off notes outstanding with other financial institutions during the first quarter of 2009 totaling $20,500. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $1,199 and U.S. Treasury Tax Demand Notes have decreased $2,482 from December 31, 2008 to March 31, 2009.
Shareholders’ equity at March 31, 2009 was $99,469, or 8.9 percent of total assets, compared to $76,617 at December 31, 2008, or 7.3 percent of total assets. The increase in shareholders’ equity resulted from earnings of $759, less dividends paid of $1,227, and the increase in the market value of securities available for sale, net of tax, of $136. Additionally, on January 23, 2009, the Corporation issued $23,184 in preferred stock to the U.S. Treasury. The Corporation paid a cash dividend on February 1, 2009 and February 1, 2008 at a rate of $.15 and $.28 per share, respectively. Total outstanding common shares at March 31, 2009 and at March 31, 2007 were 7,707,917.
Under the Corporation’s stock repurchase program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. However, the Corporation has participated in the U.S. Treasury’s Capital Purchase Program (CPP), which was announced by the U.S. Treasury on October 14, 2008 as part of the Troubled Asset Relief Program (“TARP”) established under the Emergency Economic Stabilization Act of 2008 (EESA). On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of cumulative perpetual preferred shares (Senior Preferred Shares), with a liquidation preference of $1,000 per share, and a warrant to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury). As a participant in the CPP, the Corporation is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and the declaration and payment of dividends. Due to these restrictions, the Corporation is precluded from repurchasing its common shares without the approval of the U.S. Treasury for a period of three years.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Results of Operations
Three Months Ended March 31, 2009 and 2008
Net income for the three months ended March 31, 2009 was $759, a decrease of $553 or 42.1 percent from $1,312 for the first three months of 2008. Basic and diluted earnings per common share were $0.10 for the first quarter of 2009, compared to $0.17 for the same period in 2008. The primary reasons for the changes in net income are explained below.
Net interest income for the first quarter of 2009 was $9,867, an increase of $225 or 2.3 percent from $9,642 in the first quarter of 2008. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 5.3 percent from the first quarter last year from organic growth. Average loans for the quarter decreased 0.7 percent compared to the first quarter of 2008, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the three months ended March 31, 2009 and 2008 was 3.91% and 4.03%, respectively. Net interest margin declined 12 basis points as net interest income increase 2.3 percent while average earning assets increased 5.3 percent.
Non-interest income for the first quarter of 2009 was $2,387, a decrease of $185 or 7.2 percent from the first quarter 2008. All non-interest income line items declined compared to 2008, except for ATM fees and other noninterest income. The declines in Trust fees of $113 and Service charges of $57 are related to current economic conditions. Net gain on sale of securities declined in 2009 because of a nonrecurring gain related to the redemption of VISA stock of $183 that was posted in 2008. ATM fee income for the first quarter of 2009 was $346, up $56 or 19.3 percent over the first quarter of 2008. This increase can be attributed to a change in ATM processing systems. The change resulted in increased interchange income, along with a $25 incentive to switch. Other non-interest income of $237, related to the resolution of three loans obtained in the Futura merger, was recorded in the first quarter of 2009. These loans were recorded at fair value at the time of the merger and have subsequently been settled at a higher value.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest expense for the first quarter of 2009 was $9,246, a decrease of $204 or 2.2 percent, from $9,450 reported for the same quarter of 2008. Salary and other employee costs were $4,314, down $24 or 0.6 percent as compared to the first quarter of 2008. The Corporation has instituted a salary freeze for 2009, which has helped keep salary expenses in line with last year. Occupancy and equipment costs were $1,160, down $28 or 2.4 percent compared to the same period of 2008. Computer processing cost were $283, down $121, or 30.0 percent compared to last year as a result of conversion cost associated with acquisitions paid during 2008. State franchise taxes decreased by $187 compared to the same period of 2008. Franchise tax is based on the prior end-of-year capital of the Corporation. The large goodwill impairment charge booked directly led to the decrease in franchise tax. Amortization expense decreased $81, or 20.1 percent from the first quarter of 2008, related to scheduled amortization of intangible assets associated with mergers. FDIC assessment is up by $216. The increase is due to an increase in the assessment rate charged. While the assessment rate increased in 2007, it had been offset by credits received. These credits ran out in the second half of 2008, leading to the increase in the first quarter of 2009 compared to the first quarter of 2008.
Income tax expense for the first three months of 2009 totaled $147 compared to $446 for the first three months of 2008. This was a decrease of $299, or 67.0 percent. The decrease in the federal income taxes is mainly a result of total nontaxable securities income being a larger percentage of income before taxes. The effective tax rates for the three-month periods ended March 31, 2009 and March 31, 2008 were 16.2% and 25.3%, respectively.
Capital Resources
Shareholders’ equity totaled $99,469 at March 31, 2009 compared to $76,617 at December 31, 2008. The increase in shareholders’ equity resulted primarily from the issuance to the U.S. Treasury of $23,184,000 of Senior Preferred Shares on January 23, 2009 pursuant to the CPP. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2009 and December 31, 2008 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2009	12/31/2008	Purposes	Provisions
Total Risk Based Capital	14.1%	11.3%	8.0%	10.0%
Tier I Risk Based Capital	11.4%	7.9%	4.0%	6.0%
Leverage Ratio	8.5%	5.8%	4.0%	5.0%
The Corporation paid a cash dividend of $.15 per common share on February 1, 2009 and $.29 per common share on February 1, 2008. The Corporation also paid a 5% cash dividend on preferred shares of $71 on February 17, 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. At March 31, 2009, securities with maturities of one year or less totaled $16,234, or 9.0 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the quarter ended March 31, 2009 was $3,549. This includes net income of $759 plus net adjustments of $2,790 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(26,114) for the quarter ended March 31, 2009. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $26,955. This increase in cash was offset by the purchase of securities of $55,582. Cash from financing activities in the first quarter of 2009 totaled $65,052. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $74,426 in the first quarter of 2009. The large increase in deposits was primarily due to the Corporation’s participation in the CDARS program, which added $52,543 in deposits during the first quarter of 2009. Cash was used by the decrease in long-term borrowings of $20,500. Cash of $23,184 was provided from the issuance of Senior Preferred Shares to the U.S. Treasury. Cash from operating activities and financing activities exceeded cash from investing activities by $42,487. Cash and cash eqivalents increased from $26,649 at December 31, 2008 to $69,136 at March 31, 2009 as a result of the increase in cash during the first quarter.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $30,000. As of March 31, 2009, Citizens had total credit availability with the FHLB of $144,134 of which $60,434 was outstanding.

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
Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. . The Corporation has not purchased derivative financial instruments in the past and does not intend to purchase such instruments in the near future. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Corporation’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008 and March 31, 2009, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2008 or March 31, 2009. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	March 31, 2009			December 31, 2008
	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	Amount	Change	Change
+200bp	134,950	7,423	6%	106,377	(24)	0%
+100bp	134,649	7,122	6%	107,705	1,304	1%
Base	127,527	—	—	106,401	—	—
-100bp	139,190	11,663	9%	112,159	5,758	5%
The change in net portfolio value from December 31, 2008 to March 31, 2009, is primarily a result of two factors. First, the yield curve has shifted upward, especially the longer end of the curve. Additionally, both the asset and funding mixes have changed. While assets increased, the mix also shifted away from loans toward securities and cash. The funding mix shifted from borrowed money to deposits. As a result, the Corporation has seen an increase in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. A downward change in rates would also lead to an increase in the net portfolio value as the fair value of liabilities would increase more slowly than the fair value of the asset portfolio. The general trend in movements is similar to those at December 31, 2008, although the positive effect of rates moving up is increasing. Also, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we saw in the first quarter of 2009.
ITEM 4. Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009, were effective.
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

First Citizens Banc Corp
Other Information
Form 10-Q
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
As previously reported in the Current Report on Form 8-K filed by the Corporation on January 26, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of Senior Preferred Shares, with a liquidation preference of $1,000 per share, and a warrant to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41, on January 23, 2009 pursuant to the U.S. Treasury’s Capital Purchase Program. The issuance and sale to the U.S. Treasury of the Senior Preferred Shares and the warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Item 4. Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held a special meeting of shareholders on January 5, 2009, for the purpose of considering and voting on a proposal to adopt an amendment to Article FOURTH of the Corporation’s Articles of Incorporation to authorize the Corporation to issue up to 200,000 preferred shares. At the close of business on November 6, 2008, the record date for the special meeting, there were 7,623,893 common shares outstanding and entitled to vote.
At the special meeting, the shareholders of the Corporation adopted the proposed amendment to Article FOURTH of the Corporation’s Articles of Incorporation to authorize the Corporation to issue up to 200,000 preferred shares. The vote was as follows:

			Broker
For	Against	Abstain	Non-Vote
5,733,987.78	639,494.76	42,364.96	—
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

First Citizens Banc Corp

/s/ James O. Miller James O. Miller President, Chief Executive Officer	May 11, 2009 Date

/s/ Todd A. Michel Todd A. Michel Senior Vice President, Controller	May 11, 2009 Date

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits

Exhibit		Description	Location
3.1	(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.
3.1	(b)
Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.
Filed as Exhibit 3.1(b) to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.
3.1	(c)
Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.
Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
3.2		Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.
4.1		Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
4.2
Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.
Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
10.1		Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibit	Description	Location
10.2	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.2.2 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
10.3	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.2.3 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
10.4	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.2.4 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
10.5	Letter Agreement, dated January 20, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.2.5 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith