Form 10-Q
period 2009-06-30
FIRST CITIZENS BANC CORP /OH
filed 2009-08-10
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding at August 7, 2009 - 7,707,917 common shares

FIRST CITIZENS BANC CORP
Index
PART I. Financial Information

Part I – Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$26,364	$26,649
Federal funds sold	34,000	—

Cash and cash eqivalents	60,364	26,649
Securities available for sale	178,646	150,936
Loans, net of allowance of $12,224 and $8,862	772,799	787,789
Other securities	15,306	16,223
Premises and equipment, net	20,530	20,996
Accrued interest receivable	5,339	5,764
Goodwill	21,720	21,720
Core deposit and other intangibles	7,136	7,780
Bank owned life insurance	11,608	11,365
Other assets	7,220	4,389

Total assets	$1,100,668	$1,053,611

LIABILITIES
Deposits
Noninterest-bearing	$123,089	$122,141
Interest-bearing	749,152	687,780

Total deposits	872,241	809,921
Federal Home Loan Bank advances	60,386	69,982
Securities sold under agreements to repurchase	26,539	31,143
U. S. Treasury interest-bearing demand note payable	1,343	3,986
Notes payable	—	20,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	12,037	12,035

Total liabilities	1,001,973	976,994

SHAREHOLDERS’ EQUITY
Preferred stock, 200,000 shares authorized, 23,184 shares issued	23,109	—
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,365
Retained deficit	(17,481)	(16,546)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive (loss)	(4,145)	(3,967)

Total shareholders’ equity	98,695	76,617

Total liabilities and shareholders’ equity	$1,100,668	$1,053,611

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$11,575	$13,827	$23,633	$28,031
Taxable securities	1,671	1,613	3,436	3,329
Tax-exempt securities	412	312	782	601
Federal funds sold and other	10	29	22	87

Total interest income	13,668	15,781	27,873	32,048
Interest expense
Deposits	2,823	3,838	5,973	8,718
Federal Home Loan Bank advances	669	813	1,347	1,565
Subordinated debentures	355	411	726	905
Other	32	352	171	850

Total interest expense	3,879	5,414	8,217	12,038

Net interest income	9,789	10,367	19,656	20,010
Provision for loan losses	2,662	3,176	4,764	4,182

Net interest income after provision for loan losses	7,127	7,191	14,892	15,828
Noninterest income
Computer center data processing fees	135	200	239	391
Service charges	1,222	1,170	2,319	2,324
Net gain on sale of loans	4	3	6	5
Net gain (loss) on sale of securities	52	6	53	189
ATM fees	476	357	822	647
Trust fees	354	501	737	997
Bank owned life insurance	123	121	243	249
Other	110	(20)	444	107

Total noninterest income	2,476	2,338	4,863	4,909
Noninterest expense
Salaries and wages	3,339	3,664	6,943	7,273
Benefits	663	744	1,373	1,474
Net occupancy expense	556	636	1,189	1,292
Equipment expense	509	582	1,037	1,114
Contracted data processing	275	301	558	705
FDIC Assessment	932	24	1,165	40
State franchise tax	273	285	562	761
Professional services	527	532	918	956
Amortization of intangible assets	322	337	644	740
ATM Expense	206	182	367	378
Other operating expenses	1,711	2,288	3,804	4,292

Total noninterest expense	9,313	9,575	18,560	19,025

Income (loss) before taxes	290	(46)	1,195	1,712
Income tax expense (benefit)	(80)	(151)	67	295

Net Income	$370	$105	$1,128	$1,417

Preferred stock dividends	289	—	360	—

Net income available to common shareholders	$81	$105	$768	$1,417

Earnings per common share, basic and diluted	$0.01	$0.01	$0.10	$0.18

          See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$370	$105	$1,128	$1,417

Unrealized holding gains and (losses) on available for sale securities	(474)	(1,667)	(269)	278

Reclassification adjustment for losses later recognized in income	52	6	53	—

Net unrealized gains (losses)	(422)	(1,661)	(216)	278
Tax effect	143	564	73	(94)

Total other comprehensive gain (loss)	(279)	(1,097)	(143)	184

Comprehensive income (loss)	$91	$(992)	$985	$1,601

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity
Balance, January 1, 2009	—	$—	7,707,917	$114,365	$(16,546)	$(17,235)	$(3,967)	$76,617

Net income					1,128			1,128

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects							(178)	(178)

Preferred stock issued	23,184	23,184						23,184

Discount on preferred stock issued		(82)						(82)

Amortization of discount on preferred stock		7			(7)			—

Common stock warrant issued				82				82

Cash dividends ($.22 per share)					(1,696)			(1,696)

Preferred stock dividend					(360)			(360)

Balance, June 30, 2009	23,184	$23,109	7,707,917	$114,447	$(17,481)	$(17,235)	$(4,145)	$98,695

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2009	2008
Net cash from operating activities	$4,239	$5,721

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	63,036	30,059
Purchases of securities, available-for-sale	(89,495)	(33,853)
Purchases of other securities	—	(1,186)
Sale of other securities	917	—
Loans made to customers, net of principal collected	8,922	(14,457)
Proceeds from sale of OREO properties	441	175
Proceeds from sale of property and equipment	—	8
Net purchases of office premises and equipment	(450)	(509)

Net cash from investing activities	(16,629)	(19,763)

Cash flows from financing activities
Repayment of FHLB borrowings	(96)	(95)
Net change in short-term FHLB advances	(9,500)	24,950
Net change in long-term FHLB advances	—	5,000
Repayment of long-term debt	(20,500)	—
Issuance of preferred stock and common stock warrant	23,184	—
Net change in deposits	62,320	(39,293)
Change in securities sold under agreements to repurchase	(4,604)	2,311
Change in U. S. Treasury interest-bearing demand note payable	(2,643)	2,122
Cash received in deposit acquisition	—	3,915
Dividends paid	(2,056)	(4,316)

Net cash from financing activities	46,105	(5,406)

Net change in cash and due from banks	33,715	(19,448)
Cash and due from banks at beginning of period	26,649	45,753

Cash and due from banks at end of period	$60,364	$26,305

Cash paid during the period for:
Interest	$8,158	$12,320
Income taxes	$575	$270

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,074	$1,276
See notes to interim consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(1) Consolidated Financial Statements
Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), SCC Resources, Inc. (SCC), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens to hold and manage its securities portfolio and is eliminated in consolidation. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation. Champaign Investment Company (CIC) was a subsidiary that provided financial planning and investment advisory services to the former Futura Banc Corporation’s customers. On December 19, 2008, CIC was merged with Citizens. On June 30, 2009, SCC was merged with Citizens.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2009 and its results of operations and changes in cash flows for the periods ended June 30, 2009 and 2008 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2008 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2009, SCC provided item processing for three financial institutions in addition to Citizens. SCC revenue accounted for less than 1.0% of the Corporation’s total revenues through June 30, 2009. On June 30, 2009,

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

SCC was merged with Citizens. Citizens will continue to provide this service going forward. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through June 30, 2009. Water St. revenue was less than 1.0% of total revenue through June 30, 2009. Management considers the Corporation to operate primarily in one reportable segment, banking.
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
New Accounting Pronouncements:
In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Corporation’s results of operations or financial position.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP early for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position. The Corporation has presented the necessary disclosures in Note 9 herein.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP early for the interim and annual periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Corporation’s financial position or results of operations.
Impact of Not Yet Effective Authoritative Accounting Pronouncements
In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Corporation plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a Corporation with the power

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations
In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Corporation plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
(2) Securities
Available for sale securities at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized
June 30, 2009	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$69,918	$800	$(246)
Obligations of states and political subdivisions	42,669	613	(354)
Mortgage-backed securities	65,383	1,132	(34)

Total debt securities	$177,970	$2,545	$(634)

Equity securities	676	195	—

Total	$178,646	$2,740	$(634)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$76,511	$1,391	$(65)

Obligations of states and political subdivisions	34,673	527	(219)

Mortgage-backed securities	39,076	583	(36)

Total debt securities	150,260	2,501	(320)

Equity securities	676	195	—

Total	$150,936	$2,696	$(320)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$17,736
Due after one year through five years	26,626
Due after five years through ten years	18,652
Due after ten years	49,573
Mortgage-backed securities	65,383
Equity securities	676

Total securities available for sale	$178,646

Gains from securities called or settled by the issuer during the quarter ended June 30, 2009 were $53. Gains from securities called or settled by the issuer during the quarter ended June 30, 2008 were $6. The Corporation had a gain of $183 in the first quarter of 2008 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with an aggregate carrying value of approximately $137,229 and $125,385 were pledged as of June 30, 2009 and December 31, 2008, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2009 and December 31, 2008 not recognized in income are as follows.

June 30, 2009	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$18,985	$246	$—	$—	$18,985	$246
Obligations of states and political subdivisions	9,899	166	6,027	188	15,926	354
Mortgage-backed securities	6,030	34	—	—	6,030	34

Total temporarily impaired	$34,914	$446	$6,027	$188	$40,941	$634

December 31, 2008	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,991	$65	$—	$—	$6,991	$65
Obligations of states and political subdivisions	10,370	140	1,355	79	11,725	219
Mortgage-backed securities	3,070	36	—	—	3,070	36

Total temporarily impaired	$20,431	$241	$1,355	$79	$21,786	$320

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(3) Loans
          Loans at June 30, 2009 and December 31, 2008 were as follows:

	6/30/2009	12/31/2008
Commercial and agriculture	$105,203	$109,375
Commercial real estate	325,674	313,000
Real estate - mortgage	309,931	325,962
Real estate - construction	27,753	30,628
Consumer	15,889	17,409
Other	748	400
Leases	125	164

Total loans	785,323	796,938
Allowance for loan losses	(12,224)	(8,862)
Deferred loan fees	(300)	(287)

Net loans	$772,799	$787,789

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance beginning of period	$10,335	$7,928	$8,862	$7,374
Loans charged-off	(1,133)	(2,930)	(1,908)	(3,861)
Recoveries	360	176	506	655
Provision for loan losses	2,662	3,176	4,764	4,182

Balance June 30,	$12,224	$8,350	$12,224	$8,350

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Information regarding impaired loans was as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Average investment in impaired loans	$8,696	$13,797	$19,106	$14,254

Interest income recognized on impaired loans including interest income recognized on cash basis	232	159	343	426

Interest income recognized on impaired loans on cash basis	232	159	343	426
Information regarding impaired loans at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
Balance impaired loans	$22,756	$14,637

Less portion for which no allowance for loan losses is allocated	(9,340)	(8,001)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$13,416	$6,636

Portion of allowance for loan losses allocated to impaired loans	$3,960	$1,897

     Nonperforming loans were as follows:

	June 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$4,063	$3,053
Nonaccrual	$19,667	$17,943
Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered non-performing if it is maintained on a cash basis because of deterioration in the borrower’s financial condition, where payment in full of principal or interest is not expected and where the principal and interest have been in default for 90 days, unless the

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

asset is both well-secured and in process of collection. Restructured loans (loans restructured for credit reasons at a below-market interest rate) are also considered non-performing. A loan is considered impaired when it is probable that all of the interest and principal due will not be collected according to the terms of the contractual agreement.
(5) Earnings per Common Share:
Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic
Net Income	$370	$105	$1,128	$1,417
Preferred stock dividends	289	—	360	—

Net Income available to common shareholders	$81	$105	$768	$1,417

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.01	$0.01	$0.10	$0.18

Diluted
Net Income	$370	$105	$1,128	$1,417
Preferred stock dividends	289	—	360	—

Net Income available to common shareholders	$81	$105	$768	$1,417

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917

Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.01	$0.01	$0.10	$0.18

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2009 and June 30, 2008 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2009 and December 31, 2008:

		Contract Amount
	June 30, 2009		December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$3,105	$101,372	$6,286	$97,800
Overdraft protection	—	12,520	—	12,556
Letters of credit	286	1,205	50	1,120

	$3,391	$115,097	$6,336	$111,476

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 3.25% to 9.50% at June 30, 2009 and at December 31, 2008. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $3,091 on June 30, 2009 and $4,156 on December 31, 2008.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

(7) Pension Information
     Net periodic pension expense for:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Service cost	$207	$123	$415	$349
Interest cost	190	113	379	319
Expected return on plan assets	(255)	(151)	(510)	(429)
Other components	17	10	34	29

Net periodic pension cost	$159	$95	$318	$268

No contributions were made by the Corporation to the Corporation’s defined benefit pension plan in 2008 or in the first six months of 2009, and no contributions are expected to be made during the remainder of 2009. Effective January 1, 2007, no new employees will be added to the retirement plan.
(8) Stock Options
Options to buy stock may be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provides for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price at the date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first six months of 2009 or 2008. Additionally, no stock options became vested during the first six months of 2009 or 2008.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

     A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	29,500	$25.42	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(9,500)	25.54

Options outstanding, end of period	29,500	25.42	29,500	25.42

Options exercisable, end of period	29,500	25.42	29,500	25.42

     The following table details stock options outstanding:

		Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	3 yrs. 0 mos.	$20.50
$35.00	10,000	3 yrs. 9.5 mos.	35.00

Outstanding at quarter-end	29,500	3 yrs. 3 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of June 30, 2009 and December 31, 2008, the aggregate intrinsic value of the stock options was $0.
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
Assets measured at fair value are summarized below.
Fair Value Measurements at June 30, 2009 Using:

	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$69,918	$—
Obligations of states and political subdivisions	—	42,669	—
Mortgage-backed securities	—	65,383	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$18,796	$—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Fair Value Measurements at December 31, 2008 Using:

	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$76,511	$—
Obligations of states and political subdivisions	—	34,673	—
Mortgage-backed securities	—	39,076	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$18,796	$—
The carrying amount and estimated fair values of financial instruments not previously presented were as follows.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$26,364	$26,364	$26,649	$26,649
Federal funds sold	34,000	34,000	—	—
Loans, net of allowance for loan losses	772,799	780,648	787,789	803,086
Accrued interest receivable	5,339	5,339	5,764	5,764

Financial Liabilities:
Deposits	(872,241)	(880,470)	(809,921)	(811,125)
Federal Home Loan Bank advances	(60,386)	(59,886)	(69,982)	(67,429)
U.S. Treasury interest-bearing demand note payable	(1,343)	(1,343)	(3,986)	(3,986)
Securities sold under agreement to repurchase	(26,539)	(26,539)	(31,143)	(31,143)
Notes payable	—	—	(20,500)	(20,500)
Subordinated debentures	(29,427)	(27,884)	(29,427)	(38,588)
Accrued interest payable	(912)	(912)	(843)	(843)

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
For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
(10) Participation in the Treasury Capital Purchase Program
On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of cumulative perpetual preferred shares, with a liquidiation preference of $1,000 per shares (the “Senior Preferred Shares”), pursuant to the Capital Purchase Program (“CPP”) established by the U.S. Treasury as part of the Trouble Asset Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Senior Preferred Shares rank senior to common shares and constitute Tier 1 capital for regulatory purposes. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.
As part of its participation in the CPP, the Corporation also issued a warrant to the U.S. Treasury to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury). The warrant has a ten-year term.
For the six months ended June 30, 2009, the Corporation recognized a charge to retained earnings of $367, representing the dividend on the Senior Preferred Shares and accretion of the discount on the warrant, associated with its participation in the CPP.
Financial institutions that participate in the CPP are required to adopt certain standards for compensation and corporate governance established under the American Recovery and Reinvestment Act of 2009 (“ARRA”), which amended and replaced the executive compensation provisions contained in EESA, as well as the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30. In addition, the ability of a financial institution to declare or pay dividends on or repurchase its common shares is restricted as a result of its participation in the CPP. The terms of the CPP require that a

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.15 per share in the case of the Corporation.
(11) Subsequent Events
The Corporation assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued August 10, 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at June 30, 2009 compared to December 31, 2008 and the consolidated results of operations for the three and six month periods ended June 30, 2009 compared to the same periods in 2008. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include statements of future economic performance and projections of income or expense, earnings per share, the payment or non-payment of dividends and other financial items. When used in this Form 10-Q or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could effect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. Additional detailed information concerning a number of important risk factors which could cause actual results to differ materially from the forward-looking statements contained in this Form 10-Q is available in the reports filed by the Corporation with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including those risk factors described under the heading “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
Financial Condition
Total assets of the Corporation at June 30, 2009 were $1,100,668 compared to $1,053,611 at December 31, 2008, an increase of $47,057, or 4.5 percent. The increase in total assets was mainly attributed to increases in cash and cash equivalents, primarily overnight federal funds sold, and available for sale securities, offset by increases in interest-bearing deposits and preferred stock and decreases in notes payable and federal home loan bank advances.
Net loans have decreased $14,990, or 1.9 percent since December 31, 2008. The commercial real estate portfolio increased by $12,674. The commercial and agricultural, real estate and real estate construction loan portfolios decreased $4,172, $16,031 and $2,875, respectively, while consumer loans and leases portfolios decreased a total of $1,520 and $39, respectively. Other loans increased by $348. The increase in commercial real estate loans is mainly due to aggressive calling efforts by the commercial lending officers. The decrease in commercial and agriculture loans is the result of seasonality. The decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans on the secondary market.
The Corporation had no loans held for sale at June 30, 2009 or December 31, 2008. At June 30, 2009, the net loan to deposit ratio was 88.6 percent compared to 97.3 percent at December 31, 2008. The ratio declined in 2009 due to increased deposits
For the first six months of operations in 2009, $4,764 was placed into the allowance for loan losses from earnings, compared to $4,182 in the six months of 2008. Nonperforming loans have increased by $2,734 in 2009, of which $1,724 was due to increased loans on nonaccrual status. Impaired loans also increased, from $14,637 at December 31, 2008 to $22,756 at June 30, 2009. In general, the increase in nonperforming and impaired loans can be attributed to the overall decline in economic conditions. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance for loan losses. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, historical reserve allocations and general economic factors. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The June 30, 2009 allowance for loan losses as a percent of total loans was 1.56 percent compared to 1.11 percent at December 31, 2008. The increase as a percentage of total loans is due primarily to two factors. First, impaired loans increased, as did the specific reserves allocated to them. Second, the nonspecific historical allocation increased because recent net charge-offs have increased. The non-specific historical allocation is based on the last two years net charge-off history.
Available for sale securities increased by $27,710 from $150,936 at December 31, 2008 to $178,646 at June 30, 2009. The increase in the available for sale securities is the result of other changes to the balance sheet, which led to a large increase in cash and cash equivalents. However, in order to gain yield on earning assets, the Corporation invested a portion of the excess cash in the investment portfolio, while leaving the remainder in cash for liquidity purposes. Other securities decreased from December 31, 2008, due to the sale of Federal Reserve Bank Stock during the second quarter of 2009. In addition to securities, the Corporation also utilizes letters of credit from the Federal Home Loan Bank (FHLB) for pledging to public entities. As of June 30, 2009, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $243 from December 31, 2008 due to income earned on the investment. The purchase of BOLI, is an alternative to replacing maturing securities, and is being used to help recover costs associated with the Corporation’s healthcare, group term life, and 401(k) plans.
Office premises and equipment, net, have decreased $466 from December 31, 2008 to June 30, 2009. The decrease in office premises and equipment is attributed to depreciation of $916 offset by new purchases of $450.
Other assets have increased $2,831 from December 31, 2008 to June 30, 2009. The increase is the result of a change in the Corporation’s current and deferred tax position from a net liability to a net asset of approximately $2,600
Total deposits at June 30, 2009 increased $62,320 from year-end 2008. Noninterest-bearing deposits increased $948 from year-end 2008 while interest-bearing deposits, including savings and time deposits, increased $61,372 from December 31, 2008. The interest-bearing deposit increase was due to increases in interest-bearing demand accounts; and savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. Increases in deposits from public entities (such as municipalities and school systems) accounted for an increase of approximately $2,514 in interest-bearing demand accounts. Savings accounts increased $16,111 from year end 2008, which included increases of $5,918 in statement savings, $1,839 in corporate savings and

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

$7,664 in public fund money market savings accounts. The year to date average balance of total deposits increased $51,717 compared to the average balance of the same period in 2008. The increase in average balance is due to the Corporation’s participation in the CDARS program that started late in the fourth quarter of 2008 and has increased interest-bearing deposits by approximately $44,297 during the first half of 2009.
Total borrowed funds have decreased $37,343 from December 31, 2008 to June 30, 2009. At June 30, 2009, the Corporation had $60,386 in outstanding Federal Home Loan Bank advances compared to $69,982 at December 31, 2008. On March 11, 2009, an FHLB advance in the amount of $2,500 matured. This advance had terms of sixty months with a fixed rate of 3.24%. The advance was not replaced. In addition, during the first quarter of 2009 overnight advances in the amount of $7,000 were paid off. The Corporation paid off notes outstanding with other financial institutions during the first quarter of 2009 totaling $20,500. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $4,604 and U.S. Treasury Tax Demand Notes have decreased $2,643 from December 31, 2008 to June 30, 2009.
Shareholders’ equity at June 30, 2009 was $98,695, or 9.0 percent of total assets, compared to $76,617 at December 31, 2008, or 7.3 percent of total assets. The increase in shareholders’ equity resulted from earnings of $1,128, less dividends paid of $2,056, and a decrease in the market value of securities available for sale, net of tax, of $178. Additionally, on January 23, 2009, the Corporation issued $23,184 in preferred stock to the U.S. Treasury. The Corporation paid cash dividends to common shareholders of $.15 per common share on February 1, 2009 and $.07 per common share on May 1, 2009. The Corporation paid cash dividends to the U.S. Treasury of $71 on February 15, 2009 and $289 May 15, 2009. The result of the payment of these preferred dividends was a reduction in the earnings available to common shareholders of $.05 per share. The Corporation paid cash dividends of $.28 per common share on each of February 1, 2008 and May 1, 2008. Total outstanding shares at June 30, 2009 and June 30, 2008 were 7,707,917.
Under the Corporation’s stock repurchase program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. However, the Corporation has participated in the U.S. Treasury’s Capital Purchase Program (“CPP”), which was announced by the U.S. Treasury on October 14, 2008 as part of the Troubled Asset Relief Program established under the Emergency Economic Stabilization Act of 2008. On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of cumulative perpetual preferred shares (Senior Preferred Shares), with a liquidation preference of $1,000 per share, and a warrant to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury).. As a participant in the CPP, the Corporation is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and the declaration and payment of dividends. Due to these restrictions, the

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Corporation is precluded from repurchasing its common shares without the approval of the U.S. Treasury for a period of three years.
Results of Operations
Six Months Ended June 30, 2009 and 2008
Net income for the six months ended June 30, 2009 was $1,128, a decrease of $289 or 20.4 percent from $1,417 for the first six months of 2008. Basic and diluted earnings per common share were $0.10 for the first half of 2009, compared to $0.18 for the same period in 2008. The primary reasons for the changes in net income are explained below.
Net interest income for the first half of 2009 was $19,656, a decrease of $354 or 1.8 percent from $20,010 in the first half of 2008. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 6.0 percent compared to June 30 of last year. Average loans decreased 1.7 percent compared to June 30, 2008, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the six months ended June 30, 2009 and 2008 were 3.84% and 4.20%, respectively. Net interest margin declined 36 basis points as net interest income decreased 3.4 percent while average earning assets increased 6.0 percent. The decrease in net interest margin in the first six months of 2009 compared to the same period of 2008 is due to the change in the interest rate environment in which the Corporation has operated in 2009. While management believes the cost of funds in markets in which the Corporation operates is at or near the bottom, yields on earnings assets continue to be influenced by market rates and competitive pressures.
Non-interest income for the first six months of 2009 was $4,863, a decrease of $46 or 0.9 percent from the same period in 2008. Declines in Trust fees of $206 and Service charges of $5 are related to current economic conditions. ATM fee income for the first half of 2009 was $822, up $175 or 27.0 percent over the first half of 2008. This increase can be attributed to a change in ATM processing systems. The change resulted in increased interchange income, along with a $125 incentive to switch. Computer center processing fee income for the first half of 2009 was $239, down $152 or 38.9 percent over the first half of 2008. This decrease is the result of restructuring communication lines, as well as the loss of service provided to one financial institution. Other non-interest income for the first half of 2009 was $444, up $337 or 315.0 percent over the first half of 2008. Other non-interest income of $237, related to the resolution of three loans obtained in the Futura merger, was recorded in the first quarter of 2009. These loans were recorded at fair value at the time of the merger and have subsequently been settled at a higher value. Also, net gain on sale of securities declined in 2009 because of a nonrecurring gain related to the redemption of VISA stock of $183 that was posted in 2008.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Non-interest expense for the first six months of 2009 was $18,560, a decrease of $465 or 2.4 percent, from $19,025 reported for the same period of 2008. Salary and other employee costs were $8,316, down $431 or 5.3 percent as compared to the first half of 2008. The Corporation has instituted a salary freeze for 2009, which has helped keep salary expenses in line with last year. In addition, the Corporation changed the commission structure and suspended the contribution into its profit sharing 401 (k) plan during 2009 resulting in approximately $543 in savings for the first half of 2009. Occupancy and equipment costs were $2,226, down $180 or 7.5 percent compared to the same period of 2008. Computer processing costs were $558, down $147, or 20.9 percent compared to last year as a result of conversion costs associated with acquisitions paid during 2008. State franchise taxes decreased by $199 compared to the same period of 2008. Franchise tax is based on the prior end-of-year capital of the Corporation. The large goodwill impairment charge booked prior to 2008 year end directly led to the decrease in franchise tax. Amortization expense decreased $96, or 13.0 percent from the first half of 2008, related to scheduled amortization of intangible assets associated with mergers. FDIC insurance assessments have increased by $1,125 during the first six months of 2009, as compared to the same period of 2008. The Corporation had been offsetting the FDIC assessment with a One-Time Assessment Credit issued in 2007. This credit was applied over eight quarters and ran out in the first quarter of 2009. Additionally, the increase is due to an increase in the assessment rate charged by the FDIC. Finally, the Corporation accrued $502 during the second quarter for the FDIC’s special emergency assessment, which was charged to all depository institutions insured by the FDIC. Other operating expenses decreased $488, or 11.4 percent from the first half of 2008. A majority of the Corporation’s other operating expenses declined compared to the first half of 2008.
Income tax expense for the first six months of 2009 totaled $67 compared to $295 for the first six months of 2008. This was a decrease of $228, or 77.3 percent. The decrease in the federal income taxes is mainly a result of total nontaxable securities income being a larger percentage of income before taxes. The effective tax rates for the six-month periods ended June 30, 2009 and June 30, 2008 were 5.6% and 17.3%, respectively.
Three Months Ended June 30, 2009 and 2008
Net income for the three months ended June 30, 2009 was $370, an increase of $265 or 252.4 percent from $105 for the same period in 2008. Basic and diluted earnings per common share was $.01 for the three months ended June 30, 2009 compared to $.01 for the same period in 2008. Other reasons for the changes are explained below.
Total interest income for the second quarter of 2009 decreased $2,113, or 13.4 percent compared to the same period in 2008. Average earning assets for the second quarter of 2009 increased 6.8 percent from the three months ended June 30, 2008. This increase can be attributed to increases in cash and cash equivalents, primarily overnight federal funds sold, and available for sale securities. The average rate on earning assets on a tax equivalent basis for the second quarter of 2009 was 5.26% and 6.49% for the second quarter of 2008. The decrease in yield in this year’s second quarter is due to the change in the interest rate

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

environment in which the Corporation has operated in 2009. Total interest expense for the second quarter of 2009 decreased $1,535, or 28.4 percent compared to the same period of 2008. Average interest-bearing liabilities for the second quarter of 2009 increased 10.7 percent from the three months ended June 30, 2008 mainly from the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. The average rate on interest-bearing liabilities for the second quarter of 2009 was 1.48% and was 2.23% for the second quarter of 2008. The decrease in cost in this year’s second quarter is due to the change in the interest rate environment.
Noninterest income for the three months ended June 30, 2009 was $2,476, an increase of $138 or 5.9 percent compared to the three months ended June 30, 2008. ATM fee income for the second quarter of 2009 was $476, up $119 or 33.3 percent over the second quarter of 2008. This increase can be attributed to a change in ATM processing systems. The change resulted in increased interchange income, along with a $100 incentive to switch. Trust fee income for the second quarter of 2009 was $354, down $147 or 29.3 percent over the second quarter of 2008. Bank owned life insurance contributed $123 to non-interest income in the second quarter of 2009.
Noninterest expense for the second quarter of 2009 was $9,313, a decrease of $262 or 2.7 percent, from $9,575 reported for the same period in 2008. Salaries and other employee costs were $4,002, down $406 or 9.2 percent as compared to the same period in 2008. The Corporation has instituted a salary freeze for 2009, which has helped keep salary expenses in line with last year. In addition, the Corporation changed the commission structure and suspended the contribution into its profit sharing 401 (k) plan during 2009 resulting in approximately $412 in savings for the second quarter of 2009. Occupancy and equipment costs were $1,065, down $153 or 12.6 percent compared to the same period of 2008. Computer processing costs were $275, down $26 or 8.6 percent compared to last year’s second quarter. FDIC insurance assessments were $932, up $908 compared to the second quarter of 2008. The Corporation had been offsetting the FDIC assessment with a One-Time Assessment Credit issued in 2007. This credit was applied over eight quarters and ran out in the first quarter of 2009. Additionally, the increase is due to an increase in the assessment rate charged by the FDIC. State franchise taxes decreased $12 compared to the second quarter of 2008. Amortization expense in the second quarter decreased $15 or 4.5 percent from the same period of 2008. Finally, other operating expenses were $1,711, down $577 or 25.2 percent as compared to the second quarter of 2008. A majority of the Corporation’s other operating expenses declined compared to the second quarter of 2008.
Income tax benefit the second quarter totaled $80 compared to a benefit of $151 for the same period in 2008. This was a decrease of $71, or 47.0 percent. The decrease in the federal income tax benefit is a result of the increase in total income before taxes of $336. The effective tax rates for the three-month periods ended June 30, 2009 and June 30, 2008, were 27.6% and 328.3%, respectively. Non-taxable BOLI income and non-taxable security income being a larger portion of income both led to the income tax benefit.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

Capital Resources
Shareholders’ equity totaled $98,695 at June 30, 2009 compared to $76,617 at December 31, 2008. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2009 and December 31, 2008 as identified in the following table:

	Total Risk	Tier I Risk
	Based	Based	Leverage
	Capital	Capital	Ratio
Corporation Ratios – June 30, 2009	14.6%	11.9%	8.5%
Corporation Ratios – December 31, 2008	11.3%	7.9%	5.8%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation paid a cash dividend of $.15 per common share on February 1, 2009 and $.07 per common share on May 1, 2009, and $.28 per common share on each of February 1 and May 1, 2008.
Liquidity
All securities are classified as available for sale. At June 30, 2009, securities with maturities of one year or less, totaled $17,736, or 9.9 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the six months ended June 30, 2009 was $4,239. This includes net income of $1,128 plus net adjustments of $3,111 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(16,629) for the six months ended June 30, 2009. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $63,036. This increase in cash was offset by the purchase of securities of $89,495. Additionally, cash was increased by the net change in loans of $8,922. Cash from financing activities in the first six months of 2009 totaled $46,105. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $62,320 in the first half of 2009. The large increase in deposits was primarily due to the Corporation’s participation in the CDARS program, which added $44,297 in deposits during the first half of 2009. Cash was used by the decrease in long-term borrowings of $20,500. Cash of $23,184 was provided from the issuance of Senior Preferred Shares to the U.S. Treasury. Cash from operating activities and financing activities exceeded cash from investing activities by $33,715. These

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

factors led cash and cash equivalents to increase from $26,649 at December 31, 2008 to $60,364 at June 30, 2009.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens maintains federal funds borrowing lines at its correspondent banks totaling $30,000. As of June 30, 2009, Citizens had total credit availability with the FHLB of $140,232, of which $60,386 was outstanding.

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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008 and June 30, 2009, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2008 or June 30, 2009. Expected maturity date values for interest-bearing

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
core deposits were calculated based on estimates of the period over which the deposits `would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	June 30, 2009			December 31, 2008
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	143,023	2,081	1%	106,377	(24)	0%
+100bp	147,022	6,080	4%	107,705	1,304	1%
Base	140,942	—	—	106,401	—	—
-100bp	146,672	5,730	4%	112,159	5,758	5%
The change in net portfolio value from December 31, 2008 to June 30, 2009, is primarily a result of two factors. First, the yield curve has shifted upward, especially the longer end of the curve, and the slope has steepened at the shorter end of the curve. Additionally, both the asset and funding mixes have changed. While assets increased, the mix also shifted away from loans toward securities and cash. The funding mix shifted from borrowed money to deposits. As a result, the Corporation has seen an increase in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. A downward change in rates would also lead to an increase in the net portfolio value as the fair value of liabilities would increase more slowly than the fair value of the asset portfolio. The general trend in movements is similar to those at December 31, 2008, although the positive effect of rates moving up is increasing. Also, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we saw in the first half of 2009.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009, were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

First Citizens Banc Corp
Other Information
Form 10-Q

Part II - Other Information
Item 1. Legal Proceedings
On June 16, 2009, a putative class action lawsuit was filed against Citizens in the United States District Court for the Northern District of Ohio. The plaintiff alleges that she was charged a $2.00 fee for withdrawing money from a Citizens automated teller machine. The plaintiff maintains that the exterior of the machine lacked a notice of the fee that she suggests is required by federal regulation. The plaintiff seeks to represent a class of all persons who were charged a fee by Citizens for the use of an automated teller machine that did not have a notice posted on the outside. Citizens has notified its insurers of the case, and the carriers have indicated that they are reviewing their positions regarding coverage. Citizens intends to vigorously defend the issues presented in the case. At this time, it is not possible for management to determine the probability of an adverse outcome or reasonably estimate the amount of any potential loss.
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
FDIC INSURANCE PREMIUMS MAY INCREASE MATERIALLY, NEGATIVELY AFFECTING OUR PROFITABILITY.
The FDIC insures deposits at FDIC insured financial institutions, including Citizens. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points, beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009. The Corporation accrued $502 during the second quarter for this

First Citizens Banc Corp
Other Information
Form 10-Q

special assessment. In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.
In general, we are unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional failures of FDIC-insured institutions, we may be required to pay even higher FDIC premiums. The announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
First Citizens Banc Corp held its annual meeting of shareholders on April 21, 2009, for the purpose of considering and voting on the following proposals. Summaries of the voting results are included following the description of each matter.
1.) To elect seventeen (17) directors to serve one-year terms expiring in 2009.

Director Candidate	For	Withheld
John O. Bacon	5,402,063.56	419,112.06
Laurence A. Bettcher	5,486,868.66	334,306.96
Barry W. Boerger	5,465,295.99	355,879.64
Thomas A. Depler	5,549,662.39	271,513.23
Blythe A. Friedley	5,500,651.53	320,524.09
James D. Heckelman	5,477,020.39	344,155.23
Allen R. Maurice	5,455,491.99	365,683.64
James O. Miller	5,550,649.81	270,525.82
W. Patrick Murray	5,385,867.52	435,308.10
Allen R. Nickles	5,463,517.67	357,657.95
John P. Pheiffer	5,488,560.56	332,615.06
J. William Springer	5,447,779.48	373,396.14
David A. Voight	5,556,854.21	264,321.41
Richard A. Weidrick	5,429,206.85	391,968.78
Daniel J. White	5,279,349.27	541,826.35
J. George Willams	5,505,921.92	315,253.70
Gerald B. Wurm	5,453,347.98	367,827.64

First Citizens Banc Corp
Other Information
Form 10-Q

2.) To approve the proposed fees for non-employee directors for 2009.

			Broker
For	Against	Abstain	Non-Vote
5,183,882.40	407,918.94	229,372.29	3.00
3.) To approve, in a nonbinding advisory note, the Corporation’s executive compensation disclosed in the proxy statement for the annual meeting.

			Broker
For	Against	Abstain	Non-Vote
5,130,406.73	462,875.78	227,890.12	4.00
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
First Citizens Banc Corp

/s/ James O. Miller	August 10, 2009

James O. Miller President, Chief Executive Officer	Date

/s/ Todd A. Michel	August 10, 2009

Todd A. Michel Senior Vice President, Controller	Date

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