Form 10-Q
period 2009-09-30
FIRST CITIZENS BANC CORP /OH
filed 2009-11-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding at November 6, 2009 — 7,707,917 common shares

FIRST CITIZENS BANC CORP
Index

Part I — Financial Information

ITEM 1.	Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$23,292	$26,649
Federal funds sold	12,000	—

Cash and cash equivalents	35,292	26,649
Securities available for sale	202,309	150,936
Loans, net of allowance of $14,049 and $8,862	777,428	787,789
Other securities	15,382	16,223
Premises and equipment, net	20,132	20,996
Accrued interest receivable	6,206	5,764
Goodwill	21,720	21,720
Core deposit and other intangibles	6,813	7,780
Bank owned life insurance	11,725	11,365
Other assets	6,713	4,389

Total assets	$1,103,720	$1,053,611

LIABILITIES
Deposits
Noninterest-bearing	$125,696	$122,141
Interest-bearing	724,912	687,780

Total deposits	850,608	809,921
Federal Home Loan Bank advances	80,375	69,982
Securities sold under agreements to repurchase	26,381	31,143
U. S. Treasury interest-bearing demand note payable	1,468	3,986
Notes payable	—	20,500
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	15,208	12,035

Total liabilities	1,003,467	976,994

SHAREHOLDERS’ EQUITY
Preferred stock, 200,000 shares authorized, 23,184 shares issued	23,113	—
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,365
Retained deficit	(17,353)	(16,546)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(2,719)	(3,967)

Total shareholders’ equity	100,253	76,617

Total liabilities and shareholders’ equity	$1,103,720	$1,053,611

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$11,546	$13,412	$35,179	$41,442
Taxable securities	1,649	1,712	5,085	5,041
Tax-exempt securities	437	332	1,219	933
Federal funds sold and other	7	14	30	102

Total interest income	13,639	15,470	41,513	47,518
Interest expense
Deposits	2,512	3,291	8,485	12,010
Federal Home Loan Bank advances	703	858	2,050	2,423
Subordinated debentures	332	418	1,058	1,323
Other	36	369	208	1,218

Total interest expense	3,583	4,936	11,801	16,974

Net interest income	10,056	10,534	29,712	30,544
Provision for loan losses	3,452	2,331	8,216	6,513

Net interest income after provision for loan losses	6,604	8,203	21,496	24,031
Noninterest income
Computer center data processing fees	72	196	311	587
Service charges	1,270	1,235	3,589	3,559
Net gain on sale of loans	1	1	8	7
Net gain on sale of securities	19	4	72	193
ATM fees	411	382	1,234	1,029
Trust fees	381	508	1,118	1,505
Bank owned life insurance	117	119	360	369
Other	5	(16)	449	89

Total noninterest income	2,276	2,429	7,141	7,338
Noninterest expense
Salaries and wages	3,162	3,822	10,105	11,095
Benefits	526	723	1,899	2,196
Net occupancy expense	580	565	1,769	1,857
Equipment expense	426	579	1,463	1,693
Contracted data processing	251	239	809	944
FDIC Assessment	424	37	1,589	77
State franchise tax	265	194	827	955
Professional services	437	470	1,355	1,426
Amortization of intangible assets	322	359	967	1,099
ATM Expense	185	232	552	610
Other operating expenses	1,822	1,786	5,627	6,078

Total noninterest expense	8,400	9,006	26,962	28,030

Income (loss) before taxes	480	1,626	1,675	3,339
Income tax expense (benefit)	(19)	396	48	691

Net Income	$499	$1,230	$1,627	$2,648

Preferred stock dividends	289	—	650	—

Net income available to common shareholders	$210	$1,230	$977	$2,648

Earnings per common share, basic and diluted	$0.03	$0.16	$0.13	$0.34

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$499	$1,230	$1,627	$2,648

Unrealized holding gains and (losses) on available for sale securities	2,160	(1,260)	1,891	(983)

Reclassification adjustment for losses later recognized in income	19	4	72	193

Net unrealized gains (losses)	2,179	(1,256)	1,963	(790)

Tax effect	(741)	426	(667)	270

Total other comprehensive gain (loss)	1,438	(830)	1,296	(520)

Comprehensive income (loss)	$1,937	$400	$2,923	$2,128

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2009	—	$—	7,707,917	$114,365	$(16,546)	$(17,235)	$(3,967)	$76,617

Net income	—	—	—	—	1,627	—	—	1,627

Change in unrealized gain on securities available for sale, net reclassifications and tax effects	—	—	—	—	—	—	1,248	1,248

Preferred stock issued	23,184	23,184						23,184

Discount on preferred stock issued	—	(82)	—	—	—	—	—	(82)

Amortization of discount on preferred stock	—	11	—	—	(11)	—	—	—

Common stock warrant issued	—	—	—	82	—	—	—	82

Cash dividends $(.23 per share)	—	—	—	—	(1,773)	—	—	(1,773)

Preferred stock dividend	—	—	—	—	(650)	—	—	(650)

Balance, September 30, 2009	23,184	$23,113	7,707,917	$114,447	$(17,353)	$(17,235)	$(2,719)	$100,253

See notes to interim consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2009	2008

Net cash from operating activities	$11,684	$12,291

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	78,162	49,303
Purchases of securities, available-for-sale	(126,252)	(54,378)
Purchases of other securities	(76)	(1,186)
Sale of other securities	917	—
Loans made to customers, net of principal collected	(122)	(5,608)
Proceeds from sale of OREO properties	769	358
Proceeds from sale of property and equipment	1	128
Net purchases of office premises and equipment	(501)	(725)

Net cash from investing activities	(47,102)	(12,108)

Cash flows from financing activities
Repayment of FHLB borrowings	(107)	(139)
Proceeds from short-term FHLB advances	—	44,599
Repayments of short-term FHLB advances	(7,000)	—
Proceeds from long-term FHLB advances	20,000	5,000
Repayments of long-term FHLB advances	(2,500)	(6,300)
Repayment of long-term debt	(20,500)	(1,000)
Issuance of preferred stock and common stock warrant	23,184	—
Net change in deposits	40,687	(63,214)
Change in securities sold under agreements to repurchase	(4,762)	7,056
Change in U. S. Treasury interest-bearing demand note payable	(2,518)	969
Cash received in deposit acquisition	—	3,915
Dividends paid	(2,423)	(5,858)

Net cash from financing activities	44,061	(14,972)

Net change in cash and cash equivalents	8,643	(14,789)
Cash and cash equivalents at beginning of period	26,649	45,753

Cash and cash equivalents at end of period	$35,292	$30,964

Cash paid during the period for:
Interest	$12,526	$17,641
Income taxes	$425	$75

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,929	$1,609
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2009 and its results of operations and changes in cash flows for the periods ended September 30, 2009 and 2008 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2008 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. In 2009, SCC provided item processing for three financial institutions in addition to Citizens. SCC revenue accounted for less than 1.0% of the Corporation’s total revenues through June 30, 2009. On June 30, 2009, SCC was merged with Citizens. Citizens will continue to provide this service going forward. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through September 30, 2009. Water St. revenue was less than 1.0% of total revenue through September 30, 2009. Management considers the Corporation to operate primarily in one reportable segment, banking.

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
New Accounting Pronouncements:
In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Corporation on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Corporation adopted this accounting standard related to fair value measurements for the Corporation’s financial assets and financial liabilities. The Corporation deferred adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and did not have a material impact on the Corporation’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.

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
In April 2009, the FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Impact of Not Yet Effective Authoritative Accounting Pronouncements
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Corporation acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Corporation is currently evaluating the impact of this standard on the Corporation’s financial condition, results of operations, and disclosures.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized
September 30, 2009	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$92,138	$822	$(445)
Obligations of states and political subdivisions	50,002	2,159	(59)
Mortgage-backed securities	59,493	1,595	—

Total debt securities	$201,633	$4,576	$(504)

Equity securities	676	195	—

Total	$202,309	$4,771	$(504)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2008	Fair Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$76,511	$1,391	$(65)
Obligations of states and political subdivisions	34,673	527	(219)
Mortgage-backed securities	39,076	583	(36)

Total debt securities	150,260	2,501	(320)

Equity securities	676	195	—

Total	$150,936	$2,696	$(320)

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Fair Value
Available for sale
Due in one year or less	$31,596
Due after one year through five years	29,226
Due after five years through ten years	12,825
Due after ten years	68,493
Mortgage-backed securities	59,493
Equity securities	676

Total securities available for sale	$202,309

Gains from securities called or settled by the issuer during the quarter ended September 30, 2009 were $19, and $72 year-to-date. Gains from securities called or settled by the issuer during the quarter ended September 30, 2008 were $4, and $193 year-to-date. Included in the year-to-date 2008 gain is $183 from the redemption of shares received on the Initial Public Offering of VISA.
Securities with an aggregate carrying value of approximately $144,015 and $125,385 were pledged as of September 30, 2009 and December 31, 2008, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
September 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$27,055	$445	$—	$—	$27,055	$445
Obligations of states and political subdivisions	495	6	2,594	53	3,089	59
Mortgage-backed securities	5	—	—	—	5	—

Total temporarily impaired	$27,555	$451	$2,594	$53	$30,149	$504

	12 Months or less		More than 12 months		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$6,991	$65	$—	$—	$6,991	$65
Obligations of states and political subdivisions	10,370	140	1,355	79	11,725	219
Mortgage-backed securities	3,070	36	—	—	3,070	36

Total temporarily impaired	$20,431	$241	$1,355	$79	$21,786	$320

Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at September 30, 2009 and December 31, 2008 were as follows:

	9/30/2009	12/31/2008
Commercial and agriculture	$100,201	$109,375
Commercial real estate	338,183	313,000
Real estate — mortgage	312,579	325,962
Real estate — construction	24,962	30,628
Consumer	15,183	17,409
Other	548	400
Leases	89	164

Total loans	791,745	796,938
Allowance for loan losses	(14,049)	(8,862)
Deferred loan fees	(268)	(287)

Net loans	$777,428	$787,789

(4)	Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance beginning of period	$12,224	$8,350	$8,862	$7,374
Loans charged-off	(1,775)	(2,349)	(3,683)	(6,210)
Recoveries	148	160	654	815
Provision for loan losses	3,452	2,331	8,216	6,513

Balance September 30,	$14,049	$8,492	$14,049	$8,492

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Average investment in impaired loans	$19,142	$13,877	$20,242	$14,388

Interest income recognized on impaired loans including interest income recognized on cash basis	219	164	562	590

Interest income recognized on impaired loans on cash basis	219	164	562	590
Information regarding impaired loans at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
Balance impaired loans	$23,647	$14,637

Less portion for which no allowance for loan losses is allocated	(11,017)	(8,001)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$12,630	$6,636

Portion of allowance for loan losses allocated to impaired loans	$4,638	$1,897

Nonperforming loans were as follows:

	September 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$1,199	$3,053
Nonaccrual	$24,807	$17,943
Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered non-performing if it is maintained on a cash basis because of deterioration in the borrower’s financial condition, where payment in full of principal or interest is not expected and where the principal and interest have been in default for 90 days, unless the asset is both well-secured and in process of collection. Restructured loans (loans restructured for credit reasons at a below-market interest rate) are also considered non-performing. A loan is considered impaired when it is probable that all of the interest and principal due will not be collected according to the terms of the contractual agreement.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(5) Earnings per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic
Net Income	$499	$1,230	$1,627	$2,648
Preferred stock dividends	289	—	650	—

Net Income available to common shareholders	$210	$1,230	$977	$2,648

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.03	$0.16	$0.13	$0.34

Diluted
Net Income	$499	$1,230	$1,627	$2,648
Preferred stock dividends	289	—	650	—

Net Income available to common shareholders	$210	$1,230	$977	$2,648

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.03	$0.16	$0.13	$0.34

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2009 and September 30, 2008 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2009 and December 31, 2008:

	Contract Amount
	September 30, 2009		December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$2,825	$105,898	$6,286	$97,800
Overdraft protection	—	12,501	—	12,556
Letters of credit	286	1,965	50	1,120

	$3,111	$120,364	$6,336	$111,476

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments above had interest rates ranging from 3.25% to 9.50% at September 30, 2009 and at December 31, 2008. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $4,004 on September 30, 2009 and $4,156 on December 31, 2008.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense for:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$207	$123	$621	$472
Interest cost	190	113	570	432
Expected return on plan assets	(255)	(151)	(765)	(581)
Other components	17	10	51	39

Net periodic pension cost	$159	$95	$477	$362

No contributions were made by the Corporation to the Corporation’s defined benefit pension plan in 2008. A contribution of $1,000 was made in the first nine months of 2009, with no additional contributions expected to be made during the remainder of 2009. Effective January 1, 2007, no new employees will be added to the retirement plan.
(8) Stock Options
Options to buy stock may be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provides for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price at the date of grant. The maximum option term is ten years, and options normally vest after three years.
The Corporation did not grant any stock options during the first nine months of 2009 or 2008. Additionally, no stock options became vested during the first nine months of 2009 or 2008.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	39,000	$25.44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(9,500)	25.54

Options outstanding, end of period	29,500	25.42	29,500	25.42

Options exercisable, end of period	29,500	25.42	29,500	25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	2 yrs. 9 mos.	$20.50
$35.00	10,000	3 yrs. 6.5 mos.	35.00

Outstanding at quarter-end	29,500	3 yrs. 0 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of September 30, 2009 and December 31, 2008, the aggregate intrinsic value of the stock options was $0.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(9) Fair Value Measurement
ASC Topic 820 establishes a fair value hierarchy about the assumptions used to measure fair value. The topic describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices or identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Corporation’s own view about the assumptions that market participants would use in pricing an asset.
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
Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2009 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$92,138	$—
Obligations of states and political subdivisions	—	50,002	—
Mortgage-backed securities	—	59,493	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$19,009	$—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2008 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$76,511	$—
Obligations of states and political subdivisions	—	34,673	—
Mortgage-backed securities	—	39,076	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$12,740	$—
The carrying amount and estimated fair values of financial instruments not previously presented were as follows.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$23,292	$23,292	$26,649	$26,649
Federal funds sold	12,000	12,000	—	—
Loans, net of allowance for loan losses	777,428	784,756	787,789	803,086
Accrued interest receivable	6,206	6,206	5,764	5,764

Financial Liabilities:
Deposits	(850,608)	(860,897)	(809,921)	(811,125)
Federal Home Loan Bank advances	(80,375)	(79,800)	(69,982)	(67,429)
U.S. Treasury interest-bearing demand note payable	(1,468)	(1,468)	(3,986)	(3,986)
Securities sold under agreement to repurchase	(26,381)	(26,381)	(31,143)	(31,143)
Notes payable	—	—	(20,500)	(20,500)
Subordinated debentures	(29,427)	(26,272)	(29,427)	(38,588)
Accrued interest payable	(785)	(785)	(843)	(843)

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
(10) Participation in the Treasury Capital Purchase Program
On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184 of cumulative perpetual preferred shares, with a liquidiation preference of $1,000 per share (the “Senior Preferred Shares”), pursuant to the Capital Purchase Program (“CPP”) established by the U.S. Treasury as part of the Trouble Asset Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Senior Preferred Shares rank senior to common shares and constitute Tier 1 capital for regulatory purposes. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.
As part of its participation in the CPP, the Corporation also issued a warrant to the U.S. Treasury to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury). The warrant has a ten-year term.
For the nine months ended September 30, 2009, the Corporation recognized a charge to retained earnings of $661, representing the dividend on the Senior Preferred Shares and accretion of the discount on the warrant, associated with its participation in the CPP.
Financial institutions that participate in the CPP are required to adopt certain standards for compensation and corporate governance established under the American Recovery and Reinvestment Act of 2009 (“ARRA”), which amended and replaced the executive compensation provisions contained in EESA, as well as the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30. In addition, the ability of a financial institution to declare or pay dividends on or repurchase its common shares is restricted as a result of its participation in the CPP. The terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.15 per share in the case of the Corporation.
(11) Subsequent Events
The Corporation assessed events occurring subsequent to September 30, 2009 through November 9, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued November 9, 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of First Citizens Banc Corp at September 30, 2009 compared to December 31, 2008 and the consolidated results of operations for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include statements of future economic performance and projections of income or expense, earnings per share, the payment or non-payment of dividends and other financial items. When used in this Form 10-Q or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. Additional detailed information concerning a number of important risk factors which could cause actual results to differ materially from the forward-looking statements contained in this Form 10-Q is available in the reports filed by the Corporation with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including those risk factors described under the heading “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except to the extent required by law.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Financial Condition
Total assets of the Corporation at September 30, 2009 were $1,103,720 compared to $1,053,611 at December 31, 2008, an increase of $50,109, or 4.8 percent. Total liabilities at September 30, 2009 were $1,003,467 compared to $976,994 at December 31, 2008, an increase of $26,473, or 2.7 percent. The increase in total assets was mainly attributed to increases in cash and cash equivalents, primarily overnight federal funds sold, and available for sale securities, while increases in interest-bearing deposits, federal home loan Bank advances and preferred stock and a decrease in notes payable are the reason for the increase in liabilities.
Net loans have decreased $10,361, or 1.3 percent since December 31, 2008. The commercial real estate portfolio increased by $25,183. The commercial and agricultural, real estate and real estate construction loan portfolios decreased $9,174, $13,383 and $5,666, respectively, while consumer loans and leases portfolios decreased a total of $2,226 and $75, respectively. Other loans increased by $148. The increase in commercial real estate loans is mainly due to aggressive calling efforts by the commercial lending officers. The decrease in commercial and agriculture loans is the result of seasonality. The decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the rising unemployment rate in Ohio.
The Corporation had no loans held for sale at September 30, 2009 or December 31, 2008. At September 30, 2009, the net loan to deposit ratio was 91.4 percent compared to 97.3 percent at December 31, 2008. The ratio declined in 2009 due to increased deposits.
For the first nine months of operations in 2009, $8,216 was placed into the allowance for loan losses from earnings, compared to $6,513 in the first nine months of 2008. Nonperforming loans have increased by $5,010 in 2009, of which $6,864 was due to increased loans on nonaccrual status, offset by a decrease of $1,854 in loans past due 90 days still on accrual. Impaired loans also increased, from $14,637 at December 31, 2008 to $23,647 at September 30, 2009. In general, the increase in nonperforming and impaired loans can be attributed to the overall decline in economic conditions. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance for loan losses. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, historical reserve allocations and general economic factors. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The September 30, 2009 allowance for loan losses as a percent of total loans was 1.78 percent compared to 1.11 percent at December 31, 2008. The increase as a percentage of total loans is due primarily to two factors. First, impaired loans increased, as did the specific reserves allocated to them. Second, the nonspecific historical allocation increased because recent net charge-offs have increased. The non-specific historical allocation is based on the last two years’ net charge-off history.
Available for sale securities increased by $51,373 from $150,936 at December 31, 2008 to $202,309 at September 30, 2009. The increase in the available for sale securities is the result of other changes to the balance sheet, which led to a large increase in cash and cash equivalents. However, in order to gain yield on earning assets, the Corporation invested a portion of the excess cash in the investment portfolio, while leaving the remainder in cash for liquidity purposes. Other securities decreased from December 31, 2008, due to the sale of Federal Reserve Bank Stock during the second quarter of 2009. In addition to securities, the Corporation also utilizes letters of credit from the Federal Home Loan Bank (FHLB) for pledging to public entities. As of September 30, 2009, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $360 from December 31, 2008 due to income earned on the investment. The purchase of BOLI, is an alternative to replacing maturing securities, and is being used to help recover costs associated with the Corporation’s healthcare, group term life, and 401(k) plans.
Office premises and equipment, net, have decreased $864 from December 31, 2008 to September 30, 2009. The decrease in office premises and equipment is attributed to depreciation of $1,364 and disposals of $1 offset by new purchases of $501.
Other assets have increased $2,324 from December 31, 2008 to September 30, 2009. The increase is the result of a change in the Corporation’s current and deferred tax position from a net liability to a net asset of approximately $2,000.
Total deposits at September 30, 2009 increased $40,687 from year-end 2008. Noninterest-bearing deposits increased $3,555 from year-end 2008 while interest-bearing deposits, including savings and time deposits, increased $37,132 from December 31, 2008. The interest-bearing deposit increase was primarily due to increases in savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. Savings accounts increased $21,470 from year end 2008, which included increases of $7,947 in statement savings, $1,305 in corporate savings, $3,533 in money market accounts and $8,117 in public fund money market savings accounts. The year to date average balance of total deposits increased $61,261 compared to the average balance of the same period in 2008. The increase in average balance is mainly due to the Corporation’s participation in the CDARS program that started late in the fourth quarter of 2008 and has increased interest-bearing deposits by approximately $46,453 during the first nine months of 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Total borrowed funds have decreased $17,387 from December 31, 2008 to September 30, 2009. At September 30, 2009, the Corporation had $80,375 in outstanding Federal Home Loan Bank advances compared to $69,982 at December 31, 2008. On March 11, 2009, an FHLB advance in the amount of $2,500 matured. This advance had terms of sixty months with a fixed rate of 3.24%. The advance was not replaced. In addition, during the first quarter of 2009 overnight advances in the amount of $7,000 were paid off. On September 10, 2009 the Corporation executed a strategy to pre-fund replacement funding of $20,000 for a portion of two FHLB Advances coming due in 2010. By doing so, we locked in a relatively low fixed rate on replacement FHLB Advances, while also extending the term. At the same time, we also purchased a like amount of government agency bonds to help offset the cost of the replacement FHLB Advances between now and the maturity dates of the original FHLB advances. The first advance is a $10,000, thirty-seven month advance that has a fixed rate of 1.91%. The second advance is a $10,000, sixty month advance that has a fixed rate of 2.96%. The Corporation paid off notes outstanding with other financial institutions during the first quarter of 2009 totaling $20,500. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $4,762 and U.S. Treasury Tax Demand Notes have decreased $2,518 from December 31, 2008 to September 30, 2009.
Other liabilities have increased $3,173 from December 31, 2008 to September 30, 2009. The increase is the result of a change in the Corporation’s current and deferred tax position from a net liability to a net asset of approximately $2,000.
Shareholders’ equity at September 30, 2009 was $100,253, or 9.1 percent of total assets, compared to $76,617 at December 31, 2008, or 7.3 percent of total assets. The increase in shareholders’ equity resulted from earnings of $1,627, less dividends paid of $2,423 and accretion of the discount on the warrant of $11, and an increase in the market value of securities available for sale, net of tax, of $1,248. Additionally, on January 23, 2009, the Corporation issued $23,184 in preferred stock to the U.S. Treasury. The Corporation paid cash dividends to common shareholders of $.15 per common share on February 1, 2009, $.07 per common share on May 1, 2009 and $.01 per common share on August 1, 2009. The Corporation paid cash dividends to the U.S. Treasury of $71 on February 15, 2009, and $289 each on May 15 and August 15, 2009. The result of the payment of these preferred dividends was a reduction in the earnings available to common shareholders of $.08 per share. The Corporation paid cash dividends of $.28 per common share on each of February 1, 2008 and May 1, 2008 and $.20 per common share on August 1, 2008. Total outstanding common shares at September 30, 2009 and September 30, 2008 were 7,707,917.

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
Results of Operations
Nine Months Ended September 30, 2009 and 2008
Net income for the nine months ended September 30, 2009 was $1,627, a decrease of $1,021 or 38.6 percent from $2,648 for the nine months of 2008. Basic and diluted earnings per common share were $0.13 for the nine months of 2009, compared to $0.34 for the same period in 2008. The primary reasons for the changes in net income are explained below.
Net interest income for the first nine months of 2009 was $29,712, a decrease of $831 or 2.7 percent from $30,543 in the first nine months of 2008. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 6.3 percent compared to September 30 of last year. Average loans decreased 1.7 percent compared to September 30, 2008, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the nine months ended September 30, 2009 and 2008 were 3.85% and 4.20%, respectively. Net interest margin declined 35 basis points as net interest income decreased 2.7 percent while average earning assets increased 6.3 percent. The decrease in net interest margin in the first nine months of 2009 compared to the same period of 2008 is due to the change in the interest rate environment in which the Corporation has operated in 2009. While management believes the cost of funds in markets in which the Corporation operates is at or near the bottom, yields on earning assets continue to be influenced by market rates and competitive pressures.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest income for the first nine months of 2009 was $7,141, a decrease of $198 or 2.7 percent from the same period in 2008. Declines in Trust fees of $387 are related to current economic conditions. Service charge fee income for the first nine months of 2009 was $3,589, up $30 or 0.8 percent over the first nine months of 2008. ATM fee income for the first nine months of 2009 was $1,234, up $205 or 19.9 percent over the first nine months of 2008. This increase can be attributed to a change in ATM processing systems. The change resulted in increased interchange income, along with a $125 incentive to switch. Computer center processing fee income for the first nine months of 2009 was $311, down $276 or 47.0 percent over the first nine months of 2008. This decrease is the result of restructuring communication lines, as well as the loss of income related to providing services to one less financial institution in 2009. Other non-interest income for the first nine months of 2009 was $889, up $230 or 34.9 percent over the first nine months of 2008. Other non-interest income of $237, related to the resolution of three loans obtained in the Futura merger, was recorded in the first quarter of 2009. These loans were recorded at fair value at the time of the merger and have subsequently been settled at a higher value. Also, net gain on sale of securities declined in 2009 because of a nonrecurring gain related to the redemption of VISA stock of $183 that was posted in 2008.
Non-interest expense for the first nine months of 2009 was $26,962, a decrease of $1,068 or 3.8 percent, from $28,030 reported for the same period of 2008. Salary and other employee costs were $12,004, down $1,287 or 9.7 percent as compared to the first nine months of 2008. The Corporation has instituted a salary freeze for 2009, which has helped keep salary expenses in line with last year. In addition, the Corporation changed the commission structure and suspended the contribution into its profit sharing 401 (k) plan during 2009 resulting in approximately $883 in savings for the first nine months of 2009. Occupancy and equipment costs were $3,232, down $318 or 9.0 percent compared to the same period of 2008. Computer processing costs were $809, down $135, or 14.3 percent compared to last year as a result of conversion costs associated with acquisitions paid during 2008. State franchise taxes decreased by $128 compared to the same period of 2008. Franchise tax is based on the prior end-of-year capital of the Corporation. The large goodwill impairment charge booked prior to 2008 year end directly led to the decrease in franchise tax. Amortization expense decreased $132, or 12.0 percent from the first nine months of 2008, related to scheduled amortization of intangible assets associated with mergers. FDIC insurance assessments have increased by $1,512 during the first nine months of 2009, as compared to the same period of 2008. The Corporation had been offsetting the FDIC assessment with a One-Time Assessment Credit issued in 2007. This credit was applied over eight quarters and ran out in the first quarter of 2009. Additionally, the increase is due to an increase in the assessment rate charged by the FDIC. Finally, the Corporation accrued $502 during the second quarter for the FDIC’s special emergency assessment, which was charged to all depository institutions insured by the FDIC. Other operating expenses decreased $508, or 7.1 percent from the first nine months of 2008. A majority of the Corporation’s other operating expenses declined compared to the first nine months of 2008.
Income tax expense for the first nine months of 2009 totaled $48 compared to $691 for the first nine months of 2008. This was a decrease of $643, or 93.1 percent. The decrease in the federal income taxes is mainly a result of nontaxable BOLI income and nontaxable securities income being a larger percentage of income before taxes. The effective tax rates for the nine-month periods ended September 30, 2009 and September 30, 2008 were 2.9% and 20.7%, respectively.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Three Months Ended September 30, 2009 and 2008
Net income for the three months ended September 30, 2009 was $499, a decrease of $731 or 59.4 percent from $1,230 for the same period in 2008. Basic and diluted earnings per common share was $.03 for the three months ended September 30, 2009 compared to $.16 for the same period in 2008. Reasons for the changes are explained below.
Total interest income for the third quarter of 2009 decreased $1,831, or 11.8 percent compared to the same period in 2008. Average earning assets for the third quarter of 2009 increased 7.6 percent from the three months ended September 30, 2008. This increase can be attributed to increases in cash and cash equivalents, primarily overnight federal funds sold, and available for sale securities. The average rate on earning assets on a tax equivalent basis was 5.25% for the third quarter of 2009 and 6.40% for the third quarter of 2008. The decrease in yield in this year’s third quarter is due to the change in the interest rate environment in which the Corporation has operated in 2009. Total interest expense for the third quarter of 2009 decreased $1,353, or 27.4 percent compared to the same period of 2008. Average interest-bearing liabilities for the third quarter of 2009 increased 3.3 percent from the three months ended September 30, 2008 mainly from the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. The average rate on interest-bearing liabilities was 1.64% for the third quarter of 2009 and was 2.34% for the third quarter of 2008. The decrease in cost in this year’s third quarter is due to the change in the interest rate environment.
Noninterest income for the three months ended September 30, 2009 was $2,276, a decrease of $153 or 6.3 percent compared to the three months ended September 30, 2008. ATM fee income for the third quarter of 2009 was $411, up $29 or 7.6 percent over the third quarter of 2008. This increase can be attributed to a change in ATM processing systems. The change resulted in increased interchange income. Trust fee income for the third quarter of 2009 was $381, down $127 or 25.0 percent over the third quarter of 2008, due largely to market conditions and the resulting negative impact this had on assets under management. Bank owned life insurance contributed $117 to non-interest income in the third quarter of 2009. Loss on sale of other real estate owned for the third quarter of 2009 was $163, an increase of $100 or 158.7 percent compared the same period in 2008.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Noninterest expense for the third quarter of 2009 was $8,400, a decrease of $606 or 6.7 percent, from $9,006 reported for the same period in 2008. Salaries and other employee costs were $3,688, down $857 or 18.9 percent as compared to the same period in 2008. The Corporation has instituted a salary freeze for 2009, which has helped keep salary expenses in line with last year. In addition, the Corporation changed the commission structure and suspended the contribution into its profit sharing 401 (k) plan during 2009 resulting in approximately $390 in savings for the third quarter of 2009. Occupancy and equipment costs were $1,006, down $138 or 12.1 percent compared to the same period of 2008. Computer processing costs were $251, up $12 or 5.0 percent compared to last year’s third quarter. FDIC insurance assessments were $424, up $386 compared to the third quarter of 2008. The Corporation had been offsetting the FDIC assessment with a One-Time Assessment Credit issued in 2007. This credit was applied over eight quarters and ran out in the first quarter of 2009. Additionally, the increase is due to an increase in the assessment rate charged by the FDIC. State franchise taxes increased $71 compared to the third quarter of 2008. Amortization expense in the third quarter decreased $37 or 10.3 percent from the same period of 2008. Finally, other operating expenses were $2,444, down $43 or 1.7 percent as compared to the third quarter of 2008. A majority of the Corporation’s other operating expenses declined compared to the third quarter of 2008.
Income tax benefit the third quarter totaled $19 compared to an income tax expense of $396 for the same period in 2008. This was a decrease of $415, or 104.8 percent. The decrease in the federal income tax expense is a result of the decrease in total income before taxes of $1,146. The effective tax rates for the three-month periods ended September 30, 2009 and September 30, 2008, were (4.0)% and 24.4%, respectively. Non-taxable BOLI income and non-taxable security income being a larger portion of income both led to the income tax benefit.
Capital Resources
Shareholders’ equity totaled $100,253 at September 30, 2009 compared to $76,617 at December 31, 2008. The increase in equity is primarily the result of the issuance of $23.184 of preferred stock to the Treasury. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2009 and December 31, 2008 as identified in the following table:

	Total Risk	Tier I Risk
	Based	Based	Leverage
	Capital	Capital	Ratio
Corporation Ratios — September 30, 2009	14.3%	9.7%	7.1%
Corporation Ratios — December 31, 2008	11.3%	7.9%	5.8%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation paid a cash dividend of $.15 per common share on February 1, 2009, $.07 per common share on May 1, 2009 and $.01 per common share on August 1, 2009. The Corporation paid a cash dividend of $.28 per common share on each of February 1 and May 1, 2008 and $.20 per common share on August 1, 2008.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Liquidity
All securities are classified as available for sale. At September 30, 2009, securities with maturities of one year or less, totaled $31,596, or 15.6 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the nine months ended September 30, 2009 was $11,684. This includes net income of $1,627 plus net adjustments of $10,057 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(47,102) for the nine months ended September 30, 2009. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $78,162. This increase in cash was offset by the purchase of securities of $126,252. Cash from financing activities in the first nine months of 2009 totaled $44,061. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $40,687 in the first nine months of 2009. The large increase in deposits was primarily due to the Corporation’s participation in the CDARS program, which added $46,453 in deposits during the first nine months of 2009. Cash was used by the decrease in long-term borrowings of $20,500. Cash of $23,184 was provided from the issuance of Senior Preferred Shares to the U.S. Treasury. Cash of $10,500 was provided due to increases in long-term FHLB advances to pre-fund a portion of two FHLB advances coming due in 2010. Cash received from long-term FHLB advances totaled $20,000. This increase was offset by decreases in FHLB overnight funds and a maturity of a FHLB long-term advance of $7,000 and $2,500, respectively. Cash from operating activities and financing activities exceeded cash from investing activities by $8,643. These factors led cash and cash equivalents to increase from $26,649 at December 31, 2008 to $35,292 at September 30, 2009.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens maintains federal funds borrowing lines at its correspondent banks totaling $20,000. As of September 30, 2009, Citizens had total credit availability with the FHLB of $140,222, of which $80,375 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008 and September 30, 2009, based on certain prepayment and account decay assumptions that management believes are reasonable. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2008 or September 30, 2009. Expected maturity date values for interest- bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2009			December 31, 2008
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	149,233	550	0%	106,377	(24)	0%
+100bp	153,214	4,531	3%	107,705	1,304	1%
Base	148,683	—	—	106,401	—	—
-100bp	156,772	8,089	5%	112,159	5,758	5%
The change in net portfolio value from December 31, 2008 to September 30, 2009, is primarily a result of two factors. First, the yield curve has shifted upward, especially the longer end of the curve, and the slope has steepened at the shorter end of the curve. Additionally, both the asset and funding mixes have changed. While assets increased, the mix also shifted away from loans toward securities and cash. The funding mix shifted from borrowed money to deposits. As a result, the Corporation has seen an increase in the base level of net portfolio value. An upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. This effect is more evident for a 100 basis point movement in rates. A downward change in rates would also lead to an increase in the net portfolio value as the fair value of liabilities would increase more slowly than the fair value of the asset portfolio. The general trend in movements is similar to those at December 31, 2008, although the positive effect of rates moving up is increasing. Also, the relative changes will tend to be larger, given the changes in the mix of the assets and funding that we have seen year-to-date 2009.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009, were effective.
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
On June 16, 2009, a putative class action lawsuit was filed against Citizens in the United States District Court for the Northern District of Ohio. The plaintiff alleges that she was charged a $2.00 fee for withdrawing money from a Citizens automated teller machine. The plaintiff maintains that the exterior of the machine lacked a notice of the fee that she suggests is required by federal regulation. The plaintiff seeks to represent a class of all persons who were charged a fee by Citizens for the use of an automated teller machine that did not have a notice posted on the outside. Citizens and the plaintiff have tentatively agreed on a resolution of the matter upon terms that would not be material to the financial condition or performance of Citizens. However, final resolution remains dependent on the execution of a written settlement agreement and the satisfaction of its terms.

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
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The Corporation accrued $502 during the second quarter for this special assessment. In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.

First Citizens Banc Corp
Other Information
Form 10-Q
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. The prepaid assessments for these periods would be collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 would be equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base would be calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The Corporation estimates the three year prepayment to be approximately $5,400 for the Corporation, which would be expensed over the three-year life of the asset.
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

First Citizens Banc Corp

/s/ James O. Miller	November 9, 2009

James O. Miller President, Chief Executive Officer	Date

/s/ Todd A. Michel	November 9, 2009

Todd A. Michel Senior Vice President, Controller	Date

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