Form 10-K
period 2009-12-31
FIRST CITIZENS BANC CORP /OH
filed 2010-03-16
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2009 was $33,504,599. For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the registrant.
As of February 28, 2010, there were 7,707,917 shares of no par value common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant’s Proxy Statement, for the registrant’s 2010 Annual Meeting of Shareholders to be held on April 10, 2010 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Corporation. In addition to the subsidiaries listed below, FCBC also has five wholly owned special purpose entities that are accounted for using the equity method based on their nature and purpose. The Corporation had total consolidated assets of $1,102,812 at December 31, 2009.

THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. In the third quarter of 2006, Mr. Money Finance Company (Mr. Money), a wholly-owned subsidiary of Citizens, was merged with and into Citizens. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates a loan production office in Port Clinton, Ohio. Citizens accounts for 99.6% of the Corporation’s consolidated assets at December 31, 2009.

On October 8, 2004, FCBC acquired FNB Financial Corporation (FNB) and its subsidiary, The First National Bank of Shelby (Shelby), through the merger of FNB into FCBC and the merger of Shelby into FCBC’s wholly-owned subsidiary, First Citizens Bank (formerly known as The Farmers State Bank), which was subsequently merged into Citizens in October 2005. The FNB acquisition increased FCBC’s assets by $196.7 million and number of branches by eight.

In October 2007, Citizens acquired the deposits of Miami Valley Bank and its two branches located in Lakeview and Quincy, Ohio. On December 17, 2007, FCBC acquired Futura Banc Corp (Futura) and its subsidiary, Champaign National Bank (Champaign National), through the merger of Futura into FCBC and the merger of Champaign National into Citizens. The Futura acquisition increased FCBC’s assets by $276.3 million and number of branches by nine.

SCC RESOURCES INC. (SCC) was organized under the laws of the State of Ohio. SCC began as a joint venture of three local Sandusky, Ohio banks in 1966. SCC provides item-processing services for financial institutions, including Citizens, and other nonrelated entities. The Corporation acquired total ownership of SCC in February 1993. In the third quarter of 2009, SCC was merged with and into Citizens.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency are not significant as of December 31, 2009.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. are not significant as of December 31, 2009.

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

(b)	Industry Segments

FCBC is a financial holding company. Through the subsidiary bank, the Corporation is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.

(c)	Narrative Description of Business

General

The Corporation’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Union and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 72% of total revenue for 2009, 75% of total revenue for 2008, and 77% of total revenue for 2007. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 40% of the total loan portfolio in 2009, 41% of the total loan portfolio in 2008, and 43% of the total loan portfolio in 2007. Commercial real estate loans comprised 42% of the total loan portfolio in 2009, 39% in 2008, and 38% in 2007. Commercial and agricultural loans comprised 12% of the total loan portfolio in 2009, 14% in 2008 and 12% in 2007. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the subsidiary bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the subsidiary bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2009, Citizens was restricted from paying any additional dividends to the Corporation without obtaining regulatory approval.

The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste mitigation or cleanup.

Competition

The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Union and Richland Counties in Ohio. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within the Corporation’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Employees

FCBC has no employees. The subsidiary companies employ approximately 283 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board prior to acquiring all or substantially all of the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another financial or bank holding company.

The Gramm-Leach-Bliley Act of 1999 (GLBA) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. In March, 2000, FCBC became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The GLBA defines “financial in nature” to include:
•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.
Transactions with Affiliates: Transactions between Citizens and its affiliates, including FCBC, are subject to Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Board Regulation W, which generally limit the extent to which Citizens may engage in “covered transactions” with affiliates and require that the terms of such transactions be the same, or at least as favorable, to Citizens as the terms provided in a similar transaction between Citizens and an unrelated party. The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate and other similar types of transactions.

Banking subsidiaries of financial and bank holding companies are also subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.

Privacy Provisions of Gramm-Leach-Bliley Act. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer’s right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLBA affect how consumer information is conveyed to outside vendors. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Community Reinvestment Act. The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9(a) “Controls and Procedures” in Part IIof this Form 10-K for FCBC’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiary

As an Ohio chartered bank, Citizens, is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (ODFI). In addition, Citizens is a member of the Federal Reserve System. Citizens is subject to periodic examinations by the ODFI, and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not for their shareholders.

Regulatory Capital Requirements: The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, FCBC must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Substantially similar capital requirements apply to state-chartered member banks, including Citizens.

At December 31, 2009, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 18 to the Corporation’s 2009 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2009, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Citizens to FCBC. Citizens may not pay a dividend if it would cause Citizens not to meet its capital requirements. In addition, the dividends that Citizens may pay to FCBC without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

TARP Capital Purchase Program

On January 23, 2009, FCBC completed the sale to the United States Department of the Treasury (Treasury) of $23,184,000 of newly-issued FCBC non-voting preferred shares (Series A Preferred Shares) as part of the Capital Purchase Program (CPP) enacted by Treasury as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize FCBC’s participation in the CPP, FCBC and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto (the Securities Purchase Agreement). Pursuant to the terms of the Securities Purchase Agreement, FCBC issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the Series A Preferred Shares), and (2) a warrant (the Warrant) to purchase 469,312 FCBC common shares, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by FCBC to the U.S. Treasury under the CPP will qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act.

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

Under the terms of the Securities Purchase Agreement, FCBC is required to comply with various executive compensation standards applicable to FCBC’s senior executive officers for the period during which the Treasury holds a debt or equity position in FCBC acquired under the CPP. These standards generally apply to FCBC’s executive officers. The American Recovery and Reinvestment Act of 2009 (ARRA), which was passed by Congress and signed by the President on February 17, 2009, retroactively amends the executive compensation provisions applicable to participants in the CPP. On June 15, 2009, the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including FCBC, and their subsidiaries by publishing an interim final rule under 31 C.F.R. Part 30. On December 7, 2009, Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the Interim Final Rule). The executive compensation and corporate governance standards established under ARRA and the Interim Final Rule remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which Treasury holds only warrants to purchase common shares of FCBC.

ARRA and the Interim Final Rule impose limitations on FCBC’s executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to certain highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers and certain other highly-compensated employees upon a departure from FCBC and its subsidiaries or due to a change in control of FCBC, except for payments for services performed or benefits accrued; (iv) requiring FCBC or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting FCBC and its subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of FCBC’s reported earnings to enhance the compensation of any of our employees; (vi) prohibiting FCBC and its subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of FCBC; (vii) requiring FCBC and its subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes FCBC to risk; (viii) prohibiting FCBC and its subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that FCBC disclose to Treasury and FCBC’s primary regulator the amount, nature and justification for offering to certain of our most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that FCBC disclose to Treasury and FCBC’s primary regulator whether FCBC, the FCBC’s Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that FCBC disclose to Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. ARRA and the Interim Final Rule also required that the FCBC Board of Directors adopt a company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 10, 2009, and post this policy on the Corporation’s website. FCBC must also permit in its proxy statements for annual meetings of shareholders a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC.

Under ARRA, FCBC may redeem the Series A Preferred Shares and repurchase the Warrant without penalty and without the need to raise new capital, subject to Treasury’s consultation with the appropriate regulatory agency, in which event the restrictions described above would no longer apply.

Federal Reserve Board’s Proposed Incentive Compensation Policies

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (ICP) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The ICP, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The ICP provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Corporation to hire, retain and motivate their key employees.

Ohio Department of Insurance FCBC’s insurance agency subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Effects of Government Monetary Policy

The earnings of the Corporation are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Citizens, and are expected to continue to do so in the future.

Available Information

FCBC’s maintains an Internet website at www.fcza.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate FCBC’s website into this Annual Report on Form 10-K). FCBC makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as FCBC’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after FCBC electronically files such material with, or furnishes it to, the SEC.
Statistical Information
The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2009 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2009, 2008 and 2007 is included on pages 15 through 17 — “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2009 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2009	2008	2007
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$89,550	$76,511	$95,723
Obligations of states and political subdivisions	52,420	34,673	28,441
Mortgage-backed securities	64,646	39,076	19,706

Total debt securities	206,616	150,260	143,870

Equity securities	676	676	481

Total	$207,292	$150,936	$144,351

Held to Maturity (1)

Mortgage-backed securities	$—	$—	$4

(1)	The Corporation has no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2009 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,427	1.60%	$13,124	3.43%	$9,970	4.37%	$30,028	3.52%
Obligations of states and political subdivisions (1)	4,263	4.19	7,122	3.93	4,828	4.23	36,207	4.69
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities	645	2.95	3,869	5.01	6,392	5.29	53,741	5.14

Total	$41,335	1.89%	$24,115	3.83%	$21,190	4.62%	$119,976	4.60%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.
III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial and agricultural	$96,298	$109,375	$96,385	$56,789	$65,903
Commercial real estate	335,653	313,000	299,005	218,084	195,983
Residential real estate	314,527	325,962	343,160	234,344	206,411
Real estate construction	30,068	30,628	33,480	28,294	29,712
Consumer	14,250	17,409	20,359	19,909	25,268
Leases	231	164	185	267	615
Credit card and other	82	400	2,467	341	632

	$791,109	$796,938	$795,041	$558,028	$524,524

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% in the case of certain stocks, to 100% in the case of collateralizing with a savings or time deposit account. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

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
Consumer loans are made to individuals for household, family and other personal expenditures. These expenditures include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose a relatively higher credit risk. This higher risk is moderated by the use of certain loan to value limits on secured credits and aggressive collection efforts. The collectibility of consumer loans is influenced by local and national economic conditions.
Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2009 and 2008, the Corporation was contingently liable for $2.0 million and $1.2 million, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2009 and 2008, Citizens had commitments to extend credit in the aggregate amounts of approximately $113.2 million and $116.6 million, respectively. Of these amounts, $100.6 million and $104.1 million represented lines of credit and construction loans, and $12.6 million and $12.6 million represented overdraft protection commitments. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2009 and 2008.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2009, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$32,604	$28,344	$35,350	$96,298
Commercial real estate	22,335	46,802	266,515	335,652
Real estate construction	8,917	6,702	14,449	30,068

	$63,856	$81,848	$316,314	$462,018

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$40,686	$41,161
Due after five years	73,295	243,019

	$113,981	$284,180

The preceding maturity information is based on contract terms at December 31, 2009 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$25,198	$17,943	$9,308	$7,576	$14,401
Loans contractually past due 90 days or more as to principal or interest payments (2)	514	3,053	2,423	2,717	331

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	14,735	1,173	2,435	3,291	—

Total	$40,447	$22,169	$14,166	$13,584	$14,732

Impaired loans included in above totals	13,989	8,800	3,757	3,934	6,597
Impaired loans not included in above totals	8,747	5,837	9,208	12,812	7,072

Total impaired loans	$22,736	$14,637	$12,965	$16,746	$13,669

(1)	A loans is placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
There are no loans as of December 31, 2009, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2009. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2009 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $3,540. The amount of interest income on such loans actually included in net income in 2009 was $494.
Interest income recognition associated with impaired loans was as follows.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Interest income on impaired loans, including interest income recognized on a cash basis	$828	$626	$1,008	$533	$530

Interest income on impaired loans recognized on a cash basis	$828	$626	$1,008	$533	$530

There were no foreign loans outstanding for any period presented. No concentrations of loans exceeded 10% of total loans.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2009	2008	2007	2006	2005
			(Dollars in thousands)
Daily average amount of loans net of unearned income	$789,347	$799,413	$586,889	$539,241	$544,791

Allowance for loan losses at beginning of year	$8,862	$7,374	$8,060	$9,212	$11,706
Loan charge-offs:
Commercial and agricultural and
commercial real estate	4,506	5,008	2,538	2,185	3,038
Real estate mortgage	2,393	1,952	711	416	1,420
Real estate construction	497	33	29	—	—
Consumer	655	788	750	865	1,223
Leases	—	17	—	—	—
Credit card and other	—	—	—	—	25

	8,051	7,798	4,028	3,466	5,706
Recoveries of loans previously Charged-off:
Commercial and agricultural and commercial real estate	568	547	552	256	819
Real estate mortgage	363	197	173	443	671
Real estate construction	—	18	7	—	—
Consumer	206	282	311	479	584
Leases	—	35	—	—	—
Credit card and other	—	—	2	8	15

	1,137	1,079	1,045	1,186	2,089

Net charge-offs (1)	(6,914)	(6,719)	(2,983)	(2,280)	(3,617)
Balance from acquisition	—	—	1,277	—	—
Provision for loan losses (2)	13,323	8,207	1,020	1,128	1,123

Allowance for loan losses at end of year	$15,271	$8,862	$7,374	$8,060	$9,212

Allowance for loan losses as a percent of loans at year-end	1.93%	1.11%	0.93%	1.45%	1.76%

Ratio of net charge-offs during the year to average loans outstanding	0.88%	0.84%	0.52%	0.42%	0.66%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2009		2008
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
		(Dollars in thousands)
Commercial and agriculture	$2,957	12.2%	$1,220	13.7%
Commercial real estate	6,042	42.4	3,330	39.3
Real estate mortgage	3,917	39.8	2,524	40.9
Real estate construction	1,109	3.8	699	3.8
Consumer	401	1.8	442	2.2
Credit card and other	—	—	—	0.1
Unallocated	845	—	647	—

	$15,271	100.0%	$8,862	100.0%

	2007		2006
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
		(Dollars in thousands)
Commercial and agriculture	$1,735	12.4%	$1,742	10.2%
Commercial real estate	3,059	37.7	3,230	39.1
Real estate mortgage	1,551	43.0	1,458	42.0
Real estate construction	183	4.1	1,037	5.1
Consumer	359	2.5	357	3.5
Credit card and other	—	0.3	—	—
Leases	—	—	—	0.1
Unallocated	487	—	236	—

	$7,374	100.0%	$8,060	100.0%

	2005
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$3,049	12.6%
Commercial real estate	3,645	37.4
Real estate mortgage	1,395	39.3
Real estate construction	279	5.7
Consumer	433	4.8
Credit card and other	—	0.1
Leases	—	0.1
Unallocated	411	—

	$9,212	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan losses to total loans increased from 1.11% in 2008 to 1.93% in 2009. The unallocated reserve of FCBC and its affiliates has increased from $647 in 2008 to $845 in 2009. Factors in the determination of the unallocated reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. In 2009, compared to 2008, some of these factors worsened, contributing to the increase in the unallocated reserves.
Commercial real estate loans have grown as a percent of the total loan portfolio, therefore the allocation of the reserve to these loans has also grown. The loss allocation for commercial and agricultural loans increased in 2009 due to more of these loans on the watch list. Additionally, all loan types have a larger reserve allocated to them based on historical charge-off rates being higher than in the past.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
			(Dollars in thousands)
Noninterest-bearing demand deposits	$126,934	N/A	$121,541	N/A	$89,171	N/A
Interest-bearing demand deposits	146,089	0.40%	151,959	1.36%	100,471	2.46%
Savings, including Money Market deposit accounts	226,265	0.64%	204,646	0.98%	150,467	1.03%
Certificates of deposit, including IRA’s	364,200	2.34%	327,502	3.46%	234,024	4.29%

	$863,488		$805,648		$574,133

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2009 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$35,086	$982	$36,068
Over 3 through 6 months	34,753	1,066	35,819
Over 6 through 12 months	24,338	2,091	26,429
Over 12 months	19,851	2,484	22,335

	$114,028	$6,623	$120,651

Return on Equity and Assets
Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of the 2009 Annual Report. The dividend payout ratio was 119.0% in 2009, -17.9% in 2008 and 89.6% in 2007.
Short-term Borrowings
See Note 10 to the consolidated financial statements (located at page 53 of the 2009 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 15 and 16 of the 2009 Annual Report) for the statistical disclosures for short-term borrowings for 2009, 2008, and 2007.
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
OUR PARTICIPATION IN THE CPP IMPOSES RESTRICTIONS AND OBLIGATIONS ON THE CORPORATION THAT LIMIT OUR ABILITY TO INCREASE DIVIDENDS AND REPURCHASE OUR COMMON SHARES AND RESTRICT THE COMPENSATION WE MAY PAY TO OUR EXECUTIVE OFFICERS AND CERTAIN OTHER OF OUR MOST HIGHLY-COMPENSATED EMPLOYEES.

We are subject to a number of restrictions and obligations as a result of our participation in the CPP. As long as the Series A Preferred Shares that we issued to Treasury remain outstanding, we will be permitted to declare and pay dividends on our common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Until the third anniversary of the sale of the Series A Preferred Shares, unless such shares have been transferred or redeemed in whole, any increase in dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.15 per share) will require prior approval of Treasury. The terms of our agreement with Treasury allow for additional restrictions, including those on dividends, to be imposed by Treasury, including unilateral amendments required to comply with legislative changes.
As a recipient of government funding under the CPP, we are also required to comply with the executive compensation and corporate governance standards established under ARRA and the Interim Final Rule during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which Treasury holds only warrants to purchase our common shares. For more information regarding these restrictions and our participation in the CPP, see the discussion under the heading “Supervision and Regulation — TARP Capital Purchase Program” in Item 1 of this Annual Report on Form 10-K.
RECENT DEVELOPMENTS IN THE RESIDENTIAL MORTGAGE AND RELATED MARKETS AND THE ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS.
Recently, the residential mortgage market in the United States, including Ohio, has been negatively impacted by several economic factors, including increasing rates and payments on adjustable-rate mortgages, decreasing housing values and increased credit standards for borrowers. As a result, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed- and adjustable-rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in Ohio and our local markets, our financial condition and results of operations could be adversely affected.
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
FDIC INSURANCE PREMIUMS MAY INCREASE MATERIALLY, NEGATIVELY AFFECTING OUR PROFITABILITY.
During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured depository institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment for Citizens was $502,000.
On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. Citizens paid $5,168,228 for the three-year prepayment in December 2009, which will be expensed over three years.
In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares.

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
LEGISLATIVE OR REGULATORY CHANGES OR ACTIONS COULD ADVERSELY IMPACT THE FINANCIAL SERVICES INDUSTRY.
The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. The significant federal and state banking regulations that affect us are described in Item 1 of this Annual Report on Form 10-Kunder the heading “Supervision and Regulation.”
TRADING IN OUR COMMON SHARES IS VERY LIMITED, WHICH MAY ADVERSELY AFFECT THE TIME AND THE PRICE AT WHICH YOU CAN SELL YOUR COMMON SHARES.
Although the common shares of the Corporation are quoted on The NASDAQ Capital Market, trading in the Corporation’s common shares is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price.
WE RELY HEAVILY ON OUR MANAGEMENT TEAM, AND THE UNEXPECTED LOSS OF KEY MANAGEMENT MAY ADVERSELY AFFECT OUR OPERATIONS.
Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to successful implementation of our strategies. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
WE NEED TO STAY CURRENT ON TECHNOLOGICAL CHANGES IN ORDER TO COMPETE AND MEET CUSTOMER DEMANDS.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success will depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

OUR INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR SECURITY BREACH.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
WE MAY ELECT OR BE COMPELLED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. I n addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. I n that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
Item 1B. Unresolved Staff Comments
The Corporation has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remained unresolved.
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
Item 3. Legal Proceedings
The Corporation’s management is aware of no pending or threatened legal proceedings in which the Corporation faces potential loss or exposure that will materially affect the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded, the number of shareholders of record and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2009 Annual Report.
As of December 31, 2009, there were approximately 1,435 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s common shares.
Information regarding the restrictions on the Corporation’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.
The Corporation did not repurchase any of its common shares during 2009.
Item 6. Selected Financial Data
Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” and “Five-Year Selected Ratios” located on pages 1 and 2 of the 2009 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 20 of the 2009 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 20 through 23 of the 2009 Annual Report.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 71 of the 2009 Annual Report (included as exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 22 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 70 of the Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2009 and 2008
Consolidated Statements of Income
For each of the three years in the period ended December 31, 2009
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2009
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2009
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Corporation has had no disagreements with the independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this item.
Item 9(A). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009, were effective.
Report on Internal Control over Financial Reporting
The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 25 through 27 of the 2009 Annual Report are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2009 that was not disclosed.
PART III
Information relating to the Items 10, 11, 12, 13 and 14 of this Part III are included in the 2010 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance
The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Meetings and Committees,” and “Corporate Governance — Code of Ethics” and “Corporate Governance — Nominating Procedure” of the 2010 Proxy Statement is incorporated herein by reference in response to this item.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation” and “2009 Compensation of Directors” of the 2010 Proxy Statement is incorporated by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the caption “Beneficial Ownership of Common Shares of the Corporation” of the 2010 Proxy Statement is incorporated herein by reference in response to this item.
Equity Compensation Plan Information
The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2009.

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans Approved by security holders	29,500	$25.42	195,500	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	29,500	$25.42	195,500	(1)

(1)	The number of securities available under the plan is subject to adjustment under specified circumstances, including the issuance of additional shares in mergers. No adjustments have been made to date.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Transactions with Directors, Officers and Associates” of the 2010 Proxy Statement is incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Fees of Independent Registered Public Accounting Firm” of the 2010 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as a Part of the Report
1	Financial Statements. . First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 71 of the 2009 Annual Report (included as Exhibit 13.1 hereto).
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2009 and 2008
Consolidated Statements of Income
For the three years ended December 31, 2009
Consolidated Statements of Changes in Shareholder’s Equity
For the three years ended December 31, 2009
Consolidated Statements of Cash Flows
For the three years ended December 31, 2009
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005.	Filed on March 16, 2006 and incorporated herein by reference.

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Filed as Exhibit 4.3 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Included herewith.

10.3	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Included herewith.

10.4	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Included herewith.

Exhibit	Description	Location
10.5	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Included herewith.

10.6	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Included herewith.

10.7	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.8	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.9	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.10	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.11	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2009 Annual Report to Shareholders. (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC.	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

23.2	Consent of Crowe Horwath LLP	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Financial Officer	Included herewith

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
Todd A. Michel,
Senior Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2010 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

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

/s/ W. Patrick Murray W. Patrick Murray, Director

FIRST CITIZENS BANC CORP
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
INDEX TO EXHIBITS

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

4.1	Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005.	Filed on March 16, 2006 and incorporated herein by reference.

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Filed as Exhibit 4.3 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.

10.1	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to the First Citizens Banc Corp’s Form 8-K filed on November 21, 2005.

10.2	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Included herewith.

10.3	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Included herewith.

Exhibit	Description	Location
10.4	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Included herewith.

10.5	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Included herewith.

10.6	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Included herewith.

10.7	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.

10.8	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.9	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.10	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

10.11	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to the First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference.

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements that are included in Exhibit 13.1 of this Form 10-K.

13.1	First Citizens Banc Corp 2009 Annual Report to Shareholders. (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC.	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

23.2	Consent of Crowe Horwath LLP	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

Exhibit	Description	Location
99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Financial Officer	Included herewith