Form 10-Q
period 2010-03-31
FIRST CITIZENS BANC CORP /OH
filed 2010-05-10
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding at May 7, 2010 - 7,707,917 common shares

FIRST CITIZENS BANC CORP
Index

Part I – Financial Information

ITEM 1.	Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$19,394	$26,942
Federal funds sold	24,000	—

Cash and cash equivalents	43,394	26,942
Securities available for sale	202,364	207,292
Loans, net of allowance of $16,639 and $15,271	767,661	775,547
Other securities	15,382	15,382
Premises and equipment, net	19,512	19,702
Accrued interest receivable	5,668	5,425
Goodwill	21,720	21,720
Core deposit and other intangibles	6,187	6,492
Bank owned life insurance	11,968	11,848
Other assets	12,559	12,462

Total assets	$1,106,415	$1,102,812

LIABILITIES
Deposits
Noninterest-bearing	$133,034	$140,659
Interest-bearing	748,938	715,393

Total deposits	881,972	856,052
Federal Home Loan Bank advances	65,353	85,364
Securities sold under agreements to repurchase	19,643	21,920
U. S. Treasury interest-bearing demand note payable	1,328	2,394
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	9,347	8,858

Total liabilities	1,007,070	1,004,015

SHAREHOLDERS’ EQUITY
Preferred stock, 200,000 shares authorized, 23,184 shares issued	23,121	23,117
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(18,032)	(17,774)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(2,956)	(3,758)

Total shareholders’ equity	99,345	98,797

Total liabilities and shareholders’ equity	$1,106,415	$1,102,812

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$11,107	$12,057
Taxable securities	1,593	1,766
Tax-exempt securities	470	370
Federal funds sold and other	3	13

Total interest income	13,173	14,206
Interest expense
Deposits	1,996	3,150
Federal Home Loan Bank advances	744	678
Subordinated debentures	208	371
Other	25	140

Total interest expense	2,973	4,339

Net interest income	10,200	9,867
Provision for loan losses	3,740	2,102

Net interest income after provision for loan losses	6,460	7,765

Noninterest income
Service charges	1,065	1,097
Net gain on sale of securities	15	1
Net gain on sale of loans	1	2
ATM fees	411	346
Trust fees	440	384
Bank owned life insurance	120	121
Computer center item processing fees	69	103
Other	171	333

Total non-interest income	2,292	2,387
Noninterest expense
Salaries and wages	3,373	3,604
Benefits	883	710
Net occupancy expense	661	632
Equipment expense	402	528
Contracted data processing	264	283
State franchise tax	277	289
Professional services	378	287
Amortization of intangible assets	305	322
FDIC assessment	391	232
ATM Expense	177	161
Other real estate owned expense	51	188
Other operating expenses	1,834	2,010

Total noninterest expense	8,996	9,246

Income (loss) before income taxes	(244)	906
Income tax expense (benefit)	(280)	147

Net income	$36	$759

Preferred stock dividends	290	71

Net income (loss) available to common shareholders	$(254)	$688

Earnings (loss) per common share, basic and diluted	$(0.03)	$0.09

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended March 31,
	2010	2009

Net income	$36	$759

Unrealized holding gains on available for sale securities	1,215	205
Reclassification adjustment for gains later recognized in income	(15)	(1)

Net unrealized gains	1,200	204
Tax effect	(408)	(69)

Total other comprehensive income	792	135

Comprehensive income	$828	$894

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2010	23,184	$23,117	7,707,917	$114,447	$(17,774)	$(17,235)	$(3,758)	$98,797

Net income					36			36

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects							802	802

Amortization of discount on preferred stock		4			(4)			—

Preferred stock dividend					(290)			(290)

Balance, March 31, 2010	23,184	$23,121	7,707,917	$114,447	$(18,032)	$(17,235)	$(2,956)	$99,345

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2010	2009

Net cash from operating activities	$4,000	$3,549

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	28,765	26,955
Purchases of securities, available-for-sale	(22,299)	(55,582)
Loans made to customers, net of principal collected	3,657	2,655
Proceeds from sale of OREO properties	258	53
Proceeds from sale of property	37	—
Net purchases of office premises and equipment	(242)	(195)

Net cash from investing activities	10,176	(26,114)

Cash flows from financing activities
Repayment of FHLB borrowings	(11)	(48)
Net change in short-term FHLB advances	(5,000)	(7,000)
Repayment of long-term FHLB advances	(15,000)	(2,500)
Net change in deposits	25,920	74,426
Change in securities sold under agreements to repurchase	(2,277)	1,199
Change in U. S. Treasury interest-bearing demand note payable	(1,066)	(2,482)
Repayment of long-term debt	—	(20,500)
Issuance of preferred stock and common stock warrant	—	23,184
Dividends paid	(290)	(1,227)

Net cash from financing activities	2,276	65,052

Net change in cash and due from banks	16,452	42,487
Cash and cash equivalents at beginning of period	26,942	26,649

Cash and cash equivalents at end of period	$43,394	$69,136

Cash paid during the period for:
Interest	$2,753	$4,317
Income taxes	$—	$425
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$393	$115
See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens to hold inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens to hold and manage its securities portfolio and is eliminated in consolidation. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation. SCC Resources, Inc. (SCC) was a subsidiary that provided item processing services to Citizens and other financial institutions. On June 30, 2009, SCC was merged with Citizens, but continues to provide item processing services.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2010 and its results of operations and changes in cash flows for the periods ended March 31, 2010 and 2009 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2009 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2010. Water St. revenue was less than 1.0% of total revenue through March 31, 2010. Management considers the Corporation to operate primarily in one reportable segment, banking.

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
New Accounting Pronouncements:
In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.
In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of FAS No. 167 did not have an impact the corporation’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 (Topic 820) did not have an impact the Corporation’s consolidated financial statements.
In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Corporation’s financial position.
In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.
In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Corporation’s financial position.
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Corporation’s financial position.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Corporation’s financial position.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.
Impact of Not Yet Effective Authoritative Accounting Pronouncements
In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.
In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2010	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$79,797	$640	$(372)	$80,065
Obligations of states and political subdivisions	51,949	892	(285)	52,556
Mortgage-backed securities	67,105	2,019	(57)	69,067

Total debt securities	198,851	3,551	(714)	201,688

Equity securities	481	195	—	676

Total	$199,332	$3,746	$(714)	$202,364

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$90,296	$401	$(1,147)	$89,550
Obligations of states and political subdivisions	51,701	1,023	(304)	52,420
Mortgage-backed securities	62,997	1,663	(14)	64,646

Total debt securities	204,994	3,087	(1,465)	206,616

Equity securities	481	195	—	676

Total	$205,475	$3,282	$(1,465)	$207,292

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Available for sale	Fair Value
Due in one year or less	$5,212
Due after one year through five years	7,291
Due after five years through ten years	30,600
Due after ten years	89,518
Mortgage-backed securities	69,067
Equity securities	676

Total securities available for sale	$202,364

Gains from securities called or settled by the issuer during the quarter ended March 31, 2010 were $15. Gains from securities called or settled by the issuer during the quarter ended March 31, 2009 were $1.
Securities with a carrying value of approximately $169,291 and $164,804 were pledged as of March 31, 2010 and December 31, 2009, respectively, to secure public deposits, other deposits and liabilities as required by law.
Securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income are as follows.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	12 Months or less		More than 12 months		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$17,664	$(372)	$—	$—	$17,664	$(372)
Obligations of states and political subdivisions	14,942	(225)	2,547	(60)	17,489	(285)
Mortgage-backed securities	7,212	(57)	—	—	7,212	(57)

Total temporarily impaired	$39,818	$(654)	$2,547	$(60)	$42,365	$(714)

	12 Months or less		More than 12 months		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$58,384	$(1,147)	$—	$—	$58,384	$(1,147)
Obligations of states and political subdivisions	12,000	(241)	2,574	(63)	14,574	(304)
Mortgage-backed securities	3,283	(14)	—	—	3,283	(14)

Total temporarily impaired	$73,667	$(1,402)	$2,574	$(63)	$76,241	$(1,465)

There are sixty-four securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loans at March 31, 2010 and December 31, 2009 were as follows:

	3/31/2010	12/31/2009
Commercial and agriculture	$86,326	$96,298
Commercial real estate	340,300	335,653
Real estate — mortgage	310,687	314,552
Real estate — construction	33,478	30,068
Consumer	13,415	14,250
Other	377	231
Leases	32	82

Total loans	784,615	791,134
Allowance for loan losses	(16,639)	(15,271)
Deferred loan fees	(315)	(316)

Net loans	$767,661	$775,547

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 was as follows:

	2010	2009
Balance January 1,	$15,271	$8,862
Loans charged-off	(2,516)	(775)
Recoveries	144	146
Provision for loan losses	3,740	2,102

Balance March 31,	$16,639	$10,335

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three months ended March 31:

	2010	2009

Average investment in impaired loans	$20,349	$17,282

Interest income recognized on impaired loans including interest income recognized on cash basis	104	111

Interest income recognized on impaired loans on cash basis	104	111
Information regarding impaired loans at March 31, 2010 and December 31, 2009 was as follows:

	3/31/2010	12/31/2009

Balance impaired loans	$17,963	$22,736

Less portion for which no allowance for loan losses is allocated	(8,472)	(12,856)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$9,491	$9,880

Portion of allowance for loan losses allocated to impaired loans	$3,311	$3,326

Nonperforming loans were as follows:

	3/31/10	12/31/09

Loans past due over 90 days still on accrual	$2,752	$514
Nonaccrual	$23,731	$25,198
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

	Three months ended March 31,
	2010	2009
Basic
Net Income	$36	$759
Preferred stock dividends	290	71

Net Income (loss) available to common shareholders	$(254)	$688

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings (loss) per common share	$(0.03)	$0.09

Diluted
Net Income	$36	$759
Preferred stock dividends	290	71

Net Income (loss) available to common shareholders	$(254)	$688

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917

Diluted earnings (loss) per common share	$(0.03)	$0.09

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2010 and March 31, 2009 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2010 and December 31, 2009:

	Contract Amount
	March 31, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$2,742	$104,087	$2,136	$98,420
Overdraft protection	—	12,536	—	12,617
Letters of credit	52	1,609	52	1,974

	$2,794	$118,232	$2,188	$113,011

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at March 31, 2010 and 3.25% to 9.50% at December 31, 2009. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $2,850 on March 31, 2010 and $2,515 on December 31, 2009.
(7) Pension Information
Net periodic pension expense was as follows for the three months ended March 31, 2010 and March 31, 2009:

	Three months ended March 31
	2010	2009
Service cost	$210	$207
Interest cost	190	190
Expected return on plan assets	(151)	(255)
Other components	65	17

Net periodic pension cost	$314	$159

The total amount of contributions expected to be paid by the Corporation in 2010 total $2,016, compared to $1,000 in 2009. Also, effective January 1, 2007, no new employees will be added to the retirement plan.

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
The Corporation did not grant any stock options during the first three months of 2010 and 2009. Additionally, no stock options became vested during the first three months of 2010 and 2009.
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

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

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2010 and December 31, 2009, the aggregate intrinsic value of the stock options was $0.
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
Impaired loans: The fair value of impaired loans is determined using the fair value of collateral for collateral dependent loans. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 2 inputs).

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2010 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$80,065	$—
Obligations of states and political subdivisions	—	52,556	—
Mortgage-backed securities	—	69,067	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$14,652	$—
Other Real Estate Owned	—	1,958	—
Mortgage Servicing Rights	—	15	—

	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$89,550	$—
Obligations of states and political subdivisions	—	52,420	—
Mortgage-backed securities	—	64,646	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$19,410	$—
Other Real Estate Owned	—	1,834	—
Mortgage Servicing Rights	—	78	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount and fair values of financial instruments not previously presented were as follows.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from financial institutions	$19,394	$19,394	$26,942	$26,942
Federal funds sold	24,000	24,000	—	—
Loans, net of allowance for loan losses	767,661	787,912	775,547	796,783
Accrued interest receivable	5,668	5,668	5,425	5,425

Financial Liabilities:
Deposits	(881,972)	(888,897)	(856,102)	(863,156)
Federal Home Loan Bank advances	(65,353)	(66,603)	(85,364)	(82,353)
U.S. Treasury interest-bearing demand note payable	(1,328)	(1,328)	(2,394)	(2,394)
Securities sold under agreement to repurchase	(19,643)	(19,643)	(21,920)	(21,920)
Subordinated debentures	(29,427)	(15,347)	(29,427)	(14,501)
Accrued interest payable	(686)	(686)	(466)	(466)
The fair value approximates carrying amount for all items except those described below. The fair value for securities is based on quoted market values for the individual securities or for equivalent securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are considered nominal.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(10) Participation in the Treasury Capital Purchase Program
On January 23, 2009, the Corporation completed the sale to the U.S. Treasury of $23,184 of newly-issued non-voting preferred shares as part of the Capital Purchase Program (CPP) enacted by the U.S. Treasury as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize the Corporation’s participation in the CPP, the Corporation and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto. Pursuant to the terms of the Securities Purchase Agreement, the Corporation issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Series A Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Corporation, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by the Corporation to the U.S. Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. Under the standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of the Corporation at March 31, 2010 compared to December 31, 2009 and the consolidated results of operations for the three-month period ending March 31, 2010 compared to the same period in 2009. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at March 31, 2010 were $1,106,415 compared to $1,102,812 at December 31, 2009, an increase of $3,603, or 0.3 percent. The increase in total assets was mainly attributed to increases in cash and cash equivalents, primarily overnight federal funds sold. Total liabilities at March 31, 2010 were $1,007,070 compared to $1,004,015 at December 31, 2009, an increase of $3,055, or 0.3 percent. The increase in total liabilities was mainly attributed to increases in interest-bearing deposits, which was partially offset by decreases in Federal Home Loan Bank advances.
Net loans have decreased $7,886, or 1.0 percent since December 31, 2009. The commercial real estate, real estate construction and other loan portfolios increased by $4,647, $3,410 and $146, respectively. The commercial and agricultural real estate loan portfolios decreased $9,972 and $3,865, respectively, while consumer and lease loan portfolios decreased a total of $835 and $50, respectively. The current increase in commercial real estate loans is mainly due to calling efforts by the commercial lending officers and increased opportunities from our larger markets. The current decrease in commercial and agriculture loans is the result of seasonality. The current decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans on the secondary market.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation had no loans held for sale at March 31, 2010 or December 31, 2009. At March 31, 2010, the net loan to deposit ratio was 87.0 percent compared to 90.6 percent at December 31, 2009. This ratio declined in 2010 due to increased deposits.
For the first three months of operations in 2010, $3,740 was placed into the allowance for loan losses from earnings, compared to $2,102 in the first quarter of 2009. In general, the increase in provision can be attributed to the continued economic downturn and high unemployment rates in our market area, which have impaired the ability of our customers to make payments on their loans. Net charge-offs have increased compared to 2009. Nonperforming loans have increased by $771, of which $2,238 was due to increased loans past due 90 days still accruing, offset by a decrease in loans on nonaccrual status of $1,467. Impaired loans decreased, from $22,736 at December 31, 2009 to $17,963 at March 31, 2010. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The March 31, 2010 allowance for loan losses as a percent of total loans was 2.17 percent compared to 1.97 percent at December 31, 2009.
The available for sale security portfolio decreased by $4,928 from $207,292 at December 31, 2009, to $202,364 at March 31, 2010. The decrease is the result of securities scheduled to mature in time with FHLB advances related to the pre-funding FHLB advance strategy made during the third quarter of 2009. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2010, the Corporation was in compliance with all pledging requirements.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Bank owned life insurance (BOLI) increased $120 from December 31, 2009 due to income earned on the investment. BOLI was purchased in 2006 as an alternative to replacing maturing securities, and is being used to help recover healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $190 from December 31, 2009 to March 31, 2010, as a result of depreciation of $395 and disposals of $37 offset by new purchases of $242.
Total deposits at March 31, 2010 increased $25,920 from year-end 2009. Noninterest-bearing deposits decreased $7,625 from year-end 2009 while interest-bearing deposits, including savings and time deposits, increased $33,545 from December 31, 2009. The interest-bearing deposit increase was due to increases in savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. Savings accounts increased $21,767 from year end 2009, which included increases of $2,600 in statement savings and $20,600 in public fund money market savings. CDARS accounts increased $12,850 from year end 2009. The year to date average balance of total deposits increased $18,602 compared to the average balance of the same period in 2009. The increase in average balance is mainly due to public money market savings.
Total borrowed funds have decreased $23,354 from December 31, 2009 to March 31, 2010. At March 31, 2010, the Corporation had $65,353 in outstanding Federal Home Loan Bank advances compared to $85,364 at December 31, 2009. On March 12, 2010, an FHLB advance in the amount of $15,000 matured. This advance had terms of thirty-six months with a fixed rate of 4.78%. The advance was not replaced. In addition, during the first quarter of 2010 overnight advances in the amount of $5,000 were paid off. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $2,277 and U.S. Treasury Tax Demand Notes have decreased $1,066 from December 31, 2009 to March 31, 2010.
Shareholders’ equity at March 31, 2010 was $99,345, or 9.0 percent of total assets, compared to $98,797 at December 31, 2009, or 9.0 percent of total assets. The increase in shareholders’ equity resulted from earnings of $36, less preferred dividends paid of $290, and the increase in the market value of securities available for sale, net of tax, of $802. Total outstanding common shares at March 31, 2010 and at March 31, 2009 were 7,707,917.
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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Results of Operations
Three Months Ended March 31, 2010 and 2009
Net income for the three months ended March 31, 2010 was $36, a decrease of $723 or 95.3 percent from $759 for the first three months of 2009. Basic and diluted earnings (loss) per common share were $(0.03) for the first quarter of 2010, compared to $0.10 for the same period in 2009. The primary reasons for the changes in net income are explained below.
Net interest income for the first quarter of 2010 was $10,200, an increase of $333 or 3.4 percent from $9,867 in the first quarter of 2009. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 2.3 percent from the first quarter last year from organic growth. Average loans for the quarter decreased 0.8 percent compared to the first quarter of 2009, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the three months ended March 31, 2010 and 2009 was 3.95% and 3.91%, respectively. Net interest margin increased 4 basis points as net interest income increased 3.4 percent while average earning assets increased 2.3 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $3,740 for the first quarter of 2010, compared to $2,102 for the same period of 2009. The Corporation’s provision for loan losses increased during 2010 in conjunction with an increase in the Corporation’s level of non-performing loans resulting from a continued deterioration in local economic conditions. At the beginning of 2008, the Corporation reduced the period of time for which it reviewed loan charge-offs from three years to two years. Management believes the higher volume of loan charge-offs in the last two years are more indicative of future losses in the loan portfolio, and this trend continues in the first quarter of 2010.
Non-interest income for the first quarter of 2010 was $2,292, a decrease of $95 or 4.0 percent from $2,387 in the first quarter of 2009. Service charge fee income for the first quarter of 2010 was $1,065, down $32 or 2.9 percent over the first quarter of 2009. The decline is related to a decline in the number of accounts paying service charges. Trust fee income was $440, up $56 or 14.6 percent over the same period in 2009. The increase is related to the recoveries in the financial markets and the related effect on assets under management. Net gain on sale of securities was $15, up $14 over the same period in 2009. ATM fee income for the first quarter of 2010 was $411, up $65 or 18.8 percent over the first quarter of 2009. This increase can be attributed to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010. Computer center item processing fee income for the first quarter of 2010 was $69, down $34 or 33.0 percent over the first quarter of 2009. Bank owned life insurance contributed $120 to non-interest income during the first quarter of 2010. Other non-interest income was $171, down $162 or 48.6 percent over the same period in 2009. This decrease is due to the resolution, during the first quarter in 2009, of three loans obtained in a merger which resulted in income of $237. These loans were recorded at fair value at the time of the merger and subsequently settled at a higher value.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest expense for the first quarter of 2010 was $8,996, a decrease of $250 or 2.7 percent, from $9,246 reported for the same quarter of 2009. Salary and other employee costs were $4,256, down $58 or 1.3 percent as compared to the first quarter of 2009. This decrease is mainly due to staff reductions as a result of the merger of SCC with Citizens in June 2009, as well as a change in the commission structure. Occupancy and equipment costs were $1,063, down $97 or 8.4 percent compared to the same period of 2009. Contracted data processing cost were $264, down $19, or 6.7 percent compared to last year. State franchise taxes decreased by $12 compared to the same period of 2009. Amortization expense decreased $17, or 5.3 percent from the first quarter of 2009, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were up by $159 during the first quarter of 2010 compared to the same period of 2009. The increase is due to an increase in the assessment rate charged. Professional service costs were $378, up $91 or 31.7 percent compared to the same period of 2009. The increase is due to consulting services for loan work outs and core banking software analysis. Other operating expenses were $1,834, down $176 or 8.8 percent compared to the same period of 2009. This decrease is mainly the result of the following: losses sustained on the sale of OREO properties decreased by $44, courier expenses decreased by $37, trust data processing decreased by $48 and fee expense related to CDARS account opening decreased by $15 compared to first quarter 2009.
Income tax benefit for the first three months of 2010 totaled ($281) compared to an income tax expense of $147 for the first three months of 2009. This was a decrease of $428, or 291.2 percent. The decrease in the federal income taxes is mainly a result of total nontaxable securities income being a larger percentage of income before taxes.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $99,345 at March 31, 2010 compared to $98,797 at December 31, 2009. The increase in shareholders’ equity resulted primarily from an $802 change in the unrealized gain on the securities. This was offset by preferred dividends paid. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2010 and December 31, 2009 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Corporation Ratios		Adequacy	Action
	3/31/2010	12/31/2009	Purposes	Provisions
Total Risk Based Capital	14.3%	14.3%	8.0%	10.0%
Tier I Risk Based Capital	13.2%	13.0%	4.0%	6.0%
Leverage Ratio	9.6%	9.6%	4.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first quarter of 2010. On February 1, 2009, the Corporation paid a dividend of $.15 per common share. The Corporation also paid a 5% cash dividend on preferred shares of $290 on February 16, 2010.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. At March 31, 2010, securities with maturities of one year or less totaled $5,212, or 2.6 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the quarter ended March 31, 2010 was $4,000. This includes net income of $36 plus net adjustments of $3,964 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $10,176 for the quarter ended March 31, 2010. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $28,765. This increase in cash was offset by the purchase of securities of $22,299. Cash from financing activities in the first quarter of 2010 totaled $2,276. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $25,920 in the first quarter of 2010. The large increase in deposits was primarily due to public money market savings accounts, which added $20,600 in deposits during the first quarter of 2010. Cash was used by the decreases in FHLB overnight funds and a maturity of a FHLB long-term advance of $5,000 and $15,000, respectively. Cash from operating activities and financing activities exceeded cash from investing activities by $16,452. Cash and cash equivalents increased from $26,942 at December 31, 2009 to $43,394 at March 31, 2010 as a result of the increase in cash during the first quarter.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, the issuances of trust preferred obligations, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $10,000. As of March 31, 2010, Citizens had total credit availability with the FHLB of $120,153 of which $65,353 was outstanding.

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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2009 and March 31, 2010, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s Net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2010 and December 31, 2009. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2009 or March 31, 2010. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)

Net Portfolio Value

	March 31, 2010			December 31, 2009
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	130,506	(6,616)	-5%	143,173	(6,648)	-4%
+100bp	138,851	1,729	1%	151,656	1,835	1%
Base	137,122	—	—	149,821	—	—
-100bp	144,731	7,609	6%	157,937	8,116	5%
The change in net portfolio value from December 31, 2009 to March 31, 2010, is primarily a result of two factors. While the yield curve is virtually unchanged from the end of the year, both the mix and overall size of assets and funding sources have changed. While assets decreased slightly, the mix also shifted away from loans and securities toward cash. Funding sources increased while the funding mix shifted from borrowed money to deposits. Beyond the change in the base level of net portfolio value, movements in rates would lead similar changes in the net portfolio value, both in absolute terms and percentage change, compared to the end of 2009. A 100 basis point upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. This effect is opposite for a 200 basis point movement in rates, dues to projected changes related to the investment portfolio. A downward change in rates would also lead to an increase in the net portfolio value as the fair value of liabilities would increase more slowly than the fair value of the asset portfolio.

ITEM 4.	Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010, were effective.
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
There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Citizens is a party incidental to its banking business. The Corporation considers none of those proceedings to be material.

Item 1A.	Risk Factors
There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No. 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit No. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

First Citizens Banc Corp
Signatures
Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	May 10, 2010

James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2010

Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference.
3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.
3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference.
3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith