Form 10-Q
period 2010-06-30
FIRST CITIZENS BANC CORP /OH
filed 2010-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 7, 2010 — 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$22,504	$26,942
Federal funds sold	32,000	—

Cash and cash eqivalents	54,504	26,942
Securities available for sale	200,078	207,292
Loans, net of allowance of $18,932 and $15,271	771,090	775,547
Other securities	15,272	15,382
Premises and equipment, net	18,705	19,702
Accrued interest receivable	4,948	5,425
Goodwill	21,720	21,720
Core deposit and other intangibles	5,883	6,492
Bank owned life insurance	12,087	11,848
Other assets	14,277	12,462

Total assets	$1,118,564	$1,102,812

LIABILITIES
Deposits
Noninterest-bearing	$136,484	$140,659
Interest-bearing	752,519	715,393

Total deposits	889,003	856,052
Federal Home Loan Bank advances	65,342	85,364
Securities sold under agreements to repurchase	20,866	21,920
U. S. Treasury interest-bearing demand note payable	733	2,394
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	13,139	8,858

Total liabilities	1,018,510	1,004,015

SHAREHOLDERS’ EQUITY
Preferred stock, 200,000 shares authorized, 23,184 shares issued	23,125	23,117
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(18,584)	(17,774)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(1,699)	(3,758)

Total shareholders’ equity	100,054	98,797

Total liabilities and shareholders’ equity	$1,118,564	$1,102,812

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$11,241	$11,575	$22,349	$23,633
Taxable securities	1,423	1,671	3,016	3,436
Tax-exempt securities	477	412	947	782
Federal funds sold and other	8	10	10	22

Total interest income	13,149	13,668	26,322	27,873

Interest expense
Deposits	1,870	2,823	3,866	5,973
Federal Home Loan Bank advances	611	669	1,355	1,347
Subordinated debentures	211	355	419	726
Other	16	32	41	171

Total interest expense	2,708	3,879	5,681	8,217

Net interest income	10,441	9,789	20,641	19,656
Provision for loan losses	4,600	2,662	8,340	4,764

Net interest income after provision for loan losses	5,841	7,127	12,301	14,892

Noninterest income
Service charges	1,148	1,222	2,213	2,319
Net gain on sale of securities	1	52	15	53
ATM fees	461	476	872	822
Trust fees	481	354	921	737
Bank owned life insurance	118	123	239	243
Computer center data processing fees	66	135	135	239
Other	145	114	317	450

Total noninterest income	2,420	2,476	4,712	4,863

Noninterest expense
Salaries and wages	3,268	3,339	6,640	6,943
Benefits	845	663	1,728	1,373
Net occupancy expense	576	556	1,237	1,189
Equipment expense	365	509	767	1,037
Contracted data processing	222	275	487	558
FDIC Assessment	397	932	788	1,165
State franchise tax	250	273	527	562
Professional services	614	527	1,087	918
Amortization of intangible assets	305	322	609	644
ATM Expense	182	206	359	367
Marketing	188	157	375	314
Other operating expenses	1,743	1,554	3,347	3,490

Total noninterest expense	8,955	9,313	17,951	18,560

Income (loss) before taxes	(694)	290	(938)	1,195
Income tax expense (benefit)	(435)	(80)	(716)	67

Net Income (loss)	$(259)	$370	$(222)	$1,128

Preferred stock dividends	$290	$290	$580	$360

Net income (loss) available to common shareholders	$(549)	$80	$(802)	$768

Earnings per common share, basic and diluted	$(0.07)	$0.01	$(0.10)	$0.10

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(259)	$370	$(222)	$1,128
Unrealized holding gains and (losses) on available for sale securities	1,904	(474)	3,119	(269)

Reclassification adjustment for losses later recognized in income	(1)	(52)	(15)	(53)

Net unrealized gains (losses)	1,903	(526)	3,104	(322)
Tax effect	(647)	179	(1,055)	109

Total other comprehensive gain (loss)	1,256	(347)	2,049	(213)

Comprehensive income	$997	$23	$1,827	$915

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2010	23,184	$23,117	7,707,917	$114,447	$(17,774)	$(17,235)	$(3,758)	$98,797

Net income (loss)	—	—	—	—	(222)	—	—	(222)

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	—	—	2,059	2,059

Amortization of discount on preferred stock	—	8	—	—	(8)	—	—	—

Preferred stock dividend	—	—	—	—	(580)	—	—	(580)

Balance, June 30, 2010	23,184	$23,125	7,707,917	$114,447	$(18,584)	$(17,235)	$(1,699)	$100,054

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2010	2009

Net cash from operating activities	$12,041	$4,239

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	55,386	63,036
Purchases of securities, available-for-sale	(44,740)	(89,495)
Sale of other securities	110	917
Loans made to customers, net of principal collected	(5,500)	8,922
Proceeds from sale of OREO properties	435	441
Proceeds from sale of property	714	—
Net purchases of office premises and equipment	(518)	(450)

Net cash from investing activities	5,887	(16,629)

Cash flows from financing activities
Net change in short-term FHLB advances	(5,000)	(7,000)
Repayment of long-term FHLB advances	(15,022)	(2,596)
Net change in deposits	32,951	62,320
Change in securities sold under agreements to repurchase	(1,054)	(4,604)
Change in U. S. Treasury interest-bearing demand note payable	(1,661)	(2,643)
Repayment of long-term debt	—	(20,500)
Issuance of preferred stock and common stock warrant	—	23,184
Dividends paid	(580)	(2,056)

Net cash from financing activities	9,634	46,105

Net change in cash and due from banks	27,562	33,715
Cash and cash equivalents at beginning of period	26,942	26,649

Cash and cash equivalents at end of period	$54,504	$60,364

Cash paid during the period for:
Interest	$5,900	$8,158
Income taxes	$650	$575
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,419	$1,074
See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements
Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages Citizens securities portfolio and is eliminated in consolidation. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation. SCC Resources, Inc. (SCC) was a subsidiary that provided item processing services to Citizens and other financial institutions. On June 30, 2009, SCC was merged with Citizens, but continues to provide item processing services.
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2010 and its results of operations and changes in cash flows for the periods ended June 30, 2010 and 2009 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2009 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through June 30, 2010. Water St. revenue was less than 1.0% of total revenue through June 30, 2010. Management considers the Corporation to operate primarily in one reportable segment, banking.

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
New Accounting Pronouncements:
In December 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.
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
In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool that is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2010	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$73,578	$920	$(4)	$74,494
Obligations of states and political subdivisions	53,091	1,368	(114)	54,345
Mortgage-backed securities	67,992	2,666	(95)	70,563

Total debt securities	194,661	4,954	(213)	199,402

Equity securities	481	195	—	676

Total	$195,142	$5,149	$(213)	$200,078

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of
U.S. Government agencies	$90,296	$401	$(1,147)	$89,550
Obligations of states and political subdivisions	51,701	1,023	(304)	52,420
Mortgage-backed securities	62,997	1,663	(14)	64,646

Total debt securities	204,994	3,087	(1,465)	206,616

Equity securities	481	195	—	676

Total	$205,475	$3,282	$(1,465)	$207,292

The fair value of securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Available for sale	Fair Value
Due in one year or less	$5,026
Due after one year through five years	7,130
Due after five years through ten years	29,033
Due after ten years	87,650
Mortgage-backed securities	70,563
Equity securities	676

Total securities available for sale	$200,078

Gains from securities called or settled by the issuer during the quarter ended June 30, 2010 were $1. Gains from securities called or settled by the issuer during the quarter ended June 30, 2009 were $52.
Securities with a carrying value of approximately $163,699 and $164,804 were pledged as of June 30, 2010 and December 31, 2009, respectively, to secure public deposits, other deposits and liabilities as required by law.
Securities with unrealized losses at June 30, 2010 and December 31, 2009 not recognized in income are as follows.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	12 Months or less		More than 12 months		Total
June 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$3,570	$(4)	$—	$—	$3,570	$(4)
Obligations of states and political subdivisions	6,148	(66)	2,549	(48)	8,697	(114)
Mortgage-backed securities	11,387	(95)	—	—	11,387	(95)

Total temporarily impaired	$21,105	$(165)	$2,549	$(48)	$23,654	$(213)

	12 Months or less		More than 12 months		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$58,384	$(1,147)	$—	$—	$58,384	$(1,147)
Obligations of states and political subdivisions	12,000	(241)	2,574	(63)	14,574	(304)
Mortgage-backed securities	3,283	(14)	—	—	3,283	(14)

Total temporarily impaired	$73,667	$(1,402)	$2,574	$(63)	$76,241	$(1,465)

There are forty-eight securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loan balances were as follows:

	June 30,	December 31,
	2010	2009
Commercial and agriculture	$84,547	$96,298
Commercial real estate	338,848	335,653
Real estate — mortgage	312,969	314,552
Real estate — construction	40,218	30,068
Consumer	12,812	14,250
Other	947	231
Leases	—	82

Total loans	790,341	791,134
Allowance for loan losses	(18,932)	(15,271)
Deferred loan fees	(319)	(316)

Net loans	$771,090	$775,547

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance beginning of period	$16,639	$10,335	$15,271	$8,862
Loans charged-off	(2,429)	(1,133)	(4,945)	(1,908)
Recoveries	122	360	266	506
Provision for loan losses	4,600	2,662	8,340	4,764

Balance June 30,	$18,932	$12,224	$18,932	$12,224

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Average investment in impaired loans	$22,422	$18,696	$20,936	$19,106

Interest income recognized on impaired loans including interest income recognized on cash basis	300	232	404	343

Interest income recognized on impaired loans on cash basis	300	232	404	343
Information regarding impaired loans at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2008
Balance impaired loans	$22,108	$22,736

Less portion for which no allowance for loan losses is allocated	(5,360)	(12,856)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$16,748	$9,880

Portion of allowance for loan losses allocated to impaired loans	$5,349	$3,326

Nonperforming loans were as follows:

	June 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$1,694	$514
Nonaccrual	$23,302	$25,198
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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic
Net income (loss)	$(259)	$370	$(222)	$1,128
Preferred stock dividends	289	289	578	360

Net income (loss) available to common shareholders	$(548)	$81	$(800)	$768

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$(0.07)	$0.01	$(0.10)	$0.10

Diluted
Net income (loss)	$(259)	$370	$(222)	$1,128
Preferred stock dividends	289	289	578	360

Net income (loss) available to common shareholders	$(548)	$81	$(800)	$768

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$(0.07)	$0.01	$(0.10)	$0.10

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for the three-month periods ended June 30, 2010 and June 30, 2009 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2010 and December 31, 2009:

	Contract Amount
	June 30, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$3,068	$102,197	$2,136	$98,420
Overdraft protection	—	12,494	—	12,617
Letters of credit	321	1,599	52	1,974

	$3,389	$116,290	$2,188	$113,011

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at June 30, 2010 and 3.25% to 9.50% at December 31, 2009. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $2,790 on June 30, 2010 and $2,515 on December 31, 2009.
(7) Pension Information
Net periodic pension expense was as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Service cost	$210	$207	$421	$415
Interest cost	190	190	380	379
Expected return on plan assets	(151)	(255)	(302)	(510)
Other components	65	17	129	34

Net periodic pension cost	$314	$159	$628	$318

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
The Corporation did not grant any stock options during the first six months of 2010 and 2009, nor did any no stock options become vested during the first six months of 2010 and 2009.
A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	2 yrs. 0 mos.	$20.50
$35.00	10,000	2 yrs. 9.5 mos.	35.00

Outstanding at quarter-end	29,500	2 yrs. 3 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of June 30, 2010 and December 31, 2009, the aggregate intrinsic value of outstanding stock options was $0.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2010 Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$74,494	$—
Obligations of states and political subdivisions	—	54,345	—
Mortgage-backed securities	—	70,563	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$16,759	$—
Other Real Estate Owned	—	2,782	—
Mortgage Servicing Rights	—	11	—

	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$89,550	$—
Obligations of states and political subdivisions	—	52,420	—
Mortgage-backed securities	—	64,646	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$19,410	$—
Other Real Estate Owned	—	1,834	—
Mortgage Servicing Rights	—	78	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount and fair values of financial instruments not previously presented were as follows.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$22,504	$22,504	$26,942	$26,942
Federal funds sold	32,000	32,000	—	—
Loans, net of allowance for loan losses	771,090	792,343	775,547	796,783
Accrued interest receivable	4,948	4,948	5,425	5,425

Financial Liabilities:
Deposits	(889,003)	(891,928)	(856,102)	(863,156)
Federal Home Loan Bank advances	(65,342)	(66,428)	(85,364)	(82,353)
U.S. Treasury interest-bearing demand note payable	(733)	(733)	(2,394)	(2,394)
Securities sold under agreement to repurchase	(20,866)	(20,866)	(21,920)	(21,920)
Subordinated debentures	(29,427)	(18,967)	(29,427)	(14,501)
Accrued interest payable	(687)	(687)	(466)	(466)
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(10) Participation in the Treasury Capital Purchase Program
On January 23, 2009, the Corporation completed the sale to the U.S. Treasury of $23,184 of newly-issued non-voting preferred shares as part of the Capital Purchase Program (CPP) enacted by the U.S. Treasury as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize the Corporation’s participation in the CPP, the Corporation and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto. Pursuant to the terms of the Securities Purchase Agreement, the Corporation issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Series A Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Corporation, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by the Corporation to the U.S. Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. Under the standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion focuses on the consolidated financial condition of the Corporation at June 30, 2010 compared to December 31, 2009 and the consolidated results of operations for the three and six month periods ended June 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at June 30, 2010 were $1,118,564 compared to $1,102,812 at December 31, 2009, an increase of $15,752, or 1.4 percent. The increase in total assets was mainly attributed to increases in cash and cash equivalents, primarily overnight federal funds sold. Total liabilities at June 30, 2010 were $1,018,510 compared to $1,004,015 at December 31, 2009, an increase of $14,495, or 1.4 percent. The increase in total liabilities was mainly attributed to increases in interest-bearing deposits, which was partially offset by decreases in Federal Home Loan Bank advances.
Net loans have decreased $4,457 or 0.6 percent since December 31, 2009. Commercial real estate and real estate construction portfolios increased by $3,195 and $10,150 respectively. The commercial and agricultural, real estate and consumer loan portfolios decreased $11,751, $1,583 and $1,438, respectively. The current increase in commercial real estate loans is mainly due to calling efforts by the commercial lending officers and increased opportunities from our larger markets. The current increase in real estate construction loans is mainly due two large credits. The current decrease in commercial and agriculture loans is the result of several large loans paid down or paid off, that outpaced demand for new loans. The current decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation had no loans held for sale at June 30, 2010 or December 31, 2009. At June 30, 2010, the net loan to deposit ratio was 86.7 percent compared to 90.6 percent at December 31, 2009. This ratio declined in 2010 due to increased deposits.
For the first six months of operations in 2010, $8,340 was placed into the allowance for loan losses from earnings, compared to $4,764 in the same period of 2009. In general, the increase in provision can be attributed to the continued economic downturn and high unemployment rates in our market area, which have impaired the ability of our customers to make payments on their loans. Net charge-offs have increased compared to 2009. Nonperforming loans have decreased by $716, of which $1,180 was due to increased loans past due 90 days but still accruing, offset by a decrease in loans on nonaccrual status of $1,896. Impaired loans decreased, from $22,736 at December 31, 2009 to $22,108 at June 30, 2010. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The June 30, 2010 allowance for loan losses as a percent of total loans was 2.40 percent compared to 1.93 percent at December 31, 2009.
The available for sale security portfolio decreased by $10,790 from $207,292 at December 31, 2009, to $196,502 at June 30, 2010. The decrease is the result of securities scheduled to mature in time with FHLB advances related to the pre-funding FHLB advance strategy made during the third quarter of 2009. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of June 30, 2010, the Corporation was in compliance with all pledging requirements.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Bank owned life insurance (BOLI) increased $239 from December 31, 2009 due to income earned on the investment. BOLI was purchased in 2006 as an alternative to replacing maturing securities, and is being used to help recover healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $997 from December 31, 2009 to June 30, 2010, as a result of depreciation of $801 and disposals of $714 offset by new purchases of $518.
Total deposits at June 30, 2010 increased $32,951 from year-end 2009. Noninterest-bearing deposits decreased $4,175 from year-end 2009 while interest-bearing deposits, including savings and time deposits, increased $37,126 from December 31, 2009. The interest-bearing deposit increase was due to increases in savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full FDIC insurance on deposits of up to $50 million. Savings accounts increased $22,703 from year end 2009, which included increases of $3,644 in statement savings, $5,661 in money market savings and $13,713 in public fund money market savings. CDARS accounts increased $20,867 from year end 2009. The year to date average balance of total deposits increased $12,104 compared to the average balance of the same period in 2009. The increase in average balance is mainly due to public money market savings and CDARS accounts.
Total borrowed funds have decreased $22,137 from December 31, 2009 to June 30, 2010. At June 30, 2010, the Corporation had $65,342 in outstanding Federal Home Loan Bank advances compared to $85,364 at December 31, 2009. On March 12, 2010, an FHLB advance in the amount of $15,000 matured. This advance had terms of thirty-six months with a fixed rate of 4.78%. The advance was not replaced. In addition, during the first half of 2010 overnight advances in the amount of $5,000 were paid off. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $1,054 and U.S. Treasury Tax Demand Notes have decreased $1,661 from December 31, 2009 to June 30, 2010.
Shareholders’ equity at June 30, 2010 was $100,054, or 8.9 percent of total assets, compared to $98,797 at December 31, 2009, or 9.0 percent of total assets. The increase in shareholders’ equity resulted from the increase in the market value of securities available for sale, net of tax, of $2,059 less losses of $222 and preferred dividends paid of $580. Total outstanding common shares at June 30, 2010 and at June 30, 2009 were 7,707,917.
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

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Results of Operations
Six Months Ended June 30, 2010 and 2009
The Corporation had a net loss of $222 for the six months ended June 30, 2010, a decrease of $1,350 or 119.7 percent from net income of $1,128 for the first six months of 2009. Basic and diluted earnings per common share were $(0.10) for the first half of 2010, compared to $0.10 for the same period in 2009. The primary reasons for the changes in net income are explained below.
Net interest income for the first half of 2010 was $20,641, an increase of $985 or 5.0 percent from $19,656 in the first half of 2009. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 1.5 percent from the first half last year from organic growth. Average loans for the first half 2010 decreased 0.1 percent compared to the first half of 2009, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the six months ended June 30, 2010 and 2009 was 3.97% and 3.83%, respectively. Net interest margin increased 14 basis points as net interest income increased 5.0 percent while average earning assets increased 1.5 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $8,340 for the first half of 2010, compared to $4,764 for the same period in 2009. The Corporation’s provision for loan losses increased during 2010 as both net charge-offs and specific and general reserves required increased as a result of continued deterioration in local economic conditions. At the beginning of 2008, the Corporation reduced the period of time for which it reviewed loan charge-offs from three years to two years. Management believes the higher volume of loan charge-offs in the last two years are more indicative of future losses in the loan portfolio, and this trend continues in the first half of 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest income for the first half of 2010 was $4,712, a decrease of $151 or 3.1 percent from $4,863 in the first half of 2009. Service charge fee income for the first half of 2010 was $2,213, down $106 or 4.6 percent over the first half of 2009. The decline is related to a decline in the number of accounts paying service charges. In addition, the average service charge per account has decreased. Trust fee income was $921, up $184 or 25.0 percent over the same period in 2009. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the first half of 2010 was $872, up $50 or 6.1 percent over the first half of 2009. This increase can be attributed to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010. Computer center item processing fee income for the first half of 2010 has declined by $104 or 43.5 percent over the same period of 2009. Less handling of paper items and fewer items processed in general led to this decline. Bank owned life insurance contributed $239 to non-interest income during the first half of 2010. Other non-interest income was $330, down $167 or 33.6 percent over the same period in 2009. This decrease is due to the resolution, during the first quarter in 2009, of three loans obtained in a merger which resulted in income of $237. These loans were recorded at fair value at the time of the merger and subsequently settled at a higher value.
Non-interest expense for the first half of 2010 was $17,951, a decrease of $609 or 3.3 percent, from $18,560 reported for the same period of 2009. Salary and other employee costs were $8,368, down $52 or 0.6 percent as compared to the first half of 2009. This decrease is mainly due to a change in the commission structure, as well as staff reductions related to the merger of SCC with Citizens in June 2009. Occupancy and equipment costs were $2,004, down $222 or 10.0 percent compared to the same period in 2009. Contracted data processing costs were $487, down $71, or 12.7 percent compared to last year. State franchise taxes decreased by $35 compared to the same period of 2009. Amortization expense decreased $35, or 5.4 percent from the first half of 2009, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $377 during the first half of 2010 compared to the same period of 2009. The decrease is due to the Special Emergency Assessment charged in 2009, but not in 2010. Professional service costs were $1,087, up $169 or 18.4 percent compared to the same period in 2009. The increase is due to consulting services for loan work outs and core banking software analysis and an increase related to hiring a consulting firm to assist with the resolution of certain larger collection items. Marketing expense accruals increased this year by $61 to $375 to accommodate planned advertising initiatives. Other operating expenses were $3,347, down $143 or 4.1 percent compared to the same period of 2009. This decrease is mainly the result of the following: losses sustained on the sale of OREO properties decreased by $117, courier expenses decreased by $60, and trust data processing decreased by $35 compared to first half 2009.
Income tax benefit for the first six months of 2010 totaled ($716) compared to an income tax expense of $67 for the first six months of 2009. This was a decrease of $783. The decrease in the federal income taxes is mainly a result of total nontaxable securities income being a larger percentage of income before taxes.
Three Months Ended June 30, 2010 and 2009
The Corporation had a net loss of $259 for the three months ended June 30, 2010, a decrease of $629 from net income of $370 for the second quarter of 2009. Basic and diluted earnings per common share were $(0.07) for the second quarter of 2010, compared to $0.01 for the same period in 2009. The primary reasons for the changes in net income are explained below.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net interest income for the second quarter of 2010 was $10,441, an increase of $652 or 6.7 percent from $9,789 in the second quarter of 2009. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 0.7 percent from the second quarter last year from organic growth. Average loans for the quarter increased 0.5 percent compared to the second quarter of 2009, as new loans written have not quite kept up with pay-downs and pay-offs over the last twelve months. The Corporation’s net interest margin for the three months ended June 30, 2010 and 2009 was 3.99% and 3.77%, respectively. Net interest margin increased 22 basis points as net interest income increased 6.7 percent while average earning assets increased 0.7 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $4,600 for the second quarter of 2010, compared to $2,662 for the same period of 2009. The Corporation’s provision for loan losses increased during 2010 as both net charge offs and specific and general reserves required increased as a result of continued deterioration in local economic conditions. Management believes the higher volume of loan charge-offs in the last two years are more indicative of future losses in the loan portfolio, and this trend continues in the second quarter of 2010.
Non-interest income for the second quarter of 2010 was $2,420, a decrease of $56 or 2.3 percent from $2,476 in the second quarter of 2009. Service charge fee income for the second quarter of 2010 was $1,148, down $74 or 6.1 percent over the same period of 2009. The decline is related to a decline in the number of accounts paying service charges. In addition, the average service charge per account has decreased. Trust fee income was $481, up $127 or 35.9 percent over the same period in 2009. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the second quarter of 2010 was $461, down $15 or 3.2 percent over the second quarter of 2009. The Corporation recorded $125 of nonrecurring incentives in 2009 related to changing ATM processing networks. Except for this item, ATM income increased due to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010. Item processing fee income for the second quarter of 2010 was $66, down $69 or 51.1 percent over the second quarter of 2009. Less handling of paper items and fewer items processed in general led to this decline. Bank owned life insurance contributed $118 to non-interest income during the second quarter of 2010. Other non-interest income was $144, up $34 or 30.9 percent over the same period in 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest expense for the second quarter of 2010 was $8,955, a decrease of $358 or 3.8 percent, from $9,313 reported for the same quarter of 2009. Salary and other employee costs were $4,113, up $111 or 2.8 percent as compared to the second quarter of 2009. This increase is mainly due to employee insurance, which fluctuates with usage, and commissions. Occupancy costs were $576, up $20 or 3.6 percent compared to the same period of 2009. Equipment expenses were $365, down $144 or 28.3 percent compared to the same period of 2009. Contracted data processing costs were $222, down $53, or 19.3 percent compared to last year. State franchise taxes decreased by $23 compared to the same period in 2009. Amortization expense decreased $17, or 5.3 percent from the second quarter in 2009, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $535 during the second quarter in 2010 compared to the same period in 2009. The decrease is due primarily to the $502 Special Emergency Assessment charged in the second quarter of last year. Professional service costs were $614, up $87 or 16.5 percent compared to the same period in 2009. The increase is due to consulting services for loan work outs. Other operating expenses were $1,743, up $189 or 12.2 percent compared to the same period in 2009. This increase is mainly the result of the following: miscellaneous expenses increased by $72, OREO expenses increased by $25, general insurance expenses increased by $30 compared to first half 2009.
Income tax benefit for the second quarter of 2010 totaled $435 compared to an income tax benefit of $80 for the same period of 2009. This was an increase of $355. The increase in the federal income tax benefit is mainly a result of total nontaxable securities income being a larger percentage of income before taxes.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $100,054 at June 30, 2010 compared to $98,797 at December 31, 2009. The increase in shareholders’ equity resulted primarily from a $3,059 change in the unrealized gain on securities. This was offset by preferred dividends paid. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2010 and December 31, 2009 as identified in the following table:

				To Be Well
				Capitalized
				Under Prompt
	Corporation Ratios		For Capital	Corrective
	June 30,	December 31,	Adequacy	Action
	2010	2009	Purposes	Provisions
Total Risk Based Capital	14.2%	14.3%	8.0%	10.0%
Tier I Risk Based Capital	13.0%	13.0%	4.0%	6.0%
Leverage Ratio	9.5%	9.6%	4.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first or second quarters of 2010. The Corporation paid a dividend of $.15 per common share on February 1, 2009, and $.07 per common share on May 1, 2009. The Corporation also paid a 5% cash dividend on its preferred shares of $290 each on February 16, 2010 and May 17, 2010.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities with maturities of one year or less totaled $5,026, or 2.6 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Cash from operations for the quarter ended June 30, 2010 was $12,041. This includes a net loss of $(222) plus net adjustments of $12,263 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $5,887 for the six months ended June 30, 2010. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $55,386. This increase in cash was offset by the purchase of securities of $44,740. Cash from financing activities in the first six months of 2010 totaled $9,634. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $32,951 in the first six months of 2010. The large increase in deposits was primarily due to increases in public money market savings accounts and CDARS accounts, which added $13,713 and $20,867, respectively, in deposits during the first half of 2010. Cash was used by the decreases in FHLB overnight funds and a maturity of a FHLB long-term advance of $5,000 and $15,000, respectively. Cash from operating activities and financing activities exceeded cash from investing activities by $27,562. Cash and cash equivalents increased from $26,942 at December 31, 2009 to $54,504 at June 30, 2010 as a result of the increase in cash during the first six months.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $10,000. As of June 30, 2010, Citizens had total credit availability with the FHLB of $117,791 of which $65,342 was outstanding.

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
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2009 and June 30, 2010, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s Net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2010 and December 31, 2009. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2009 or June 30, 2010. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)

Net Portfolio Value
	June 30, 2010			December 31, 2009
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	140,973	(1,994)	-1%	143,173	(6,648)	-4%
+100bp	145,264	2,297	2%	151,656	1,835	1%
Base	142,967	—	—	149,821	—	—
-100bp	154,715	11,748	8%	157,937	8,116	5%
-200bp	166,984	24,017	17%	125,343	(24,478)	-16%
The change in net portfolio value from December 31, 2009 to June 30, 2010, is primarily a result of two factors. The yield curve has shifted downward since the end of the year and both the mix and overall size of assets and funding sources have changed. Assets have increased and the mix also shifted away from securities toward cash. Funding sources increased while the funding mix shifted from borrowed money to CDs and deposits. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead similar changes in the net portfolio value as the end of 2009, but slightly larger in magnitude for both rates up and rates down. A 100 basis point upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. This effect is opposite for a 200 basis point movement in rates, dues to projected changes related to the investment portfolio. A downward change in rates would also lead to an increase in the net portfolio value as the fair value of liabilities would increase more slowly than the fair value of the asset portfolio.
ITEM 4. Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010, were effective.
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
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may significantly affect the business activities of the Corporation.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a sweeping reform of the regulatory framework for depository institutions, bank and thrift holding companies and other U.S. financial institutions. The Dodd-Frank Act includes a broad range of legislation intended to strengthen oversight and regulation of banks and nonbank financial institutions, enhance regulation of over-the-counter derivatives and asset-backed securities, imposes corporate governance and executive compensation reforms on all public companies, creates new requirements for hedge fund and private equity fund advisers and establishes new rules for credit rating agencies. Certain of the provisions of the Dodd-Frank Act may significantly affect the business activities of the Corporation. However, the Dodd-Frank Act is the most far-reaching financial services law ever signed into law, and its enactment marks only the beginning of a process that will take months, if not years, to fully develop. Many of the significant provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates, and will require regulatory action and rulemaking by federal regulatory authorities to either implement the standards set out in the legislation or adopt new standards. As a result, the full scope and effect of the Dodd-Frank Act on the U.S. financial system may not be known for several years, and the Corporation cannot predict the extent to which the business activities of the Corporation could be affected by this legislation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

First Citizens Banc Corp
Other Information
Form 10-Q
Item 3. Defaults Upon Senior Securities
None
Item 4. [Reserved]
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

First Citizens Banc Corp

/s/ James O. Miller	August 9, 2010

James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 9, 2010

Todd A. Michel	Date
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