Form 10-Q
period 2010-09-30
FIRST CITIZENS BANC CORP /OH
filed 2010-11-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 8, 2010 — 7,707,917 shares

FIRST CITIZENS BANC CORP
Index

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$26,105	$26,942
Federal funds sold	42,000	—

Cash and cash eqivalents	68,105	26,942
Securities available for sale	189,954	207,292
Loans, net of allowance of $21,600 and $15,271	764,335	775,547
Other securities	15,272	15,382
Premises and equipment, net	18,388	19,702
Accrued interest receivable	5,389	5,425
Goodwill	21,720	21,720
Core deposit and other intangibles	5,578	6,492
Bank owned life insurance	12,202	11,848
Other assets	15,421	12,462

Total assets	$1,116,364	$1,102,812

LIABILITIES
Deposits
Noninterest-bearing	$153,518	$140,659
Interest-bearing	749,403	715,393

Total deposits	902,921	856,052
Federal Home Loan Bank advances	50,334	85,364
Securities sold under agreements to repurchase	22,610	21,920
U. S. Treasury interest-bearing demand note payable	754	2,394
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	11,365	8,858

Total liabilities	1,017,411	1,004,015

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,129	23,117
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(20,271)	(17,774)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(1,117)	(3,758)

Total shareholders’ equity	98,953	98,797

Total liabilities and shareholders’ equity	$1,116,364	$1,102,812

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$11,092	$11,546	$33,440	$35,179
Taxable securities	1,448	1,649	4,464	5,085
Tax-exempt securities	444	437	1,392	1,219
Federal funds sold and other	13	7	23	30

Total interest income	12,997	13,639	39,319	41,513

Interest expense
Deposits	1,721	2,512	5,587	8,485
Federal Home Loan Bank advances	598	703	1,953	2,050
Subordinated debentures	212	332	631	1,058
Other	16	36	57	208

Total interest expense	2,547	3,583	8,228	11,801

Net interest income	10,450	10,056	31,091	29,712
Provision for loan losses	6,100	3,452	14,440	8,216

Net interest income after provision for loan losses	4,350	6,604	16,651	21,496

Noninterest income
Service charges	1,197	1,270	3,410	3,589
Net gain on sale of securities	7	19	22	72
ATM fees	472	411	1,344	1,234
Trust fees	457	381	1,378	1,118
Bank owned life insurance	116	117	354	360
Computer center data processing fees	61	72	195	311
Other	210	169	565	762

Total noninterest income	2,520	2,439	7,268	7,446

Noninterest expense
Salaries and wages	3,744	3,162	10,384	10,105
Benefits	846	526	2,574	1,899
Net occupancy expense	604	580	1,841	1,769
Equipment expense	365	426	1,132	1,463
Contracted data processing	200	251	687	809
FDIC assessment	395	424	1,183	1,589
State franchise tax	237	265	764	827
Professional services	689	437	1,776	1,355
Amortization of intangible assets	305	322	914	967
ATM expense	177	185	537	552
Marketing	188	157	563	471
Other operating expenses	1,516	1,828	4,899	5,461

Total noninterest expense	9,266	8,563	27,254	27,267

Income (loss) before taxes	(2,396)	480	(3,335)	1,675
Income tax expense (benefit)	(1,003)	(19)	(1,719)	48

Net Income (loss)	$(1,393)	$499	$(1,616)	$1,627

Preferred stock dividends	$289	$289	$867	$650

Net income (loss) available to common shareholders	$(1,682)	$210	$(2,483)	$977

Earnings per common share, basic and diluted	$(0.22)	$0.03	$(0.32)	$0.13

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,393)	$499	$(1,616)	$1,627

Unrealized holding gains on available for sale securities	883	2,160	4,002	1,891
Reclassification adjustment for gains and (losses) recognized in income	(7)	19	(22)	72

Net unrealized gains	876	2,179	3,980	1,963
Tax effect	(298)	(741)	(1,353)	(667)

Total other comprehensive gain	578	1,438	2,627	1,296

Comprehensive income (loss)	$(815)	$1,937	$1,011	$2,923

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2010	23,184	$23,117	7,707,917	$114,447	$(17,774)	$(17,235)	$(3,758)	$98,797

Net loss	—	—	—	—	(1,616)	—	—	(1,616)

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	—	—	2,641	2,641

Amortization of discount on preferred stock	—	12	—	—	(12)	—	—	—

Preferred stock dividend	—	—	—	—	(869)	—	—	(869)

Balance, September 30, 2010	23,184	$23,129	7,707,917	$114,447	$(20,271)	$(17,235)	$(1,117)	$98,953

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2010	2009

Net cash from operating activities	$13,093	$11,684

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	81,010	78,162
Purchases of securities, available-for-sale	(59,386)	(126,252)
Purchases of other securities	—	(76)
Sale of other securities	110	917
Loans made to customers, net of principal collected	(4,713)	(122)
Proceeds from sale of other real estate owned	903	769
Proceeds from sale of property	1,174	1
Net purchases of office premises and equipment	(1,048)	(501)

Net cash from investing activities	18,050	(47,102)

Cash flows from financing activities
Net change in short-term FHLB advances	(5,000)	(7,000)
Repayment of long-term FHLB advances	(30,030)	(2,607)
Proceeds from long-term FHLB advances	—	20,000
Net change in deposits	46,869	40,687
Change in securities sold under agreements to repurchase	690	(4,762)
Change in U. S. Treasury interest-bearing demand note payable	(1,640)	(2,518)
Repayment of long-term debt	—	(20,500)
Issuance of preferred stock and common stock warrant	—	23,184
Dividends paid	(869)	(2,423)

Net cash from financing activities	10,020	44,061

Net change in cash and due from banks	41,163	8,643
Cash and cash equivalents at beginning of period	26,942	26,649

Cash and cash equivalents at end of period	$68,105	$35,292

Cash paid during the period for:
Interest	$8,617	$12,526
Income taxes	$900	$425
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$1,368	$1,929
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2010 and its results of operations and changes in cash flows for the periods ended September 30, 2010 and 2009 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation’s 2009 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through September 30, 2010. Water St. revenue was less than 1.0% of total revenue through September 30, 2010. Management considers the Corporation to operate primarily in one reportable segment, banking.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, impairment of goodwill, fair values of financial instruments, deferred taxes and pension obligations are particularly subject to change.
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
New Accounting Pronouncements:
In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.
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
In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Corporation’s financial statements.
In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$55,766	$876	$(4)	$56,638
Obligations of states and political subdivisions	57,325	2,743	(23)	60,045
Mortgage-backed securities	70,563	2,185	(152)	72,596

Total debt securities	183,654	5,804	(179)	189,279

Equity securities	481	195	—	676

Total	$184,135	$5,999	$(179)	$189,955

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$90,296	$401	$(1,147)	$89,550
Obligations of states and political subdivisions	51,701	1,023	(304)	52,420
Mortgage-backed securities	62,997	1,663	(14)	64,646

Total debt securities	204,994	3,087	(1,465)	206,616

Equity securities	481	195	—	676

Total	$205,475	$3,282	$(1,465)	$207,292

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The fair value of securities at September 30, 2010, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$2,244
Due after one year through five years	6,556
Due after five years through ten years	19,960
Due after ten years	87,923
Mortgage-backed securities	72,596
Equity securities	676

Total securities available for sale	$189,955

Gains from securities called or settled by the issuer during the quarter ended September 30, 2010 were $23. Gains from securities called or settled by the issuer during the quarter ended September 30, 2009 were $72.
Securities with a carrying value of approximately $160,796 and $164,804 were pledged as of September 30, 2010 and December 31, 2009, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at September 30, 2010 and December 31, 2009 not recognized in income are as follows.

	12 Months or less		More than 12 months		Total
September 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$996	$(4)	$—	$—	$996	$(4)
Obligations of states and political subdivisions	724	(4)	2,303	(19)	3,027	(23)
Mortgage-backed securities	16,746	(152)	—	—	16,746	(152)

Total temporarily impaired	$18,466	$(160)	$2,303	$(19)	$20,769	$(179)

	12 Months or less		More than 12 months		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$58,384	$(1,147)	$—	$—	$58,384	$(1,147)
Obligations of states and political subdivisions	12,000	(241)	2,574	(63)	14,574	(304)
Mortgage-backed securities	3,283	(14)	—	—	3,283	(14)

Total temporarily impaired	$73,667	$(1,402)	$2,574	$(63)	$76,241	$(1,465)

There are twenty-five securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loan balances were as follows:

	September 30,	December 31,
	2010	2009
Commercial and agriculture	$82,339	$96,298
Commercial real estate	346,941	335,653
Real estate — mortgage	307,921	314,552
Real estate — construction	37,236	30,068
Consumer	12,378	14,250
Other	479	231
Leases	—	82

Total loans	787,294	791,134
Allowance for loan losses	(21,600)	(15,271)
Deferred loan fees	(1,359)	(316)

Net loans	$764,335	$775,547

(4) Allowance for Loan Losses
A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance beginning of period	$18,932	$12,224	$15,271	$8,862
Loans charged-off	(4,085)	(1,775)	(9,030)	(3,683)
Recoveries	653	148	919	654
Provision for loan losses	6,100	3,452	14,440	8,216

Balance June 30,	$21,600	$14,049	$21,600	$14,049

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Information regarding impaired loans was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average investment in impaired loans	$20,749	$19,142	$20,549	$20,242

Interest income recognized on impaired loans including interest income recognized on cash basis	136	219	540	562

Interest income recognized on impaired loans on cash basis	136	219	540	562
Information regarding impaired loans at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
Balance impaired loans	$19,391	$22,736

Less portion for which no allowance for loan losses is allocated	(5,283)	(12,856)

Portion of impaired loan balance for which an allowance for credit losses is allocated	$14,108	$9,880

Portion of allowance for loan losses allocated to impaired loans	$4,004	$3,326

Nonperforming loans were as follows:

	September 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$800	$514
Nonaccrual	$23,843	$25,198

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic
Net income (loss)	$(1,393)	$499	$(1,616)	$1,627
Preferred stock dividends	289	289	867	650

Net income (loss) available to common shareholders	$(1,682)	$210	$(2,483)	$977

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$(0.22)	$0.03	$(0.32)	$0.13

Diluted
Net income (loss)	$(1,393)	$499	$(1,616)	$1,627
Preferred stock dividends	289	289	867	650

Net income (loss) available to common shareholders	$(1,682)	$210	$(2,483)	$977

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$(0.22)	$0.03	$(0.32)	$0.13

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for the three-month periods ended September 30, 2010 and September 30, 2009 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2010 and December 31, 2009:

	Contract Amount
	September 30, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$4,036	$99,089	$2,136	$98,420
Overdraft protection	—	12,493	—	12,617
Letters of credit	301	1,600	52	1,974

	$4,337	$113,182	$2,188	$113,011

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at September 30, 2010 and 3.25% to 9.50% at December 31, 2009. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $3,438 on September 30, 2010 and $2,515 on December 31, 2009.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense was as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Service cost	$210	$207	$630	$621
Interest cost	190	190	570	570
Expected return on plan assets	(151)	(255)	(453)	(765)
Other components	65	17	194	51

Net periodic pension cost	$314	$159	$941	$477

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
The Corporation did not grant any stock options during the first nine months of 2010 and 2009, nor did any no stock options become vested during the first nine months of 2010 and 2009.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	1 yrs. 9 mos.	$20.50
$35.00	10,000	2 yrs. 6.5 mos.	35.00

Outstanding at quarter-end	29,500	2 yrs. 0 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of September 30, 2010 and December 31, 2009, the aggregate intrinsic value of outstanding stock options was $0.
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2010 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$56,638	$—
Obligations of states and political subdivisions	—	60,045	—
Mortgage-backed securities	—	72,596	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$15,387	$—
Other Real Estate Owned	—	2,248	—
Mortgage Servicing Rights	—	44	—

	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$89,550	$—
Obligations of states and political subdivisions	—	52,420	—
Mortgage-backed securities	—	64,646	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired Loans	$—	$19,410	$—
Other Real Estate Owned	—	1,834	—
Mortgage Servicing Rights	—	78	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount and fair values of financial instruments not previously presented were as follows.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$26,105	$26,105	$26,942	$26,942
Federal funds sold	42,000	42,000	—	—
Loans, net of allowance for loan losses	764,335	785,033	775,547	796,783
Accrued interest receivable	5,578	5,578	5,425	5,425

Financial Liabilities:
Deposits	(902,921)	(904,737)	(856,052)	(863,156)
Federal Home Loan Bank advances	(50,334)	(51,277)	(85,364)	(82,353)
U.S. Treasury interest-bearing demand note payable	(754)	(754)	(2,394)	(2,394)
Securities sold under agreement to repurchase	(22,610)	(22,610)	(21,920)	(21,920)
Subordinated debentures	(29,427)	(20,246)	(29,427)	(14,501)
Accrued interest payable	(744)	(744)	(466)	(466)
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
Introduction
The following discussion focuses on the consolidated financial condition of the Corporation at September 30, 2010 compared to December 31, 2009 and the consolidated results of operations for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
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
Financial Condition
Total assets of the Corporation at September 30, 2010 were $1,116,364 compared to $1,102,812 at December 31, 2009, an increase of $13,552, or 1.2 percent. The increase in total assets was mainly attributed to increases in cash and cash equivalents, primarily overnight federal funds sold. Total liabilities at September 30, 2010 were $1,017,411 compared to $1,004,015 at December 31, 2009, an increase of $13,396, or 1.3 percent. The increase in total liabilities was mainly attributed to increases in noninterest-bearing deposits and interest-bearing deposits, which was partially offset by decreases in Federal Home Loan Bank advances.
Net loans have decreased $11,212 or 1.4 percent since December 31, 2009. Commercial real estate and real estate construction portfolios increased by $11,288 and $7,168 respectively, since December 31, 2009. The commercial and agricultural, real estate and consumer loan portfolios decreased $13,959, $6,631 and $1,872, respectively. The current increase in commercial real estate loans is mainly due to calling efforts by the commercial lending officers and increased opportunities from our larger markets, while the current increase in real estate construction loans is mainly due two large credits. The current decrease in commercial and agriculture loans is the result of several large loans being paid down or paid off, that outpaced demand for new loans. The current decrease in real estate and consumer loans is mainly the result of a decline in the housing market and the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation had no loans held for sale at September 30, 2010 or December 31, 2009. At September 30, 2010, the net loan to deposit ratio was 84.7 percent compared to 90.6 percent at December 31, 2009. This ratio declined in 2010 due to increased deposits.
For the first nine months of operations in 2010, $14,440 was placed into the allowance for loan losses from earnings, compared to $8,216 in the same period of 2009. In general, the increase in provision can be attributed to the economic downturn and high unemployment rates in our market area, which have impaired the ability of our customers to make payments on their loans. Net charge-offs have increased to $8,111, compared to $3,029 in 2009. For the year the Corporation has charged off two hundred one loans. The primary reason for elevated net charge-offs is the continued down market we are enduring. Seventy Real Estate Mortgages totaling $2,983 net of recoveries, or 1.0 percent of that loan category, were charged off in the first nine months of the year. Likewise, thirty-three Commercial Real Estate loans totaling $2,845 net of recoveries, or 0.8 percent of the category and twenty-nine Commercial and Agriculture loans totaling $1,552 net of recoveries, or 1.9 percent of the category were charged off thus far in 2010. While sixty-seven Consumer loans were charged off, the net amount charged off was only $222, or 1.8 percent of Consumer loans. Nonperforming loans have decreased by $1,069, of which $286 was due to increased loans past due 90 days but still accruing, offset by a decrease in loans on nonaccrual status of $1,355. Impaired loans decreased, from $22,736 at December 31, 2009 to $19,391 at September 30, 2010. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The September 30, 2010 allowance for loan losses as a percent of total loans was 2.75 percent compared to 1.93 percent at December 31, 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The available for sale security portfolio decreased by $17,338, from $207,292 at December 31, 2009, to $189,954 at September 30, 2010. The decrease is the result of securities scheduled to mature in time with FHLB advances related to the pre-funding FHLB advance strategy made during the third quarter of 2009. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of September 30, 2010, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $354 from December 31, 2009 to September 30, 2010 due to income earned on the investment. BOLI was purchased in 2006 as an alternative to replacing maturing securities, and is being used to help recover healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $1,314 from December 31, 2009 to September 30, 2010, as a result of depreciation of $1,188 and disposals of $1,174 offset by new purchases of $1,048.
Total deposits at September 30, 2010 increased $46,869 from year-end 2009. Noninterest-bearing deposits increased $12,859 from year-end 2009 while interest-bearing deposits, including savings and time deposits, increased $34,010 from December 31, 2009. The interest-bearing deposit increase was due to increases in interest-bearing demand accounts, savings accounts and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). This service allows the Corporation’s large depositors to access full Federal Deposit Insurance Corp. (FDIC) insurance on deposits of up to $50 million. Interest-bearing demand accounts increased $4,730 from year end 2009, mainly in interest-bearing public funds. Savings accounts increased $29,277 from year end 2009, which included increases of $4,198 in statement savings, $9,919 in money market savings and $16,990 in public fund money market savings. CDARS accounts increased $7,199 from year end 2009. The year to date average balance of total deposits increased $17,257 compared to the average balance of the same period in 2009. The increase in average balance is due to increases of $15,832 in demand deposit accounts, $8,479 in statement savings accounts, $14,275 in money market savings, $13,331 in CDARS accounts and $17,655 in public fund money market savings offset by decreases of $18,665 in time certificates and $24,609 in brokered deposits.
Total borrowed funds have decreased $35,980 from December 31, 2009 to September 30, 2010. At September 30, 2010, the Corporation had $50,334 in outstanding Federal Home Loan Bank advances compared to $85,364 at December 31, 2009. The Corporation had two FHLB advances mature during the nine months ended September 30, 2010. The first matured on March 12, 2010, in the amount of $15,000. This advance had terms of thirty-six months with a fixed rate of 4.78%. The second matured on September 20, 2010, in the amount of $15,000. This advance had terms of forty-two months with a fixed rate of 4.66%. Neither advance was replaced. In addition, during the first half of 2010 overnight advances in the amount of $5,000 were paid off. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $690 and U.S. Treasury Tax Demand Notes have decreased $1,640 from December 31, 2009 to September 30, 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Shareholders’ equity at September 30, 2010 was $98,953, or 8.9 percent of total assets, compared to $98,797 at December 31, 2009, or 9.0 percent of total assets. The increase in shareholders’ equity resulted from the increase in the market value of securities available for sale, net of tax, of $2,642 less losses of $1,616 and preferred dividends paid of $869. Total outstanding common shares at September 30, 2010 and at September 30, 2009 were 7,707,917. Under the Corporation’s stock repurchase program, the Corporation is authorized to buy up to 5.0 percent of the total common shares outstanding. However, the Corporation has participated in the U.S. Treasury’s Capital Purchase Program (CPP), which was announced by the U.S. Treasury on October 14, 2008 as part of the Troubled Asset Relief Program (“TARP”) established under the Emergency Economic Stabilization Act of 2008 (EESA). On January 23, 2009, the Corporation issued to the U.S. Treasury $23,184,000 of cumulative perpetual preferred shares (Senior Preferred Shares), with a liquidation preference of $1,000 per share, and a warrant to purchase 469,312 of the Corporation’s common shares at an exercise price of $7.41 (which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury). As a participant in the CPP, the Corporation is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and the declaration and payment of dividends. Due to these restrictions, the Corporation is precluded from repurchasing its common shares without the approval of the U.S. Treasury for a period of three years.
Results of Operations
Nine Months Ended September 30, 2010 and 2009
The Corporation had a net loss of $1,616 for the nine months ended September 30, 2010, a decrease of $3,243 from net income of $1,627 for the first nine months of 2009. Basic and diluted earnings per common share were $(0.32) for the first nine months of 2010, compared to $0.13 for the same period in 2009. The primary reasons for the changes in net income are explained below.
Net interest income for the first nine months of 2010 was $31,091, an increase of $1,379 or 4.6 percent from $29,712 in the first nine months of 2009. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 1.7 percent from the first nine months last year from organic growth. Average loans for the first nine months of 2010 decreased 0.1 percent compared to the first nine months of 2009. The Corporation’s net interest margin for the nine months ended September 30, 2010 and 2009 was 3.96% and 3.85%, respectively. Net interest margin increased 11 basis points as net interest income increased 4.6 percent while average earning assets increased 1.7 percent.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $14,440 for the first nine months of 2010, compared to $8,216 for the same period in 2009. The Corporation’s provision for loan losses increased during 2010 as both net charge-offs and specific and general reserves required increased as a result of continued deterioration in local economic conditions. At the beginning of 2008, the Corporation reduced the period of time for which it reviewed loan charge-offs from three years to two years. Management believes the higher volume of loan charge-offs in the last two years are more indicative of future losses in the loan portfolio, and this trend continues in the first nine months of 2010.
Non-interest income for the first nine months of 2010 was $7,268, a decrease of $178 or 2.4 percent from $7,446 for the same period of 2009. Service charge fee income for the first nine months of 2010 was $3,410, down $179 or 5.0 percent over the same period of 2009. The decline is related to a reduced number of accounts using our overdraft services resulting in a decrease in overdraft income. Additionally, there was a decrease in the average fees collected per account. Trust fee income was $1,378, up $260 or 23.3 percent over the same period in 2009. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the first nine months of 2010 was $1,344, up $110 or 8.9 percent over the first nine months of 2009. This increase can be attributed to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010. Computer center item processing fee income for the first nine months of 2010 has declined by $116 or 37.3 percent over the same period of 2009. Fewer items processed in general, and fewer paper items processed, led to this decline. Bank owned life insurance contributed $354 to non-interest income during the first nine months of 2010. Net gain on sale of securities was $22, down $50, or 69.5 percent over the same period of 2009. Other non-interest income was $565, down $197 or 25.9 percent over the same period in 2009. This decrease is due to the resolution, during the first quarter in 2009, of three loans obtained in a merger which resulted in income of $237. These loans were recorded at fair value at the time of the merger and subsequently settled at a higher value.
Non-interest expense for the nine months of 2010 was $27,254, a decrease of $13, from $27,267 reported for the same period of 2009. Salary and other employee costs were $12,958, up $954 or 8.0 percent as compared to the same period of 2009. This increase is mainly due to a change in staffing and higher health care costs for the first nine months of 2010. The number of full-time equivalent employees increased during the first nine months of 2010 to 294.59, up 8.25, compared to the same period of 2009. Occupancy and equipment costs were $2,973, down $259 or 8.0 percent compared to the same period in 2009. Contracted data processing costs were $687, down $122, or 15.1 percent compared to last year. State franchise taxes decreased by $63 compared to the same period of 2009. Amortization expense decreased $53, or 5.5 percent from the nine months of 2009, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $406 during the first nine months of 2010 compared to the same period of 2009. The decrease is due to the Special Emergency Assessment charged by the FDIC in 2009, but not in 2010. Professional service costs were $1,776, up $421 or 31.1 percent compared to the same period in 2009. The increase is due to consulting services for loan work outs and core banking software analysis and an increase related to hiring a consulting firm to assist with the resolution of certain larger collection items. Marketing expense accruals increased this year by $92 to $563 to accommodate planned advertising initiatives. ATM expenses were $537, down $15 or 2.7 percent compared to the same period in 2009. Other operating expenses were $4,899, down $562 or 10.3 percent compared to the same period of 2009. This decrease is mainly the result of the following: losses sustained on the sale of OREO properties decreased by $254, courier expenses decreased by $105, and trust data processing decreased by $27 compared to the first nine months of 2009.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Income tax benefit for the first nine months of 2010 totaled $1,719 compared to an income tax expense of $48 for the first nine months of 2009. This was a decrease of $1,767. The decrease in the federal income taxes is mainly a result of total nontaxable securities income being a larger percentage of income before taxes, coupled with the large increase in loan loss provision this year.
Three Months Ended September 30, 2010 and 2009
The Corporation had a net loss of $1,393 for the three months ended September 30, 2010, a decrease of $1,892 from net income of $499 for the third quarter of 2009. Basic and diluted earnings per common share were $(0.22) for the third quarter of 2010, compared to basic and diluted income per common share of $0.03 for the same period in 2009. The primary reasons for the changes in net income are explained below.
Net interest income for the third quarter of 2010 was $10,450, an increase of $394 or 3.9 percent from $10,056 in the third quarter of 2009. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 2.1 percent from the third quarter last year from organic growth. Average loans for the quarter changed very little compared to the third quarter of 2009. The Corporation’s net interest margin for the three months ended September 30, 2010 and 2009 was 3.95% and 3.87%, respectively. Net interest margin increased 8 basis points as net interest income increased 3.9 percent while average earning assets increased 2.1 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $6,100 for the third quarter of 2010, compared to $3,452 for the same period of 2009. The Corporation’s provision for loan losses increased during 2010 as both net charge offs and specific and general reserves required increased as a result of deterioration in local economic conditions. Management believes the higher volume of loan charge-offs in the last two years are more indicative of future losses in the loan portfolio, and this trend continued during the third quarter of 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest income for the third quarter of 2010 was $2,520, an increase of $81 or 3.3 percent from $2,439 in the third quarter of 2009. Service charge fee income for the third quarter of 2010 was $1,197, down $73 or 5.7 percent over the same period of 2009. The decline is related to a reduced number of accounts using our overdraft services resulting in a decrease in overdraft income. Additionally, there was a decrease in the average fees collected per account. Trust fee income was $457, up $76 or 19.9 percent over the same period in 2009. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the third quarter of 2010 was $472, up $61 or 14.8 percent over the third quarter of 2009. ATM income increased due to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010. Item processing fee income for the third quarter of 2010 was $61, down $11 or 15.3 percent over the third quarter of 2009. Fewer items processed in general, and fewer paper items processed, led to this decline. Bank owned life insurance contributed $116 to non-interest income during the third quarter of 2010. Net gain on sale of securities was $7, down $12, or 63.2 percent over the same period of 2009. Other non-interest income was $210, up $41 over the same period in 2009.
Non-interest expense for the third quarter of 2010 was $9,266, an increase of $703 or 8.2 percent, from $8,563 reported for the same quarter of 2009. Salary and other employee costs were $4,590, up $902 or 24.5 percent as compared to the third quarter of 2009. This increase is mainly due to a change in staffing and higher health care costs for the first nine months of 2010. Occupancy costs were $604, up $24 or 4.1 percent compared to the same period of 2009. Equipment expenses were $365, down $61 or 14.3 percent compared to the same period of 2009. Contracted data processing costs were $200, down $51, or 20.3 percent compared to last year, due to renegotiated rates on our core processing system. State franchise taxes decreased by $28 compared to the same period in 2009. Amortization expense decreased $17, or 5.3 percent from the third quarter in 2009, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $29 during the third quarter in 2010 compared to the same period in 2009. Professional service costs were $689, up $252 or 57.7 percent compared to the same period in 2009. The increase is due to consulting services related to core processing system assessment and contract renegotiations. Other operating expenses were $1,881, down $289 or 13.3 percent compared to the same period in 2009. This decrease is mainly the result of the following: telephone expenses decreased by $27, OREO expenses decreased by $148, courier expenses decreased by $45 compared to first nine months of 2009.
Income tax benefit for the third quarter of 2010 totaled $1,003 compared to an income tax benefit of $19 for the same period of 2009. This was an increase of $984. The increase in the federal income tax benefit is mainly a result of total nontaxable securities income being a larger percentage of income before taxes.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $98,953 at September 30, 2010 compared to $98,797 at December 31, 2009. The increase in shareholders’ equity resulted primarily from a $2,641 net change in the unrealized gain on securities. This was offset by preferred dividends paid of $869 and year-to-date losses of $1,616. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2010 and December 31, 2009 as identified in the following table:

	Total Risk
	Based	Tier I Risk	Leverage
	Capital	Based Capital	Ratio
Corporation Ratios — September 30, 2010	15.3%	14.1%	9.7%
Corporation Ratios — December 31, 2009	14.3%	13.0%	9.6%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first three quarters of 2010. The Corporation paid a dividend of $.15 per common share on February 1, 2009, $.07 per common share on May 1, 2009 and $.01 per common share on August 1, 2009. The Corporation also paid a 5% cash dividend on its preferred shares of $290 each on February 16, 2010, May 17, 2010 and August 16, 2010.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities with maturities of one year or less totaled $2,244, or 1.2 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Cash from operations for the quarter ended September 30, 2010 was $13,093. This includes a net loss of $1,616 plus net adjustments of $14,709 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $18,050 for the nine months ended September 30, 2010. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing and called securities totaled $81,010. This increase in cash was offset by the purchase of securities of $59,386 and loans made to customers, net of principal collected of $4,713. Cash from financing activities in the first nine months of 2010 totaled $10,020. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $46,869 in the first nine months of 2010. The large increase in deposits was primarily due to increases in noninterest-bearing deposits, money market savings accounts, public money market savings accounts and CDARS accounts, which added $12,859, $9,919, $16,990 and $7,199, respectively, in deposits during the first nine months of 2010. Cash was used mainly by the decreases in FHLB overnight funds and a maturity of two FHLB long-term advances of $5,000 and $30,000, respectively. Cash from operating activities and financing activities exceeded cash from investing activities by $5,063. Cash and cash equivalents increased from $26,942 at December 31, 2009 to $68,105 at September 30, 2010 as a result of the increase in cash during the first nine months.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $10,000. As of September 30, 2010, Citizens had total credit availability with the FHLB of $115,915 of which $50,334 was outstanding.

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
Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not currently intend to purchase such instruments in the near future. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Corporation’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Corporation.
The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2009 and September 30, 2010, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2010 and December 31, 2009. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2009 or September 30, 2010. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
Net Portfolio Value

	September 30, 2010			December 31, 2009
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	137,496	(1,883)	-1%	143,173	(6,648)	-4%
+100bp	141,792	2,413	2%	151,656	1,835	1%
Base	139,379	—	—	149,821	—	—
-100bp	156,171	16,792	12%	157,937	8,116	5%
The change in net portfolio value from December 31, 2009 to September 30, 2010, is primarily a result of two factors. The yield curve has shifted downward since the end of the year and both the mix and overall size of assets and funding sources have changed. Assets have increased and the mix also shifted away from securities toward cash. Funding sources increased while the funding mix shifted from borrowed money to deposits. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead similar changes in the net portfolio value as the end of 2009, but slightly larger in magnitude for both rates up and rates down. In the case of rates down, the magnitude of change is actually more than slight. A 100 basis point upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. This effect is opposite for a 200 basis point movement in rates, due to projected changes related to the investment portfolio. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
ITEM 4. Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010, were effective.
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
Changes in local and national economic conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
Our success depends to a significant extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The vast majority of the loans made by Citizens are to individuals and businesses located in Ohio. As a result, a significant continued decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.
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

First Citizens Banc Corp
Other Information
Form 10-Q
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

First Citizens Banc Corp

/s/ James O. Miller James O. Miller	November 9, 2010 Date
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	November 9, 2010 Date
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