Form 10-K
period 2010-12-31
FIRST CITIZENS BANC CORP /OH
filed 2011-03-16
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2010 was $29,951,164. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.
As of February 28, 2011, there were 7,707,917 common shares, no par value, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “2010 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement, for the registrant’s 2011 Annual Meeting of Shareholders to be held on April 19, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
(a)	General Development of Business
FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Corporation. The Corporation had total consolidated assets of $1,100,622 at December 31, 2010.
THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates a loan production office in Port Clinton, Ohio. Citizens accounted for 99.6% of the Corporation’s consolidated assets at December 31, 2010.
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
FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency were not significant as of December 31, 2010.
WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. were not significant as of December 31, 2010.
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
Interest and fees on loans accounted for 71% of total revenue for 2010, 72% of total revenue for 2009, and 75% of total revenue for 2008. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 39% of the total loan portfolio in 2010, 40% of the total loan portfolio in 2009, and 41% of the total loan portfolio in 2008. Commercial real estate loans comprised 44% of the total loan portfolio in 2010, 42% in 2009, and 39% in 2008. Commercial and agricultural loans comprised 11% of the total loan portfolio in 2010, 12% in 2009 and 14% in 2008. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.
On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of the Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Citizens may not declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2010, Citizens was restricted from paying any additional dividends to the Corporation without obtaining regulatory approval.
The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.
In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste mitigation or cleanup.
Competition
The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Union and Richland Counties in Ohio. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within Citizens’ market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Employees
FCBC has no employees. The subsidiary companies employ approximately 290 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation
The Bank Holding Company Act: As a financial holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.
The Federal Reserve Board also has extensive enforcement authority over financial and bank holding companies, including the ability to assess civil money penalties, issue cease and desist and removal orders, and require that a financial or bank holding company divest subsidiaries, including its subsidiary banks.
Under Federal Reserve Board policy, a financial or bank holding company is expected to act as a source of strength to each of its subsidiary banks. In accordance with this policy, the Federal Reserve Board may require a financial or bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring all or substantially all of the assets of any bank or another financial or bank holding company, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank not already majority-owned by it, or merging or consolidating with another financial or bank holding company.
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
Transactions with Affiliates, Directors, Executive Officers and Shareholders: Transactions between Citizens and its affiliates, including FCBC, are subject to Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Board Regulation W, which generally limit the extent to which Citizens may engage in “covered transactions” with affiliates and require that the terms of such transactions be the same, or at least as favorable, to Citizens as the terms provided in a similar transaction between Citizens and an unrelated party. The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate and other similar types of transactions.
A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these affiliated persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Banking subsidiaries of financial and bank holding companies are also subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.
Privacy Provisions of Gramm-Leach-Bliley Act: Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer’s right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLBA affect how consumer information is conveyed to outside vendors. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.
Federal Deposit Insurance Corporation (FDIC): The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of Citizens are subject to the deposit insurance assessments of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.
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
Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.
USA Patriot Act of 2001: The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act) gives the United States Government greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country. The USA Patriot Act requires the Corporation to establish a program for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.
Sarbanes-Oxley Act of 2002: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (Nasdaq) has also adopted corporate governance rules. The Board of Directors of the Corporation has taken a series of actions to strengthen and improve the Corporation’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Corporation. In addition, in accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9(a) “Controls and Procedures” in Part II of this Form 10-K for FCBC’s evaluation of its disclosure controls and procedures.
Regulation of Bank Subsidiary: As an Ohio chartered bank, Citizens, is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (ODFI). In addition, Citizens is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Citizens is subject to periodic examinations by the ODFI, and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.
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
At December 31, 2010, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 16 to the Corporation’s 2010 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2010, met the standards for the highest capital category, a “well-capitalized” bank.
Federal Reserve Board regulations also limit the payment of dividends by Citizens to FCBC. Citizens may not pay a dividend if it would cause Citizens not to meet its capital requirements. In addition, the dividends that Citizens may pay to FCBC without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.
TARP Capital Purchase Program: On January 23, 2009, FCBC completed the sale to the United States Department of the Treasury (Treasury) of $23,184,000 of newly-issued FCBC non-voting preferred shares (Series A Preferred Shares) as part of the Capital Purchase Program (CPP) enacted by Treasury as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize FCBC’s participation in the CPP, FCBC and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto (the Securities Purchase Agreement). Pursuant to the terms of the Securities Purchase Agreement, FCBC issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the Series A Preferred Shares), and (2) a warrant (the Warrant) to purchase 469,312 FCBC common shares, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by FCBC to the U.S. Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act.
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
Under the terms of the Securities Purchase Agreement, FCBC is required to comply with various executive compensation standards applicable to FCBC’s senior executive officers for the period during which the Treasury holds a debt or equity position in FCBC acquired under the CPP. These standards generally apply to FCBC’s executive officers. The American Recovery and Reinvestment Act of 2009 (ARRA), which was passed by Congress and signed by the President on February 17, 2009, retroactively amended the executive compensation provisions applicable to participants in the CPP. On June 15, 2009, the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including FCBC, and their subsidiaries by publishing an interim final rule under 31 C.F.R. Part 30. On December 7, 2009, Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the Interim Final Rule). The executive compensation and corporate governance standards established under ARRA and the Interim Final Rule remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which Treasury holds only warrants to purchase common shares of FCBC.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, President Obama signed the Dodd-Frank Act Wall Street Reform and Consumer Protection Action of 2010 (the Dodd-Frank Act) into law. The Dodd-Frank Act is expected to significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Corporation will not be known for months and even years.
The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on the Corporation’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.
Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Corporation.
Ohio Department of Insurance: FCBC’s insurance agency subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.
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

Statistical Information
The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2010 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.
I. Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2010 and 2009 is included on pages 11 through 13 — “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2010 Annual Report to Shareholders and is incorporated into this Item I by reference.
II. Investment Portfolio
The following table sets forth the carrying amount of securities at December 31.

	2010	2009	2008
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$55,707	$89,550	$76,511
Obligations of states and political subdivisions	60,469	52,420	34,673
Mortgage-backed securities in government sponsored entities	68,100	64,646	39,076

Total debt securities	184,276	206,616	150,260

Equity securities in financial institutions	676	676	676

Total	$184,952	$207,292	$150,936

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2010 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	—	$—	—	$11,136	2.59%	$44,571	2.69%
Obligations of states and political subdivisions (1)	783	4.11%	4,150	4.16%	3,461	3.83	52,075	4.81
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities in government sponsored entities	7	4.24	—	—	3,946	1.61	64,147	3.64

Total	$790	4.11%	$4,150	4.16%	$18,543	2.66%	$160,793	3.64%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.
III. Loan Portfolio
Types of Loans
The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial and agricultural	$84,913	$96,298	$109,375	$96,385	$56,789
Commercial real estate	336,251	335,626	313,000	299,005	218,084
Residential real estate	295,038	314,552	325,962	343,160	234,344
Real estate construction	39,341	29,970	30,628	33,480	28,294
Consumer	11,590	14,083	17,409	20,359	19,909
Leases	190	207	164	185	267
Credit card and other	—	82	400	2,467	341

	$767,323	$790,818	$796,938	$795,041	$558,028

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
Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2010 and 2009, the Corporation was contingently liable for $1.6 million and $2.0 million, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2010 and 2009, Citizens had commitments to extend credit in the aggregate amounts of approximately $113.7 million and $113.2 million, respectively. Of these amounts, $101.2 million and $100.6 million represented lines of credit and construction loans, and $12.5 million and $12.6 million represented overdraft protection commitments at December 31, 2010 and 2009, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2010 and 2009.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2010, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$25,285	$25,772	$33,856	$84,913
Commercial real estate	18,848	51,096	266,307	336,251
Real estate construction	8,638	10,223	20,480	39,341

	$52,771	$87,091	$320,643	$460,505

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$42,398	$44,693
Due after five years	63,373	257,270

	$105,771	$301,963

The preceding maturity information is based on contract terms at December 31, 2010 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements
The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$22,175	$25,198	$17,943	$9,308	$7,576

Loans contractually past due 90 days or more as to principal or interest payments (2)	2,241	514	3,053	2,423	2,717

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	8,561	9,163	1,173	2,435	3,291

Total	$32,977	$34,875	$22,169	$14,166	$13,584

Impaired loans included in above totals	11,390	13,989	8,800	3,757	3,934
Impaired loans not included in above totals	5,114	8,747	5,837	9,208	12,812

Total impaired loans	$16,504	$22,736	$14,637	$12,965	$16,746

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.
There were no loans as of December 31, 2010, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2010. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2010 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $3,427. The amount of interest income on such loans actually included in net income in 2010 was $645.
Interest income recognition associated with impaired loans was as follows.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Interest income on impaired loans, including interest income recognized on a cash basis	$570	$828	$626	$1,008	$533

Interest income on impaired loans recognized on a cash basis	$570	$828	$626	$1,008	$533

There were no foreign loans outstanding for any period presented. No concentrations of loans exceeded 10% of total loans for the periods presented.

IV. Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$784,263	$789,347	$799,413	$586,889	$539,241

Allowance for loan losses at beginning of year	$15,271	$8,862	$7,374	$8,060	$9,212

Loan charge-offs:
Commercial and	2,710	3,013	2,478	1,802	1,272
agricultural
Commercial real estate	4,653	1,493	2,530	736	913
Real estate mortgage	4,029	2,393	1,952	711	416
Real estate construction	799	497	33	29	—
Consumer	460	655	788	750	865
Leases	—	—	17	—	—
Credit card and other	—	—	—	—	—

	12,651	8,051	7,798	4,028	3,466

Recoveries of loans previously
Charged-off:
Commercial and	303	204	389	310	110
agricultural
Commercial real estate	650	364	158	242	146
Real estate mortgage	99	363	197	173	443
Real estate construction	—	—	18	7	—
Consumer	156	206	282	311	479
Leases	—	—	35	—	—
Credit card and other	—	—	—	2	8

	1,208	1,137	1,079	1,045	1,186

Net charge-offs (1)	(11,443)	(6,914)	(6,719)	(2,983)	(2,280)

Balance from acquisition	—	—	—	1,277	—

Provision for loan losses (2)	17,940	13,323	8,207	1,020	1,128

Allowance for loan losses at end of year	$21,768	$15,271	$8,862	$7,374	$8,060

Allowance for loan losses as a percent of loans at year-end	2.84%	1.93%	1.11%	0.93%	1.45%

Ratio of net charge-offs during the year to average loans outstanding	1.46%	0.88%	0.84%	0.52%	0.42%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.

(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses
The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2010		2009
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$4,377	11.1%	$2,957	12.2%
Commercial real estate	5,604	43.8	6,042	42.4
Real estate mortgage	8,662	38.5	3,917	39.8
Real estate construction	1,531	5.1	1,109	3.8
Consumer	726	1.5	401	1.8
Credit card and other	—	—	—	—
Unallocated	868	—	845	—

	$21,768	100.0%	$15,271	100.0%

	2008		2007
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$1,220	13.7%	$1,735	12.4%
Commercial real estate	3,330	39.3	3,059	37.7
Real estate mortgage	2,524	40.9	1,551	43.0
Real estate construction	699	3.8	183	4.1
Consumer	442	2.2	359	2.5
Credit card and other	—	0.1	—	0.3
Leases	—	—	—	—
Unallocated	647	—	487	—

	$8,862	100.0%	$7,374	100.0%

	2006
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$1,742	10.2%
Commercial real estate	3,230	39.1
Real estate mortgage	1,458	42.0
Real estate construction	1,037	5.1
Consumer	357	3.5
Credit card and other	—	—
Leases	—	0.1
Unallocated	236	—

	$8,060	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan losses to total loans increased from 1.93% in 2009 to 2.84% in 2010. The economic reserve of FCBC and its affiliates was nearly unchanged from $874 in 2009 to $868 in 2010. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. In 2010, compared to 2009, these factors were fairly constant, leading to no change in the economic reserves.
Although Commercial Real Estate loans have grown as a percent of the total loan portfolio, the allocation of the reserve to Real Estate Mortgages grew the most. This was due to increased reserves related to collateral deficiencies, as well as additional reserves required based on the historical net charge off rate. The loss reserve allocation for commercial and agricultural loans increased in 2010 due to more of these loans being on the watch list.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$144,711	N/A	$126,934	N/A	$121,541	N/A
Interest-bearing demand deposits	144,800	0.34%	146,089	0.40%	151,959	1.36%
Savings, including Money Market deposit accounts	262,109	0.40%	226,265	0.64%	204,646	0.98%
Certificates of deposit, including IRA’s	341,153	1.66%	364,200	2.34%	327,502	3.46%

	$892,773		$863,488		$805,648

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2010 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$31,693	$673	$32,366
Over 3 through 6 months	32,763	565	33,328
Over 6 through 12 months	14,900	3,522	18,422
Over 12 months	29,547	1,802	31,349

	$108,903	$6,562	$115,465

Return on Equity and Assets
Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of the 2010 Annual Report. The dividend payout ratio was 0% in 2010 and 119.0% in 2009.
Short-term Borrowings
See Note 9 to the consolidated financial statements (located at page 50 of the 2010 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 11 and 13 of the 2010 Annual Report) for the statistical disclosures for short-term borrowings for 2010 and 2009.
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements by the Corporation relating to such matters as anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities, governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of this Annual Report on Form 10-K.
The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this section is to secure the use of the safe harbor provisions.
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
Changes in interest rates may affect the level of voluntary prepayments on the Corporation’s loans and may also affect the level of financing or refinancing by customers. Although the Corporation pursues an asset- liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.
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
OUR BUSINESSES HAVE BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY CURRENT CONDITIONS IN THE FINANCIAL MARKETS AND ECONOMIC CONDITIONS GENERALLY.

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. As a consequence of the U.S. economic recession, business activity across a wide range of industries has faced serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.
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
BECAUSE OF OUR PARTICIPATION IN THE CPP, WE ARE SUBJECT TO SEVERAL RESTRICTIONS, INCLUDING RESTRICTIONS ON OUR ABILITY TO DECLARE OR PAY DIVIDENDS AND RESTRICTIONS ON COMPENSATION PAID TO OUR EXECUTIVE OFFICERS AND CERTAIN OTHER MOST HIGHLY-COMPENSATED EMPLOYEES.
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
LEGISLATIVE OR REGULATORY CHANGES OR ACTIONS COULD ADVERSELY IMPACT OUR BUSINESS.
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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Recently, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us, and other financial institutions, to additional restrictions, oversight and costs that may have an impact on our business and results of operations.
The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which the Corporation must operate may be subject to more stringent capital requirements. In addition, the Corporation may be subjected to higher deposit insurance premiums to the FDIC. The Corporation may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on the Corporation, impede its growth opportunities and place it at a competitive disadvantage.
DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE CORPORATION’S RESULTS OF OPERATIONS.
The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures has increased during the last few years and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Citizens may also increase.
OUR ALLOWANCE FOR LOAN LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB POTENTIAL LOSSES IN OUR LOAN PORTFOLIO.
Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things, cash flow of the borrower and/or the project being financed, changes and uncertainties as to the future value of the collateral securing such loan, the credit history of the particular borrower, changes in economic and industry conditions, and the duration of the loan.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the allowance for loan losses will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.
WE DEPEND ON OUR SUBSIDIARY BANK FOR DIVIDENDS.
As a financial holding company, our principal source of funds to pay dividends on our common shares is dividends from Citizens. In the event that Citizens is unable to pay dividends, we may not be able to pay dividends on our common shares. Accordingly, our inability to receive dividends from Citizens could also have a material adverse effect on our business, financial condition and results of operations. Citizens is not currently permitted to pay dividends to us and we cannot provide any assurances regarding if or when Citizens will be permitted to begin paying dividends to us again.
The ability of Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Citizens may not declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years.
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
WE MAY ELECT OR BE COMPELLED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
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
Item 3. Legal Proceedings
In December, 2010, The Citizens Banking Company initiated a legal action to collect debts from Real America, Inc., Edward V. Gudenas and Hazards Adventure Company. The action sought judgments against those parties and foreclosure upon real estate that served as collateral for the debts. In January, 2011, the defendants in the action filed a counterclaim that alleges that representatives of Citizens fraudulently failed to disclose contents of a forbearance agreement executed by the defendants and Citizens breached an agreement to enter into additional forbearance agreements with defendants. The defendants request “an amount in excess of $1,000,000.00 in compensatory damages, $5,000,000.00 in punitive damages, attorneys fees, costs and such other and further relief as [the] Court deems proper”. Citizens believes the claims of the defendants are meritless, and it plans to vigorously defend against them while pursuing its action to collect from the defendants.

Item 4. [Removed and Reserved]
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded, the number of shareholders of record and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2010 Annual Report.
As of December 31, 2010, there were approximately 1,386 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s common shares.
Information regarding the restrictions on the Corporation’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.
The Corporation did not repurchase any of its common shares during 2010.
Item 6. Selected Financial Data
Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2010 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 16 of the 2010 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 16 through 19 of the 2010 Annual Report.
Item 8. Financial Statements and Supplementary Financial Data
First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 71 of the 2010 Annual Report (included as exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 20 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 69 of the Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2010 and 2009
Consolidated Statements of Operations
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Corporation has had no disagreements with its independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this Item.
Item 9(A). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010, were effective.
Report on Internal Control over Financial Reporting
The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 20 through 22 of the 2010 Annual Report are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9(B). Other Information
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2010 that was not disclosed.

PART III
Information relating to the Items 10, 11, 12, 13 and 14 of this Part III is included in the 2011 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.
Item 10. Directors, Executive Officers, and Corporate Governance
The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Meetings and Committees — Audit Committee,” and “Corporate Governance — Code of Ethics” and “Corporate Governance — Nominating Procedure” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation” and “2010 Compensation of Directors” in the 2011 Proxy Statement is incorporated herein by reference in response to this Item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the caption “Beneficial Ownership of Common Shares of the Corporation” in the 2011 Proxy Statement is incorporated herein by reference in response to this Item.
Equity Compensation Plan Information
The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2010.

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,500	$25.42	0 (1)

Equity compensation plans not approved by security holders	0	0	0

Total	29,500	$25.42	0

(1)	The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Corporate Governance — Transactions with Directors, Officers and Associates” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Audit Committee Matters” of the 2011 Proxy Statement is incorporated herein by reference in response to this item.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as a Part of the Report
1	Financial Statements. . First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 71 of the 2010 Annual Report (included as Exhibit 13.1 hereto).
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
December 31, 2010 and 2009
Consolidated Statements of Operations
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows
For each of the three years in the period ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3 Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

10.2*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.3*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.3 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

Exhibit	Description	Location
10.4*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.4 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.5*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.5 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.6*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.7*	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.8*	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.9*	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.10*	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.11*	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2010 Annual Report to Shareholders. (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

Exhibit	Description	Location
21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Financial Officer	Included herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Citizens Banc Corp

By	/s/ James O. Miller James O. Miller, President (Principal Executive Officer)

By	/s/ Todd A. Michel Todd A. Michel, Senior Vice President (Principal Financial Officer)

Date:	March 9, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2011 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ John O. Bacon John O. Bacon, Director	/s/ W. Patrick Murray W. Patrick Murray, Director

/s/ Laurence A. Bettcher Laurence A. Bettcher, Director	/s/ Allen R. Nickles, CPA, CFE, FCPA Allen R. Nickles, CPA, CFE, FCPA, Director

/s/ Barry W. Boerger	/s/ John P. Pheiffer

Barry W. Boerger, Director	John P. Pheiffer, Director

/s/ Thomas A. Depler	/s/ J. William Springer

Thomas A. Depler, Director	J. William Springer, Director

/s/ Blythe A. Friedley	/s/ David A. Voight

Blythe A. Friedley, Director	David A. Voight, Chairman of the Board

/s/ James D. Heckelman	/s/ Richard A Weidrick, CPA, PFS

James D. Heckelman, Director	Richard A Weidrick, CPA, PFS

/s/ Allen R. Maurice	/s/ Daniel J. White

Allen R. Maurice, Director	Daniel J. White, Director

/s/ James O. Miller	/s/ Gerald B. Wurm

James O. Miller, President & CEO, Director	Gerald B. Wurm, Director

/s/ Margaret A. Murray
Margaret A. Murray, Director

FIRST CITIZENS BANC CORP
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
INDEX TO EXHIBITS

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

Exhibit	Description	Location
10.2*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.3*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.3 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.4*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.4 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.5*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.5 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.6*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.7*	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.8*	Change in Control Agreement — James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.9*	Change in Control Agreement — Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.10*	Change in Control Agreement — Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.11*	Change in Control Agreement — Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

Exhibit	Description	Location
11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2010 Annual Report to Shareholders. (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 — Principal Financial Officer	Included herewith

*	Management contract or compensatory plan or arrangement