Form 10-K/A
period 2010-12-31
FIRST CITIZENS BANC CORP /OH
filed 2011-04-08
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “2010 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders to be held on April 19, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Exhibits
SIGNATURES
Exhibit 31.1
Exhibit 31.2

Explanatory Note
We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to revise Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of the Original Form 10-K to disclose information inadvertently omitted from the Original Form 10-K with respect to a person who beneficially owns more than 5% of our outstanding common shares. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Part III, Item 12 has been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. The information required by Item 12 was incorporated by reference into the Original Form 10-K from our definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 16, 2011. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto.
Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Shares
To the Corporation’s knowledge, except as noted below, no person or entity owns beneficially, directly or indirectly, five percent (5%) or more of the Corporation’s common stock as of December 31, 2010:

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class
George L. Mylander 155 Sunset Drive Sandusky, Ohio	403,183 shares	5.23%
The following table sets forth information regarding the beneficial ownership of the Corporation’s common shares, as of February 22, 2011, for each of the current directors of the Corporation, each of the named executive officers of the Corporation for the fiscal year ended December 31, 2010, and all directors and executive officers of the Corporation as a group.

Name of Beneficial
Owner of Number of	Amount and Nature of
Persons in Group (1)	Beneficial Ownership	Percent of Class (2)
John O. Bacon (3)	10,055	*
Laurence A. Bettcher (4)	45,100	*
Barry W. Boerger (5)	10,073	*
Thomas A. Depler (6)	22,090	*
Blythe A. Friedley (7)	86,650	1.12%
James D. Heckelman (8)	24,128	*
Allen R. Maurice (9)	58,931	*
James O. Miller (10)	16,820	*
Margaret A. Murray (11)	182,022	2.36%
W. Patrick Murray (12)	172,234	2.23%
Allen R. Nickles (13)	12,125	*
John P. Pheiffer (14)	92,350	1.20%
J. William Springer (15)	100	*
David A. Voight (16)	11,795	*
Richard A. Weidrick (17)	234	*
Daniel J. White (18)	1,411	*
Gerald B. Wurm (19)	27,583	*
Richard J. Dutton	500	*
Todd A. Michel (20)	6,422	*
James E. McGookey (21)	1,085	*
Charles C. Riesterer (22)	6,510	*
All current executive officers and directors as a group (21 persons) (23)	788,218	10.22%

(1)
Unless otherwise indicated, each executive officer or Director has voting and investment power with respect to all of the common shares reflected in the table for such executive officer or Director. The mailing address of each of the executive officers and Directors of the Corporation is 100 East Water Street, P.O. Box 5016, Sandusky, Ohio 44870.

(2)
Percent of Class is computed based on the sum of (a) 7,707,917 common shares outstanding on February 22, 2011, and (b) the number of common shares, if any, as to which the named person or group has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or will first become exercisable within 60 days after February 22, 2011. * Indicates beneficial ownership of less than one percent of the outstanding common shares of the Corporation.

(3)
Includes 6,981 shares held by John O. Bacon Trust, as to which John O. Bacon, as trustee, has voting and investment power; 1,784 shares held by John L. Bacon Trust, as to which John O. Bacon, as trustee, has voting and investment power; and 1,290 shares held by John O. Bacon IRAs.

(4)
Includes 28,450 shares held by Laurence A. Bettcher IRA; 14,600 shares held by Laurence A. Bettcher Trust, as to which Mr. Bettcher, as trustee, has voting and investment power; and 2,050 shares held by Sandusky Bay Company, Ltd., a limited liability company owned by Mr. Bettcher.

(5)
Includes 2,767 shares held by Barry W. Boerger Trust, as to which Mr. Boerger, as trustee, has voting and investment power; 6,526 shares held by Barry W. Boerger IRA Trust, as to which Mr. Boerger, as trustee, has voting and investment power; and 780 shares held by Judith A. Boerger Trust, as to which Mr. Boerger’s spouse exercises voting and investment power.

(6)
Includes 12,401 shares held by Thomas A. Depler Trust, as to which Mr. Depler, as trustee, has voting and investment power; 9,168 shares held by John Depler Trust, as to which Mr. Depler, as Trustee, has voting and investment power; 393 shares held jointly by Thomas A. Depler and his spouse, Nancy S. Depler, as to which they have shared voting and investment power; and 128 shares held by the son of Mr. Depler, as to which his son has voting and investment power.

(7)
Includes 64,832 shares held by Blythe A. Friedley Trust, as to which Blythe A. Friedley, as trustee, has voting and investment power; 4,766 shares held by Arlene M. Friedley Trust, as to which Blythe A. Friedley, as trustee, has voting and investment power; and 17,052 shares held by Arlene M. Friedley CRUT Trust, as to which Blythe A. Friedley, as trustee, has voting and investment power.

(8)
Includes 8,722 shares owned by James D. Heckelman; 2,546 shares held by James D. Heckelman IRA; 8,722 shares held by Margaret F. Heckelman, spouse of James D. Heckelman, as to which she has voting and investment power; 2,546 shares held by Margaret F. Heckelman IRA, as to which Mr. Heckelman’s spouse has voting and investment power; and 1,591 shares held jointly by James D. Heckelman and Margaret F. Heckelman, as to which they have shared voting and investment power.

(9)
Includes 1,641 shares owned by Allen R. Maurice; 450 shares owned by Susan C. Maurice, spouse of Allen R. Maurice, as to which she has voting and investment power; and 56,840 shares held by Allen R. Maurice IRA.

(10)
Includes 4,240 shares held by James O. Miller IRA; 3,800 shares held by Martha M. Miller IRA, as to which Mr. Miller’s spouse has voting and investment power; and 480 shares owned by the children of James O. Miller, as to which Mr. Miller, as custodian, has voting and investment power. Also includes 8,300 currently exercisable options.

(11)
Includes 28,848 shares owned by Margaret A. Murray; 37,548 shares held by Dennis E. Murray Jr. TR FBO Margaret A. Murray and Dennis E. Murray Sr., spouse of Margaret A. Murray; 108,826 shares held by DPM Ltd. Benefit Trust FBO Margaret A. Murray and Dennis E. Murray Sr., spouse of Margaret A. Murray; 6,000 shares held by DJM & JM Murray & Murray 401(k) FBO Margaret A. Murray and Dennis E. Murray, spouse of Margaret A. Murray.

(12)
Includes 17,562 shares held by W. Patrick Murray Trust, as to which Mr. Murray’s spouse has voting and investment power; 32,672 shares held by W. Patrick Murray IRA; 115,500 shares held by Louise Murray Trust, as to which Mr. Murray has voting and investment power; and 6,500 shares owned by Mr. Murray’s spouse, Louise Murray, as to which she has voting and investment power.

(13)
Includes 10,400 shares held by Allen R. Nickles IRA; 600 shares owned by Diane Nickles, spouse of Allen R. Nickles, as to which she has voting and investment power; 500 shares held by Diane Nickles IRA, as to which she has voting and investment power; and 625 shares owned by a child of Allen R. Nickles, as to which the Mr. Nickles, as custodian, has voting and investment power.

(14)
Includes 7,745 shares held by John P. Pheiffer IRA: 11,377 shares owned by John P. Pheiffer; 3,451 shares held by P. Pheiffer Trust, as to which Mr. Pheiffer, as trustee, has voting and investment power; 13,869 shares held by C. Pheiffer Trust, as to which Mr. Pheiffer, as trustee, has voting and investment power; and 55,908 shares held by Dorn Trust, as to which Mr. Pheiffer, as trustee, has voting and investment power.

(15)	Includes 100 shares held by John W. Springer Trust, as to which Mr. Springer, as trustee, has voting and investment power.

(16)	Includes 11,795 shares held by the Voight Family Trust, as to which Mr. Voight, as trustee, has voting and investment power.

(17)	Includes 234 shares held in Roth IRAs for children of Richard A. Weidrick, as to which Mr. Weidrick, as custodian, has voting and investment power.

(18)	Includes 769 shares owned by Daniel J. White; and 641 shares held by Daniel J. White IRA.

(19)
Includes 24,956 shares held by Gerald B. Wurm Trust, as to which Mr. Wurm, as trustee, has voting and investment power; 963 shares held under the Stefanie E. Wurm Trust, as to which Mr. Wurm, as trustee, has voting and investment power; 564 shares held under the Valerie N. Wurm Trust, as to which Mr. Wurm, as trustee, has voting and investment power; and 1,100 shares held in the trusts of the grandchildren of Gerald B. Wurm, as to which Mr. Wurm, as trustee, has voting and investment power.

(20)
Includes 22 shares held jointly by Todd A. Michel and Lynn A. Michel, spouse of Todd A. Michel, as to which they exercise shared voting and investment power. Also includes 6,400 currently exercisable options.

(21)	Includes 985 shares held by James E. McGookey IRA; and 100 shares held jointly by Mr. McGookey and his spouse, Anne H. McGookey, as to which they have shared voting and investment power.

(22)	Includes 6,400 currently exercisable options.

(23)	Includes 21,100 currently exercisable options.

Equity Compensation Plan Information
The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2010.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	warrants options	securities rights
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,500	$25.42	0	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	29,500	$25.42	0	(1)

(1)	The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

Exhibits

Exhibit	Description	Location
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

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
Date: April 8, 2011

FIRST CITIZENS BANC CORP
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
INDEX TO EXHIBITS

Exhibit	Description	Location
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith