Form 10-Q
period 2011-03-31
FIRST CITIZENS BANC CORP /OH
filed 2011-05-10
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 6, 2011 — 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I — Financial Information

ITEM 1.	Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from financial institutions	$93,843	$79,030
Securities available for sale	199,779	184,952
Loans, net of allowance of $23,656 and $21,768	728,513	745,555
Other securities	15,267	15,344
Premises and equipment, net	18,028	18,129
Accrued interest receivable	5,345	4,382
Goodwill	21,720	21,720
Core deposit and other intangibles	4,984	5,275
Bank owned life insurance	17,455	12,320
Other assets	13,663	13,915

Total assets	$1,118,597	$1,100,622

LIABILITIES
Deposits
Noninterest-bearing	$172,467	$157,529
Interest-bearing	735,155	734,934

Total deposits	907,622	892,463
Federal Home Loan Bank advances	50,319	50,327
Securities sold under agreements to repurchase	21,484	21,842
U. S. Treasury interest-bearing demand note payable	1,392	2,008
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	10,248	7,605

Total liabilities	1,020,492	1,003,672

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,138	23,134
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(19,759)	(20,218)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(2,486)	(3,178)

Total shareholders’ equity	98,105	96,950

Total liabilities and shareholders’ equity	$1,118,597	$1,100,622

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$10,573	$11,107
Taxable securities	1,398	1,593
Tax-exempt securities	427	470
Federal funds sold and other	16	3

Total interest income	12,414	13,173
Interest expense
Deposits	1,423	1,996
Federal Home Loan Bank advances	412	744
Subordinated debentures	195	208
Other	12	25

Total interest expense	2,042	2,973

Net interest income	10,372	10,200
Provision for loan losses	3,000	3,740

Net interest income after provision for loan losses	7,372	6,460

Noninterest income
Service charges	1,029	1,065
Net gain on sale of securities	—	15
ATM fees	432	411
Trust fees	552	440
Bank owned life insurance	135	120
Computer center item processing fees	68	69
Other	452	172

Total non-interest income	2,668	2,292
Noninterest expense
Salaries, wages and benefits	4,556	4,256
Net occupancy expense	634	661
Equipment expense	320	402
Contracted data processing	208	264
State franchise tax	241	277
Professional services	302	378
Amortization of intangible assets	290	305
FDIC assessment	355	391
ATM expense	144	177
Other real estate owned expense	—	51
Other operating expenses	2,138	1,834

Total noninterest expense	9,188	8,996

Income (loss) before income taxes	852	(244)
Income tax expense (benefit)	99	(280)

Net income	$753	$36

Preferred stock dividends	290	290

Net income (loss) available to common shareholders	$463	$(254)

Earnings (loss) per common share, basic and diluted	$0.06	$(0.03)

Weighted average basic common shares	7,707,917	7,707,917

Weighted average diluted common shares	7,707,917	7,707,917

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2011	2010
Net income	$753	$36

Unrealized holding gains on available for sale securities	1,049	1,215
Reclassification adjustment for gains later recognized in income	—	(15)

Net unrealized gains	1,049	1,200
Tax effect	(357)	(408)

Total other comprehensive income	692	792

Comprehensive income	$1,445	$828

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2011	23,184	$23,134	7,707,917	$114,447	$(20,218)	$(17,235)	$(3,178)	$96,950

Net Income	—	—	—	—	753	—	—	753

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	—	—	692	692

Amortization of discount on preferred stock	—	4	—	—	(4)	—	—	—

Preferred stock dividend	—	—	—	—	(290)	—	—	(290)

Balance, March 31, 2011	23,184	$23,138	7,707,917	$114,447	$(19,759)	$(17,235)	$(2,486)	$98,105

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2011	2010

Net cash from operating activities	$5,907	$4,000

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	15,130	22,900
Purchases of securities, available-for-sale	(28,782)	(22,299)
Security sales	300	5,865
Redemption of FRB stock	83	—
Purchases of FRB stock	(6)	—
Purchase of bank owned life insurance	(5,000)	—
Loans made to customers, net of principal collected	13,401	3,657
Proceeds from sale of OREO properties	150	258
Proceeds from sale of property	—	37
Net purchases of office premises and equipment	(257)	(242)

Net cash from investing activities	(4,981)	10,176

Cash flows from financing activities
Repayment of FHLB borrowings	(8)	(11)
Net change in short-term FHLB advances	—	(5,000)
Repayment of long-term FHLB advances	(22,500)	(15,000)
Proceeds from long-term FHLB advances	22,500	—
Net change in deposits	15,159	25,920
Change in securities sold under agreements to repurchase	(358)	(2,277)
Change in U. S. Treasury interest-bearing demand note payable	(616)	(1,066)
Dividends paid	(290)	(290)

Net cash from financing activities	13,887	2,276

Net change in cash and due from banks	14,813	16,452
Cash and cash equivalents at beginning of period	79,030	26,942

Cash and cash equivalents at end of period	$93,843	$43,394

Cash paid during the period for:
Interest	$2,049	$2,753
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$452	$393
See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages Citizens’ securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the Corporation. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2011 and its results of operations and changes in cash flows for the periods ended March 31, 2011 and 2010 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2010 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue is less than 1.0% of total revenue through March 31, 2011. Water St. revenue was less than 1.0% of total revenue through March 31, 2011. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

New Accounting Pronouncements:

In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010 and adoption did not have a significant impact on the Corporation’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. Adoption of the standard did not have a significant impact on the Corporation’s financial position or results of operations.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting — Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this Update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Corporation’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Corporation’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$60,054	$475	$(308)	$60,221
Obligations of states and political subdivisions	61,067	949	(660)	61,356
Mortgage-backed securities in government sponsored entities	75,374	2,198	(46)	77,526

Total debt securities	196,495	3,622	(1,014)	199,103

Equity securities in financial institutions	481	195	—	676

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$55,398	$616	$(307)	$55,707
Obligations of states and political subdivisions	61,401	483	(1,415)	60,469
Mortgage-backed securities in government sponsored entities	65,917	2,236	(53)	68,100

Total debt securities	182,716	3,335	(1,775)	184,276

Equity securities in financial institutions	481	195	—	676

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The fair value of securities at March 31, 2011, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$779
Due after one year through five years	14,245
Due after five years through ten years	14,038
Due after ten years	92,515
Mortgage-backed securities	77,526
Equity securities	676

Total securities available for sale	$199,779

Proceeds from the sale of securities during the quarter ended March 31, 2011 were $300. There were no gains from securities called, sold or settled by the issuer during the quarter ended March 31, 2011. Proceeds from the sale of securities during the quarter ended March 31, 2010 were $5,865. Gains were $15 during the quarter ended March 31, 2010.
Securities with a carrying value of approximately $140,635 and $158,940 were pledged as of March 31, 2011 and December 31, 2010, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income are as follows:

	12 Months or less		More than 12 months		Total
March 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$14,081	$(308)	$—	$—	$14,081	$(308)
Obligations of states and political subdivisions	24,001	(619)	2,448	(41)	26,449	(660)
Mortgage-backed securities in gov’t sponsored entities	3,622	(44)	1,039	(2)	4,661	(46)

Total temporarily impaired	$41,704	$(971)	$3,487	$(43)	$45,191	$(1,014)

	12 Months or less		More than 12 months		Total
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$10,257	$(307)	$—	$—	$10,257	$(307)
Obligations of states and political subdivisions	34,938	(1,359)	2,256	(56)	37,194	(1,415)
Mortgage-backed securities in gov’t sponsored entities	9,696	(53)	—	—	9,696	(53)

Total temporarily impaired	$54,891	$(1,719)	$2,256	$(56)	$57,147	$(1,775)

There are seventy-seven securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loan balances were as follows:

	March 30,	December 31,
	2011	2010
Commercial and agriculture	$78,564	$84,913
Commercial real estate	338,239	336,251
Real estate — mortgage	287,563	295,038
Real estate — construction	36,639	39,341
Consumer	10,992	11,590
Other	172	190

Total loans	752,169	767,323
Allowance for loan losses	(23,656)	(21,768)

Net loans	$728,513	$745,555

(4) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Corporation has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: Commercial and Agricultural loans, Commercial Real Estate loans, Real Estate mortgage loans, Real Estate Construction loans and Consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

•	Changes in economic and business conditions
•	Changes in lending policies and procedures
•	Changes in experience and depth of lending and management staff
•	Changes in concentrations within the loan portfolio
•	Changes in past due, classified and nonaccrual loans and Troubled Debt Restructurings (TDRs)
•	Changes in quality of Bank’s credit review system
•	Changes in competition or legal and regulatory requirements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The allowance for loan losses activity is summarized as follows for the three months ended December 31, 2010.

2010
Balance January 1,	$15,271
Loans charged-off	(2,516)
Recoveries	144
Provision for loan losses	3,740

Balance March 31,	$16,639

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $23,656 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the period ended March 31, 2011 and December 31, 2010. Management has reviewed its analysis of the allowance for loan losses and made modifications to the beginning balances of this table. The analysis at December 31, 2010 was based on information available at the time. Since then, we have improved our information systems and management reporting tools to allow us to better segregate the portfolio. In order to consistently provide this information, we have adjusted the beginning balances to correspond to our current methodology. The allowance for Real estate construction was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of which was a reduction in the allowance. The allowance related to the unallocated segment was also reduced. While the segment itself is lower, the reduction was the effect of distributing the impact of economic factors among the loan segments as an adjustment to the historical loss factor.

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,639	$9,827	$4,569	$2,139	$726	$868	$21,768
Charge-offs	(184)	(130)	(712)	(249)	(71)	—	(1,346)
Recoveries	54	67	86	—	27	—	234
Provision	—	1,916	2,028	(178)	8	(774)	3,000

Ending Balance	$3,509	$11,680	$5,971	$1,712	$690	$94	$23,656

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
March 31, 2011	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

Ending balance:
Individually evaluated for impairment	$1,304	$3,369	$1,067	$616	$385	$—	$6,741

Ending balance:
Collectively evaluated for impairment	$2,205	$8,311	$4,904	$1,096	$305	$94	$16,915

Loan balances outstanding:

Ending Balance	$78,564	$338,239	$287,563	$36,639	$11,164		$752,169

Ending balance:
Individually evaluated for impairment	$5,823	$12,339	$3,210	$2,719	$1,183		$25,274

Ending balance:
Collectively evaluated for impairment	$72,741	$325,900	$284,353	$33,920	$9,981		$726,895

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
December 31, 2010	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

Ending balance:
Individually evaluated for impairment	$1,322	$1,384	$355	$375	$427	$—	$3,863

Ending balance:
Collectively evaluated for impairment	$3,055	$4,220	$8,307	$1,156	$299	$868	$17,905

Loan balances outstanding:

Ending Balance	$84,913	$336,251	$295,038	$39,341	$11,780		$767,323

Ending balance:
Individually evaluated for impairment	$5,925	$7,814	$2,347	$1,821	$1,266		$19,173

Ending balance:
Collectively evaluated for impairment	$78,988	$328,437	$292,691	$37,520	$10,514		$748,150

The following table represents credit exposures by internally assigned grades for the period ended March 31, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades are as follows:
•	Pass — loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.
•	Special Mention — loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
•
Substandard — loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful — loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss — loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.
•	Unrated— Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial
	&	Commercial	Residential	Real Estate
March 31, 2011	Agriculture	Real Estate	Real Estate	Construction	Consumer	Total

Pass	$65,619	$288,348	$106,342	$26,110	$559	$486,978
Special Mention	2,962	12,020	3,269	953	—	19,204
Substandard	9,964	37,793	14,212	7,285	—	69,254
Doubtful	—	78	—	—	—	78
Loss	—	—	—	—	—	—

Ending Balance	$78,545	$338,239	$123,823	$34,348	$559	$575,514

	Commercial
	&	Commercial	Residential	Real Estate
December 31, 2010	Agriculture	Real Estate	Real Estate	Construction	Consumer	Total

Pass	$70,825	$284,083	$111,248	$28,815	$556	$495,527
Special Mention	2,972	12,674	2,821	937	—	19,404
Substandard	11,116	39,416	16,482	7,492	44	74,550
Doubtful	—	78	—	—	—	78
Loss	—	—	—	—	—	—

Ending Balance	$84,913	$336,251	$130,551	$37,244	$600	$589,559

The following table present performing and nonperforming consumer loans based solely on payment activity for the period ended March 31, 2011 and December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential	Real Estate
March 31, 2011	Real Estate	Construction	Consumer	Total

Performing	$162,183	$2,291	$10,605	$175,079
Nonperforming	1,557	—	—	1,557

Total	$163,740	$2,291	$10,605	$176,636

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Residential	Real Estate
December 31, 2010	Real Estate	Construction	Consumer	Total

Performing	$162,702	$2,097	$11,169	$175,968
Nonperforming	1,785	—	11	1,796

Total	$164,487	$2,097	$11,180	$177,764

Following is a table which includes an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2011 and December 31, 2010.

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
March 31, 2011	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$504	$497	$499	$1,500	$74,651	$2,413	$78,564
Commercial Real Estate	5,081	817	348	6,246	319,093	12,900	338,239
Residential Real Estate	2,271	280	415	2,966	275,758	8,839	287,563
Real Estate Construction	45	604	—	649	33,457	2,533	36,639
Consumer and Other	82	21	—	103	11,061	—	11,164

Total	$7,983	$2,219	$1,262	$11,464	$714,020	$26,685	$752,169

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
December 31, 2010	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$471	$309	$904	$1,684	$80,568	$2,661	$84,913
Commercial Real Estate	3,467	39	349	3,855	324,337	8,059	336,251
Residential Real Estate	3,042	340	382	3,764	281,688	9,586	295,038
Real Estate Construction	258	246	581	1,085	36,387	1,869	39,341
Consumer and Other	118	39	25	182	11,598	—	11,780

Total	$7,356	$973	$2,241	$10,570	$734,578	$22,175	$767,323

Impaired Loans: Larger (greater than $350) commercial loans and commercial real estate loans, many of which are 60 days or more past due, are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable as of March 31, 2011 and December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commericial & Agriculture	$2,255	$2,255	$—	$2,457	$6
Commercial Real Estate	1,649	1,649	—	1,749	77
Residential Real Estate	833	833	—	734	16
Real Estate Construction	622	622	—	550	—
Consumer and Other	129	129	—	127	2

With an allowance recorded:
Commericial & Agriculture	$2,652	$3,568	$1,304	$3,000	$61
Commercial Real Estate	7,321	10,690	3,369	5,952	197
Residential Real Estate	1,310	2,377	1,067	1,334	32
Real Estate Construction	1,481	2,097	616	1,225	29
Consumer and Other	1,058	1,054	385	1,052	9

Total:
Commericial & Agriculture	$4,907	$5,823	$1,304	$5,457	$67
Commercial Real Estate	8,970	12,339	3,369	7,701	274
Residential Real Estate	2,143	3,210	1,067	2,068	48
Real Estate Construction	2,103	2,719	616	1,775	29
Consumer and Other	1,187	1,183	385	1,179	11

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commericial & Agriculture	$2,659	$2,259	$—	$3,129	$24
Commercial Real Estate	1,849	1,849	—	5,579	11
Residential Real Estate	635	635	—	2,035	31
Real Estate Construction	477	477	—	293	34
Consumer and Other	125	125	—	125	—

With an allowance recorded:
Commericial & Agriculture	$3,346	$3,665	$1,322	$1,612	$191
Commercial Real Estate	4,582	5,966	1,384	4,569	256
Residential Real Estate	1,357	1,712	355	1,146	69
Real Estate Construction	969	1,344	375	1,377	7
Consumer and Other	1,145	1,141	427	1,145	31

Total:
Commericial & Agriculture	$6,005	$5,924	$1,322	$4,741	$215
Commercial Real Estate	6,431	7,815	1,384	10,148	267
Residential Real Estate	1,992	2,347	355	3,181	100
Real Estate Construction	1,446	1,821	375	1,670	41
Consumer and Other	1,270	1,266	427	1,270	31

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(5) Earnings per Common Share:

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended
	March 31,
	2011	2010
Basic
Net Income	$753	$36
Preferred stock dividends	290	290

Net Income (loss) available to common shareholders	$463	$(254)

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings (loss) per common share	$0.06	$(0.03)

Diluted
Net Income	$753	$36
Preferred stock dividends	290	290

Net Income (loss) available to common shareholders	$463	$(254)

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917

Diluted earnings (loss) per common share	$0.06	$(0.03)

Stock options for 29,500 shares of common stock and warrants for 469,312 shares of common stock were not considered in computing diluted earnings per common share for the three-month periods ended March 31, 2011 and March 31, 2010 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2011 and December 31, 2010:

	Contract Amount
	March 31, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$3,323	$105,722	$3,161	$98,083
Overdraft protection	—	12,504	—	12,500
Letters of credit	275	670	275	1,288

	$3,598	$118,896	$3,436	$111,871

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at March 31, 2011 and December 31, 2010. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $4,848 on March 31, 2011 and $3,585 on December 31, 2010.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense was as follows:

	Three months ended
	March 31
	2011	2010
Service cost	$212	$210
Interest cost	204	190
Expected return on plan assets	(207)	(151)
Other components	86	65

Net periodic pension cost	$295	$314

The total amount of contributions expected to be paid by the Corporation in 2011 total $1,152, compared to $2,016 in 2010.
(8) Stock Options

Options to buy stock may be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provided for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price of the Corporation’s common stock at the date of grant. The maximum option term is ten years, and options normally vest after three years.

The Corporation did not grant any stock options during the first three months of 2011 and 2010, nor did any no stock options become vested during the first three months of 2011 and 2010. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	1 yr. 3 mos.	$20.50
$35.00	10,000	2 yrs. 0.5 mos.	35.00

Outstanding at quarter-end	29,500	1 yr. 6 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2011 and December 31, 2010, the aggregate intrinsic value of outstanding stock options was $0.
(9) Fair Value Measurement
The Corporation uses a fair value hierarchy to measure fair value. The topic describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices or identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Corporation’s own view about the assumptions that market participants would use in pricing an asset.
Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Equity securities: The fair values of equity securities available for sale are determined by review of quoted prices for the specific securities, when available. (Level 2 inputs).
Impaired loans: The fair value of impaired loans is determined using the fair value of collateral for collateral dependent loans. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 3 inputs).
Other real estate owned: The fair value of other real estate owned is determined using the fair value of collateral. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 2 inputs).

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2011 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$60,221	$—
Obligations of states and political subdivisions	—	60,814	542
Mortgage-backed securities	—	77,526	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$12,569
Other real estate owned	—	1,832	—
Mortgage servicing rights	—	3	—

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$55,707	$—
Obligations of states and political subdivisions	—	59,909	560
Mortgage-backed securities	—	68,100	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$13,281
Other real estate owned	—	1,795	—
Mortgage Servicing Rights	—	3	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The carrying amount and fair values of financial instruments not previously presented were as follows.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$93,843	$93,843	$79,030	$79,030
Loans, net of allowance for loan losses	728,513	747,418	745,555	763,768
Accrued interest receivable	5,345	5,345	4,382	4,382

Financial Liabilities:
Deposits	907,622	907,161	892,463	895,950
Federal Home Loan Bank advances	50,319	52,895	50,327	53,162
U.S. Treasury interest-bearing demand note payable	1,392	1,392	2,008	2,008
Securities sold under agreement to repurchase	21,484	21,484	21,842	21,842
Subordinated debentures	29,427	13,716	29,427	15,883
Accrued interest payable	355	355	362	362
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
Introduction
The following discussion focuses on the consolidated financial condition of the Corporation at March 31, 2011 compared to December 31, 2010 and the consolidated results of operations for the three month period ended March 31, 2011 compared to the same period in 2010. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to such matters as anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities, governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.
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
Financial Condition
Total assets of the Corporation at March 31, 2011 were $1,118,597 compared to $1,100,622 at December 31, 2010, an increase of $17,975, or 1.6 percent. The increase in total assets was mainly attributed to increases in cash and investment securities. Total liabilities at March 31, 2011 were $1,020,492 compared to $1,003,672 at December 31, 2010, an increase of $16,820, or 1.7 percent. The increase in total liabilities was mainly attributed to increases in noninterest-bearing deposits.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net loans have decreased $17,042 or 2.3 percent since December 31, 2010. The commercial real estate portfolio increased by $1,988 since December 31, 2010. The commercial and agricultural, real estate, real estate construction and consumer loan portfolios decreased $6,349, $7,475, $2,702 and $598, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current decrease in commercial and agriculture loans is the result of commercial and agricultural credit lines being paid down and weak demand for commercial loan products. The current decrease in real estate, real estate construction and consumer loans is mainly the result of the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market and a decline in the demand for construction loans.
The Corporation had no loans held for sale at March 31, 2011 or December 31, 2010. At March 31, 2011, the net loan to deposit ratio was 80.3 percent compared to 83.5 percent at December 31, 2010. This ratio has declined in 2011 due to decreased loans and increased deposits.
For the first three months of operations in 2011, $3,000 was placed into the allowance for loan losses from earnings, compared to $3,740 in the same period of 2010. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. However, detailed analyses of potential losses in the loan portfolio indicate a reduced provision is appropriate. Net charge-offs have decreased to $1,112, compared to $2,372 in 2010 as both the number and amount of gross charge-offs have decreased. For the year the Corporation has charged off sixty-three loans. Thirty-six Real Estate Mortgages totaling $626 net of recoveries, five Commercial Real Estate loans totaling $63 net of recoveries, and eight Commercial and Agriculture loans totaling $130 net of recoveries were charged off in the first quarter of the year. In addition, thirteen Consumer loans were charged off, although the net amount charged off was only $44. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $3,531, of which $979 was due to a decrease in loans past due 90 days but still accruing, offset by an increase in loans on nonaccrual status of $4,510. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The March 31, 2011 allowance for loan losses as a percent of total loans was 3.15 percent compared to 2.84 percent at December 31, 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The available for sale security portfolio increased by $14,827, from $184,952 at December 31, 2010, to $199,779 at March 31, 2011. The increase is the result of additional securities purchases made in the first quarter above scheduled maturities. These purchases were made to generate additional asset yield but did not significantly change the characteristics of the portfolio. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2011, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $5,135 from December 31, 2010 to March 31, 2011 due to the purchase of $5,000 of additional BOLI and to income earned on the existing BOLI investment. BOLI was purchased as an alternative to replacing maturing securities, and is being used to help recover healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $101 from December 31, 2010 to March 31, 2011, as a result of depreciation of $358 offset by new purchases of $257.
Total deposits at March 31, 2011 increased $15,159 from year-end 2010. Noninterest-bearing deposits increased $14,938 from year-end 2010 while interest-bearing deposits, including savings and time deposits, increased $221 from December 31, 2010. The primary reason for the increase in noninterest-bearing deposits was due to the bank’s participation in an income tax refund facilitation program. The interest-bearing deposit increase was due to increases in savings accounts offset by a decrease in the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Savings accounts increased $14,015 from year end 2010, which included increases of $5,664 in statement savings, $5,364 in money market savings and $3,765 in public fund money market savings. CDARS accounts decreased $11,768 from year end 2010. The year to date average balance of total deposits increased $57,020 compared to the average balance of the same period in 2010. The increase in average balance is due to increases of $49,998 in demand deposit accounts, $9,158 in statement savings accounts, $7,936 in money market savings, $4,440 in interest-bearing public funds, and $11,144 in public fund money market savings offset by decreases of $6,092 in time certificates, $18,507 in CDARS accounts and $1,090 in brokered deposits.
Total borrowed funds have decreased $982 from December 31, 2010 to March 31, 2011. At March 31, 2011, the Corporation had $50,319 in outstanding Federal Home Loan Bank advances compared to $50,327 at December 31, 2010. On February 15, 2011, the Corporation exchanged two FHLB advances with two new advances that are substantially different. The first advance, in the amount of $20,000, had a remaining term of nineteen months with a fixed rate of 4.40%. The second advance, in the amount of $2,500, had a remaining term of eleven months with a fixed rate of 4.74%. The advances had pre-payment penalties associated with them of $1,199 and $98, respectively. The pre-payment penalties will be amortized as an adjustment of interest expense over the remaining term of the replacement advances. The first new advance, in the amount of $20,000, has terms of forty-two months with a fixed rate of 2.06%. The second new advance, in the amount of $2,500, has terms of thirty months with a fixed rate of 1.49%. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $358 and U.S. Treasury Tax Demand Notes have decreased $616 from December 31, 2010 to March 31, 2011.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Shareholders’ equity at March 31, 2011 was $98,105, or 8.8 percent of total assets, compared to $96,950 at December 31, 2010, also 8.8 percent of total assets. The increase in shareholders’ equity resulted from net income of $753 plus the increase in the market value of securities available for sale, net of tax, of $692 less preferred dividends paid of $290. Total outstanding common shares at March 31, 2011 and 2010 were 7,707,917.
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
Results of Operations
Three Months Ended March 31, 2011 and 2010
The Corporation had net income of $753 for the three months ended March 31, 2011, an increase of $717 from net income of $36 for the first three months of 2010. Basic and diluted earnings per common share were $.06 for the first three months of 2011, compared to $(0.03) for the same period in 2010. The primary reasons for the changes in net income are explained below.
Net interest income for the first three months of 2011 was $10,372, an increase of $172 or 1.7 percent from $10,200 in the first three months of 2010. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 3.6 percent from the first three months last year from organic growth. Average loans for the first three months of 2011 decreased 4.2 percent compared to the first three months of 2010. The Corporation’s net interest margin for the three months ended March 31, 2011 and 2010 was 3.88% and 3.95%, respectively. Net interest margin decreased 7 basis points as net interest income increased 1.7 percent while average earning assets increased 3.6 percent.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $3,000 for the first three months of 2011, compared to $3,740 for the same period in 2010. The Corporation’s provision for loan losses decreased during 2011 primarily as the result of net charge-offs decreasing. Although specific and general reserves required increased compared to December 31, 2010, the overall adequacy of the reserve for loan losses supported a reduced provision, compared to March 31, 2010.
Non-interest income for the first three months of 2010 was $2,668, an increase of $376 or 16.5 percent from $2,291 for the same period of 2010. Service charge fee income for the first three months of 2011 was $1,029, down $36 or 3.4 percent over the same period of 2010. The decline is related to a reduced number of accounts using our overdraft services resulting in a decrease in overdraft income. Trust fee income was $552, up $112 or 25.5 percent over the same period in 2010. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the first three months of 2011 was $432, up $21 or 5.1 percent over the first three months of 2010. This increase can be attributed to a 25 percent increase in foreign transaction fees charged during the first quarter of 2010 and to increased volume. Bank owned life insurance contributed $135 to non-interest income during the first three months of 2011. Other non-interest income was $452, up $280 over the same period in 2010. This was the result of the bank’s participation in an income tax refund facilitation program, pursuant to which the Bank collected a fee for facilitating, and expediting, payment of refunds to tax payers.
Non-interest expense for the first three months of 2011 was $9,188, an increase of $192, from $8,996 reported for the same period of 2010. Salary and other employee costs were $4,556, up $300 or 7.0 percent as compared to the same period of 2010. This increase is mainly due to a change in staffing and higher health care costs for the first three months of 2011. The number of full-time equivalent employees increased during the first three months of 2011 to 291.8, up 9.1, compared to the same period of 2010. Occupancy and equipment costs were $954, down $109 or 10.3 percent compared to the same period in 2010. Contracted data processing costs were $208, down $56, or 21.2 percent compared to last year. State franchise taxes decreased by $36 compared to the same period of 2010. Amortization expense decreased $15, or 4.9 percent from the three months of 2010, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $36 during the first three months of 2011 compared to the same period of 2010. The decrease is due to a decrease in the size of the assessment base. Professional service costs were $302, down $76 or 20.1 percent compared to the same period in 2010. The decrease is due to consulting services for loan work outs, core banking software analysis and the resolution of certain larger collection items in 2010 that were not recurring in 2011. Other operating expenses were $2,138, up $304 or 16.6 percent compared to the same period of 2010. This increase is mainly the result of the following: expenses related to repossessing collateral increased by $132 and losses sustained on the sale of OREO properties increased by $125 compared to the first three months of 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Income tax expense for the first three months of 2011 totaled $99 compared to an income tax benefit of $280 for the first three months of 2010. This was an increase of $379. The increase in the federal income taxes is mainly a result of the increase in total noninterest income, coupled with a decrease in loan loss provision this year.
Capital Resources
Shareholders’ equity totaled $98,105 at March 31, 2011 compared to $96,950 at December 31, 2010. The increase in shareholders’ equity resulted from $753 of net income and a $692 net change in the unrealized gain on securities. This was offset by preferred dividends paid of $290. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2011 and December 31, 2010 as identified in the following table:

	Total Risk
	Based	Tier I Risk	Leverage
	Capital	Based Capital	Ratio
Corporation Ratios — March 31, 2011	14.9%	13.0%	8.7%
Corporation Ratios — December 31, 2010	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first quarter of 2011 or 2010. The Corporation did pay a 5% cash dividend on its preferred shares in the amount of $290 on February 15, 2011.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities with maturities of one year or less totaled $779, or 0.4 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Cash from operations for the quarter ended March 31, 2011 was $5,907. This includes net income of $753 plus net adjustments of $5,154 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(4,981) for the three months ended March 31, 2011. The use of cash from investing activities is primarily due to securities purchases and the purchase of bank owned life insurance. Cash received from maturing and called securities and loans made to customers, net of principal collected totaled $15,130 and $13,401, respectively. This increase in cash was offset by the purchase of securities of $28,782 and the purchase of bank owned life insurance of $5,000. Cash from financing activities for the first three months of 2011 totaled $13,887. A major source of cash for financing activities is the net change in deposits. Cash provided by the net change in deposits was $15,159 for the first three months of 2011. The large increase in deposits was primarily due to the increase in noninterest-bearing deposits, which added $14,938 in deposits during the first three months of 2011. Cash was used by the early payoff of two FHLB long-term advances of $5,000 and $20,000, respectively offset by two new FHLB long-term advances. Cash and cash equivalents increased from $79,030 at December 31, 2010 to $93,843 at March 31, 2011 as a result of the increase in cash during the first three months.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Citizens, through its correspondent banks, maintains federal funds borrowing lines totaling $10,000. As of March 31, 2011, Citizens had total credit availability with the FHLB of $114,243 of which $50,319 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2010 and March 31, 2011, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2011 and December 31, 2010. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2010 or March 31, 2011. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	March 31, 2010			December 31, 2010
	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	Amount	Change	Change
+200bp	145,939	2,062	1%	145,476	160	0%
+100bp	148,079	4,202	3%	150,062	4,746	3%
Base	143,877	—	—	145,316	—	—
-100bp	152,253	8,376	6%	154,728	9,412	6%
The change in net portfolio value from December 31, 2010 to March 31, 2011, is primarily a result of two factors. The yield curve has shifted upward slightly since the end of the year and both the mix and overall size of assets and funding sources have changed. Assets have increased and the mix also shifted away from loans toward securities and cash. Funding sources increased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the small decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to similar changes in the net portfolio value as the end of 2010. The change in the rates up 200 basis point scenario is larger than last year due to changes in the asset mix. A 100 basis point upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. This effect is opposite for a 200 basis point movement in rates, due to projected changes related to the loan and investment portfolios. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011, were effective.
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
There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

First Citizens Banc Corp

/s/ James O. Miller James O. Miller	May 10, 2011 Date
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	May 10, 2011 Date
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