Form 10-Q
period 2011-06-30
FIRST CITIZENS BANC CORP /OH
filed 2011-08-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 5, 2011 — 7,707,917 shares.

FIRST CITIZENS BANC CORP

Part I — Financial Information

ITEM 1.	Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from financial institutions	$42,264	$79,030
Securities available for sale	207,405	184,952
Loans held for sale	134	—
Loans, net of allowance of $21,749 and $21,768	743,876	745,555
Other securities	15,318	15,344
Premises and equipment, net	18,168	18,129
Accrued interest receivable	4,050	4,382
Goodwill	21,720	21,720
Core deposit and other intangibles	4,693	5,275
Bank owned life insurance	17,624	12,320
Other assets	13,850	13,915

Total assets	$1,089,102	$1,100,622

LIABILITIES
Deposits
Noninterest-bearing	$163,801	$157,529
Interest-bearing	716,498	734,934

Total deposits	880,299	892,463
Federal Home Loan Bank advances	50,311	50,327
Securities sold under agreements to repurchase	19,156	21,842
U. S. Treasury interest-bearing demand note payable	1,659	2,008
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	8,411	7,605

Total liabilities	989,263	1,003,672

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,142	23,134
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(19,529)	(20,218)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(986)	(3,178)

Total shareholders’ equity	99,839	96,950

Total liabilities and shareholders’ equity	$1,089,102	$1,100,622

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$10,180	$11,241	$20,753	$22,349
Taxable securities	1,448	1,423	2,846	3,016
Tax-exempt securities	405	477	831	947
Federal funds sold and other	12	8	28	10

Total interest income	12,045	13,149	24,458	26,322

Interest expense
Deposits	1,293	1,870	2,715	3,866
Federal Home Loan Bank advances	396	611	808	1,355
Subordinated debentures	194	211	389	419
Other	9	16	21	41

Total interest expense	1,892	2,708	3,933	5,681

Net interest income	10,153	10,441	20,525	20,641
Provision for loan losses	2,700	4,600	5,700	8,340

Net interest income after provision for loan losses	7,453	5,841	14,825	12,301

Noninterest income
Service charges	1,089	1,148	2,118	2,213
Net gain on sale of securities	3	1	3	15
ATM fees	465	461	898	872
Trust fees	520	481	1,072	921
Bank owned life insurance	170	118	304	238
Computer center data processing fees	64	66	133	135
Other	215	181	666	354

Total noninterest income	2,526	2,456	5,194	4,748

Noninterest expense
Salaries, wages and benefits	4,889	4,113	9,445	8,368
Net occupancy expense	545	576	1,179	1,237
Equipment expense	396	365	717	767
Contracted data processing	204	222	412	487
FDIC Assessment	376	397	731	788
State franchise tax	300	250	541	527
Professional services	467	614	996	1,087
Amortization of intangible assets	291	305	581	609
ATM Expense	154	182	298	359
Marketing	191	188	383	375
Other operating expenses	1,670	1,779	3,388	3,383

Total noninterest expense	9,483	8,991	18,671	17,987

Income (loss) before taxes	496	(694)	1,348	(938)
Income tax expense (benefit)	(27)	(435)	72	(716)

Net Income (loss)	$523	$(259)	$1,276	$(222)

Preferred stock dividends and discount accretion	$293	$294	$587	$588

Net income (loss) available to common shareholders	$230	$(553)	$689	$(810)

Earnings per common share, basic and diluted	$0.03	$(0.07)	$0.09	$(0.11)

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$523	$(259)	$1,276	$(222)

Unrealized holding gains on available for sale securities	1,173	1,904	3,324	3,119
Reclassification adjustment for gains later recognized in income	(3)	(1)	(3)	(15)

Net unrealized gains	1,170	1,903	3,321	3,104
Tax effect	(398)	(647)	(1,129)	(1,055)

Total other comprehensive gain	772	1,256	2,192	2,049

Comprehensive income	$1,295	$997	$3,468	$1,827

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Form 10-Q
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2011	23,184	$23,134	7,707,917	$114,447	$(20,218)	$(17,235)	$(3,178)	$96,950

Net Income	—	—	—	—	1,276	—	—	1,276

Change in unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	—	—	2,192	2,192

Amortization of discount on preferred stock	—	8	—	—	(8)	—	—	—

Preferred stock dividend	—	—	—	—	(579)	—	—	(579)

Balance, June 30, 2011	23,184	$23,142	7,707,917	$114,447	$(19,529)	$(17,235)	$(986)	$99,839

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2011	2010

Net cash from operating activities	$7,904	$12,041

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	30,788	54,515
Purchases of securities, available-for-sale	(49,731)	(44,740)
Security sales	300	871
Redemption of FRB stock	83	110
Purchases of FRB stock	(57)	—
Purchase of bank owned life insurance	(5,000)	—
Loans made to customers, net of principal collected	(4,962)	(5,500)
Proceeds from sale of OREO properties	508	435
Proceeds from sale of property	48	714
Net purchases of office premises and equipment	(853)	(518)

Net cash (used for) provided by investing activities	(28,876)	5,887

Cash flows from financing activities
Repayment of FHLB borrowings	(16)	(22)
Net change in short-term FHLB advances	—	(5,000)
Repayment of long-term FHLB advances	(22,500)	(15,000)
Proceeds from long-term FHLB advances	22,500	—
Net change in deposits	(12,164)	32,951
Change in securities sold under agreements to repurchase	(2,686)	(1,054)
Repayment of U. S. Treasury interest-bearing demand note payable	(349)	(1,661)
Dividends paid	(579)	(580)

Net cash from financing activities	(15,794)	9,634

Net change in cash and due from financial institutions	(36,766)	27,562
Cash and cash equivalents at beginning of period	79,030	26,942

Cash and cash equivalents at end of period	$42,264	$54,504

Cash paid during the period for:
Interest	$3,930	$5,900
Income taxes	$1,600	$650
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$580	$1,419
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

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2011 and its results of operations and changes in cash flows for the periods ended June 30, 2011 and 2010 have been made. The accompanying consolidated financial statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2010 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2011. Water St. revenue was less than 1.0% of total revenue through June 30, 2011. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

New Accounting Pronouncements:

In August, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies. The adoption of this ASU did not have a significant impact on the Corporation’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of this ASU did not have a significant impact on the Corporation’s financial statements.

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting — Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this ASU are effective for fiscal years ending after December 15, 2010 and did not have a significant impact on the Corporation’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU did not have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU did not have a significant impact on the Corporation’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this ASU will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this ASU did not have a significant impact on the Corporation’s financial statements.

Impact of Not Yet Effective Authoritative Accounting Pronouncements:

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and are not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this ASU is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this ASU improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this ASU. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government agencies	$57,447	$536	$(100)	$57,883
Obligations of states and political subdivisions	59,880	1,918	(153)	61,645
Mortgage-backed securities in government sponsored entities	84,521	2,765	(85)	87,201

Total debt securities	201,848	5,219	(338)	206,729

Equity securities in financial institutions	481	195	—	676

Total	$202,329	$5,414	$(338)	$207,405

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government agencies	$55,398	$616	$(307)	$55,707
Obligations of states and political subdivisions	61,401	483	(1,415)	60,469
Mortgage-backed securities in government sponsored entities	65,917	2,236	(53)	68,100

Total debt securities	182,716	3,335	(1,775)	184,276

Equity securities in financial institutions	481	195	—	676

Total	$183,197	$3,530	$(1,775)	$184,952

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The fair value of securities at June 30, 2011, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Fair Value
Due in one year or less	$954
Due after one year through five years	20,828
Due after five years through ten years	12,896
Due after ten years	84,850
Mortgage-backed securities	87,201
Equity securities	676

Total securities available for sale	$207,405

Proceeds from the sale of securities during the six months ended June 30, 2011 were $300 and $871 for the six months ended June 30, 2010. Gains from securities called, sold or settled by the issuer were $3 during the quarter ended June 30, 2011 and $1 during the quarter ended June 30, 2010.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with a carrying value of approximately $142,590 and $158,940 were pledged as of June 30, 2011 and December 31, 2010, respectively, to secure public deposits, other deposits and liabilities as required by law.
Securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income are as follows:

	12 Months or less		More than 12 months		Total
June 30, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$8,900	$(100)	$—	$—	$8,900	$(100)
Obligations of states and political subdivisions	9,209	(149)	314	(4)	9,523	(153)
Mortgage-backed securities in gov’t sponsored entities	11,493	(85)	—	—	11,493	(85)

Total temporarily impaired	$29,602	$(334)	$314	$(4)	$29,916	$(338)

	12 Months or less		More than 12 months		Total
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$10,257	$(307)	$—	$—	$10,257	$(307)
Obligations of states and political subdivisions	34,938	(1,359)	2,256	(56)	37,194	(1,415)
Mortgage-backed securities in gov’t sponsored entities	9,696	(53)	—	—	9,696	(53)

Total temporarily impaired	$54,891	$(1,719)	$2,256	$(56)	$57,147	$(1,775)

There are thirty-nine securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loan balances were as follows:

	June 30,	December 31,
	2011	2010
Commercial and agriculture	$79,834	$84,913
Commercial real estate	351,706	336,251
Real estate — mortgage	285,098	295,038
Real estate — construction	37,816	39,341
Consumer	10,841	11,590
Other	330	190

Total loans	765,625	767,323
Allowance for loan losses	(21,749)	(21,768)

Net loans	$743,876	$745,555

(4) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Corporation has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: Commercial and Agricultural loans, Commercial Real Estate loans, Real Estate Mortgage loans, Real Estate Construction loans and Consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. These historical loss percentages are calculated over a three-year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

•	Changes in economic and business conditions
•	Changes in lending policies and procedures
•	Changes in experience and depth of lending and management staff
•	Changes in concentrations within the loan portfolio
•	Changes in past due, classified and nonaccrual loans and Troubled Debt Restructurings (TDRs)
•	Changes in quality of Citizens’ credit review system
•	Changes in competition or legal and regulatory requirements

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $21,749 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the period ended June 30, 2011 and December 31, 2010. Management has reviewed its analysis of the allowance for loan losses and made modifications to the beginning balances in this table. The analysis at December 31, 2010 was based on information available at the time. Since then we have improved our information systems and management reporting tools to allow us to better segregate the portfolio. In order to consistently provide this information, we have adjusted the beginning balances to correspond with the current methodology. The allowance for Real Estate Construction was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of which was a reduction in the allowance. The allowance related to the unallocated segment was also reduced. While the segment itself is lower, the reduction was the effect of distributing the impact of economic factors among the loan segments as an adjustment to the historical loss factor.

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

For the six months ending June 30, 2011

Allowance for loan losses:

Beginning balance	$3,639	$9,827	$4,569	$2,139	$726	$868	$21,768
Charge-offs	(908)	(2,216)	(2,423)	(778)	(109)	—	(6,434)
Recoveries	173	133	109	250	50	—	715
Provision	(83)	2,969	3,929	(415)	3	(703)	5,700

Ending Balance	$2,821	$10,713	$6,184	$1,196	$670	$165	$21,749

The allowance for loan losses activity is summarized as follows for June 30, 2010.

2010
Balance January 1,	$15,271
Loans charged-off	(4,945)
Recoveries	266
Provision for loan losses	8,340

Balance June 30,	$18,932

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

June 30, 2011

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$674	$2,575	$133	$38	$369	$—	$3,789

Ending balance:
Collectively evaluated for impairment	$2,147	$8,138	$6,051	$1,158	$301	$165	$17,960

Loan balances outstanding:

Ending Balance	$79,834	$351,706	$285,098	$37,816	$11,171		$765,625

Ending balance:
Individually evaluated for impairment	$3,956	$12,115	$2,232	$864	$—		$19,167

Ending balance:
Collectively evaluated for impairment	$75,878	$339,591	$282,866	$36,952	$11,171		$746,458

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

December 31, 2010

Allowance for loan losses:

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

The following table represents credit exposures by internally assigned grades for the period ended June 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades are as follows:
•	Pass — loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.
•	Special Mention — loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
•
Substandard — loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected.

•
Doubtful — loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
•	Loss — loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.
•	Unrated— Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose Commercial

	Commercial
	&	Commercial	Residential	Real Estate	Consumer
June 30, 2011	Agriculture	Real Estate	Real Estate	Construction	and Other	Total

Pass	$66,660	$298,641	$102,464	$28,384	$725	$496,874
Special Mention	3,025	16,122	6,130	876	—	26,153
Substandard	9,711	35,063	12,921	6,243	—	63,938
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$79,396	$349,826	$121,515	$35,503	$725	$586,965

	Commercial
	&	Commercial	Residential	Real Estate	Consumer
December 31, 2010	Agriculture	Real Estate	Real Estate	Construction	and Other	Total

Pass	$70,825	$284,083	$111,248	$28,815	$556	$495,527
Special Mention	2,972	12,674	2,821	937	—	19,404
Substandard	11,116	39,416	16,482	7,492	44	74,550
Doubtful	—	78	—	—	—	78
Loss	—	—	—	—	—	—

Ending Balance	$84,913	$336,251	$130,551	$37,244	$600	$589,559

The following table present performing and nonperforming loans based solely on payment activity for the period ended June 30, 2011 and December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial
	&	Commerical	Residential	Real Estate	Consumer
	Agriculture	Real Estate	Real Estate	Construction	and Other	Total

June 30, 2011
Performing	$438	$1,880	$162,752	$2,313	$10,435	$177,818
Nonperforming	—	—	831	—	11	842

Total	$438	$1,880	$163,583	$2,313	$10,446	$178,660

	Commercial
	&	Commerical	Residential	Real Estate	Consumer
	Agriculture	Real Estate	Real Estate	Construction	and Other	Total

December 31, 2010
Performing	$—	$—	$162,702	$2,097	$11,169	$175,968
Nonperforming	—	—	1,785	—	11	1,796

Total	$—	$—	$164,487	$2,097	$11,180	$177,764

Following is a table which includes an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2011 and December 31, 2010.

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
June 30, 2011	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$510	$704	$498	$1,712	$75,853	$2,269	$79,834
Commercial Real Estate	5,048	734	1,447	7,229	332,470	12,007	351,706
Residential Real Estate	1,163	2,299	707	4,169	273,705	7,224	285,098
Real Estate Construction	—	—	649	649	35,962	1,205	37,816
Consumer and Other	52	11	11	74	11,097	—	11,171

Total	$6,773	$3,748	$3,312	$13,833	$729,087	$22,705	$765,625

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
December 31, 2010	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$471	$309	$904	$1,684	$80,568	$2,661	$84,913
Commercial Real Estate	3,467	39	349	3,855	324,337	8,059	336,251
Residential Real Estate	3,042	340	382	3,764	281,688	9,586	295,038
Real Estate Construction	258	246	581	1,085	36,387	1,869	39,341
Consumer and Other	118	39	25	182	11,598	—	11,780

Total	$7,356	$973	$2,241	$10,570	$734,578	$22,175	$767,323

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable as of June 30, 2011 and December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commericial & Agriculture	$352	$352	$—	$376	$6
Commercial Real Estate	2,051	2,051	—	2,410	37
Residential Real Estate	252	252	—	941	5
Real Estate Construction	387	387	—	1,325	12
Consumer and Other	—	—	—	—	—

With an allowance recorded:
Commericial & Agriculture	$3,150	$3,604	$454	$3,902	$156
Commercial Real Estate	7,294	10,064	2,770	9,267	231
Residential Real Estate	1,453	1,980	527	2,451	17
Real Estate Construction	439	477	38	477	20
Consumer and Other	—	—	—	—	—

Total:
Commericial & Agriculture	$3,502	$3,956	$454	$4,278	$162
Commercial Real Estate	9,345	12,115	2,770	11,677	268
Residential Real Estate	1,705	2,232	527	3,392	22
Real Estate Construction	826	864	38	1,802	32
Consumer and Other	—	—	—	—	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commericial & Agriculture	$2,259	$2,259	$—	$3,129	$24
Commercial Real Estate	1,849	1,849	—	5,579	11
Residential Real Estate	635	635	—	2,035	31
Real Estate Construction	477	477	—	293	34
Consumer and Other	125	125	—	125	—

With an allowance recorded:
Commericial & Agriculture	$3,346	$3,665	$1,322	$1,612	$191
Commercial Real Estate	4,582	5,966	1,384	4,569	256
Residential Real Estate	1,357	1,712	355	1,146	69
Real Estate Construction	969	1,344	375	1,377	7
Consumer and Other	1,145	1,141	427	1,145	31

Total:
Commericial & Agriculture	$5,605	$5,924	$1,322	$4,741	$215
Commercial Real Estate	6,431	7,815	1,384	10,148	267
Residential Real Estate	1,992	2,347	355	3,181	100
Real Estate Construction	1,446	1,821	375	1,670	41
Consumer and Other	1,270	1,266	427	1,270	31

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(5) Earnings per Common Share:

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic
Net income (loss)	$523	$(259)	$1,276	$(222)
Preferred stock dividends and discount accretion	293	294	587	588

Net income (loss) available to common shareholders	$230	$(553)	$689	$(810)

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.03	$(0.07)	$0.09	$(0.11)

Diluted
Net income (loss)	$523	$(259)	$1,276	$(222)
Preferred stock dividends and discount accretion	293	294	587	588

Net income (loss) available to common shareholders	$230	$(553)	$689	$(810)

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.03	$(0.07)	$0.09	$(0.11)

Stock options for 29,500 common shares and warrants for 469,312 common shares were not considered in computing diluted earnings per common share for the three-month periods ended June 30, 2011 and June 30, 2010 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2011 and December 31, 2010:

	Contract Amount
	June 30, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$3,804	$107,165	$3,161	$98,083
Overdraft protection	1,327	17,522	—	12,500
Letters of credit	200	439	275	1,288

	$5,331	$125,126	$3,436	$111,871

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 9.50% at June 30, 2011 and December 31, 2010. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $686 on June 30, 2011 and $3,585 on December 31, 2010.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense was as follows:

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Service cost	$211	$210	$423	$421
Interest cost	204	190	408	380
Expected return on plan assets	(207)	(151)	(414)	(302)
Other components	86	65	172	129

Net periodic pension cost	$294	$314	$589	$628

The total amount of contributions expected to be paid by the Corporation in 2011 total $1,152, compared to $2,016 in 2010.
(8) Stock Options

Options to buy stock may be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provided for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price of the Corporation’s common shares at the date of grant. The maximum option term is ten years, and options normally vest after three years.

The Corporation did not grant any stock options during the first six months of 2011 or 2010, nor did any stock options become vested during the first six months of 2011 or 2010. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Six months ended		Six months ended
	June 30, 2011		June 30, 2010
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	1 yr. 0 mos.	$20.50
$35.00	10,000	1 yrs. 9.5 mos.	35.00

Outstanding at quarter-end	29,500	1 yr. 3 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of June 30, 2011 and December 31, 2010, the aggregate intrinsic value of outstanding stock options was $0.

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
Impaired loans: The fair values of impaired loans are determined using the fair values of collateral for collateral dependent loans. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 3 inputs).
Other real estate owned: The fair value of other real estate owned is determined using the fair value of collateral. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 2 inputs).

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2011 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$57,883	$—
Obligations of states and political subdivisions	—	61,103	542
Mortgage-backed securities	—	87,201	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$15,378
Other real estate owned	—	—	1,524

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$55,707	$—
Obligations of states and political subdivisions	—	59,909	560
Mortgage-backed securities	—	68,100	—
Equity securities	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$15,310
Other real estate owned	—	1,795	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table presents the changes in the Level III fair-value category for the period ended June 30, 2011. The Corporation classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale

Beginning balance January 1, 2011	$560
Principal payments	(18)

Ending balance June 30, 2011	$542
The carrying amount and fair values of financial instruments not previously presented were as follows.

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$42,264	$42,264	$79,030	$79,030
Loans, net of allowance for loan losses	743,876	759,589	745,555	763,768
Accrued interest receivable	5,345	5,345	4,382	4,382

Financial Liabilities:
Deposits	880,299	882,106	892,463	895,950
Federal Home Loan Bank advances	50,311	52,379	50,327	53,162
U.S. Treasury interest-bearing demand note payable	1,659	1,659	2,008	2,008
Securities sold under agreement to repurchase	19,156	19,156	21,842	21,842
Subordinated debentures	29,427	16,214	29,427	15,883
Accrued interest payable	366	366	362	362
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
Introduction
The following discussion focuses on the consolidated financial condition of the Corporation at June 30, 2011 compared to December 31, 2010 and the consolidated results of operations for the three and six-month periods ended June 30, 2011, compared to the same period in 2010. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to various matters, including, without limitation, anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities, governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.
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
Financial Condition
Total assets of the Corporation at June 30, 2011 were $1,089,102 compared to $1,100,622 at December 31, 2010, a decrease of $11,520, or 1.0 percent. The decrease in total assets was mainly attributed to decreases in cash, partially offset by increased investment securities. Total liabilities at June 30, 2011 were $989,263 compared to $1,003,672 at December 31, 2010, a decrease of $14,409, or 1.4 percent. The decrease in total liabilities was mainly attributed to decreases in interest-bearing deposits.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net loans have decreased $1,679 or 0.2 percent since December 31, 2010. The commercial real estate portfolio increased by $15,455 since December 31, 2010. The commercial and agricultural, real estate, real estate construction and consumer loan portfolios decreased $5,079, $9,940, $1,525 and $749, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current decrease in commercial and agriculture loans is the result of commercial and agricultural credit lines being paid down and weak demand for commercial loan products. The current decrease in real estate, real estate construction and consumer loans is mainly the result of the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market and a decline in the demand for construction loans.
The Corporation had $134 loans held for sale at June 30, 2011. The Corporation had no loans held for sale at December 31, 2010. At June 30, 2011, the net loan to deposit ratio was 84.5 percent compared to 83.5 percent at December 31, 2010. This ratio has improved in 2011 due to decreased deposits.
For the six months of operations in 2011, $5,700 was placed into the allowance for loan losses from earnings, compared to $8,340 in the same period of 2010. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves required increased compared to December 31, 2010, specific reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicate a reduced provision is appropriate. Net charge-offs have increased to $5,719, compared to $4,679 in 2010 as the amount of gross charge-offs have increased while the number of charge-offs have decreased. For the year the Corporation has charged off one hundred and twenty loans. Seventy-eight Real Estate Mortgages totaling $2,842 net of recoveries, ten Commercial Real Estate loans totaling $2,083 net of recoveries, and eleven Commercial and Agriculture loans totaling $735 net of recoveries were charged off in the first six months of the year. In addition, twenty-one Consumer loans were charged off, although the net amount charged off was only $59. For each loan category, except real estate construction, as well as in total, the percentage of net charge-offs to loans was less than one percent. Real estate construction’s percentage of net charge-offs to loans was 1.4 percent. Nonperforming loans have increased by $1,601, of which $1,071 was due to an increase in loans past due 90 days but still accruing and $530 was due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

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
The allowance for loan losses as a percent of total loans was 2.84 percent at both June 30, 2011 and December 31, 2010.
The available for sale security portfolio increased by $22,453, from $184,952 at December 31, 2010, to $207,405 at June 30, 2011. The increase is the result of additional securities purchases made in the first quarter above scheduled maturities. These purchases were made to generate additional asset yield but did not significantly change the characteristics of the portfolio. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of June 30, 2011, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $5,304 from December 31, 2010 to June 30, 2011 due to the purchase of $5,000 of additional BOLI and to income earned on the BOLI investment. BOLI was purchased as an alternative to replacing maturing securities, and is being used to help recover employee costs, including healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have increased $39 from December 31, 2010 to June 30, 2011, as a result of depreciation of $766 and disposals of $48 offset by new purchases of $853.
Total deposits at June 30, 2011 decreased $12,164 from year-end 2010. Noninterest-bearing deposits increased $6,272 from year-end 2010 while interest-bearing deposits, including savings and time deposits, decreased $18,436 from December 31, 2010. The primary reason for the increase in noninterest-bearing deposits was due to an increase in public fund accounts, which tend to fluctuate. The interest-bearing deposit decrease was due to an increase in savings accounts offset by decreases in the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS), time certificates and interest bearing demand deposit accounts. Savings accounts increased $18,066 from year-end 2010, which included increases of $7,808 in statement savings, $2,712 in money market savings and $6,927 in public fund money market savings. Interest bearing-deposits and time deposits decreased $36,502 from year end 2010, which included an increase in interest-bearing public deposits of $4,436 offset by decreases of $13,880 in interest-bearing deposits, $3,534 in time certificates and $23,578 in CDARS accounts. The year-to-date average balance of total deposits increased $32,065 compared to the average balance of the same period in 2010. The increase in average balance is due to increases of $41,013 in demand deposit accounts, $10,781 in statement savings accounts, $7,060 in money market savings, $4,701 in interest-bearing public funds, and $7,415 in public fund money market savings offset by decreases of $6,805 in time certificates, $29,962 in CDARS accounts and $1,045 in brokered deposits.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Total borrowed funds have decreased $3,051 from December 31, 2010 to June 30, 2011. At June 30, 2011, the Corporation had $50,311 in outstanding Federal Home Loan Bank advances compared to $50,327 at December 31, 2010. On February 15, 2011, the Corporation exchanged two FHLB advances with two new advances that are substantially different. The first advance, in the amount of $20,000, had a remaining term of nineteen months with a fixed rate of 4.40%. The new replacement advance, in the amount of $20,000, has a term of forty-two months with a fixed rate of 2.06%.The second advance, in the amount of $2,500, had a remaining term of eleven months with a fixed rate of 4.74%. The new replacement advance, in the amount of $2,500, has a term of thirty months with a fixed rate of 1.49%. The replaced advances had pre-payment penalties associated with them of $1,199 and $98, respectively. The pre-payment penalties will be amortized as an adjustment of interest expense over the remaining term of the replacement advances. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $2,686 and U.S. Treasury Tax Demand Notes have decreased $349 from December 31, 2010 to June 30, 2011.
Shareholders’ equity at June 30, 2011 was $99,839, or 9.2 percent of total assets, compared to $96,950 at December 31, 2010, or 8.8 percent of total assets. The increase in shareholders’ equity resulted from net income of $1,276 plus the increase in the market value of securities available for sale, net of tax, of $2,192 less preferred dividends paid of $579. Total outstanding common shares at June 30, 2011 and 2010 were 7,707,917.
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
Results of Operations
Six Months Ended June 30, 2011 and 2010
The Corporation had net income of $1,276 for the six months ended June 30, 2011, an increase of $1,498 from net loss of $222 for the first six months of 2010. Basic and diluted earnings per common share were $.09 for the first six months of 2011, compared to $(0.10) for the same period in 2010. The primary reasons for the changes in net income are explained below.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net interest income for the first six months of 2011 was $20,525, a decrease of $116 or 0.6 percent from $20,641 in the first six months of 2010. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 1.3 percent from the first six months last year from organic growth. Average loans for the first six months of 2011 decreased 4.3 percent compared to the first six months of 2010. Interest expense on FHLB advances decreased $547 or 40.4 percent in the first six months of 2011 compared to the same period in 2010. Average FHLB advances for the first six months of 2011 decreased 29.6 percent compared to the first six months of 2010. The interest rate paid on FHLB advances during the six months of 2011 also decreased as compared to the same period in 2010 by 58 basis points. The Corporation’s net interest margin for the six months ended June 30, 2011 and 2010 was 3.90% and 3.97%, respectively. Net interest margin decreased 7 basis points as net interest income decreased 0.6 percent while average earning assets increased 1.3 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $5,700 for the first six months of 2011, compared to $8,340 for the same period in 2010. Although general reserves required increased compared to December 31, 2010, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to June 30, 2010.
Non-interest income for the first six months of 2011 was $5,194, an increase of $446 or 9.4 percent from $4,748 for the same period of 2010. Service charge fee income for the first six months of 2011 was $2,118, down $95 or 4.3 percent over the same period of 2010. Trust fee income was $1,072, up $151 or 16.4 percent over the same period in 2010. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the first six months of 2011 was $898, up $26 or 3.0 percent over the first six months of 2010. Bank owned life insurance contributed $304 to non-interest income during the first six months of 2011. Other non-interest income was $666, up $312 over the same period in 2010. This was the result of the Citizens’ participation in an income tax refund facilitation program, pursuant to which the Citizens collected a fee for facilitating, and expediting, payment of refunds to tax payers.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest expense for the first six months of 2011 was $18,671, an increase of $684, from $17,987 reported for the same period of 2010. Salary and other employee costs were $9,445, up $1,077 or 12.9 percent as compared to the same period of 2010. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher commission costs for the first six months of 2011. The number of full-time equivalent employees increased during the first six months of 2011 to 293.6, up 8.7, compared to the same period of 2010. Occupancy and equipment costs were $1,896, down $108 or 5.4 percent compared to the same period in 2010. Contracted data processing costs were $412, down $75, or 15.4 percent compared to last year. State franchise taxes increased by $14 compared to the same period of 2010. Amortization expense decreased $28, or 4.6 percent from the six months of 2010, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $57 during the first six months of 2011 compared to the same period of 2010. The decrease is due to a decrease in the size of the assessment base. Professional service costs were $996, down $91 or 8.4 percent compared to the same period in 2010. The decrease is due to consulting services for loan work outs, core banking software analysis and the resolution of certain larger collection items in 2010 that were not recurring in 2011. Other operating expenses were $3,388, up $5 or .2 percent compared to the same period of 2010.
Income tax expense for the first six months of 2011 totaled $72 compared to an income tax benefit of $716 for the first six months of 2010. The increase of $788 in the federal income taxes is mainly a result of the increase in total noninterest income, coupled with a decrease in loan loss provision this year.
Three Months Ended June 30, 2011 and 2010
The Corporation had net income of $523 for the three months ended June 30, 2011, an increase of $782 from net loss of $259 for the same three months of 2010. Basic and diluted earnings per common share were $.03 for the same three months of 2011, compared to $(0.07) for the same period in 2010. The primary reasons for the changes in net income are explained below.
Net interest income for the three months ended June 30, 2011 was $10,153, a decrease of $288 or 2.8 percent from $10,441 in the same three months of 2010. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets decreased 1.2 percent from the second quarter last year. Average loans for the second quarter of 2011 decreased 4.5 percent compared to the second quarter of 2010. Interest expense on FHLB advances decreased $215 or 35.2 percent in the second quarter of 2011 compared to the same period in 2010. Average FHLB advances for the second quarter of 2011 decreased 23.0 percent compared to the second quarter of 2010. The interest rate paid on FHLB advances during the second quarter of 2011 also decreased as compared to the same period in 2010 by 59 basis points. The Corporation’s net interest margin for the three months ended June 30, 2011 and 2010 was 3.93% and 3.99%, respectively. Net interest margin decreased 6 basis points as net interest income decreased 2.8 percent while average earning assets decreased 1.2 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $2,700 for the three months ended June 30, 2011, compared to $4,600 for the same period in 2010. Although general reserves required increased compared to March 31, 2011, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to June 30, 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest income for the three months ended June 30, 2011 was $2,526, an increase of $70 or 2.9 percent from $2,456 for the same period of 2010. Service charge fee income for the same three months of 2011 was $1,089, down $59 or 5.1 percent over the same period of 2010. Trust fee income was $520, up $39 or 8.1 percent over the same period in 2010. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the second quarter of 2011 was $465, up $4 or 0.9 percent over the same period of 2010. Bank owned life insurance contributed $170 to non-interest income during the three months ended June 30, 2011. Other non-interest income was $452, up $86 over the same period in 2010. This was the result of the Citizens’ participation in an income tax refund facilitation program, pursuant to which the Citizens collected a fee for facilitating, and expediting, payment of refunds to tax payers.
Non-interest expense for the three months ended June 30, 2011 was $9,483, an increase of $492, from $8,991 reported for the same period of 2010. Salary and other employee costs were $4,889, up $776 or 18.9 percent as compared to the same period of 2010. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher commission costs for the second quarter of 2011. The number of full-time equivalent employees increased during the second quarter of 2011 to 295.4, up 8.8, compared to the same period of 2010. Occupancy and equipment costs were unchanged at $941 for the three months ended June 30, 2011 and 2010. Contracted data processing costs were $204, down $18, or 8.1 percent compared to last year. State franchise taxes increased by $50 compared to the same period of 2010. Amortization expense decreased $14, or 4.6 percent from the same three months of 2010, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $21 during the same three months of 2011 compared to the same period of 2010. The decrease is due to a decrease in the size of the assessment base. Professional service costs were $302, down $83 or 37.9 percent compared to the same period in 2010. The decrease is due to consulting services for loan work outs, core banking software analysis and the resolution of certain larger collection items in 2010 that were not recurring in 2011. Other operating expenses were $1,670, down $109 or 6.1 percent compared to the same period of 2010. A majority of the Corporation’s other operating expenses declined compared to the second quarter of 2010.
Income tax benefit for the three months ended June 30, 2011 totaled $27 compared to an income tax benefit of $435 for the same three months of 2010. This was a decrease of $408. The decrease in the federal income tax benefit is mainly a result of the decrease in loan loss provision this year compared to last.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $99,839 at June 30, 2011 compared to $96,950 at December 31, 2010. The increase in shareholders’ equity resulted from $1,276 of net income and a $2,192 net change in the unrealized gain on securities. This was offset by preferred dividends paid of $579. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2011 and December 31, 2010 as identified in the following table:

	Total Risk	Tier I Risk
	Based	Based	Leverage
	Capital	Capital	Ratio
Corporation Ratios — June 30, 2011	14.9%	13.0%	9.0%
Corporation Ratios — December 31, 2010	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first or second quarters of 2011 or 2010. The Corporation did pay a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 each on February 15 and May 15, 2011.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities with maturities of one year or less totaled $954, or 0.5 percent, of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Cash from operations for the quarter ended June 30, 2011 was $7,904. This includes net income of $1,276 plus net adjustments of $6,628 to reconcile net earnings to net cash provided by operations. Cash from investing activities was $(28,876) for the six months ended June 30, 2011. The use of cash from investing activities is primarily due to securities purchases, loans made to customers, net of principal collected and the purchase of bank owned life insurance. Cash received from maturing and called securities totaled $30,788. This increase in cash was offset by the purchase of securities of $49,731, the purchase of bank owned life insurance of $5,000 and loans made to customers, net of principal collected of $4,962. Cash from financing activities for the first six months of 2011 totaled ($15,794). The use of cash from financing activities is due to the net change in deposits. Cash used by the net change in deposits was $(12,164) for the first six months of 2011. The decrease in deposits was primarily due to the decrease in CDARS accounts, which decreased $23,578 during the first six months of 2011. Cash was used by the early payoff of two FHLB long-term advances of $5,000 and $20,000, respectively offset by two new FHLB long-term advances. Cash and cash equivalents decreased from $79,030 at December 31, 2010 to $42,264 at June 30, 2011.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $10,000. As of June 30, 2011, Citizens had total credit availability with the FHLB of $111,593 of which $50,311 was outstanding.

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

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)
The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2010 and June 30, 2011, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2011 and December 31, 2010. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2010 or June 30, 2011. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.
Net Portfolio Value

	June 30, 2010			December 31, 2010
	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	Amount	Change	Change
+200bp	139,986	2,047	1%	145,476	160	0%
+100bp	140,346	2,407	2%	150,062	4,746	3%
Base	137,939	—	—	145,316	—	—
-100bp	151,409	13,470	10%	154,728	9,412	6%
The change in net portfolio value from December 31, 2010 to March 31, 2011, is primarily a result of two factors. While the yield curve is virtually unchanged since the end of the year, both the mix and overall size of assets and funding sources have changed. Assets have decreased and the mix also shifted away from cash toward securities, which leads to greater volatility. Funding sources decreased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the net portfolio value compared to the end of 2010. The change in the rates up 200 basis point scenario is similar to last year, as a percent of the change. A 100 basis point upward movement in rates would lead to a faster decrease in the fair value of liabilities, compared to assets, which would lead to an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

ITEM 4.	Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011, were effective.
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
101
The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2011; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*

*
Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

First Citizens Banc Corp
Signatures
Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller James O. Miller	August 9, 2011 Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 9, 2011

Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits

Exhibit		Description	Location
3.1	(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)
3.1	(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)
3.1	(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)
3.2		Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)
31.1		Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith
31.2		Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
101		The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2011; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*	Included herewith

*
Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.