Form 10-Q
period 2011-09-30
FIRST CITIZENS BANC CORP /OH
filed 2011-11-09
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 7, 2011 – 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I — Financial Information
ITEM 1. Financial Statements
FIRST CITIZENS BANC CORP
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from financial institutions	$85,749	$79,030
Securities available for sale	209,708	184,952
Loans held for sale	483	—
Loans, net of allowance of $22,687 and $21,768	755,564	745,555
Other securities	15,388	15,344
Premises and equipment, net	18,038	18,129
Accrued interest receivable	5,061	4,382
Goodwill	21,720	21,720
Core deposit and other intangibles	4,402	5,275
Bank owned life insurance	17,797	12,320
Other assets	11,275	13,915

Total assets	$1,145,185	$1,100,622

LIABILITIES
Deposits
Noninterest-bearing	$174,064	$157,529
Interest-bearing	737,698	734,934

Total deposits	911,762	892,463
Federal Home Loan Bank advances	70,303	50,327
Securities sold under agreements to repurchase	19,283	21,842
U. S. Treasury interest-bearing demand note payable	2,339	2,008
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	9,535	7,605

Total liabilities	1,042,649	1,003,672

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,146	23,134
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(18,630)	(20,218)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	808	(3,178)

Total shareholders’ equity	102,536	96,950

Total liabilities and shareholders’ equity	$1,145,185	$1,100,622

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$10,455	$11,092	$31,208	$33,440
Taxable securities	1,367	1,448	4,213	4,464
Tax-exempt securities	419	444	1,250	1,392
Federal funds sold and other	26	13	54	23

Total interest and dividend income	12,267	12,997	36,725	39,319

Interest expense
Deposits	1,233	1,721	3,948	5,587
Federal Home Loan Bank advances	401	598	1,208	1,953
Subordinated debentures	189	212	578	631
Other	5	16	27	57

Total interest expense	1,828	2,547	5,761	8,228

Net interest income	10,439	10,450	30,964	31,091
Provision for loan losses	2,000	6,100	7,700	14,440

Net interest income after provision for loan losses	8,439	4,350	23,264	16,651

Noninterest income
Service charges	1,233	1,197	3,350	3,410
Net gain on sale of securities	—	7	3	22
ATM fees	473	472	1,371	1,344
Trust fees	505	457	1,577	1,378
Bank owned life insurance	173	116	477	354
Computer center data processing fees	60	61	193	195
Other	220	210	887	565

Total noninterest income	2,664	2,520	7,858	7,268

Noninterest expense
Salaries, wages and benefits	5,144	4,590	14,588	12,958
Net occupancy expense	549	604	1,728	1,841
Equipment expense	343	365	1,059	1,132
Contracted data processing	200	200	612	687
FDIC Assessment	240	395	971	1,183
State franchise tax	330	237	871	764
Professional services	509	689	1,505	1,776
Amortization of intangible assets	291	305	872	914
ATM Expense	154	177	452	537
Marketing	157	188	540	563
Other operating expenses	1,682	1,516	5,071	4,899

Total noninterest expense	9,599	9,266	28,269	27,254

Income (loss) before taxes	1,504	(2,396)	2,853	(3,335)
Income tax expense (benefit)	311	(1,003)	384	(1,719)

Net Income (loss)	1,193	(1,393)	2,469	(1,616)
Preferred stock dividends and discount accretion	293	289	881	867

Net income (loss) available to common shareholders	$900	$(1,682)	$1,588	$(2,483)

Earnings per common share, basic and diluted	$0.12	$(0.22)	$0.21	$(0.32)

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Consolidated Comprehensive Income Statements (Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$1,193	$(1,393)	$2,469	$(1,616)

Unrealized holding gains on available for sale securities	2,719	883	6,042	4,002
Reclassification adjustment for gains later recognized in income	—	(7)	(3)	(22)

Net unrealized gains	2,719	876	6,039	3,980
Tax effect	(924)	(298)	(2,053)	(1,353)

Total other comprehensive income	1,795	578	3,986	2,627

Comprehensive income	$2,988	$(815)	$6,455	$1,011

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income/(Loss)	Equity

Balance, January 1, 2011	23,184	$23,134	7,707,917	$114,447	$(20,218)	$(17,235)	$(3,178)	$96,950

Net Income	—	—	—	—	2,469	—	—	2,469

Change in unrealized gain/(loss) on securities available for sale, net of reclassification and tax effect	—	—	—	—	—	—	3,986	3,986

Accretion of discount on preferred stock	—	12	—	—	(12)	—	—	—

Preferred stock dividend	—	—	—	—	(869)	—	—	(869)

Balance, September 30, 2011	23,184	$23,146	7,707,917	$114,447	$(18,630)	$(17,235)	$808	$102,536

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2011	2010

Net cash from operating activities	$12,977	$13,093

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	46,344	81,010
Purchases of securities, available-for-sale	(64,624)	(59,386)
Redemption of FRB stock	83	110
Purchases of FRB stock	(127)	—
Purchase of bank owned life insurance	(5,000)	—
Loans made to customers, net of principal collected	(18,843)	(4,713)
Proceeds from sale of OREO properties	785	903
Proceeds from sale of property	48	1,174
Net purchases of office premises and equipment	(1,102)	(1,048)

Net cash (used for) provided by investing activities	(42,436)	18,050

Cash flows from financing activities
Repayment of FHLB borrowings	(24)	(30)
Repayment of short-term FHLB advances	—	(5,000)
Proceeds from short-term FHLB advances	20,000	—
Repayment of long-term FHLB advances	(22,500)	(30,000)
Proceeds from long-term FHLB advances	22,500	—
Net change in deposits	19,299	46,869
Net change in securities sold under agreements to repurchase	(2,559)	690
Net change in U. S. Treasury interest-bearing demand note payable	331	(1,640)
Dividends paid	(869)	(869)

Net cash from financing activities	36,178	10,020

Net change in cash and due from financial institutions	6,719	41,163
Cash and cash equivalents at beginning of period	79,030	26,942

Cash and cash equivalents at end of period	$85,749	$68,105

Cash paid during the period for:
Interest	$5,779	$8,617
Income taxes	$—	$900
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$677	$1,368
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
The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2011 and its results of operations and changes in cash flows for the periods ended September 30, 2011 and 2010 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2010 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2011. Water St. revenue was less than 1.0% of total revenue through September 30, 2011. Management considers the Corporation to operate primarily in one reportable segment, banking.

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
New Accounting Pronouncements:
In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this ASU did not have a significant impact on the Corporation’s financial statements.
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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this ASU improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this ASU. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this ASU should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this ASU is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80). The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this ASU are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Corporation is currently evaluating the impact the adoption of the standard will have on the financial position or results of operations.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(2) Securities
Available for sale securities at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$51,532	$499	$—	$52,031
Obligations of states and political subdivisions	61,990	4,485	(15)	66,460
Mortgage-backed securities in government sponsored entities	87,911	2,726	(96)	90,541

Total debt securities	201,433	7,710	(111)	209,032

Equity securities in financial institutions	481	195	—	676

Total	$201,914	$7,905	$(111)	$209,708

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$55,398	$616	$(307)	$55,707
Obligations of states and political subdivisions	61,401	483	(1,415)	60,469
Mortgage-backed securities in government sponsored entities	65,917	2,236	(53)	68,100

Total debt securities	182,716	3,335	(1,775)	184,276

Equity securities in financial institutions	481	195	—	676

Total	$183,197	$3,530	$(1,775)	$184,952

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The fair value of securities at September 30, 2011, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$963
Due after one year through five years	20,583
Due after five years through ten years	11,666
Due after ten years	85,279
Mortgage-backed securities	90,541
Equity securities	676

Total securities available for sale	$209,708

Proceeds from the sale of securities were zero for both the three and nine month periods ended September 30, 2011 and September 30, 2010. Gains from securities called or settled by the issuer during the quarter ended September 30, 2011 were zero, and $3 year-to-date. Gains from securities called or settled by the issuer during the quarter ended September 30, 2010 were $7, and $22 year-to-date.
Securities with a carrying value of approximately $159,149 and $158,940 were pledged as of September 30, 2011 and December 31, 2010, respectively, to secure public deposits, other deposits and liabilities as required by law.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Securities with unrealized losses at September 30, 2011 and December 31, 2010 not recognized in income are as follows:

September 30, 2011	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Obligations of states and political subdivisions	$1,536	$(14)	$161	$(1)	$1,697	$(15)
Mortgage-backed securities in gov’t sponsored entities	11,873	(96)	—	—	11,873	(96)

Total temporarily impaired	$13,409	$(110)	$161	$(1)	$13,570	$(111)

December 31, 2010	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$10,257	$(307)	$—	$—	$10,257	$(307)
Obligations of states and political subdivisions	34,938	(1,359)	2,256	(56)	37,194	(1,415)
Mortgage-backed securities in gov’t sponsored entities	9,696	(53)	—	—	9,696	(53)

Total temporarily impaired	$54,891	$(1,719)	$2,256	$(56)	$57,147	$(1,775)

There are sixteen securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(3) Loans
Loan balances were as follows:

	September 30,	December 31,
	2011	2010
Commercial and agriculture	$85,680	$84,913
Commercial real estate	359,731	336,251
Real estate — mortgage	282,412	295,038
Real estate — construction	38,767	39,341
Consumer	11,661	11,780

Total loans	778,251	767,323
Allowance for loan losses	(22,687)	(21,768)

Net loans	$755,564	$745,555

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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $22,687 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the period ended September 30, 2011 and December 31, 2010. Management has reviewed its analysis of the allowance for loan losses and made modifications to the beginning balances in this table. The analysis at December 31, 2010 was based on information available at the time. Since then we have improved our information systems and management reporting tools to allow us to better segregate the portfolio. In order to consistently provide this information, we have adjusted the beginning balances to correspond with the current methodology. The allowance for Real Estate Construction loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for this loan type and is represented as a decrease in the provision. The allowance related to the unallocated segment was also reduced.

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

For the three months ending September 30, 2011

Allowance for loan losses:

Beginning balance	$2,821	$10,713	$6,184	$1,196	$670	$165	$21,749
Charge-offs	(145)	(710)	(703)	—	(42)	—	(1,600)
Recoveries	111	166	136	98	27	—	538
Provision	1,162	284	336	(83)	(21)	322	2,000

Ending Balance	$3,949	$10,453	$5,953	$1,211	$634	$487	$22,687

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

For the nine months ending September 30, 2011

Allowance for loan losses:

Beginning balance	$3,639	$9,827	$4,569	$2,139	$726	$868	$21,768
Charge-offs	(1,053)	(2,926)	(3,126)	(778)	(151)	—	(8,034)
Recoveries	284	299	245	348	77	—	1,253
Provision	1,079	3,253	4,265	(498)	(18)	(381)	7,700

Ending Balance	$3,949	$10,453	$5,953	$1,211	$634	$487	$22,687

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The allowance for loan losses activity is summarized for the three and nine month periods ended September 30, 2010 as follows.

	Three	Nine
	Months	Months
	Ended	Ended
Balance beginning of period	$18,932	$15,271
Loans charged-off	(4,085)	(9,030)
Recoveries	653	919
Provision for loan losses	6,100	14,440

Balance Seotember 30, 2010	$21,600	$21,600

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total

September 30, 2011

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$2,107	$3,517	$388	$176	$364	$—	$6,552

Ending balance:
Collectively evaluated for impairment	$1,842	$6,936	$5,565	$1,035	$270	$487	$16,135

Loan balances outstanding:

Ending Balance	$85,680	$359,731	$282,412	$38,767	$11,661		$778,251

Ending balance:
Individually evaluated for impairment	$5,474	$16,992	$3,995	$834	$—		$27,295

Ending balance:
Collectively evaluated for impairment	$80,206	$342,739	$278,417	$37,933	$11,661		$750,956

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

The following table represents credit exposures by internally assigned grades for the period ended September 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.
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

•	Loss — loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated — Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate	Consumer
September 30, 2011	& Agriculture	Real Estate	Real Estate	Construction	and Other	Total

Pass	$71,389	$309,086	$99,733	$29,366	$1,214	$510,788
Special Mention	2,015	12,761	5,591	754	—	21,121
Substandard	12,276	37,884	14,055	6,194	—	70,409
Doubtful	—	—	—	—	—	—

Ending Balance	$85,680	$359,731	$119,379	$36,314	$1,214	$602,318

	Commercial	Commercial	Residential	Real Estate	Consumer
December 31, 2010	& Agriculture	Real Estate	Real Estate	Construction	and Other	Total

Pass	$70,825	$284,083	$111,248	$28,815	$556	$495,527
Special Mention	2,972	12,674	2,821	937	—	19,404
Substandard	11,116	39,416	16,482	7,492	44	74,550
Doubtful	—	78	—	—	—	78

Ending Balance	$84,913	$336,251	$130,551	$37,244	$600	$589,559

The following tables present performing and nonperforming loans based solely on payment activity for the period ended September 30, 2011 and December 31, 2010 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential	Real Estate	Consumer
	Real Estate	Construction	and Other	Total

September 30, 2011
Performing	$162,202	$2,453	$10,436	$175,091
Nonperforming	831	—	11	842

Total	$163,033	$2,453	$10,447	$175,933

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)

	Residential	Real Estate	Consumer
	Real Estate	Construction	and Other	Total
December 31, 2010
Performing	$162,702	$2,097	$11,169	$175,968
Nonperforming	1,785	—	11	1,796

Total	$164,487	$2,097	$11,180	$177,764

Following is a table which includes an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2011 and December 31, 2010.

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
September 30, 2011	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$139	$274	$406	$819	$81,366	$3,495	$85,680
Commercial Real Estate	2,718	3,407	194	6,319	341,494	11,918	359,731
Residential Real Estate	752	726	769	2,247	271,239	8,926	282,412
Real Estate Construction	1,067	47	—	1,114	37,006	647	38,767
Consumer and Other	73	35	7	115	11,546	—	11,661

Total	$4,749	$4,489	$1,376	$10,614	$742,651	$24,986	$778,251

	30-59	60-89	90 Days
	Days	Days	or	Total			Total
December 31, 2010	Past Due	Past Due	Greater	Past Due	Current	Nonaccrual	Loans

Commericial & Agriculture	$471	$309	$904	$1,684	$80,568	$2,661	$84,913
Commercial Real Estate	3,467	39	349	3,855	324,337	8,059	336,251
Residential Real Estate	3,042	340	382	3,764	281,688	9,586	295,038
Real Estate Construction	258	246	581	1,085	36,387	1,869	39,341
Consumer and Other	118	39	25	182	11,598	—	11,780

Total	$7,356	$973	$2,241	$10,570	$734,578	$22,175	$767,323

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Loan modifications that are considered troubled debt restructurings completed during the quarters and nine month periods ended September 20, 2011 were as follows:

For the Quarter Ended September 30, 2011
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

Commericial & Agriculture	—	$—	$—
Commercial Real Estate	—	—	—
Residential Real Estate	1	143	144
Real Estate Construction	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	1	$143	$144

For the Nine Month Period Ended September 30, 2011
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

Commericial & Agriculture	—	$—	$—
Commercial Real Estate	—	—	—
Residential Real Estate	1	143	144
Real Estate Construction	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	1	$143	$144

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new originations loans, so modified loans present a higher risk of loss than do new origination loans.
During the nine month period ended September 30, 2011, no loans modified and considered TDRs made during the twelve months previous to September 30, 2011, have defaulted.
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
The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable as of September 30, 2011 and December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commericial & Agriculture	$1,858	$1,950	$—	$1,829	$123
Commercial Real Estate	2,482	3,561	—	2,936	223
Residential Real Estate	1,115	1,115	—	988	55
Real Estate Construction	—	—	—	667	—
Consumer and Other	—	—	—	—	—

With an allowance recorded:
Commericial & Agriculture	$3,616	$4,175	$1,893	$2,789	$207
Commercial Real Estate	14,510	16,220	3,706	10,039	711
Residential Real Estate	2,880	3,447	776	2,586	139
Real Estate Construction	834	1,362	176	893	41
Consumer and Other	—	—	—	—	—

Total:
Commericial & Agriculture	$5,474	$6,125	$1,893	$4,618	$330
Commercial Real Estate	16,992	19,781	3,706	12,975	934
Residential Real Estate	3,995	4,562	776	3,574	194
Real Estate Construction	834	1,362	176	1,560	41
Consumer and Other	—	—	—	—	—

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

	Three months ended		Nine months ended
	September 30,		Septmeber 30,
	2011	2010	2011	2010
Basic
Net income (loss)	$1,193	$(1,393)	$2,469	$(1,616)
Preferred stock dividends and discount accretion	293	289	881	867

Net income (loss) available to common shareholders	$900	$(1,682)	$1,588	$(2,483)

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.12	$(0.22)	$0.21	$(0.32)

Diluted
Net income (loss)	$1,193	$(1,393)	$2,469	$(1,616)
Preferred stock dividends and discount accretion	293	289	881	867

Net income (loss) available to common shareholders	$900	$(1,682)	$1,588	$(2,483)

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.12	$(0.22)	$0.21	$(0.32)

Stock options for 29,500 common shares and warrants for 469,312 common shares were not considered in computing diluted earnings per common share for the three and nine-month periods ended September 30, 2011 and September 30, 2010 because they were anti-dilutive.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(6) Commitments, Contingencies and Off-Balance Sheet Risk
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2011 and December 31, 2010:

	Contract Amount
	September 30, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$7,607	$106,945	$3,161	$98,083
Overdraft protection	1,353	17,722	—	12,500
Letters of credit	200	439	275	1,288

	$9,160	$125,106	$3,436	$111,871

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 1.75% to 15.0% at September 30, 2011 and December 31, 2010. Maturities extend up to 30 years.
Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,123 on September 30, 2011 and $3,585 on December 31, 2010.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
(7) Pension Information
Net periodic pension expense was as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Service cost	$212	$210	$635	$630
Interest cost	203	190	611	570
Expected return on plan assets	(206)	(151)	(620)	(453)
Other components	85	65	257	194

Net periodic pension cost	$294	$314	$883	$941

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
The Corporation did not grant any stock options during the first nine months of 2011 or 2010, nor did any stock options become vested during the first nine months of 2011 or 2010. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
A summary of the activity in the plan is as follows:

	Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010
	Total options		Total options
	outstanding		outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	9 mos.	$20.50
$35.00	10,000	1 yrs. 6.5 mos.	35.00

Outstanding at quarter-end	29,500	1 yr. 0 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of September 30, 2011 and December 31, 2010, the aggregate intrinsic value of outstanding stock options was $0.

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
Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Management uses significant unobservable inputs to determine the fair value of one security (Level 3 inputs).
Equity securities: The fair values of equity securities available for sale are determined by review of quoted prices for the specific securities, when available (Level 1 inputs).
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

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$52,031	$—
Obligations of states and political subdivisions	—	65,934	526
Mortgage-backed securities in government sponsored entities	—	90,541	—
Equity securities in financial institutions	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$20,744
Other real estate owned	—	—	1,080

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$55,707	$—
Obligations of states and political subdivisions	—	59,909	560
Mortgage-backed securities in government sponsored agencies	—	68,100	—
Equity securities in financial institutions	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$15,310
Other real estate owned	—	1,795	—

First Citizens Banc Corp
Notes to Interim Consolidated Financial Statements (Unaudited)
Form 10-Q
(Amounts in thousands, except share data)
The following table presents the changes in the Level 3 fair-value category for the period ended September 30, 2011. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale

Beginning balance January 1, 2011	$560
Principal payments	(34)

Ending balance September 30, 2011	$526
The carrying amount and fair values of financial instruments not previously presented were as follows.

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$85,749	$85,749	$79,030	$79,030
Other securities	15,388	15,388	15,344	15,344
Loans, available for sale	483	483	—	—
Loans, net of allowance for loan losses	755,564	769,402	745,555	763,768
Accrued interest receivable	5,061	5,061	4,382	4,382

Financial Liabilities:
Deposits	911,762	914,474	892,463	895,950
Federal Home Loan Bank advances	70,303	73,369	50,327	53,162
U.S. Treasury interest-bearing demand note payable	2,339	2,339	2,008	2,008
Securities sold under agreement to repurchase	19,283	19,283	21,842	21,842
Subordinated debentures	29,427	21,059	29,427	15,883
Accrued interest payable	344	344	362	362

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
The following discussion focuses on the consolidated financial condition of the Corporation at September 30, 2011 compared to December 31, 2010 and the consolidated results of operations for the three and nine-month periods ended September 30, 2011, compared to the same period in 2010. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to various matters, including, without limitation, anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities, governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.
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
Financial Condition
Total assets of the Corporation at September 30, 2011 were $1,145,185 compared to $1,100,622 at December 31, 2010, an increase of $44,563, or 4.0 percent. The increase in total assets was mainly attributed to increased investment securities and loans. Total liabilities at September 30, 2011 were $1,042,649 compared to $1,003,672 at December 31, 2010, an increase of $38,977, or 3.9 percent. The increase in total liabilities was mainly attributed to increases in non interest-bearing deposits and Federal Home Loan Bank (FHLB) advances.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Net loans have increased $10,009 or 1.3 percent since December 31, 2010. The commercial and agricultural, commercial real estate, and other portfolios increased $767, $23,480, and $628, respectively, since December 31, 2010. The real estate, real estate construction, and consumer loan portfolios decreased $12,626, $574, and $747, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current decrease in real estate, real estate construction and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market and a decline in the demand for construction loans.
The Corporation had $483 loans held for sale at September 30, 2011. The Corporation had no loans held for sale at December 31, 2010. At September 30, 2011, the net loan to deposit ratio was 82.9 percent compared to 83.5 percent at December 31, 2010. This ratio has declined in 2011 due to increased deposits.
For the nine months of operations in 2011, $7,700 was placed into the allowance for loan losses from earnings, compared to $14,440 in the same period of 2010. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although specific reserves required increases compared to December 31, 2010, general reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have decreased to $6,781, compared to $8,111 in 2010 as both the amount of gross charge-offs and the number of charge-offs have decreased. For the year the Corporation has charged off one hundred and seventy-five loans. One hundred five Real Estate Mortgages totaling $2,881 net of recoveries, eighteen Commercial Real Estate loans totaling $2,627 net of recoveries, eighteen Commercial and Agriculture loans totaling $769 net of recoveries, and two Real Estate Construction loans totaling $430 were charged off in the first nine months of the year. In addition, thirty-two Consumer loans were charged off, although the net amount charged off was only $74. For each loan category, except Real Estate Construction, as well as in total, the percentage of net charge-offs to loans was less than one percent. Real Estate Construction’s percentage of net charge-offs to loans was 1.1 percent. Nonperforming loans have increased by $1,946, of which $865 was due to a decrease in loans past due 90 days but still accruing and $2,811 was due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 2.92 at September 30, 2011 and 2.84 percent at December 31, 2010.
The available for sale security portfolio increased by $24,756, from $184,952 at December 31, 2010, to $209,708 at September 30, 2011. The increase is the result of additional securities purchases made in the first quarter above scheduled maturities and reinvestment of profits. These purchases were made to generate additional asset yield but did not significantly change the characteristics of the portfolio. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of September 30, 2011, the Corporation was in compliance with all pledging requirements.
Bank owned life insurance (BOLI) increased $5,477 from December 31, 2010 to September 30, 2011 due to the purchase of $5,000 of additional BOLI and to income earned on the BOLI investments. BOLI was purchased as an alternative to replacing maturing securities, and is being used to help recover employee costs, including healthcare, group term life, and 401(k) expenses.
Office premises and equipment, net, have decreased $91 from December 31, 2010 to September 30, 2011, as a result of depreciation of $1,145 and disposals of $48, offset by new purchases of $1,102.
Total deposits at September 30, 2011 increased $19,299 from year-end 2010. Noninterest-bearing deposits increased $16,535 from year-end 2010, while interest-bearing deposits, including savings and time deposits, increased $2,764 from December 31, 2010. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit increase was due to an increase in savings accounts and time certificates offset by decreases in the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS), interest bearing demand deposit accounts and individual retirement accounts (IRA). Savings accounts increased $19,723 from year-end 2010, which included increases of $7,037 in statement savings, $6,946 in money market savings and $5,155 in public fund money market savings. Interest bearing-deposits, CDARS and IRA deposits decreased $18,763 from year end 2010, which included decreases of $7,074 in interest-bearing deposits, $4,238 in CDARS accounts and $7,451 in IRA accounts. The year-to-date average balance of total deposits increased $23,685 compared to the average balance of the same period in 2010. The increase in average balance is due to increases of $35,102 in demand deposit accounts, $10,002 in statement savings accounts, $5,004 in money market savings, $4,670 in interest-bearing public funds, and $5,555 in public fund money market savings offset by decreases of $27,097 in CDARS accounts and $815 in brokered deposits.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Total borrowed funds have increased $17,748 from December 31, 2010 to September 30, 2011. At September 30, 2011, the Corporation had $70,303 in outstanding Federal Home Loan Bank advances compared to $50,327 at December 31, 2010. On February 15, 2011, the Corporation exchanged two FHLB advances with two new advances that are not substantially different. The first advance, in the amount of $20,000, had a remaining term of nineteen months with a fixed rate of 4.40%. The new replacement advance, in the amount of $20,000, has a term of forty-two months with a fixed rate of 2.06%.The second advance, in the amount of $2,500, had a remaining term of eleven months with a fixed rate of 4.74%. The new replacement advance, in the amount of $2,500, has a term of thirty months with a fixed rate of 1.49%. The replaced advances had pre-payment penalties associated with them of $1,199 and $98, respectively. The pre-payment penalties will be amortized as an adjustment of interest expense over the remaining term of the replacement advances. In addition, the Corporation, on July 27, 2011 obtained a short term advance in the amount of $20,000. The advance has a term of three months with a fixed rate of 0.08%. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $2,559 and U.S. Treasury Tax Demand Notes have increased $331 from December 31, 2010 to September 30, 2011.
Shareholders’ equity at September 30, 2011 was $102,536, or 9.0 percent of total assets, compared to $96,950 at December 31, 2010, or 8.8 percent of total assets. The increase in shareholders’ equity resulted from net income of $2,469 plus the increase in the market value of securities available for sale, net of tax, of $3,986 less preferred dividends paid of $869. Total outstanding common shares at September 30, 2011 and 2010 were 7,707,917.
Results of Operations
Nine Months Ended September 30, 2011 and 2010
The Corporation had net income of $2,469 for the nine months ended September 30, 2011, an increase of $4,085 from net loss of $1,616 for the first nine months of 2010. Basic and diluted earnings per common share were $.21 for the first nine months of 2011, compared to $(0.32) for the same period in 2010. The primary reasons for the changes in net income are explained below.
Net interest income for the first nine months of 2011 was $30,964, a decrease of $127 or 0.4 percent from $31,091 in the first nine months of 2010. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 1.0 percent from the first nine months last year from organic growth. Average loans for the first

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
nine months of 2011 decreased 3.5 percent compared to the first nine months of 2010. Interest expense on FHLB advances decreased $745 or 38.2 percent in the first nine months of 2011 compared to the same period in 2010. Average FHLB advances for the first nine months of 2011 decreased 19.8 percent compared to the first nine months of 2010. The interest rate paid on FHLB advances during the nine months of 2011 also decreased as compared to the same period in 2010 by 87 basis points. The Corporation’s net interest margin for the nine months ended September 30, 2011 and 2010 was 3.91% and 3.96%, respectively. Net interest margin decreased 5 basis points as net interest income decreased 0.4 percent while average earning assets increased 1.0 percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $7,700 for the first nine months of 2011, compared to $14,440 for the same period in 2010. Although specific reserves required increased compared to December 31, 2010, general reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2010.
Non-interest income for the first nine months of 2011 was $7,858, an increase of $590 or 8.1 percent from $7,268 for the same period of 2010. Service charge fee income for the first nine months of 2011 was $3,350, down $60 or 1.8 percent over the same period of 2010. Trust fee income was $1,577, up $199 or 14.4 percent over the same period in 2010. The increase is related to the recoveries in the financial markets and the related effect on assets under management, as well as a general increase in assets under management. ATM fee income for the first nine months of 2011 was $1,371, up $27 or 2.0 percent over the first nine months of 2010. Bank owned life insurance contributed $477 to non-interest income during the first nine months of 2011. Other non-interest income was $887, up $322 over the same period in 2010. This was the result of the Citizens’ participation in an income tax refund facilitation program, pursuant to which Citizens collected a fee for facilitating, and expediting, payment of refunds to taxpayers.
Non-interest expense for the first nine months of 2011 was $28,269, an increase of $1,015, from $27,254 reported for the same period of 2010. Salary and other employee costs were $14,588, up $1,630 or 12.6 percent as compared to the same period of 2010. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher commission costs for the first nine months of 2011. The number of full-time equivalent employees increased during the first nine months of 2011 to 303.3, up 8.7, compared to the same period of 2010. Occupancy and equipment costs were $2,787 down $186 or 6.3 percent compared to the same period in 2010. Contracted data processing costs were $612, down $75, or 10.9 percent compared to last year. State franchise taxes increased by $107 compared to the same period of 2010. Amortization expense decreased $42, or 4.6 percent from the nine months of 2010, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $212 during the first nine months of 2011 compared to the same period of 2010. The decrease is due to a decrease in the size of the assessment base. Professional service costs were $1,505 down $271 or 15.3 percent compared to the same period in 2010. The decrease is due to consulting services for loan work outs, core banking software analysis and the resolution of certain larger collection items in 2010 that were not recurring in 2011. Other operating expenses were $5,071, down $172 or 3.5 percent compared to the same period of 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Income tax expense for the first nine months of 2011 totaled $384 compared to an income tax benefit of $1,719 for the first nine months of 2010. The increase of $2,103 in the federal income taxes is mainly a result of the decrease in loan loss provision this year, coupled with an increase in total noninterest income.
Three Months Ended September 30, 2011 and 2010
The Corporation had net income of $1,193 for the three months ended September 30, 2011, an increase of $2,586 from net loss of $1,393 for the same three months of 2010. Basic and diluted earnings per common share were $.12 for the first three months of 2011, compared to $(0.22) for the same period in 2010. The primary reasons for the changes in net income are explained below.
Net interest income for the three months ended September 30, 2011 was $10,439, a decrease of $11 from $10,450 in the same three months of 2010. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased less than one percent from the third quarter last year. Average loans for the third quarter of 2011 decreased 2.0 percent compared to the third quarter of 2010. Interest expense on FHLB advances decreased $197 or 32.9 percent in the third quarter of 2011 compared to the same period in 2010. Average FHLB advances for the third quarter of 2011 decreased 1.7 percent compared to the third quarter of 2010. The interest rate paid on FHLB advances during the third quarter of 2011 also decreased as compared to the same period in 2010 by 129 basis points. The Corporation’s net interest margin for the three months ended September 30, 2011 and 2010 was 3.93% and 3.95%, respectively. Net interest margin decreased 2 basis points as net interest income decreased 0.1 percent while average earning assets increased by less than one percent.
The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $2,000 for the three months ended September 30, 2011, compared to $6,100 for the same period in 2010. Although specific reserves required increased compared to December 31, 2010, general reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2010.
Non-interest income for the three months ended September 30, 2011 was $2,664, an increase of $144 or 5.7 percent from $2,520 for the same period of 2010. Service charge fee income for the same three months of 2011 was $1,233, up $36 or 3.0 percent over the same period of 2010. Trust fee income was $505, up $48 or 10.5 percent over the same period in 2010. The increase is related to a general increase in assets under management. ATM fee income for the third quarter of 2011 was $473, up $1 or 0.2 percent over the same period of 2010. Bank owned life insurance contributed $173 to non-interest income during the three months ended September 30, 2011. Other non-interest income was $220, up $10 over the same period in 2010.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Non-interest expense for the three months ended September 30, 2011 was $9,599, an increase of $333, from $9,266 reported for the same period of 2010. Salary and other employee costs were $5,144, up $554 or 12.1 percent as compared to the same period of 2010. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher commission costs for the third quarter of 2011. The number of full-time equivalent employees increased during the third quarter of 2011 to 303.3, up 8.7, compared to the same period of 2010. Occupancy and equipment costs were $892 down $77 or 7.9 percent compared to the same period in 2010. Contracted data processing costs were unchanged at $200 compared to last year. State franchise taxes increased by $93 compared to the same period of 2010. Amortization expense decreased $14, or 4.6 percent from the same three months of 2010, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $155 during the same three months of 2011 compared to the same period of 2010. The decrease is due to a decrease in the size of the assessment base. Professional service costs were $509, down $180 or 26.1 percent compared to the same period in 2010. The decrease is due to consulting services for loan work outs, core banking software analysis and the resolution of certain larger collection items in 2010 that did not recur in 2011. Other operating expenses were $1,682, up $166 or 10.9 percent compared to the same period of 2010. In the third quarter of 2011, losses sustained on the sale of OREO properties increased $55 compared to the third quarter of 2010. In addition, travel and lodging and telephone expenses increased $30 and $22, respectively, compared to the third quarter of 2010.
Income tax expense for the three months ended September 30, 2011 totaled $311 compared to an income tax benefit of $1,003 for the same three months of 2010. This was an increase of $1,314. The increase in the federal income tax expense is mainly a result of the decrease in loan loss provision this year compared to last.

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
Capital Resources
Shareholders’ equity totaled $102,536 at September 30, 2011 compared to $96,950 at December 31, 2010. The increase in shareholders’ equity resulted from $2,469 of net income and a $3,986 net increase in the unrealized gain on securities. This was offset by preferred dividends paid of $869. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2011 and December 31, 2010 as identified in the following table:

	Total Risk
	Based	Tier I Risk	Leverage
	Capital	Based Capital	Ratio
Corporation Ratios — September 30, 2011	15.1%	13.3%	8.9%
Corporation Ratios — December 31, 2010	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%
The Corporation did not pay a cash dividend on its common shares during the first three quarters of 2011 or 2010. The Corporation did pay a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 each on February 15, May 15, 2011 and August 15, 2011.
Liquidity
Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $963, or 0.5 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.
Cash from operations for the quarter ended September 30, 2011 was $12,977. This includes net income of $2,469 plus net adjustments of $10,508 to reconcile net earnings to net cash provided by operations. Cash used for investing activities was $42,436 for the nine months ended September 30, 2011. The use of cash from investing activities is primarily due to securities purchases, loans made to customers, net of principal collected and the purchase of bank owned life insurance. Cash received from maturing and called securities totaled $46,344. This increase in cash was offset by the purchase of securities of $64,624, the purchase of bank owned life insurance of $5,000 and loans made to customers, net of principal collected of $18,843. Cash from financing activities for the first nine months of 2011 totaled $36,178. The increase of cash from financing activities is due to the net change in deposits and short term advance from the FHLB. The net change in deposits was $19,299 for the first nine months

First Citizens Banc Corp
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Form 10-Q
(Amounts in thousands, except share data)
of 2011. The increase in deposits was primarily due to an increase in non interest-bearing deposits, which increased $16,535 during the first nine months of 2011. In addition, the Corporation obtained a short term advance from the FHLB in the amount of $20,000. Cash was used by the early payoff of two FHLB long-term advances of $2,500 and $20,000, respectively, offset by two new FHLB long-term advances. Cash and cash equivalents increased from $79,030 at December 31, 2010 to $85,749 at September 30, 2011.
Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $20,000. As of September 30, 2011, Citizens had total credit availability with the FHLB of $104,961 of which $70,303 was outstanding.

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
The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2010 and September 30, 2011, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2011 and December 31, 2010. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2010 or September 30, 2011. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

First Citizens Banc Corp
Form 10-Q
(Amounts in thousands, except share data)

Net Portfolio Value

	September 30, 2010			December 31, 2010
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	134,437	(2,592)	-2%	145,476	160	0%
+100bp	135,911	(1,118)	-1%	150,062	4,746	3%
Base	137,029	—	—	145,316	—	—
-100bp	157,115	20,086	15%	154,728	9,412	6%
The change in net portfolio value from December 31, 2010 to September 30, 2011, is primarily a result of two factors. The yield curve has shifted downward and become flatter since the end of the year. Additionally, both the mix and overall size of assets and funding sources have changed. Assets have increased and the mix also shifted away from cash toward loans and securities, which leads to greater volatility. Funding sources also increased while the funding mix shifted from CDs to borrowed money and deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the value of assets, but smaller changes in liabilities. The change in the rates up scenarios for both the 200 and 100 basis point movements would lead to a faster decrease in the fair value of assets, compared to liabilities. Accordingly we would see a decrease in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.
ITEM 4. Controls and Procedures Disclosure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011, were effective.
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

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.
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

101
The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2011; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*

*
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
First Citizens Banc Corp

/s/ James O. Miller James O. Miller	November 9, 2011 Date
President, Chief Executive Officer

/s/ Todd A. Michel Todd A. Michel	November 9, 2011 Date
Senior Vice President, Controller

First Citizens Banc Corp
Index to Exhibits
Form 10-Q
Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp
Index to Exhibits
Form 10-Q

Exhibit	Description	Location
101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2011; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*	Included herewith

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