Form 10-K
period 2011-12-31
FIRST CITIZENS BANC CORP /OH
filed 2012-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0 - 25980

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34 - 1558688
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

100 East Water Street, Sandusky, Ohio 44870

(Address of principal executive offices) (Zip Code)

(419) 625 - 4121

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes   ☐     No   ☒

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

    Yes   ☒     No   ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2011 was $23,635,510. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.

As of February 29, 2012, there were 7,707,917 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (the “2011 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement, for the registrant’s 2012 Annual Meeting of Shareholders to be held on April 17, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Corporation. The Corporation had total consolidated assets of $1,112,977 at December 31, 2011.

THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2) , West Liberty and Quincy. Additionally, Citizens operates a loan production office in Port Clinton, Ohio. Citizens accounted for 99.5% of the Corporation’s consolidated assets at December 31, 2011.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency were not significant as of December 31, 2011.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. were not significant as of December 31, 2011.

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

Interest and fees on loans accounted for 70% of total revenue for 2011, 71% of total revenue for 2010, and 72% of total revenue for 2009. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 35% of the total loan portfolio in 2011, 39% of the total loan portfolio in 2010, 40% of the total loan portfolio in 2009. Commercial real estate loans comprised 47% of the total loan portfolio in 2011, 44% in 2010, and 42% in 2009. Commercial and agricultural loans comprised 11% of the total loan portfolio in 2011, 11% in 2010, and 12% in 2009. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Citizens may not declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2011, Citizens was not restricted from paying dividends to the Corporation by regulation.

The Corporation’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste mitigation or cleanup.

Competition

The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Union, Madison and Richland Counties in Ohio. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within Citizens’ market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

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

Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 (GLBA) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. In March, 2000, FCBC became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against a bank, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC. On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund. Specifically, the final rule set a target size for the Deposit Insurance Fund at 2 percent of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule went into effect beginning with the second quarter of 2011.

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

Sarbanes-Oxley Act of 2002: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (Nasdaq) has also adopted corporate governance rules. The Board of Directors of the Corporation has taken a series of actions to strengthen and improve the Corporation’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Corporation. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9 A “Controls and Procedures” in Part II of this Form 10-K for FCBC’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiary: As an Ohio chartered bank, Citizens is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (ODFI). In addition, Citizens is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Citizens is subject to periodic examinations by the ODFI, and Citizens is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

Regulatory Capital Requirements: The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, FCBC must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2” capital. In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Substantially similar capital requirements apply to state-chartered member banks, including Citizens.

At December 31, 2011, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 16 to the Corporation’s 2011 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2011, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Citizens to FCBC. Citizens may not pay a dividend if it would cause Citizens not to meet its capital requirements. In addition, the dividends that Citizens may pay to FCBC without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

TARP Capital Purchase Program: In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law on October 3, 2008 creating the Troubled Assets Relief Program (TARP). The U.S. Treasury (Treasury) created the Capital Purchase Program to stabilize the financial system by providing capital to viable financial institutions of all sizes throughout the United States. Under the Capital Purchase Program, Treasury provided $205 billion of capital to 707 financial institutions through the purchase of senior preferred shares on standardized terms, which included warrants for future Treasury purchases of common stock. The Capital Purchase Program is now closed.

The American Recovery and Reinvestment Act of 2009 (ARRA), was signed into law on February 17, 2009. ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all recipients of funds under the Capital Purchase Program, including FCBC, as long as any obligation arising from the financial assistance provided to the recipient under the Capital Purchase Program remains outstanding, excluding any period during which Treasury holds only warrants to purchase common stock of a TARP participant. ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to Treasury any financial assistance received under the Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.

On January 23, 2009, FCBC completed the sale to the Treasury of $23,184,000 of newly-issued FCBC non-voting preferred shares (Series A Preferred Shares) as part of the Capital Purchase Program (CPP). To finalize FCBC’s participation in the CPP, FCBC and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto (the Securities Purchase Agreement). Pursuant to the terms of the Securities Purchase Agreement, FCBC issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the Series A Preferred Shares), and (2) a warrant (the Warrant) to purchase 469,312 FCBC common shares, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by FCBC to the Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act.

As long as the Series A Preferred Shares remain outstanding, FCBC is permitted to declare and pay dividends on its common shares so long as all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. However, until the third anniversary of the sale of the Series A Preferred Shares, unless such shares have been transferred or redeemed in whole, any increase in dividends on FCBC’s common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.15 per share) will require prior approval of Treasury. The terms of FCBC’s agreement with Treasury allow for additional restrictions, including those on dividends, to be imposed by Treasury, including unilateral amendments required to comply with legislative changes.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. FCBC is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect FCBC and Citizens:

•

the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•

the prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•

financial holding companies, such as FCBC, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home state;

•

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•

the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on FCBC, its subsidiaries, their respective customers or the financial services industry more generally.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (a) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (b) be compatible with effective internal controls and risk management and (c) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as FCBC. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (Proposed Rules). The Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation, (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss, (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules related to incentive-based compensation arrangements are excepted to be issued in the latter half of 2012.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

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

Statistical Information

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2011 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2011 and 2010 is included on pages 11 through 13—“Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2011 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2011	2010	2009
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$49,704	$55,707	$89,550
Obligations of states and political subdivisions	66,736	60,469	52,420
Mortgage-backed securities in government sponsored entities	87,518	68,100	64,646

Total debt securities	203,957	184,276	206,616

Equity securities in financial institutions	676	676	676

Total	$204,633	$184,952	$207,292

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2011 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	—	$17,134	1.13%	$11,966	1.94%	$20,603	2.52%
Obligations of states and political subdivisions (1)	1,943	3.93%	1,584	4.22%	8,306	3.81	54,903	4.80
Corporate bonds	—	—	—	—	—	—	—	—
Mortgage-backed securities in government sponsored entities	0	0.00	13	5.90%	16,417	2.30	71,088	3.18

Total	$1,943	3.93%	$18,732	1.40%	$36,688	2.52%	$146,594	3.70%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial and agricultural	$86,395	$84,913	$96,298	$109,375	$96,385
Commercial real estate	371,852	336,251	335,626	313,000	299,005
Residential real estate	274,995	295,038	314,552	325,962	343,160
Real estate construction	39,790	39,341	29,970	30,628	33,480
Consumer	10,409	11,590	14,083	17,409	20,359
Credit card and other	1,827	190	207	400	2,467
Leases	—	—	82	164	185

	$785,268	$767,323	$790,818	$796,938	$795,041

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2011 and 2010, the Corporation was contingently liable for $624 and $1,563, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2011 and 2010, Citizens had commitments to extend credit in the aggregate amounts of approximately $137,771 and $113,744, respectively. Of these amounts, $118,623 and $101,244 represented lines of credit and construction loans, and $19,147 and $12,500 represented overdraft protection commitments at December 31, 2011 and 2010, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2011 and 2010.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2011, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and agricultural	$28,824	$31,679	$25,892	$86,395
Commercial real estate	59,925	53,961	257,966	371,852
Real estate construction	11,012	10,332	18,446	39,790

	$99,762	$95,971	$302,304	$498,037

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$38,811	$57,161
Due after five years	61,079	241,225

	$99,889	$298,385

The preceding maturity information is based on contract terms at December 31, 2011 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$25,768	$22,175	$25,198	$17,943	$9,308

Loans contractually past due 90 days or more as to principal or interest payments (2)	1,301	2,241	514	3,053	2,423

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	10,284	8,561	9,163	1,173	2,435

Total	$37,353	$32,977	$34,875	$22,169	$14,166

Impaired loans included in above totals	15,472	8,784	13,989	8,800	3,757
Impaired loans not included in above totals	11,908	10,389	8,747	5,837	9,208

Total impaired loans	$27,380	$19,173	$22,736	$14,637	$12,965

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Credit card loans are charged-off before reaching 120 days of delinquency. Once a loan is placed on nonaccrual, interest is then recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due ninety days or more as to principal or interest payments.

There were no loans as of December 31, 2011, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2011. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2011 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $1,591. The amount of interest income on such loans actually included in net income in 2011 was $1,361.

Interest income recognition associated with impaired loans was as follows.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$2,028	$654	$828	$626	$1,008

There were no foreign loans outstanding for any period presented. No concentrations of loans exceeded 10% of total loans for the periods presented.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$763,918	$784,263	$789,347	$799,413	$586,889

Allowance for loan losses at beginning of year	$21,768	$15,271	$8,862	$7,374	$8,060
Loan charge-offs:
Commercial and agricultural	2,447	2,710	3,013	2,478	1,802
Commercial real estate	4,561	4,653	1,493	2,530	736
Real estate mortgage	3,748	4,029	2,393	1,952	711
Real estate construction	981	799	497	33	29
Consumer	193	460	655	788	750
Credit card and other	—	—	—	—	—
Leases	—	—	—	17	—

	11,930	12,651	8,051	7,798	4,028
Recoveries of loans previously Charged-off:
Commercial and agricultural	307	303	204	389	310
Commercial real estate	390	650	364	158	242
Real estate mortgage	429	99	363	197	173
Real estate construction	387	—	—	18	7
Consumer	106	156	206	282	311
Credit card and other	—	—	—	—	2
Leases	—	—	—	35	—

	1,619	1,208	1,137	1,079	1,045

Net charge-offs (1)	(10,311)	(11,443)	(6,914)	(6,719)	(2,983)
Balance from acquisition	—	—	—	—	1,277
Provision for loan losses (2)	9,800	17,940	13,323	8,207	1,020

Allowance for loan losses at yearend	$21,257	$21,768	$15,271	$8,862	$7,374

Allowance for loan losses as a percent of loans at year-end	2.71%	2.84%	1.93%	1.11%	0.93%

Ratio of net charge-offs during the year to average loans outstanding	1.35%	1.46%	0.88%	0.84%	0.52%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy and specific business.
(2)	The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2011		2010
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$2,876	11.0%	$3,639	11.1%
Commercial real estate	10,571	47.4	9,827	43.8
Real estate mortgage	5,796	35.0	4,569	38.5
Real estate construction	974	5.1	2,139	5.1
Consumer	719	1.3	726	1.5
Credit card and other	—	—	—	—
Unallocated	321	0.2	868	—

	$21,257	100.0%	$21,768	100.0%

	2009		2008
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$2,957	12.2%	$1,220	13.7%
Commercial real estate	6,042	42.4	3,330	39.3
Real estate mortgage	3,917	39.8	2,524	40.9
Real estate construction	1,109	3.8	699	3.8
Consumer	401	1.8	442	2.2
Credit card and other	—	—	—	0.1
Leases	—	—	—	—
Unallocated	845	—	647	—

	$15,271	100.0%	$8,862	100.0%

	2007
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$1,735	12.4%
Commercial real estate	3,059	37.7
Real estate mortgage	1,551	43.0
Real estate construction	183	4.1
Consumer	359	2.5
Credit card and other	—	0.3
Leases	—	—
Unallocated	487	—

	$7,374	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to loans that are individually classified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard that are not individually examined, and general reserves, which are based on a rolling average of historical net charge-offs. The allowance for loan losses to total loans decreased from 2.84% in 2010 to 2.71% in 2011. The unallocated reserve of FCBC and its affiliates declined from $868 in 2010 to $321 in 2011. The decline is mostly due to a change in the way reserves related to economic factors is allocated. Beginning in 2011, these factors are applied as an adjustment to the historical charge-off rate for each segment of the portfolio. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others.

The increased reserves related to Commercial Real Estate is the result of increased loan volume, watch list, past due and non-accrual balances. The loss reserve allocation for commercial and agricultural and Real Estate loans decreased in 2011 due to a reduction of the loan balances on the watch list as well as a reduction on past due and non-accrual balances.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2011		2010		2009
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$176,435	N/A	$144,711	N/A	$126,934	N/A
Interest-bearing demand deposits	145,576	0.18%	144,800	0.34%	146,089	0.40%
Savings, including Money
Market deposit accounts	282,467	0.20%	262,109	0.40%	226,265	0.64%
Certificates of deposit, including IRA’s	305,837	1.40%	341,153	1.66%	364,200	2.34%

	$910,315		$892,773		$863,488

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2011 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$16,212	$929	$17,141
Over 3 through 6 months	17,065	1,295	18,360
Over 6 through 12 months	36,706	1,735	38,441
Over 12 months	19,322	2,975	22,297

	$89,305	$6,934	$96,239

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of the 2011 Annual Report. The dividend payout ratio was 5.8% in 2011 and 0% in 2010.

Short-term Borrowings

See Note 9 to the consolidated financial statements (located at page 57 of the 2011 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 11 through 13 of the 2011 Annual Report) for the statistical disclosures for short-term borrowings for 2011 and 2010.

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

A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us

•	A further impairment of certain intangible assets, such as goodwill

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

As a recipient of government funding under the CPP, we are also required to comply with the executive compensation and corporate governance standards established under ARRA and the Interim Final Rule during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which Treasury holds only warrants to purchase our common shares. For more information regarding these restrictions and our participation in the CPP, see the discussion under the heading “Supervision and Regulation – TARP Capital Purchase Program” in Item 1 of this Annual Report on Form 10-K.

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

WE DEPEND ON OUR SUBSIDIARY BANK FOR DIVIDENDS.

As a financial holding company, our principal source of funds to pay dividends on our common shares is dividends from Citizens. In the event that Citizens is unable to pay dividends, we may not be able to pay dividends on our common shares. Accordingly, our inability to receive dividends from Citizens could also have a material adverse effect on our business, financial condition and results of operations. Citizens is currently permitted to pay dividends.

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

TRADING IN OUR COMMON SHARES IS VERY LIMITED, WHICH MAY ADVERSELY AFFECT THE TIME AND THE PRICE AT WHICH YOU CAN SELL YOUR COMMON SHARES.

Although the common shares of the Corporation are quoted on The NASDAQ Capital Market, trading in the Corporation’s common shares is not active, and the spread between the bid and the ask price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price.

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

WE MAY BE THE SUBJECT OF LITIGATION WHICH COULD RESULT IN LEGAL LIABILITY AND DAMAGE TO OUR BUSINESS AND REPUTATION

From time to time, we may be subject to claims or legal action from customers, employees or others. Financial institutions like FCBC and Citizens are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business.

WE DEPEND UPON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND OTHER PARTIES

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and other parties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is inaccurate or incomplete.

THE RECENT REPEAL OF FEDERAL PROHIBITIONS ON PAYMENT OF INTEREST ON DEMAND DEPOSITS COULD INCREASE OUR INTEREST EXPENSE

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

FCBC neither owns nor leases any properties. Citizens owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns branch banking offices in the following Ohio communities; Sandusky (2), Norwalk, Berlin Heights, Castalia, New Washington, Shelby (3), Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Dublin, Hilliard, Plain City, Russells Point, Urbana (2), and Quincy. Citizens leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty and Willard. Additionally, Citizens currently owns a loan production office in Port Clinton, Ohio.

Item 3. Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2011 Annual Report.

As of December 31, 2011, there were approximately 1,349 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s common shares.

Information regarding the restrictions on the Corporation’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Corporation did not repurchase any of its common shares during 2011.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2011 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 16 of the 2011 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 16 through 18 of the 2011 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 76 of the 2011 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 20—“Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 75 of the 2011 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2011 and 2010

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Corporation has had no disagreements with its independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this Item.

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 20 through 22 of the 2011 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9 B. Other Information

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2011 that was not disclosed.

PART III

Information relating to the Items 10, 11, 12, 13 and 14 of this Part III is included in the 2012 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers of the Corporation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Meetings and Committees – Audit Committee,” and “Corporate Governance—Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2011 Compensation of Directors” in the 2012 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Corporation” in the 2012 Proxy Statement is incorporated herein by reference in response to this Item.

Equity Compensation Plan Information

The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	29,500	$25.42	0	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	29,500	$25.42	0

(1)	The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance—Transactions with Directors, Officers and Associates” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2012 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents filed as a Part of the Report

1	Financial Statements. First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 76 of the 2011 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2011 and 2010

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

10.2*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.3*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.3 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.4*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.4 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.5*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.5 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.6*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.7*	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.8*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.9*	Change in Control Agreement - Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.10*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.11*	Change in Control Agreement - Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.12	Supplemental Nonqualified Executive Retirement Plan	Included herewith

10.13	Amendment to Supplemental Nonqualified Executive Retirement Plan	Included herewith

11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2011 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Financial Officer	Included herewith

*	Management contract or compensatory plan or arrangement

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
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Date: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2012 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA, CFE, FCPA, CFF
Thomas A. Depler, Director	Allen R. Nickles, CPA, CFE, FCPA, CFF, Director

/s/ Allen R. Maurice	/s/ John P. Pheiffer
Allen R. Maurice, Director	John P. Pheiffer, Director

/s/ James O. Miller	/s/ David A. Voight
James O. Miller, President & CEO, Director	David A. Voight, Chairman of the Board

/s/ W. Patrick Murray	/s/ Daniel J. White
W. Patrick Murray, Director	Daniel J. White, Director

FIRST CITIZENS BANC CORP

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

INDEX TO EXHIBITS

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Warrant to purchase 469,312 Shares of Common Stock of First Citizens Banc Corp, issued to the U.S. Department of the Treasury on January 23, 2009.	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

10.2*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James O. Miller.	Filed as Exhibit 10.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.3*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Todd A. Michel.	Filed as Exhibit 10.3 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.4*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Richard J. Dutton.	Filed as Exhibit 10.4 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.5*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and James E. McGookey.	Filed as Exhibit 10.5 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.6*	Letter Agreement, dated December 23, 2009, between First Citizens Banc Corp and Charles C. Riesterer.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 and incorporated herein by reference (File No. 0-25980).

10.7*	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.8*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.9*	Change in Control Agreement - Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.10*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.11*	Change in Control Agreement - Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.12	Supplemental Nonqualified Executive Retirement Plan	Included herewith

10.13	Amendment to Supplemental Nonqualified Executive Retirement Plan	Included herewith

11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2010 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Financial Officer	Included herewith

*	Management contract or compensatory plan or arrangement