Form 10-Q
period 2012-03-31
FIRST CITIZENS BANC CORP /OH
filed 2012-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 8, 2012—7,707,917 shares

FIRST CITIZENS BANC CORP

Part I—Financial Information

ITEM 1. Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from financial institutions	$86,931	$52,127
Securities available for sale	211,503	204,633
Loans held for sale	855	598
Loans, net of allowance of $22,024 and $21,257	741,623	764,011
Other securities	15,474	15,388
Premises and equipment, net	17,582	17,774
Accrued interest receivable	4,553	3,787
Goodwill	21,720	21,720
Core deposit and other intangibles	3,835	4,113
Bank owned life insurance	18,127	17,963
Other assets	11,231	10,863

Total assets	$1,133,434	$1,112,977

LIABILITIES
Deposits
Noninterest-bearing	$193,857	$189,382
Interest-bearing	725,278	711,864

Total deposits	919,135	901,246
Federal Home Loan Bank advances	50,287	50,295
Securities sold under agreements to repurchase	19,751	19,029
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	11,426	10,452

Total liabilities	1,030,026	1,010,449

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,155	23,151
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Retained deficit	(16,899)	(17,667)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(60)	(168)

Total shareholders’ equity	103,408	102,528

Total liabilities and shareholders’ equity	$1,133,434	$1,112,977

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$10,390	$10,573
Taxable securities	1,273	1,398
Tax-exempt securities	426	427
Federal funds sold and other	29	16

Total interest income	12,118	12,414
Interest expense
Deposits	1,063	1,423
Federal Home Loan Bank advances	393	412
Subordinated debentures	212	195
Other	5	12

Total interest expense	1,673	2,042

Net interest income	10,445	10,372
Provision for loan losses	2,400	3,000

Net interest income after provision for loan losses	8,045	7,372

Noninterest income
Service charges	1,062	1,029
Net loss on sale of securities	(2)	—
ATM fees	444	432
Trust fees	525	552
Bank owned life insurance	164	135
Computer center item processing fees	71	68
Other	702	452

Total non interest income	2,966	2,668
Noninterest expense
Salaries, wages and benefits	4,961	4,556
Net occupancy expense	553	634
Equipment expense	298	320
Contracted data processing	217	208
FDIC assessment	251	355
State franchise tax	253	241
Professional services	403	302
Amortization of intangible assets	278	290
ATM expense	147	144
Marketing	195	192
Other operating expenses	1,764	1,946

Total noninterest expense	9,320	9,188

Income before income taxes	1,691	852
Income tax expense	398	99

Net income	$1,293	$753

Preferred stock dividends and discount accretion	294	293

Net income available to common shareholders	$999	$460

Earnings per common share, basic and diluted	$0.13	$0.06

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$1,293	$753

Unrealized holding gains on available for sale securities	163	1,049
Tax effect of unrealized holdings gains on available for sale securities	(56)	(357)
Reclassification adjustment for loss later recognized in income	2	—
Tax effect of reclassification adjustment for loss later recognized in income	(1)	—

Net unrealized gains	165	1,049

Total other comprehensive income	108	692

Comprehensive income	$1,401	$1,445

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Equity
Balance, January 1, 2012	23,184	$23,151	7,707,917	$114,447	$(17,667)	$(17,235)	$(168)	$102,528

Net Income	—	—	—	—	1,293	—	—	1,293

Other Comprehensive income, net of reclassification and tax effect	—	—	—	—	—	—	108	108

Accretion of discount on preferred stock	—	4	—	—	(4)	—	—	—

Cash dividends ($.03 per share)	—	—	—	—	(231)	—	—	(231)

Preferred stock dividend	—	—	—	—	(290)	—	—	(290)

Balance, March 31, 2012	23,184	$23,155	7,707,917	$114,447	$(16,899)	$(17,235)	$(60)	$103,408

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Net cash from operating activities	$4,170	$5,907

Cash flows from investing activities
Maturities and calls of securities, available-for-sale	15,600	15,130
Purchases of securities, available-for-sale	(28,314)	(28,782)
Security sales	5,372	300
Redemption of FRB stock	—	83
Purchases of FRB stock	(86)	(6)
Purchase of bank owned life insurance	—	(5,000)
Loans made to customers, net of principal collected	19,874	13,401
Proceeds from sale of OREO properties	279	150
Proceeds from sale of property	6	—
Net purchases of office premises and equipment	(179)	(257)

Net cash (used for) provided by investing activities	12,552	(4,981)

Cash flows from financing activities
Repayment of FHLB borrowings	(8)	(8)
Repayment of long-term FHLB advances	—	(22,500)
Proceeds from long-term FHLB advances	—	22,500
Net change in deposits	17,889	15,159
Net change in securities sold under agreements to repurchase	722	(358)
Net change in U. S. Treasury interest-bearing demand note payable	—	(616)
Dividends paid	(521)	(290)

Net cash from financing activities	18,082	13,887

Net change in cash and due from financial institutions	34,804	14,813
Cash and cash equivalents at beginning of period	52,127	79,030

Cash and cash equivalents at end of period	$86,931	$93,843

Cash paid during the period for:
Interest	$1,688	$2,049
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$79	$452

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

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2012 and its results of operations and changes in cash flows for the periods ended March 31, 2012 and 2011 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2011 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2012. Water St. revenue was less than 1.0% of total revenue through March 31, 2012. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This Update did not have a significant impact on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Corporation has provided the necessary disclosure in Note 9.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Corporation has provided the necessary disclosure in the Consolidated Comprehensive Income Statement.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This Update addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, the amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and did not have a significant impact on the Corporation’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(2)	Securities

Available for sale securities at March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$50,843	$286	$(158)	$50,971
Obligations of states and political subdivisions	64,046	5,625	(27)	69,644
Mortgage-backed securities in government sponsored entities	87,694	2,691	(89)	90,296

Total debt securities	202,583	8,602	(274)	210,911

Equity securities in financial institutions	481	111	—	592

Total	$203,064	$8,713	$(274)	$211,503

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$49,305	$399	$—	$49,704
Obligations of states and political subdivisions	61,508	5,240	(12)	66,736
Mortgage-backed securities in government sponsored entities	85,063	2,582	(128)	87,518

Total debt securities	195,876	8,221	(140)	203,957

Equity securities in financial institutions	481	195	—	676

Total	$196,357	$8,416	$(140)	$204,633

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value of securities at March 31, 2012, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Fair Value
Due in one year or less	$1,864
Due after one year through five years	22,680
Due after five years through ten years	35,465
Due after ten years	60,606
Mortgage-backed securities	90,296
Equity securities	592

Total securities available for sale	$211,503

Proceeds from the sale of securities were $5,372 for the three-month period ended March 31, 2012. Included in those sales were gross gains of $32 and gross losses of $34. Proceeds from the sale of securities during the quarter ended March 31, 2011 were $300. There were no gains or losses during the quarter ended March 31, 2011.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $147,766 and $156,114 as of March 31, 2012 and December 31, 2011, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2012 and December 31, 2011 not recognized in income are as follows:

March 31, 2012	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,564	$(158)	$—	$—	$13,564	$(158)
Obligations of states and political subdivisions	1,942	(27)	—	—	1,942	(27)
Mortgage-backed securities in gov’t sponsored entities	18,591	(89)	—	—	18,591	(89)

Total temporarily impaired	$34,097	$(274)	$—	$—	$34,097	$(274)

December 31, 2011	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$1,309	$(10)	$160	$(2)	$1,469	$(12)
Mortgage-backed securities in gov’t sponsored entities	20,915	(128)	—	—	20,915	(128)

Total temporarily impaired	$22,224	$(138)	$160	$(2)	$22,384	$(140)

At March 31, 2012 there are twenty-four securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3)	Loans

Loan balances were as follows:

	March 31,	December 31,
	2012	2011
Commercial and agriculture	$75,254	$86,395
Commercial real estate	375,647	371,852
Real estate—mortgage	262,951	274,995
Real estate—construction	39,138	39,790
Consumer	10,657	12,236

Total loans	763,647	785,268
Allowance for loan losses	(22,024)	(21,257)

Net loans	$741,623	$764,011

(4)	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Corporation has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: Commercial and Agricultural loans, Commercial Real Estate loans, Real Estate Mortgage loans, Real Estate Construction loans and Consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. These historical loss percentages are calculated over a three-year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

•	Changes in lending policies and procedures

•	Changes in experience and depth of lending and management staff

•	Changes in quality of Bank’s credit review system

•	Changes in nature and volume of the loan portfolio

•	Changes in past due, classified and nonaccrual loans and TDRs

•	Changes in economic and business conditions

•	Changes in competition or legal and regulatory requirements

•	Changes in concentrations within the loan portfolio

•	Changes in the underlying collateral for collateral dependent loans

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $22,024 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the three month period ended March 31, 2012 and 2011. The allowance for Real Estate Construction loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for this loan type and is represented as a decrease in the provision. The allowance for consumer loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The allowance related to the unallocated segment was also reduced.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending March 31, 2012

Allowance for loan losses:

Beginning balance	$2,876	$10,571	$5,796	$974	$719	$321	$21,257
Charge-offs	(132)	(776)	(766)	(105)	(44)	—	(1,823)
Recoveries	35	24	52	61	18	—	190
Provision	263	1,151	1,175	(73)	(90)	(26)	2,400

Ending Balance	$3,042	$10,970	$6,257	$857	$603	$295	$22,024

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending March 31, 2011

Allowance for loan losses:

Beginning balance	$3,639	$9,827	$4,569	$2,139	$726	$868	$21,768
Charge-offs	(184)	(130)	(712)	(249)	(71)	—	(1,346)
Recoveries	54	67	86	—	27	—	234
Provision	—	1,916	2,028	(178)	8	(774)	3,000

Ending Balance	$3,509	$11,680	$5,971	$1,712	$690	$94	$23,656

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2012

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$558	$3,330	$829	$77	$—	$—	$4,794

Ending balance:
Collectively evaluated for impairment	$2,484	$7,640	$5,428	$780	$603	$295	$17,230

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$5,214	$18,208	$3,936	$335	$—		$27,693

Ending balance:
Collectively evaluated for impairment	$70,040	$357,439	$259,015	$38,803	$10,657		$735,954

Ending Balance	$75,254	$375,647	$262,951	$39,138	$10,657		$763,647

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
Allowance for loan losses:

December 31, 2011

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$618	$3,094	$860	$239	$—	$—	$4,811

Ending balance:
Collectively evaluated for impairment	$2,258	$7,477	$4,936	$735	$719	$321	$16,446

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$5,258	$17,700	$3,846	$576	$—		$27,380

Ending balance:
Collectively evaluated for impairment	$81,137	$354,152	$271,149	$39,214	$12,236		$757,888

Ending Balance	$86,395	$371,852	$274,995	$39,790	$12,236		$785,268

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table represents credit exposures by internally assigned grades for the period ended March 31, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades are as follows:

•	Pass—loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention—loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•

Substandard—loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected.

•

Doubtful—loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss—loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated—Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

	Commercial
	&	Commercial	Residential	Real Estate
March 31, 2012	Agriculture	Real Estate	Real Estate	Construction	Consumer	Total
Pass	$63,599	$324,474	$86,832	$33,258	$627	$508,790
Special Mention	4,878	15,246	4,890	740	—	25,754
Substandard	6,777	35,927	16,660	2,688	11	62,063
Doubtful	—	—	—	—	—	—

Ending Balance	$75,254	$375,647	$108,382	$36,686	$638	$596,607

	Commercial
	&	Commercial	Residential	Real Estate
December 31, 2011	Agriculture	Real Estate	Real Estate	Construction	Consumer	Total
Pass	$73,011	$319,084	$92,577	$31,697	$2,208	$518,577
Special Mention	4,358	15,321	5,071	702	—	25,452
Substandard	9,026	37,447	17,764	5,067	—	69,304
Doubtful	—	—	—	—	—	—

Ending Balance	$86,395	$371,852	$115,412	$37,466	$2,208	$613,333

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the period ended March 31, 2012 and December 31, 2011 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential	Real Estate
March 31, 2012	Real Estate	Construction	Consumer	Total
Performing	$154,539	$2,452	$9,997	$166,988
Nonperforming	30	—	22	52

Total	$154,569	$2,452	$10,019	$167,040

	Residential	Real Estate
December 31, 2011	Real Estate	Construction	Consumer	Total
Performing	$159,291	$2,324	$10,027	$171,642
Nonperforming	292	—	1	293

Total	$159,583	$2,324	$10,028	$171,935

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2012 and December 31, 2011.

							Past Due
	30-59	60-89					90 Days
	Days	Days	90 Days or	Total Past			and
March 31, 2012	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
Commericial & Agriculture	$413	$196	$1,331	$1,940	$73,314	$75,254	$511
Commercial Real Estate	2,556	2,990	9,668	15,214	360,433	375,647	—
Residential Real Estate	4,964	771	6,187	11,922	251,029	262,951	220
Real Estate Construction	—	—	1,507	1,507	37,631	39,138	1,053
Consumer	27	35	22	84	10,573	10,657	22

Total	$7,960	$3,992	$18,715	$30,667	$732,980	$763,647	$1,806

							Past Due
	30-59	60-89					90 Days
	Days	Days	90 Days or	Total Past			and
December 31, 2011	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
Commericial & Agriculture	$229	$174	$509	$912	$85,483	$86,395	$19
Commercial Real Estate	4,156	1,369	9,466	14,991	356,861	371,852	737
Residential Real Estate	3,614	1,182	6,504	11,300	263,695	274,995	511
Real Estate Construction	—	—	45	45	39,745	39,790	45
Consumer	89	16	2	107	12,129	12,236	2

Total	$8,088	$2,741	$16,526	$27,355	$757,913	$785,268	$1,314

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

The following table presents loans on nonaccrual status as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
Commericial & Agriculture	$965	$940
Commercial Real Estate	15,635	15,346
Residential Real Estate	8,676	8,915
Real Estate Construction	454	567
Consumer	11	—

Total	$25,741	$25,768

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered troubled debt restructurings completed during the quarter ended March 31, 2012 were as follows:

For the Quarter Ended March 31, 2012
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commericial & Agriculture	3	$45	$37
Commercial Real Estate	3	1,206	1,206
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Consumer	—	—	—

Total Loan Modifications	6	$1,251	$1,243

For the Twelve Month Period Ended March 31, 2011
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commericial & Agriculture	—	$—	$—
Commercial Real Estate	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Consumer	—	—	—

Total Loan Modifications	—	$—	$—

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three month period ended March 31, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to March 31, 2012.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of March 31, 2012 and December 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commericial & Agriculture	$2,868	$5,415	$—	$1,411	$37
Commercial Real Estate	6,408	7,471	—	6,643	113
Residential Real Estate	881	1,129	—	871	15
Real Estate Construction	—	37	—	117	1

With an allowance recorded:
Commericial & Agriculture	$2,346	$3,649	$558	$2,484	$53
Commercial Real Estate	11,800	14,290	3,330	11,029	146
Residential Real Estate	3,055	4,638	829	3,158	63
Real Estate Construction	335	863	77	339	—

Total:
Commericial & Agriculture	$5,214	$9,064	$558	$3,895	$90
Commercial Real Estate	18,208	21,761	3,330	17,672	259
Residential Real Estate	3,936	5,767	829	4,029	78
Real Estate Construction	335	900	77	456	1

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commericial & Agriculture	$2,914	$3,010	$—	$1,892	$217
Commercial Real Estate	3,804	4,739	—	3,678	343
Residential Real Estate	862	953	—	1,468	60
Real Estate Construction	—	—	—	914	—

With an allowance recorded:
Commericial & Agriculture	$2,344	$3,645	$618	$2,822	$264
Commercial Real Estate	13,896	16,534	3,094	9,851	925
Residential Real Estate	2,984	4,127	860	2,283	202
Real Estate Construction	576	1,103	239	448	17

Total:
Commericial & Agriculture	$5,258	$6,655	$618	$4,714	$481
Commercial Real Estate	17,700	21,273	3,094	13,529	1,268
Residential Real Estate	3,846	5,080	860	3,751	262
Real Estate Construction	576	1,103	239	1,362	17

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

	Three months ended March 31,
	2012	2011
Basic
Net income	$1,293	$753
Preferred stock dividends and discount accretion	294	293

Net income available to common shareholders	$999	$460

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings per common share	$0.13	$0.06

Diluted
Net income	$1,293	$753
Preferred stock dividends and discount accretion	294	293

Net income available to common shareholders	$999	$460

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917

Diluted earnings per common share	$0.13	$0.06

Stock options for 29,500 common shares that have a price range of $20.50 to $35 and warrants for 469,312 common shares that have a price of $7.41 were not considered in computing diluted earnings per common share for the three-month periods ended March 31, 2012 and March 31, 2011 because they were anti-dilutive.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6)	Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for March 31, 2012 and December 31, 2011:

	Contract Amount
	March 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$6,452	$108,255	$6,913	$111,710
Overdraft protection	1,325	18,155	1,320	17,828
Letters of credit	200	431	200	424

	$7,977	$126,841	$8,433	$129,962

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.0% at March 31, 2012 and December 31, 2011, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,081 on March 31, 2012 and $998 on December 31, 2011.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7)	Pension Information

Net periodic pension expense was as follows:

	Three months ended March 31
	2012	2011
Service cost	$235	$212
Interest cost	229	204
Expected return on plan assets	(215)	(207)
Other components	90	86

Net periodic pension cost	$339	$295

The total amount of contributions expected to be paid by the Corporation in 2012 total $1,355, compared to $1,176 in 2011.

(8)	Stock Options

Options to buy stock could be granted to directors, officers and employees under the Corporation’s Stock Option and Stock Appreciation Rights Plan, which provided for issue of up to 225,000 options. The exercise price of stock options is determined based on the market price of the Corporation’s common shares at the date of grant. The maximum option term is ten years, and options normally vest after three years.

The Corporation did not grant any stock options during the first three months of 2012 or 2011, nor did any stock options become vested during the first three months of 2012 or 2011. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	3 mos.	$20.50
$35.00	10,000	1 yrs. 0.5 mos.	35.00

Outstanding at quarter-end	29,500	6 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of March 31, 2012 and December 31, 2011, the aggregate intrinsic value of outstanding stock options was $0.

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

Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Management uses significant unobservable inputs to determine the fair value of one security (Level 3 inputs). These inputs include appraised values of the underlying collateral and estimated costs to sell the collateral. The value of the collateral has been discounted to represent the value in a distressed sale situation.

Equity securities: The fair values of equity securities available for sale are determined by using market data inputs that are observable. (Level 2 inputs).

Impaired loans: The fair values of impaired loans are determined using the fair values of collateral for collateral dependent loans, or discounted cash flows. The Corporation uses independent appraisals, discounted cash flow models and other available data to estimate the fair value of collateral (Level 3 inputs).

Other real estate owned: The fair value of other real estate owned is determined using the fair value of collateral. The Corporation uses appraisals and other available data to estimate the fair value of collateral (Level 3 inputs). The appraised values are discounted to represent an estimated value in a distressed sale. Additionally, estimated costs to sell the property are used to further adjust the value.

Mortgage servicing rights: The fair value of mortgage servicing rights is determined by calculating the present value of expected future cash flows discounted at observable current market rates for similar instruments. (Level 2 inputs).

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2012 Using:
Assets:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$50,971	$—
Obligations of states and political subdivisions	—	69,135	509
Mortgage-backed securities in government sponsored entities	—	90,296	—
Equity securities in financial institutions	—	592	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$22,899
Other real estate owned	—	—	839
Mortgage Servicing Rights	—	105	—

	Fair Value Measurements at December 31, 2011 Using:
Assets:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$49,704	$—
Obligations of states and political subdivisions	—	66,219	517
Mortgage-backed securities in government sponsored entities	—	87,518	—
Equity securities in financial institutions	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$22,569
Other real estate owned	—	—	1,097
Mortgage Servicing Rights	—	60	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	22,899	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 -30 months
		Discounted cash flows	Change in interest rates	3% - 8.4%
Other real estate owned	839	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

The following table presents the changes in the Level 3 fair-value category for the period ended March 31, 2012. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale

Beginning balance January 1, 2012	$517
Principal payments	(8)

Ending balance March 31, 2012	$509

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

			Quoted
			Prices in
			Active	Significant	Significant
			Markets for	Other	Other
			Identical	Observable	Unobservable
March 31, 2012	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$86,931	$86,931	$86,931	$—	$—
Securities available for sale	203,064	211,503	—	210,994	509
Other securities	15,474	15,474	15,474	—	—
Loans, available for sale	855	855	855	—	—
Loans, net of allowance for loan losses	741,623	762,202	—	—	762,202
Bank owned life insurance	18,127	18,127	18,127	—	—
Accrued interest receivable	4,553	4,553	4,553	—	—

Financial Liabilities:
Nonmaturing deposits	640,293	640,293	640,293	—	—
Time deposits	278,842	281,604	—	—	281,604
Federal Home Loan Bank advances	50,287	53,947	—	—	53,947
Securities sold under agreement to repurchase	19,751	19,751	19,751	—	—
Subordinated debentures	29,427	25,740	—	—	25,740
Accrued interest payable	243	243	243	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$52,127	$52,127
Other securities	15,388	15,388
Loans, available for sale	598	598
Loans, net of allowance for loan losses	764,011	785,900
Bank owned life insurance	17,963	17,963
Accrued interest receivable	3,787	3,787

Financial Liabilities:
Deposits	901,246	911,945
Federal Home Loan Bank advances	50,295	52,263
Securities sold under agreement to repurchase	19,029	19,029
Subordinated debentures	29,427	26,461
Accrued interest payable	258	258

Cash and due from financial institutions:

The carrying amounts for cash and due from financial institutions approximate fair value because they have original maturities of less than 90 days and do not present unanticipated credit concerns.

Available-for-sale securities:

The fair value of securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities. Instead, this method relies on the securities relationship to other benchmark quoted securities (Level 2 inputs). For equity securities, management uses market information related to the value of similar institutions to determine the fair value (Level 2 inputs). Management uses significant unobservable inputs to determine the fair value of one security (Level 3 inputs). These inputs include appraised values of the underlying collateral and estimated costs to sell the collateral. The value of the collateral has been discounted to represent the value in a distressed sale situation.

Other securities:

The carrying value of regulatory stock approximates fair value based on applicable redemption provisions.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loans, available-for-sale:

Loans held for sale are priced individually at market rates on the day that the loan is locked for commitment to an investor. Because the holding period of such loans is typically short, the carrying value generally approximates the fair value at the time the commitment is received. All loans in the held-for-sale account conform to Fannie Mae underwriting guidelines, with specific intent of the loan being purchased by an investor at the predetermined rate structure.

Loans, net of allowance for loan losses:

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans has been estimated by discounting expected future cash flows of the underlying portfolios. The discount rates used in these calculations are generally derived from the treasury yield curve and is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate inherent in the loan. The estimated maturity is based on the Corporation’s historical experience with repayments for each loan classification. The off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are considered nominal. Changes in these significant unobservable inputs used in discounted cash flow analysis, such as the discount rate or prepayment speeds, could lead to changes in the underlying fair value.

Bank owned life insurance:

The carrying value of bank owned life insurance approximates the fair value based on applicable redemption provisions.

Accrued interest receivable and payable and securities sold under agreements to repurchase:

The carrying amounts for accrued interest receivable, accrued interest payable and securities sold under agreements to repurchase approximate fair value because they are generally received or paid in 90 days or less and do not present unanticipated credit concerns.

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand.

The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The deposits’ fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Federal Home Loan Bank advances:

Rates available to the Corporation for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of borrowed funds.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Subordinated debentures:

The fair value of subordinated debentures is based on the discounted value of contractual cash flows of the underlying debt agreements. The discount rate is estimated using the current rate for a 30 year mortgage-matched secured borrowing from the FHLB.

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

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at March 31, 2012 compared to December 31, 2011 and the consolidated results of operations for the three-month period ended March 31, 2012, compared to the same period in 2011. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to various matters, including, without limitation, anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities; governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.

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

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Corporation at March 31, 2012 were $1,133,434 compared to $1,112,977 at December 31, 2011, an increase of $20,457, or 1.8 percent. The increase in total assets was mainly attributed to increased cash and due from banks and investment securities. Total liabilities at March 31, 2012 were $1,030,026 compared to $1,010,449 at December 31, 2011, an increase of $19,577, or 1.9 percent. The increase in total liabilities was mainly attributed to increases in non interest-bearing deposits and interest–bearing deposits.

Net loans have decreased $22,388 or 2.9 percent since December 31, 2011. The commercial real estate portfolio increased $3,795 since December 31, 2011, while the commercial and agricultural, real estate, real estate construction, consumer loan and other portfolios decreased $11,141, $12,044, $652, $448 and $1,131, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in real estate, real estate construction and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market and a decline in the demand for construction loans.

Loans held for sale have increased $257 or 43.0 percent since December 31, 2011. At March 31, 2012, the net loan to deposit ratio was 80.7 percent compared to 84.8 percent at December 31, 2011. This ratio has declined in 2012 due to increased deposits and decreased loans.

For the three months of operations in 2012, $2,400 was placed into the allowance for loan losses from earnings, compared to $3,000 in the same period of 2011. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves required increases compared to December 31, 2011, specific reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have slightly increased to $1,633, compared to $1,112 in 2011. For the first three months of 2012, the Corporation has charged off sixty loans. Thirty-five Real Estate Mortgages totaling $714 net of recoveries, eight Commercial Real Estate loans totaling $752 net of recoveries, seven Commercial and Agriculture loans totaling $97 net of recoveries, and one Real Estate Construction loan totaling $44 net of recoveries were charged off in the first three months of the year. In addition, nine Consumer loans were charged off, although the net amount charged off was only $26. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $477, of which $504 was due to an increase in loans past due 90 days but still accruing and $27 was due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 2.89 at March 31, 2012 and 2.71 percent at December 31, 2011.

The available for sale security portfolio increased by $6,870, from $204,633 at December 31, 2011, to $211,503 at March 31, 2012. The increase is the result of additional securities purchases made in the first quarter above scheduled maturities and reinvestment of profits. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2012, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $164 from December 31, 2011 to March 31, 2012 due to income earned on the BOLI investments.

Office premises and equipment, net, have decreased $192 from December 31, 2011 to March 31, 2012, as a result of depreciation of $365 and disposals of $6, offset by new purchases of $179.

Total deposits at March 31, 2012 increased $17,889 from year-end 2011. Noninterest-bearing deposits increased $4,475 from year-end 2011, while interest-bearing deposits, including savings and time deposits, increased $13,414 from December 31, 2011. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit increase was due to an increase in savings accounts and interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $9,249 from year-end 2011, which included increases of $5,561 in statement savings and $5,774 in public fund money market savings, offset by a decrease in money market savings of $2,504. Interest-bearing deposits increased $13,316 from year end 2011, which included increases of $5,155 in interest-bearing checking accounts, $10,424 in interest-bearing public funds, offset by a decrease of $2,060 in NOW public funds. Time certificates and individual retirement accounts (IRA) decreased $7,967 and $972, respectively from year end 2011. The year-to-date average balance of total deposits decreased $3,869 compared to the average balance of the same period in 2011. The decrease in average balance is due to decreases of $13,682 in time certificates and $18,502 in CDARS accounts, offset by increases of $10,689 in demand deposit accounts, $10,689 in statement savings accounts and $6,080 in money market savings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total borrowed funds have increased $714 from December 31, 2011 to March 31, 2012. At March 31, 2012, the Corporation had $50,287 in outstanding Federal Home Loan Bank advances compared to $50,295 at December 31, 2011. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $722 from December 31, 2011 to March 31, 2012.

Shareholders’ equity at March 31, 2012 was $103,408, or 9.1 percent of total assets, compared to $102,528, or 9.2 percent of total assets at December 31, 2011. The increase in shareholders’ equity resulted from net income of $1,293 plus the increase in the fair value of securities available for sale, net of tax, of $108 less preferred dividends and common dividends paid of $290 and $231, respectively. Total outstanding common shares at March 31, 2012 and 2011 were 7,707,917.

Results of Operations

Three Months Ended March 31, 2012 and 2011

The Corporation had net income of $1,293 for the three months ended March 31, 2012, an increase of $540 from net income of $753 for the same three months of 2011. Basic and diluted earnings per common share were $.13 for the first three months of 2012, compared to $0.06 for the same period in 2011. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2012 was $10,445, an increase of $73 from $10,372 in the same three months of 2011. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Total interest income for the three months ended March 31, 2012 was $12,118, a decrease of $295 from $12,413 in the same three months of 2011. Average earning assets decreased less than one percent from the first quarter last year. Average loans, securities and interest-bearing deposits in other banks for the first quarter of 2012 increased 2.1 percent, 8.1 percent and 206.9 percent respectively compared to the first quarter of last year. These increases were offset by a decrease in average federal funds sold of 100.0 percent compared to the same period of 2011. The yield on earning assets decreased 9 basis points for the first quarter of 2012 compared to the first quarter of last year. The yield on loans and securities decreased 21 and 49 basis points respectively during the first quarter of 2012 compared to the first quarter of last year. These factors combined resulted in the decrease in total interest income for the first quarter of 2012. Total interest expense for the three months ended March 31, 2012 was $1,673, a decrease of $368 from $2,041 in the same three months of 2011. Interest expense on time deposits decreased $210 or 18.4 percent in the first quarter of 2012 compared to the same period in 2011. Average time deposits for the first quarter of 2012 decreased 10.8 percent compared to the first quarter of 2011. The interest rate paid on time deposits during the first quarter of 2012 also decreased as compared to the same period in 2011 by 12 basis points. The Corporation’s net interest margin for the three months ended March 31, 2012 and 2011 was 3.93% and 3.88%, respectively. Net interest margin increased 5 basis points as net interest income increased 0.1 percent while average earning assets decreased by less than one percent.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $2,400 for the three months ended March 31, 2012, compared to $3,000 for the same period in 2011. Although general reserves increased compared to December 31, 2011, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to March 31, 2012.

Non-interest income for the three months ended March 31, 2012 was $2,966, an increase of $298 or 11.2 percent from $2,668 for the same period of 2011. Service charge fee income for the first three months of 2012 was $1,062, up $33 or 3.2 percent over the same period of 2011. Trust fee income was $525, down $27 or 4.9 percent over the same period in 2011. The decrease is related to a large policy written in the first quarter of 2011, offset by a general increase in assets under management. ATM fee income for the first quarter of 2012 was $444, up $12 or 2.8 percent over the same period of 2011. BOLI contributed $164 to non-interest income during the three months ended March 31, 2012. Other non-interest income was $771, up $251 over the same period in 2011 as a result of the sale of loan collateral in the first quarter of 2012.

Non-interest expense for the three months ended March 31, 2012 was $9,320, an increase of $132, from $9,188 reported for the same period of 2011. Salary and other employee costs were $4,961, up $405 or 8.9 percent as compared to the same period of 2011. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher insurance costs for the first quarter of 2012. The number of full-time equivalent employees increased during the first quarter of 2012 to 300.8, up 8.9, compared to the same period of 2011. Occupancy and equipment costs were $851 down $103 or 10.8 percent compared to the same period in 2011. This decrease is mainly due to decreases in utility and ground maintenance expenses of $23 and $45 respectively for the first quarter of 2012 compared to the same period in 2011. The mild winter weather contributed to this decrease. Contracted data processing costs were $217, up $9 or 4.3 percent compared to the same period in 2011. State franchise taxes increased by $12 compared to the same period of 2011. Amortization expense decreased $12, or 4.1 percent from the same three months of 2011, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $104 during the first three months of 2012 compared to the same period of 2011 as a result of a change in methodology used to calculate the assessment charged to banks. The change included both a new assessment base and a change in the assessment rate. Professional service costs were $403, up $101 or 33.4 percent compared to the same period in 2011. The increase is due to consulting services for reducing communication expenses and streamlining the Corporation’s communication services. Other operating expenses were $2,107, down $175 or 7.7 percent compared to the same period of 2011. In the first quarter of 2012, losses sustained on the sale of OREO properties decreased $81 compared to the first quarter of 2011. In addition, a majority of the Corporation’s other operating expenses declined compared to the first quarter of 2011.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended March 31, 2012 totaled $398, up $299 or 302.0 percent compared to the same period in 2011. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses, this year compared to last. The effective tax rates for the three-month periods ended March 31, 2012 and March 31, 2011 were, 23.5% and 11.6%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $103,408 at March 31, 2012 compared to $102,528 at December 31, 2011. The increase in shareholders’ equity resulted from $1,293 of net income and a $108 net increase in the unrealized gain on securities. This was offset by preferred dividends and common dividends paid of $290 and 231, respectively. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2012 and December 31, 2011 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios—March 31, 2012	15.5%	13.7%	9.2%
Corporation Ratios—December 31, 2011	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $.03 per common share on February 1, 2012. The Corporation did not pay a cash dividend on its common shares during the first quarter of 2011. The Corporation paid a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 on February 15, 2012 and February 15, 2011.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $1,864, or 0.9 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Cash from operations for the quarter ended March 31, 2012 was $4,170. This includes net income of $1,293 plus net adjustments of $2,877 to reconcile net earnings to net cash provided by operations. Cash used for investing activities was $12,552 for the three months ended March 31, 2012. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing, called and sold securities totaled $20,972. Cash also was received from loans made to customers, net of principal collected of $19,874. This increase in cash was offset by the purchase of securities of $28,314. Cash from financing activities for the first three months of 2012 totaled $18,082. The increase of cash from financing activities is due to the net change in deposits. The net change in deposits was $17,889 for the first three months of 2012. The increase in deposits was primarily due to an increase of $3,467 in non interest-bearing deposits, $13,316 in interest-bearing demand deposits and $9,249 in savings deposits, offset by decreases of $7,967 in time certificates and $972 in individual retirement accounts (IRA) during the first three months of 2012. Cash and cash equivalents decreased from $93,843 at December 31, 2011 to $86,931 at March 31, 2012.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $20,000. As of March 31, 2012, Citizens had total credit availability with the FHLB of $102,674, of which $50,287 was outstanding.

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

First Citizens Banc Corp

Form 10-Q

(Amounts in thousands, except share data)

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2011 and March 31, 2012, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2012 and December 31, 2011. The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2011 or March 31, 2012. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	March 31, 2012			December 31, 2011
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	139,184	2,832	2%	135,092	669	0%
+100bp	138,801	2,449	2%	135,299	876	1%
Base	136,352	—	—	134,423	—	—
-100bp	156,496	20,144	15%	153,916	19,493	15%

The change in net portfolio value from December 31, 2011 to March 31, 2012, is primarily a result of two factors. The yield curve has shifted upward slightly and become slightly steeper since the end of the year. Additionally, both the mix and overall size of assets and funding sources have changed. Assets have increased and the mix also shifted away from loans toward cash and securities, which leads to greater volatility. Funding sources also increased while the funding mix shifted from CDs to deposits and borrowed money. The shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the value of liabilities, but smaller changes in assets. The change in the rates up scenarios for both the 200 and 100 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see a small increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012, were effective.

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

First Citizens Banc Corp

Other Information

Form 10-Q

Part II—Other Information

Item 1.	Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	May 10, 2012
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2012
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited) tagged as blocks of text.*	Included herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.