Form 10-Q
period 2012-06-30
FIRST CITIZENS BANC CORP /OH
filed 2012-08-14
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Registrant's telephone number, including area code: (419) 625-4121

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 13, 2012—7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$54,189	$52,127
Securities available for sale	211,224	204,633
Loans held for sale	899	598
Loans, net of allowance of $21,931 and $21,257	752,078	764,011
Other securities	15,524	15,388
Premises and equipment, net	17,630	17,774
Accrued interest receivable	3,712	3,787
Goodwill	21,720	21,720
Other intangibles	3,603	4,113
Bank owned life insurance	18,288	17,963
Other assets	10,505	10,863

Total assets	$1,109,372	$1,112,977

LIABILITIES
Deposits
Noninterest-bearing	$187,466	$189,382
Interest-bearing	709,788	711,864

Total deposits	897,254	901,246
Federal Home Loan Bank advances	50,278	50,295
Securities sold under agreements to repurchase	16,110	19,029
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	12,207	10,452

Total liabilities	1,005,276	1,010,449

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,159	23,151
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,447	114,447
Accumulated deficit	(16,488)	(17,667)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	213	(168)

Total shareholders’ equity	104,096	102,528

Total liabilities and shareholders’ equity	$1,109,372	$1,112,977

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$10,047	$10,180	$20,437	$20,753
Taxable securities	1,215	1,448	2,488	2,846
Tax-exempt securities	459	405	886	831
Federal funds sold and other	36	12	64	28

Total interest income	11,757	12,045	23,875	24,458

Interest expense
Deposits	998	1,293	2,061	2,715
Federal Home Loan Bank advances	393	396	787	808
Subordinated debentures	215	194	427	389
Other	5	9	10	21

Total interest expense	1,611	1,892	3,285	3,933

Net interest income	10,146	10,153	20,590	20,525
Provision for loan losses	1,465	2,700	3,865	5,700

Net interest income after provision for loan losses	8,681	7,453	16,725	14,825

Noninterest income
Service charges	1,073	1,089	2,135	2,118
Net gain on sale of securities	42	3	40	3
ATM fees	439	465	883	898
Trust fees	544	520	1,069	1,072
Bank owned life insurance	161	170	324	304
Computer center data processing fees	71	64	142	133
Other	522	215	1,168	666

Total noninterest income	2,852	2,526	5,761	5,194

Noninterest expense
Salaries, wages and benefits	5,434	4,889	10,396	9,445
Net occupancy expense	519	545	1,071	1,179
Equipment expense	306	396	604	717
Contracted data processing	242	204	459	412
FDIC Assessment	251	376	502	731
State franchise tax	252	300	505	541
Professional services	806	467	1,404	996
Amortization of intangible assets	232	291	510	581
ATM Expense	138	154	285	298
Marketing	192	191	387	383
Other operating expenses	2,023	1,670	3,535	3,388

Total noninterest expense	10,395	9,483	19,658	18,671

Income before taxes	1,138	496	2,828	1,348
Income tax expense (benefit)	202	(27)	599	72

Net Income	936	523	2,229	1,276
Preferred stock dividends and discount accretion	294	293	588	587

Net income available to common shareholders	$642	$230	$1,641	$689

Earnings per common share, basic and diluted	$0.08	$0.03	$0.21	$0.09

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$936	$523	$2,229	$1,276

Unrealized holding gains on available for sale securities	457	1,173	617	3,324
Tax effect of unrealized holdings gains on available for sale securities	(156)	(399)	(210)	(1,130)
Reclassification adjustment for gain recognized in income	(42)	(3)	(40)	(3)
Tax effect of reclassification adjustment for gain recognized in income	14	1	14	1

Total other comprehensive income	273	772	381	2,192

Comprehensive income	$1,209	$1,295	$2,610	$3,468

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Equity
Balance, January 1, 2012	23,184	$23,151	7,707,917	$114,447	$(17,667)	$(17,235)	$(168)	$102,528

Net Income	—	—	—	—	2,229	—	—	2,229

Other Comprehensive income, net of reclassification and tax effect	—	—	—	—	—	—	381	381

Accretion of discount on preferred stock	—	8	—	—	(8)	—	—	—

Cash dividends ($.06 per share)	—	—	—	—	(462)	—	—	(462)

Preferred stock dividend	—	—	—	—	(580)	—	—	(580)

Balance, June 30, 2012	23,184	$23,159	7,707,917	$114,447	$(16,488)	$(17,235)	$213	$104,096

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Net cash from operating activities	$9,229	$7,904

Cash flows (used for) provided by investing activities
Maturities and calls of securities, available-for-sale	39,120	30,788
Purchases of securities, available-for-sale	(59,169)	(49,731)
Security sales	12,982	300
Redemption of FRB stock	—	83
Purchases of FRB stock	(136)	(57)
Purchase of bank owned life insurance	—	(5,000)
Net loan (origination) repayment	7,798	(4,962)
Proceeds from sale of OREO properties	801	508
Proceeds from sale of property	6	48
Purchases of office premises and equipment	(599)	(853)

Net cash (used for) provided by investing activities	803	(28,876)

Cash flows used for financing activities
Repayment of FHLB borrowings	(17)	(16)
Repayment of long-term FHLB advances	—	(22,500)
Proceeds from long-term FHLB advances	—	22,500
Net change in deposits	(3,992)	(12,164)
Net change in securities sold under agreements to repurchase	(2,919)	(2,686)
Repayment of U. S. Treasury interest-bearing demand note payable	—	(349)
Dividends paid	(1,042)	(579)

Net cash used for financing activities	(7,970)	(15,794)

Net change in cash and due from financial institutions	2,062	(36,766)
Cash and cash equivalents at beginning of period	52,127	79,030

Cash and cash equivalents at end of period	$54,189	$42,264

Cash paid during the period for:
Interest	$3,328	$3,930
Income taxes	$300	$1,600
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$144	$580

See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., and Water Street Properties, Inc. (Water St.). First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages Citizens’ securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Corporation”. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2012 and its results of operations and changes in cash flows for the periods ended June 30, 2012 and 2011 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2011 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2012. Water St. revenue was less than 1.0% of total revenue through June 30, 2012. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

Adoption of New Accounting Standards:

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

(2) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$49,192	$302	$(14)	$49,480
Obligations of states and political subdivisions	69,564	6,330	(39)	75,855
Mortgage-backed securities in government sponsored entities	83,134	2,384	(48)	85,470

Total debt securities	201,890	9,016	(101)	210,805
Equity securities in financial institutions	481	—	(62)	419

Total	$202,371	$9,016	$(163)	$211,224

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

The fair value of securities at June 30, 2012, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$4,887	$4,931
Due after one year through five years	17,651	17,787
Due after five years through ten years	19,663	20,487
Due after ten years	76,555	82,130
Mortgage-backed securities	83,134	85,470
Equity securities	481	419

Total securities available for sale	$202,371	$211,224

Proceeds from the sale of securities were $12,982 for the six-month period ended June 30, 2012. Included in those sales were gross gains of $99 and gross losses of $59. Proceeds from the sale of securities for the six-month period ended June 30, 2011 were $300. There were no gains or losses on the sales during the period ended June 30, 2011. Gains from securities called or settled by the issuer were $3 during the six-month period ended June 30, 2011. Proceeds from the sale of securities during the quarter ended June 30, 2012 were $7,610. Included in those sales were gross gains of $67 and gross losses of $25. No securities were sold during the quarter ended June 30, 2011. Gains from securities called or settled by the issuer were $3 during the quarter ended June 30, 2011.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $151,116 and $156,114 as of June 30, 2012 and December 31, 2011, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2012 and December 31, 2011 not recognized in income are as follows:

June 30, 2012	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$7,321	$(14)	$—	$—	$7,321	$(14)
Obligations of states and political subdivisions	3,522	(37)	482	(2)	4,004	(39)
Mortgage-backed securities in gov’t sponsored entities	11,774	(48)	—	—	11,774	(48)
Equity securities	481	(62)	—	—	481	(62)

Total temporarily impaired	$23,098	$(161)	$482	$(2)	$23,580	$(163)

December 31, 2011	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$1,309	$(10)	$160	$(2)	$1,469	$(12)
Mortgage-backed securities in gov’t sponsored entities	20,915	(128)	—	—	20,915	(128)

Total temporarily impaired	$22,224	$(138)	$160	$(2)	$22,384	$(140)

At June 30, 2012 there are twenty-four securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Loans

Loan balances were as follows:

	June 30,	December 31,
	2012	2011
Commercial and agriculture	$78,060	$86,395
Commercial real estate	388,898	371,852
Real estate – mortgage	254,479	274,995
Real estate – construction	42,326	39,790
Consumer	10,246	12,236

Total loans	774,009	785,268
Allowance for loan losses	(21,931)	(21,257)

Net loans	$752,078	$764,011

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $21,931 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the period ended June 30, 2012 and December 31, 2011. The allowance for Real Estate Construction loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for this loan type and is represented as a decrease in the provision. The allowance for consumer loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The allowance related to the unallocated segment was also reduced.

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
For the six months ending June 30, 2012

Allowance for loan losses:

Beginning balance	$2,876	$10,571	$5,796	$974	$719	$321	$21,257
Charge-offs	(418)	(1,639)	(1,469)	(105)	(125)	—	(3,756)
Recoveries	100	175	161	113	16	—	565
Provision	(21)	2,594	1,891	113	(348)	(364)	3,865

Ending Balance	$2,537	$11,701	$6,379	$1,095	$262	$(43)	$21,931

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
For the six months ending June 30, 2011

Allowance for loan losses:

Beginning balance	$3,639	$9,827	$4,569	$2,139	$726	$868	$21,768
Charge-offs	(908)	(2,216)	(2,423)	(778)	(109)	—	(6,434)
Recoveries	173	133	109	250	50	—	715
Provision	(83)	2,969	3,929	(415)	3	(703)	5,700

Ending Balance	$2,821	$10,713	$6,184	$1,196	$670	$165	$21,749

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
For the three months ending June 30, 2012

Allowance for loan losses:

Beginning balance	$3,042	$10,970	$6,257	$857	$603	$295	$22,024
Charge-offs	(286)	(863)	(703)	—	(81)	—	(1,933)
Recoveries	65	151	109	52	(2)	—	375
Provision	(284)	1,443	716	186	(258)	(338)	1,465

Ending Balance	$2,537	$11,701	$6,379	$1,095	$262	$(43)	$21,931

	Commercial	Commercial	Residential	Real Estate
	& Agriculture	Real Estate	Real Estate	Construction	Consumer	Unallocated	Total
For the three months ending June 30, 2011

Allowance for loan losses:

Beginning balance	$3,509	$11,680	$5,971	$1,712	$690	$94	$23,656
Charge-offs	(724)	(2,086)	(1,711)	(529)	(38)	—	(5,088)
Recoveries	119	66	23	250	23	—	481
Provision	(83)	1,053	1,901	(237)	(5)	71	2,700

Ending Balance	$2,821	$10,713	$6,184	$1,196	$670	$165	$21,749

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
June 30, 2012

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$264	$3,092	$953	$74	$44	$—	$4,427

Ending balance:
Collectively evaluated for impairment	$2,273	$8,609	$5,426	$1,021	$218	$(43)	$17,504

Ending Balance	$2,537	$11,701	$6,379	$1,095	$262	$(43)	$21,931

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$5,182	$15,570	$3,698	$331	$46		$24,827

Ending balance:
Collectively evaluated for impairment	$72,878	$373,328	$250,781	$41,995	$10,200		$749,182

Ending Balance	$78,060	$388,898	$254,479	$42,326	$10,246		$774,009

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
December 31, 2011

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$618	$3,094	$860	$239	$—	$—	$4,811

Ending balance:
Collectively evaluated for impairment	$2,258	$7,477	$4,936	$735	$719	$321	$16,446

Ending Balance	$2,876	$10,571	$5,796	$974	$719	$321	$21,257

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$5,258	$17,700	$3,846	$576	$—		$27,380

Ending balance:
Collectively evaluated for impairment	$81,137	$354,152	$271,149	$39,214	$12,236		$757,888

Ending Balance	$86,395	$371,852	$274,995	$39,790	$12,236		$785,268

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table represents credit exposures by internally assigned grades for the period ended June 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. Residential real estate loans with an internal credit risk grade include commercial loans that are secured by conventional 1-4 family residential properties. Real estate construction loans with an internal credit risk grade include commercial construction, land development and other land loans. The Corporation's internal credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected.

•

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated – Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

June 30, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$68,583	$340,403	$88,941	$36,516	$773	$535,216
Special Mention	3,392	14,404	2,933	687	—	21,416
Substandard	6,085	34,091	13,350	2,559	11	56,096
Doubtful	—	—	—	—	—	—

Ending Balance	$78,060	$388,898	$105,224	$39,762	$784	$612,728

December 31, 2011	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$73,011	$319,084	$92,577	$31,697	$2,208	$518,577
Special Mention	4,358	15,321	5,071	702	—	25,452
Substandard	9,026	37,447	17,764	5,067	—	69,304
Doubtful	—	—	—	—	—	—

Ending Balance	$86,395	$371,852	$115,412	$37,466	$2,208	$613,333

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the period ended June 30, 2012 and December 31, 2011 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer	Total
June 30, 2012
Performing	$148,623	$2,564	$9,442	$160,629
Nonperforming	632	—	20	652

Total	$149,255	$2,564	$9,462	$161,281

	Residential Real Estate	Real Estate Construction	Consumer	Total
December 31, 2011
Performing	$159,291	$2,324	$10,027	$171,642
Nonperforming	292	—	1	293

Total	$159,583	$2,324	$10,028	$171,935

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2012 and December 31, 2011.

							Past Due
	30-59	60-89					90 Days
	Days	Days	90 Days or	Total Past			and
June 30, 2012	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
Commericial & Agriculture	$114	$153	$619	$886	$77,174	$78,060	$239
Commercial Real Estate	3,851	2,344	10,099	16,294	372,604	388,898	—
Residential Real Estate	2,385	1,328	5,262	8,975	245,504	254,479	20
Real Estate Construction	—	628	382	1,010	41,316	42,326	—
Consumer	126	38	20	184	10,062	10,246	20

Total	$6,476	$4,491	$16,382	$27,349	$746,660	$774,009	$279

							Past Due
	30-59	60-89					90 Days
	Days	Days	90 Days or	Total Past			and
December 31, 2011	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
Commericial & Agriculture	$229	$174	$509	$912	$85,483	$86,395	$19
Commercial Real Estate	4,156	1,369	9,466	14,991	356,861	371,852	737
Residential Real Estate	3,614	1,182	6,504	11,300	263,695	274,995	511
Real Estate Construction	—	—	45	45	39,745	39,790	45
Consumer	89	16	2	107	12,129	12,236	2

Total	$8,088	$2,741	$16,526	$27,355	$757,913	$785,268	$1,314

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

The following table presents loans on nonaccrual status as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Commericial & Agriculture	$576	$940
Commercial Real Estate	15,287	15,346
Residential Real Estate	10,668	8,915
Real Estate Construction	610	567
Consumer	11	—

Total	$27,152	$25,768

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered troubled debt restructurings completed during the quarter and six month periods ended June 30, 2012 were as follows:

	For the Quarter Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	1	$442	$442
Commercial Real Estate	—	—	—
Residential Real Estate	15	865	786
Real Estate Construction	—	—	—
Consumer	4	46	46

Total Loan Modifications	20	$1,353	$1,274

	For the Six-Month Period Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	4	$487	$479
Commercial Real Estate	3	1,206	1,206
Residential Real Estate	20	865	786
Real Estate Construction	—	—	—
Consumer	4	46	46

Total Loan Modifications	31	$2,604	$2,517

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the six-month period ended June 30, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to June 30, 2012.

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

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of June 30, 2012 and December 31, 2011.

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commericial & Agriculture	$4,907	$6,716	$—	$4,102	$176
Commercial Real Estate	3,553	6,716	—	6,167	409
Residential Real Estate	1,259	1,694	—	1,849	124
Real Estate Construction	—	37	—	78	2
Consumer and Other	2	2	—	1	—

Total	9,721	15,165	—	12,197	711

With an allowance recorded:
Commericial & Agriculture	$276	$286	$264	$270	$4
Commercial Real Estate	12,017	12,900	3,092	10,665	294
Residential Real Estate	2,438	3,670	953	2,161	121
Real Estate Construction	331	859	74	336	—
Consumer and Other	44	44	44	15	—

Total	15,106	17,759	4,427	13,447	419

Total:
Commericial & Agriculture	$5,183	$7,002	$264	$4,372	$180
Commercial Real Estate	15,570	19,616	3,092	16,832	703
Residential Real Estate	3,697	5,364	953	4,010	245
Real Estate Construction	331	896	74	414	2
Consumer and Other	46	46	44	16	—

Total	24,827	32,924	4,427	25,644	1,130

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commericial & Agriculture	$2,914	$3,010	$—	$1,892	$217
Commercial Real Estate	3,804	4,739	—	3,678	343
Residential Real Estate	862	953	—	1,468	60
Real Estate Construction	—	—	—	914	—

Total	7,580	8,702	—	7,952	620

With an allowance recorded:
Commericial & Agriculture	$2,344	$3,645	$618	$2,822	$264
Commercial Real Estate	13,896	16,534	3,094	9,851	925
Residential Real Estate	2,984	4,127	860	2,283	202
Real Estate Construction	576	1,103	239	448	17

Total	19,800	25,409	4,811	15,404	1,408

Total:
Commericial & Agriculture	$5,258	$6,655	$618	$4,714	$481
Commercial Real Estate	17,700	21,273	3,094	13,529	1,268
Residential Real Estate	3,846	5,080	860	3,751	262
Real Estate Construction	576	1,103	239	1,362	17

Total	27,380	34,111	4,811	23,356	2,028

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic
Net income	$936	$523	$2,229	$1,276
Preferred stock dividends and discount accretion	294	293	588	587

Net income available to common shareholders	$642	$230	$1,641	$689

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.08	$0.03	$0.21	$0.09

Diluted
Net income	$936	$523	$2,229	$1,276
Preferred stock dividends and discount accretion	294	293	588	587

Net income available to common shareholders	$642	$230	$1,641	$689

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.08	$0.03	$0.21	$0.09

Stock options for 29,500 common shares that have a price range of $20.50 to $35 and warrants for 469,312 common shares that have a price of $7.41 were not considered in computing diluted earnings per common share for the six-month periods ended June 30, 2012 and June 30, 2011 because they were anti-dilutive.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2012 and December 31, 2011:

	Contract Amount
	June 30, 2012		December 31, 2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,110	$112,745	$6,913	$111,710
Overdraft protection	1,309	17,940	1,320	17,828
Letters of credit	200	431	200	424

	$11,619	$131,116	$8,433	$129,962

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.0% at June 30, 2012 and December 31, 2011, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,112 on June 30, 2012 and $998 on December 31, 2011.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Pension Information

Net periodic pension expense was as follows:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Service cost	$235	$211	$470	$423
Interest cost	229	204	458	408
Expected return on plan assets	(215)	(207)	(229)	(414)
Other components	90	86	180	172

Net periodic pension cost	$339	$294	$879	$589

The total amount of contributions expected to be paid by the Corporation in 2012 total $1,355, compared to $1,152 in 2011.

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

The Corporation did not grant any stock options during the first six months of 2012 or 2011, nor did any stock options become vested during the first six months of 2012 or 2011. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	29,500	$25.42	29,500	$25.42

Options exercisable, end of period	29,500	$25.42	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$20.50	19,500	0 mos.	$20.50
$35.00	10,000	9.5 mos.	35.00

Outstanding at quarter-end	29,500	3 mos.	$25.42

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of June 30, 2012 and December 31, 2011, the aggregate intrinsic value of outstanding stock options was $0. A total of 19,500 stock options with an exercise price of $20.50 will expire on July 2, 2012.

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

Equity securities: The Corporation’s equity securities are not actively traded in an open market. The fair values of these equity securities available for sale are determined by using market data inputs for similar securities that are observable. (Level 2 inputs).

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2012 Using:
Assets:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$49,480	$—
Obligations of states and political subdivisions	—	75,370	485
Mortgage-backed securities in government sponsored entities	—	85,470	—
Equity securities in financial institutions	—	419	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$20,400
Other real estate owned	—	—	494

	Fair Value Measurements at December 31, 2011 Using:
Assets:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$49,704	$—
Obligations of states and political subdivisions	—	66,219	517
Mortgage-backed securities in government sponsored entities	—	87,518	—
Equity securities in financial institutions	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$22,569
Other real estate owned	—	—	1,097

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value measurement for equity securities in financial institutions at December 31, 2011 was determined using Level 1 quoted market prices. No transactions have occurred since December 31, 2011 therefore the fair value of the equity securities in financial institutions at June 30, 2012 is measured using Level 2 observable market data inputs.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Investments	$485	Appraisal of collateral	Appraisal adjustments	20% -30%
			Liquidation expense	8% - 12%
Impaired loans	$20,400	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Change in interest rates	3% - 8.4%
Other real estate owned	$494	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

June 30, 2012	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
Financial Assets:
Cash and due from financial institutions	$54,189	$54,189	$54,189	$—	$—
Securities available for sale	202,371	211,224	—	210,739	485
Other securities	15,524	15,524	15,524	—	—
Loans, available for sale	899	899	899	—	—
Loans, net of allowance for loan losses	752,078	772,092	—	—	772,092
Bank owned life insurance	18,288	18,288	18,288	—	—
Accrued interest receivable	3,712	3,712	3,712	—	—

Financial Liabilities:
Nonmaturing deposits	627,755	627,757	627,757	—	—
Time deposits	269,499	272,021	—	—	272,021
Federal Home Loan Bank advances	50,278	53,679	—	—	53,679
Securities sold under agreement to repurchase	16,110	16,110	16,110	—	—
Subordinated debentures	29,427	26,917	—	—	26,917
Accrued interest payable	215	215	215	—	—

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

Loans, net of allowance for loan losses:

Fair values for loans, other than impaired, are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans has been estimated by discounting expected future cash flows of the underlying portfolios. The discount rates used in these calculations are generally derived from the treasury yield curve and are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate inherent in the loan. The estimated maturity is based on the Corporation’s historical experience with repayments for each loan classification. The off-balance-sheet items are based on the current fees or cost that would be charged to enter into or terminate such arrangements and are considered nominal. Changes in these significant unobservable inputs used in discounted cash flow analysis, such as the discount rate or prepayment speeds, could lead to changes in the underlying fair value.

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

(10) Participation in the Treasury Capital Purchase Program

On January 23, 2009, the Corporation completed the sale to the U.S. Treasury of $23,184 of newly-issued non-voting preferred shares as part of the Capital Purchase Program (CPP) enacted by the U.S. Treasury as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize the Corporation’s participation in the CPP, the Corporation and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto. Pursuant to the terms of the Securities Purchase Agreement, the Corporation issued and sold to Treasury (1) 23,184 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Corporation, each without par value, at an exercise price of $7.41 per share. The Warrant has a ten-year term. All of the proceeds from the sale of the Preferred Shares and the Warrant by the Corporation to the U.S. Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. Under the standardized CPP terms, cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation.

On July 3, 2012, the U.S. Treasury completed the sale of all 23,184 of the Preferred Shares to various investors pursuant to a modified “Dutch auction” process. As a result of the U.S. Treasury’s sale of all of the Preferred Shares, the executive compensation and corporate governance standards which applied to the Corporation as a participant in the CPP, which standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009, are no longer applicable to the Corporation.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at June 30, 2012 compared to December 31, 2011 and the consolidated results of operations for the three and six-month periods ended June 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Corporation at June 30, 2012 were $1,109,372 compared to $1,112,977 at December 31, 2011, a decrease of $3,605, or 0.3 percent. The decrease in total assets was mainly attributed to a decrease in loans, net of allowance offset by an increase in cash and due from banks and investment securities. Total liabilities at June 30, 2012 were $1,005,276 compared to $1,010,449 at December 31, 2011, a decrease of $5,173, or 0.5 percent. The decrease in total liabilities was mainly attributed to decreases in non interest-bearing deposits, interest–bearing deposits and securities sold under agreements to repurchase offset by an increase in accrued expenses and other liabilities.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net loans have decreased $11,933 or 1.6 percent since December 31, 2011. The commercial real estate and real estate construction portfolios increased $17,046 and $2,536, respectively since December 31, 2011, while the commercial and agricultural, real estate and consumer loan portfolios decreased $8,335, $20,516 and $1,990, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current increase in real estate construction is mainly due to an increase in the demand for construction loans. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in real estate and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have increased $301 or 50.3 percent since December 31, 2011. At June 30, 2012, the net loan to deposit ratio was 83.8 percent compared to 84.8 percent at December 31, 2011. This ratio has declined in 2012 due to a decrease in loans.

For the six months of operations in 2012, $3,865 was placed into the allowance for loan losses from earnings, compared to $5,700 in the same period of 2011. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves required increases compared to December 31, 2011, specific reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have decreased to $3,192, compared to $5,719 in 2011. For the first six months of 2012, the Corporation has charged off one hundred and twenty loans. Sixty real estate mortgage loans totaling $1,309 net of recoveries, twenty-one commercial real estate loans totaling $1,464 net of recoveries, seventeen commercial and agriculture loans totaling $317 net of recoveries, and one real estate construction loan totaling $8 net of recoveries were charged off in the first six months of the year. In addition, twenty-one consumer loans totaling $109, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $940, of which $444 was due to a decrease in loans past due 90 days but still accruing and $1,384 was due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 2.84 at June 30, 2012 and 2.71 percent at December 31, 2011.

The available for sale security portfolio increased by $6,591, from $204,633 at December 31, 2011, to $211,224 at June 30, 2012. The increase is the result of additional securities purchases made in the first six months of 2012 above scheduled maturities and reinvestment of profits. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of June 30, 2012, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $325 from December 31, 2011 to June 30, 2012 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $144 from December 31, 2011 to June 30, 2012, as a result of depreciation of $737 and disposals of $6, offset by new purchases of $599.

Total deposits at June 30, 2012 decreased $3,992 from year-end 2011. Noninterest-bearing deposits decreased $1,916 from year-end 2011, while interest-bearing deposits, including savings and time deposits, decreased $2,076 from December 31, 2011. The primary reason for the decrease in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit decrease was due to an increase in savings accounts and interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $2,740 from year-end 2011, which included increases of $6,381 in statement savings and $1,162 in public fund money market savings, offset by a decrease in money market savings of $5,375. Interest-bearing deposits increased $13,678 from year end 2011, which included increases of $6,487 in interest-bearing checking accounts, $11,749 in interest-bearing public funds, offset by a decrease of $4,989 in NOW public funds. Time certificates, individual retirement accounts (IRA) and Certificate of Deposit Account Registry Service (CDARS) decreased $15,469, $1,785 and $1,234 respectively from year end 2011. The year-to-date average balance of total deposits increased $1,139 compared to the average balance of the same period in 2011. The increase in average balance is due to increases of $12,980 in demand deposit accounts, $9,426 in statement savings accounts and $3,382 in money market savings, offset by decreases of $14,343 in time certificates and $11,871 in CDARS accounts.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total borrowed funds have decreased $2,936 from December 31, 2011 to June 30, 2012. At June 30, 2012, the Corporation had $50,278 in outstanding Federal Home Loan Bank advances compared to $50,295 at December 31, 2011. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $2,919 from December 31, 2011 to June 30, 2012.

Shareholders’ equity at June 30, 2012 was $104,096, or 9.4 percent of total assets, compared to $102,528, or 9.2 percent of total assets at December 31, 2011. The increase in shareholders' equity resulted from net income of $2,229 plus the increase in the fair value of securities available for sale, net of tax, of $381 less preferred dividends and common dividends paid of $580 and $462, respectively. Total outstanding common shares at June 30, 2012 and 2011 were 7,707,917.

Results of Operations

Six Months Ended June 30, 2012 and 2011

The Corporation had net income of $2,229 for the six months ended June 30, 2012, an increase of $953 from net income of $1,276 for the same six months of 2011. Basic and diluted earnings per common share were $.21 for the six months of 2012, compared to $0.09 for the same period in 2011. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2012 was $20,590, an increase of $65 from $20,525 in the same six months of 2011. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Total interest income for the six months ended June 30, 2012 was $23,875, a decrease of $583 from $24,458 in the same six months of 2011. Average earning assets decreased less than one percent from the six month period last year. Average loans, securities and interest-bearing deposits in other banks for the six months of 2012 increased 2.0 percent, 6.6 percent and 152.9 percent respectively compared to the six months of last year. These increases were offset by a decrease in average federal funds sold compared to the same period of 2011. The yield on earning assets decreased 12 basis points for the first six months of 2012 compared to the same period last year. The yield on loans and securities decreased 19 and 55 basis points respectively during the first six months of 2012 compared to the first six months of last year. These factors combined resulted in the decrease in total interest income for the first six months of 2012. Total interest expense for the six months ended June 30, 2012 was $3,285, a decrease of $648 from $3,933 in the same six months of 2011. Interest expense on time deposits decreased $392 or 17.9 percent in the first six months of 2012 compared to the same period in 2011. Average time deposits for the first six months of 2012 decreased 9.2 percent compared to 2011. The interest rate paid on time deposits during the first six months of 2012 also decreased as compared to the same period in 2011 by 13 basis points. The Corporation’s net interest margin for the six months ended June 30, 2012 and 2011 was 3.90% for both periods.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $3,865 for the six months ended June 30, 2012, compared to $5,700 for the same period in 2011. Although general reserves increased compared to December 31, 2011, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to June 30, 2011.

Non-interest income for the six months ended June 30, 2012 was $5,761, an increase of $567 or 10.9 percent from $5,194 for the same period of 2011. Service charge fee income for the first six months of 2012 was $2,135, up $17 or 0.8 percent over the same period of 2011. Trust fee income was $1,069, down $3 or 0.3 percent over the same period in 2011. ATM fee income for the first six months of 2012 was $883, down $15 or 1.7 percent over the same period of 2011. BOLI contributed $324 to non-interest income during the six months ended June 30, 2012. Other non-interest income was $1,350, up $548 over the same period in 2011 as a result of the sale of loan collateral and gain on the sale of loans to the secondary market.

Non-interest expense for the six months ended June 30, 2012 was $19,658, an increase of $987, from $18,671 reported for the same period of 2011. Salary and other employee costs were $10,396, up $951 or 10.1 percent as compared to the same period of 2011. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher insurance costs for the first six months of 2012. The number of full-time equivalent employees increased during the first six months of 2012 to 302.8, up 9.2, compared to the same period of 2011. Occupancy and equipment costs were $1,675 down $221 or 11.7 percent compared to the same period in 2011. This decrease is mainly due to decreases in utility, grounds maintenance and equipment depreciation expenses. The decrease in utility and grounds maintenance was the result of the mild winter weather. The decrease in equipment maintenance was the result of decreased depreciation costs as assets have aged. Contracted data processing costs were $459, up $47 or 11.4 percent compared to the same period in 2011. State franchise taxes decreased by $36 compared to the same period of 2011. Amortization expense decreased $71, or 12.2 percent from the same six months of 2011, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $229 during the first six months of 2012 compared to the same period of 2011 as a result of a change in methodology used to calculate the assessment charged to banks. The change included both a new assessment base and a change in the assessment rate. Professional service costs were $1,404, up $408 or 41.0 percent compared to the same period in 2011. The increase is mainly due to consulting services for reducing communication expenses and streamlining the Corporation’s communication services and employment search firms. In addition, professional fees have increased due to expenses related to the U. S. Treasury’s auction of its preferred stock in the Corporation. Other operating expenses were $4,207, up $138 or 3.4 percent compared to the same period of 2011. The increase in other operating expenses is due to an allowance for loss on unused commitments posted in the second quarter of 2012. In addition, a majority of the Corporation’s other operating expenses declined compared to the first quarter of 2011.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the six months ended June 30, 2012 totaled $599, up $527 or 731.9 percent compared to the same period in 2011. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses, this year compared to last. The effective tax rates for the six-month periods ended June 30, 2012 and June 30, 2011 were 21.2% and 5.3%, respectively. The increase in the effective tax rate is the result of an increase in taxable income compared to last year.

Three Months Ended June 30, 2012 and 2011

The Corporation had net income of $936 for the three months ended June 30, 2012, an increase of $413 from net income of $523 for the same three months of 2011. Basic and diluted earnings per common share were $.08 for the quarter ended June 30, 2012, compared to $0.03 for the same period in 2011. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2012 was $10,146, a decrease of $7 from $10,153 in the same three months of 2011. Total interest income for the three months ended June 30, 2012 was $11,757, a decrease of $288 from $12,045 in the same three months of 2011. Average earning assets increased 1.5 percent during the quarter ended June 30, 2012 as compared to the same period in 2011. Average loans, securities and interest-bearing deposits in other banks for the second quarter of 2012 increased 1.9 percent, 5.2 percent and 127.4 percent respectively compared to the second quarter of last year. These increases were offset by a decrease in average federal funds sold compared to the same period of 2011. The yield on earning assets decreased 21 basis points for the second quarter of 2012 compared to the second quarter of last year. The yield on loans and securities decreased 17 and 60 basis points respectively during the second quarter of 2012 compared to the second quarter of last year. These factors combined resulted in the decrease in total interest income for the second quarter of 2012. Total interest expense for the three months ended June 30, 2012 was $1,611, a decrease of $281 from $1,892 in the same three months of 2011. Interest expense on time deposits decreased $190 or 17.9 percent in the second quarter of 2012 compared to the same period in 2011. Average time deposits for the second quarter of 2012 decreased 7.6 percent compared to the second quarter of 2011. The interest rate paid on time deposits during the second quarter of 2012 also decreased as compared to the same period in 2011 by 16 basis points. The Corporation’s net interest margin for the six months ended June 30, 2012 and 2011 was 3.88% and 3.93%, respectively. Net interest margin decreased 5 basis points as net interest income decreased 0.1 percent while average earning assets increased by 1.5 percent.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,465 for the three months ended June 30, 2012, compared to $2,700 for the same period in 2011. Although general reserves increased compared to December 31, 2011, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to March 31, 2012.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-interest income for the three months ended June 30, 2012 was $2,852, an increase of $326 or 12.9 percent from $2,526 for the same period of 2011. Service charge fee income for the period ended June 30, 2012 was $1,073, down $16 or 1.5 percent over the same period of 2011. Trust fee income was $544, up $24 or 4.6 percent over the same period in 2011. The increase is related to a general increase in assets under management. ATM fee income was $439, down $26 or 5.6 percent over the same period of 2011. BOLI contributed $161 to non-interest income during the three months ended June 30, 2012. Other non-interest income was $635, up $353 over the same period in 2011 as a result of gain on sale of loans and gains on the sale of OREO.

Non-interest expense for the three months ended June 30, 2012 was $10,395, an increase of $912, from $9,483 reported for the same period of 2011. Salary and other employee costs were $5,434, up $545 or 11.2 percent as compared to the same period of 2011. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher insurance costs for the quarter ended June 30, 2012. The number of full-time equivalent employees increased during the quarter ended June 30, 2012 to 304.9, up 9.5, compared to the same period of 2011. Occupancy and equipment costs were $825, down $116 or 12.3 percent compared to the same period in 2011. This decrease is mainly due to a decrease in equipment depreciation compared to the same period in 2011. Contracted data processing costs were $242, up $38 or 18.6 percent compared to the same period in 2011. State franchise taxes decreased by $48 compared to the same period of 2011. Amortization expense decreased $59, or 20.3 percent from the same three months of 2011, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $125 during the first three months ended June 30, 2012 compared to the same period of 2011 as a result of a change in methodology used to calculate the assessment charged to banks. The change included both a new assessment base and a change in the assessment rate. Professional service costs were $806, up $339 or 72.6 percent compared to the same period in 2011. The increase is mainly due to consulting services for reducing communication expenses and streamlining the Corporation’s communication services and employment search firms. In addition, professional fees have increased due to expenses related to the U. S. Treasury’s auction of its preferred stock in the Corporation. Other operating expenses were $2,353, up $338 or 16.8 percent compared to the same period of 2011. The increase in other operating expenses is due to an allowance for loss on unused commitments posted in the second quarter of 2012.

Income tax expense for the three months ended June 30, 2012 totaled $202, up $229 compared to the same period in 2011. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses. The effective tax rates for the three-month periods ended June 30, 2012 and June 30, 2011 were 17.8% and (5.4)%, respectively. The increase in the effective tax rate is the result of an increase in taxable income compared to last year.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $104,096 at June 30, 2012 compared to $102,528 at December 31, 2011. The increase in shareholders’ equity resulted from $2,229 of net income and a $381 net increase in the unrealized gain on securities. This was offset by preferred dividends and common dividends paid of $580 and $462, respectively. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2012 and December 31, 2011 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios - June 30, 2012	15.4%	13.7%	9.4%
Corporation Ratios - December 31, 2011	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $.03 per common share each on February 1, and May 1, 2012. The Corporation did not pay a cash dividend on its common shares during the first six months of 2011. The Corporation paid a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 each on February 15, and May 15, 2012 and February 15, and May 15, 2011.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $4,931, or 2.3 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Cash from operations for the period ended June 30, 2012 was $9,229. This includes net income of $2,229 plus net adjustments of $7,000 to reconcile net earnings to net cash provided by operations. Cash provided by investing activities was $803 for the period ended June 30, 2012. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing, called and sold securities totaled $52,102. Cash also was received from loans made to customers, net of principal collected, of $7,798. This increase in cash was offset by the purchase of securities of $59,169. Cash used from financing activities for the first six months of 2012 totaled $7,970. The decrease of cash from financing activities is due to the net change in deposits, change in securities sold under agreements to repurchase and dividends paid. The net change in deposits was $3,992 for the first six months of 2012. The decrease in deposits was primarily due to decreases of $1,916 in non interest-bearing deposits, $15,469 in time certificates and $1,785 in individual retirement accounts (IRA), offset by increases of $2,740 in savings deposits and $13,678 in interest-bearing demand deposits during the first six months of 2012. Securities sold under agreements to repurchase decreased $2,919 and $1,042 was used to pay dividends. Cash and cash equivalents increased from $52,127 at December 31, 2011 to $54,189 at June 30, 2012.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $20,000. As of June 30, 2012, Citizens had total credit availability with the FHLB of $99,026, of which $50,278 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2011 and June 30, 2012, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2012 and December 31, 2011.

First Citizens Banc Corp

Form 10-Q

(Amounts in thousands, except share data)

The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2011 or June 30, 2012. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2012			December 31, 2011
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	123,486	(6,914)	-5%	135,092	669	0%
+100bp	124,321	(6,079)	-5%	135,299	876	1%
Base	130,400	—	—	134,423	—	—
-100bp	156,614	26,214	20%	153,916	19,493	15%

The change in net portfolio value from December 31, 2011 to June 30, 2012, is primarily a result of two factors. The yield curve has shifted downward slightly and become slightly steeper, on the short end, since the end of the year. Additionally, both the mix and/or volume of assets and funding sources have changed. While the volume of assets is nearly unchanged, the mix has shifted away from loans toward securities and cash, which leads to greater volatility. Funding sources have increased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the value of assets. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of assets, compared to liabilities. Accordingly we would see a decrease in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012, were effective.

First Citizens Banc Corp

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

First Citizens Banc Corp

Other Information

Form 10-Q

Part II—Other Information

Item 1. Legal Proceedings

Citizens has been engaged in a legal action with the Ohio Department of Agriculture ("ODA") over proceeds from the sale of grain that served as collateral for a loan made by Citizens. Most of the money that is the subject of the litigation is held in an account pending the outcome of the litigation. However, the ODA also claimed that Citizens received and applied some proceeds of earlier grain sales. Recently, the Common Pleas Court of Erie County rendered a decision that the ODA was entitled to approximately $163,000 in addition to the funds held in the account. Citizens believes that the court's decision is erroneous, particularly with respect to the amount determined to be due from Citizens, and is proceeding with an appeal of the decision.

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*

49

First Citizens Banc Corp

Other Information

Form 10-Q

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

First Citizens Banc Corp

/s/ James O. Miller	August 14, 2012
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 14, 2012
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and six months ended June 30, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*	Included herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.