Form 10-Q
period 2012-09-30
FIRST CITIZENS BANC CORP /OH
filed 2012-11-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 7, 2012—7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$38,861	$52,127
Securities available for sale	210,344	204,633
Loans held for sale	749	598
Loans, net of allowance of $21,489 and $21,257	781,183	764,011
Other securities	15,573	15,388
Premises and equipment, net	17,380	17,774
Accrued interest receivable	4,709	3,787
Goodwill	21,720	21,720
Other intangibles	3,370	4,113
Bank owned life insurance	18,439	17,963
Other assets	9,547	10,863

Total assets	$1,121,875	$1,112,977

LIABILITIES
Deposits
Noninterest-bearing	$195,788	$189,382
Interest-bearing	719,449	711,864

Total deposits	915,237	901,246
Federal Home Loan Bank advances	40,270	50,295
Securities sold under agreements to repurchase	20,525	19,029
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	11,521	10,452

Total liabilities	1,016,980	1,010,449

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,184	23,151
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,447
Accumulated deficit	(16,132)	(17,667)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	713	(168)

Total shareholders’ equity	104,895	102,528

Total liabilities and shareholders’ equity	$1,121,875	$1,112,977

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$9,901	$10,455	$30,338	$31,208
Taxable securities	1,120	1,367	3,608	4,213
Tax-exempt securities	490	419	1,376	1,250
Federal funds sold and other	18	26	83	54

Total interest and dividend income	11,529	12,267	35,405	36,725

Interest expense
Deposits	894	1,233	2,955	3,948
Federal Home Loan Bank advances	394	401	1,181	1,208
Subordinated debentures	208	189	635	578
Other	5	5	15	27

Total interest expense	1,501	1,828	4,786	5,761

Net interest income	10,028	10,439	30,619	30,964
Provision for loan losses	1,700	2,000	5,565	7,700

Net interest income after provision for loan losses	8,328	8,439	25,054	23,264

Noninterest income
Service charges	1,108	1,233	3,243	3,350
Net gain on sale of securities	—	—	40	3
Net gain on sale of loans	183	53	456	73
ATM fees	440	473	1,323	1,371
Trust fees	527	505	1,596	1,577
Bank owned life insurance	151	173	476	477
Computer center data processing fees	60	60	202	193
Other	158	167	997	814

Total noninterest income	2,627	2,664	8,333	7,858

Noninterest expense
Salaries, wages and benefits	5,207	5,144	15,603	14,588
Net occupancy expense	543	549	1,614	1,728
Equipment expense	293	343	897	1,059
Contracted data processing	246	200	705	612
FDIC assessment	212	240	714	971
State franchise tax	252	330	756	871
Professional services	676	509	2,080	1,505
Amortization of intangible assets	232	291	742	872
ATM expense	121	154	405	452
Marketing	193	157	581	540
Other operating expenses	1,166	1,682	4,648	5,071

Total noninterest expense	9,141	9,599	28,745	28,269

Income before taxes	1,814	1,504	4,642	2,853
Income tax expense	430	311	1,029	384

Net Income	1,384	1,193	3,613	2,469
Preferred stock dividends and discount accretion	316	293	903	881

Net income available to common shareholders	$1,068	$900	$2,710	$1,588

Earnings per common share, basic and diluted	$0.14	$0.12	$0.35	$0.21

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,384	$1,193	$3,613	$2,469
Other comprehensive income:
Unrealized holding gains on available for sale securities	758	2,719	1,375	6,042
Tax effect of unrealized holdings gains on available for sale securities	(259)	(924)	(468)	(2,054)
Reclassification adjustment for gain recognized in income	—	—	(40)	(3)
Tax effect of reclassification adjustment for gain recognized in income	—	—	14	1

Total other comprehensive income	499	1,795	881	3,986

Comprehensive income	$1,883	$2,988	$4,494	$6,455

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Equity
Balance, January 1, 2012	23,184	$23,151	7,707,917	$114,447	$(17,667)	$(17,235)	$(168)	$102,528
Net Income	—	—	—	—	3,613	—	—	3,613
Other Comprehensive income, net of reclassification and tax effect	—	—	—	—	—	—	881	881
Accretion of discount on preferred stock	—	33	—	—	(33)	—	—	—
Common stock warrant redemption	—	—	—	(82)	(482)	—	—	(564)
Cash dividends ($.09 per share)	—	—	—	—	(694)	—	—	(694)
Preferred stock dividend	—	—	—	—	(869)	—	—	(869)

Balance, September 30, 2012	23,184	$23,184	7,707,917	$114,365	$(16,132)	$(17,235)	$713	$104,895

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Net cash from operating activities	$12,473	$12,977

Cash flows used for investing activities
Maturities and calls of securities, available-for-sale	51,115	46,044
Purchases of securities, available-for-sale	(69,991)	(64,624)
Security sales	12,982	300
Redemption of FRB stock	—	83
Purchases of FRB stock	(185)	(127)
Purchase of bank owned life insurance	—	(5,000)
Net loan originations	(23,346)	(18,843)
Proceeds from sale of OREO properties	1,048	785
Proceeds from sale of property	5	48
Purchases of office premises and equipment	(702)	(1,102)

Net cash used for by investing activities	(29,074)	(42,436)

Cash flows provided by financing activities
Repayment of FHLB borrowings	(25)	(24)
Proceeds from short-term FHLB advances	—	20,000
Repayment of long-term FHLB advances	(10,000)	(22,500)
Proceeds from long-term FHLB advances	—	22,500
Net change in deposits	13,991	19,299
Net change in securities sold under agreements to repurchase	1,496	(2,559)
Repayment of U. S. Treasury interest-bearing demand note payable	—	331
Repurchase common stock warrant from U.S.Treasury	(564)	—
Cash dividends paid on common stock and preferred stock	(1,563)	(869)

Net cash provided by financing activities	3,335	36,178

Net change in cash and due from financial institutions	(13,266)	6,719
Cash and cash equivalents at beginning of period	52,127	79,030

Cash and cash equivalents at end of period	$38,861	$85,749

Cash paid during the period for:
Interest	$4,812	$5,779
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$289	$677

See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages Citizens’ securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Corporation”. Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2012 and its results of operations and changes in cash flows for the periods ended September 30, 2012 and 2011 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2011 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2012. Water St. revenue was less than 1.0% of total revenue through September 30, 2012. Management considers the Corporation to operate primarily in one reportable segment, banking.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(2) Significant Accounting Policies

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation is currently evaluating the impact the adoption of this update will have on the Corporation’s financial position or results of operations.

(3) Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$52,482	$381	$—	$52,863
Obligations of states and political subdivisions	72,576	7,112	(2)	79,686
Mortgage-backed securities in government sponsored entities	75,194	2,367	(222)	77,339

Total debt securities	200,252	9,860	(224)	209,888

Equity securities in financial institutions	481	—	(25)	456

Total	$200,733	$9,860	$(249)	$210,344

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$49,305	$399	$—	$49,704
Obligations of states and political subdivisions	61,508	5,240	(12)	66,736
Mortgage-backed securities in government sponsored entities	85,063	2,582	(128)	87,518

Total debt securities	195,876	8,221	(140)	203,957

Equity securities in financial institutions	481	195	—	676

Total	$196,357	$8,416	$(140)	$204,633

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value of securities at September 30, 2012, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,157	$5,190
Due after one year through five years	17,036	17,184
Due after five years through ten years	18,109	19,018
Due after ten years	84,756	91,157
Mortgage-backed securities	75,194	77,339
Equity securities	481	456

Total securities available for sale	$200,733	$210,344

Proceeds from the sale of securities were $12,982 for the nine-month period ended September 30, 2012. Included in those sales were gross gains of $99 and gross losses of $59. Proceeds from the sale of securities for the nine-month period ended September 30, 2011 were $300. There were no gains or losses on the sales during the period ended September 30, 2011. There were no gains or losses on securities settled by the issuer during the nine-month period ended September 30, 2012. Gains from securities settled by the issuer were $3 during the nine-month period ended September 30, 2011. No securities were sold during the quarters ended September 30, 2012 and 2011.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $148,811 and $156,114 as of September 30, 2012 and December 31, 2011, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2012 and December 31, 2011 not recognized in income are as follows:

September 30, 2012	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$—	$—	$474	$(2)	$474	$(2)
Mortgage-backed securities in gov’t sponsored entities	10,669	(210)	1,426	(12)	12,095	(222)
Equity securities	481	(25)	—	—	481	(25)

Total temporarily impaired	$11,150	$(235)	$1,900	$(14)	$13,050	$(249)

December 31, 2011	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$1,309	$(10)	$160	$(2)	$1,469	$(12)
Mortgage-backed securities in gov’t sponsored entities	20,915	(128)	—	—	20,915	(128)

Total temporarily impaired	$22,224	$(138)	$160	$(2)	$22,384	$(140)

At September 30, 2012, there were sixteen securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30,	December 31,
	2012	2011
Commercial and agriculture	$84,848	$86,395
Commercial real estate	405,535	371,852
Real estate—mortgage	256,840	274,995
Real estate—construction	45,405	39,790
Consumer	10,044	12,236

Total loans	802,672	785,268
Allowance for loan losses	(21,489)	(21,257)

Net loans	$781,183	$764,011

(5) Allowance for Loan Losses

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $21,489 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for periods ended September 30, 2012, September 30, 2011 and December 31, 2011. The allowance for Consumer loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the nine months ending September 30, 2012

Allowance for loan losses:
Beginning balance	$2,876	$10,571	$5,796	$974	$719	$321	$21,257
Charge-offs	(610)	(2,463)	(2,803)	(297)	(174)	—	(6,347)
Recoveries	280	371	208	104	51	—	1,014
Provision	23	2,748	2,758	284	(343)	95	5,565

Ending Balance	$2,569	$11,227	$5,959	$1,065	$253	$416	$21,489

The allowances for both Real Estate Construction and Consumer loans were reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for these loan types and is represented as a decrease in the provision. The allowance related to the unallocated segment was also reduced.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending September 30, 2012

Allowance for loan losses:
Beginning balance	$2,537	$11,701	$6,379	$1,095	$262	$(43)	$21,931
Charge-offs	(192)	(824)	(1,334)	(192)	(49)		(2,591)
Recoveries	180	196	47	(9)	35		449
Provision	44	154	867	171	5	459	1,700

Ending Balance	$2,569	$11,227	$5,959	$1,065	$253	$416	$21,489

The allowance for both Real Estate Construction and Consumer loans were reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for these loan types and is represented as a decrease in the provision.

G

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
September 30, 2012

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$251	$3,760	$808	$194	$62	$—	$5,075

Ending balance:
Collectively evaluated for impairment	$2,318	$7,467	$5,151	$871	$191	$416	$16,414

Ending Balance	$2,569	$11,227	$5,959	$1,065	$253	$416	$21,489

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$5,264	$18,150	$6,219	$885	$63		$30,581

Ending balance:
Collectively evaluated for impairment	$79,584	$387,385	$250,621	$44,520	$9,981		$772,091

Ending Balance	$84,848	$405,535	$256,840	$45,405	$10,044		$802,672

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table represents credit exposures by internally assigned grades for the period ended September 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. Residential real estate loans with an internal credit risk grade include commercial loans that are secured by conventional 1-4 family residential properties. Real estate construction loans with an internal credit risk grade include commercial construction, land development and other land loans. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.

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

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated – Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

September 30, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$74,610	$364,004	$94,859	$39,229	$900	$573,602
Special Mention	1,901	7,625	2,447	682	—	12,655
Substandard	8,337	33,906	14,156	2,339	67	58,805
Doubtful	—	—	—	—	—	—

Ending Balance	$84,848	$405,535	$111,462	$42,250	$967	$645,062

December 31, 2011	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$73,011	$319,084	$92,577	$31,697	$2,208	$518,577
Special Mention	4,358	15,321	5,071	702	—	25,452
Substandard	9,026	37,447	17,764	5,067	—	69,304
Doubtful	—	—	—	—	—	—

Ending Balance	$86,395	$371,852	$115,412	$37,466	$2,208	$613,333

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the period ended September 30, 2012 and December 31, 2011 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer	Total
September 30, 2012
Performing	$145,378	$3,155	$9,077	$157,610
Nonperforming	—	—	—	—

Total	$145,378	$3,155	$9,077	$157,610

	Residential Real Estate	Real Estate Construction	Consumer	Total
December 31, 2011
Performing	$159,291	$2,324	$10,027	$171,642
Nonperforming	292	—	1	293

Total	$159,583	$2,324	$10,028	$171,935

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2012 and December 31, 2011.

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$364	$48	$710	$1,122	$83,726	$84,848	$245
Commercial Real Estate	931	2,264	8,958	12,153	393,382	405,535	2,189
Residential Real Estate	736	1,047	7,857	9,640	247,200	256,840	262
Real Estate Construction	323	—	801	1,124	44,281	45,405	—
Consumer	48	26	—	74	9,970	10,044	—

Total	$2,402	$3,385	$18,326	$24,113	$778,559	$802,672	$2,696

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$229	$174	$509	$912	$85,483	$86,395	$19
Commercial Real Estate	4,156	1,369	9,466	14,991	356,861	371,852	737
Residential Real Estate	3,614	1,182	6,504	11,300	263,695	274,995	511
Real Estate Construction	—	—	45	45	39,745	39,790	45
Consumer	89	16	2	107	12,129	12,236	2

Total	$8,088	$2,741	$16,526	$27,355	$757,913	$785,268	$1,314

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

The following table presents loans on nonaccrual status as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Commericial & Agriculture	$2,793	$940
Commercial Real Estate	19,137	15,346
Residential Real Estate	10,408	8,915
Real Estate Construction	1,355	567
Consumer	55	—

Total	$33,748	$25,768

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered troubled debt restructurings (TDRs) completed during the quarter ended September 30, 2012 and September 30, 2011 were as follows:

	For the Quarter Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commericial & Agriculture	2	$197	$497
Commercial Real Estate	—	—	—
Residential Real Estate	1	385	385
Real Estate Construction	—	—	—
Consumer	1	19	19

Total TDRs	4	$601	$901

	For the Quarter Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—
Commercial Real Estate	—	—	—
Residential Real Estate	1	143	144
Real Estate Construction	—	—	—
Consumer	—	—	—

Total TDRs	1	$143	$144

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered troubled debt restructurings (TDRs) completed during the nine month periods ended September 30, 2012 and September 30, 2012 were as follows:

	For the Nine-Month Period Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commericial & Agriculture	6	$983	$976
Commercial Real Estate	3	1,206	1,206
Residential Real Estate	21	1,250	1,171
Real Estate Construction	—	—	—
Consumer	5	66	66

Total TDRs	35	$3,505	$3,419

	For the Nine-Month Period Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—
Commercial Real Estate	—	—	—
Residential Real Estate	1	143	144
Real Estate Construction	—	—	—
Consumer	—	—	—

TDRs	1	$143	$144

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three and nine-month period ended September 30, 2012 and 2011, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the respective periods ending September 30, 2012 or September 30, 2011.

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

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commericial & Agriculture	$5,003	$5,339	$—	$2,914	$3,010	$—
Commercial Real Estate	8,030	9,192	—	3,804	4,739	—
Residential Real Estate	3,086	4,598	—	862	953	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	1	1	—	—	—	—

Total	$16,120	$19,130	$—	$7,580	$8,702	$—

With an allowance recorded:
Commericial & Agriculture	$261	$271	$251	$2,344	$3,645	$618
Commercial Real Estate	10,120	12,194	3,760	13,896	16,534	3,094
Residential Real Estate	3,133	3,274	808	2,984	4,127	860
Real Estate Construction	885	1,413	194	576	1,103	239
Consumer and Other	62	62	62	—	—	—

Total	$14,461	$17,214	$5,075	$19,800	$25,409	$4,811

Total:
Commericial & Agriculture	$5,264	$5,610	$251	$5,258	$6,655	$618
Commercial Real Estate	18,150	21,386	3,760	17,700	21,273	3,094
Residential Real Estate	6,219	7,872	808	3,846	5,080	860
Real Estate Construction	885	1,413	194	576	1,103	239
Consumer and Other	63	63	62	—	—	—

Total	$30,581	$36,344	$5,075	$27,380	$34,111	$4,811

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the quarter ended:
Commericial & Agriculture	$5,366	$26	$5,112	$168
Commercial Real Estate	16,448	329	13,953	666
Residential Real Estate	5,227	145	3,317	172
Real Estate Construction	608	11	849	9
Consumer and Other	54	1	—	—

Total	$27,703	$512	$23,231	$1,015

	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the nine months ended:
Commericial & Agriculture	$4,631	$205	$4,618	$330
Commercial Real Estate	17,060	995	12,975	934
Residential Real Estate	4,628	391	3,574	194
Real Estate Construction	531	11	1,560	41
Consumer and Other	28	1	—	—

Total	$26,878	$1,603	$22,727	$1,499

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Earnings per Common Share

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic
Net income	$1,384	$1,193	$3,613	$2,469
Preferred stock dividends and discount accretion	316	293	903	881

Net income available to common shareholders	$1,068	$900	$2,710	$1,588

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.14	$0.12	$0.35	$0.21

Diluted
Net income	$1,384	$1,193	$3,613	$2,469
Preferred stock dividends and discount accretion	316	293	903	881

Net income available to common shareholders	$1,068	$900	$2,710	$1,588

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.14	$0.12	$0.35	$0.21

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three and nine-month periods ended September 30, 2012 because they were anti-dilutive.

Stock options for 19,500 common shares that have an exercise price of $20.50 were not considered in computing diluted earnings per common share for the nine-month period ended September 30, 2012 because they were anti-dilutive. These options expired during the three month period ended September 30, 2012.

Stock options for 29,500 common shares that have an exercise price ranging from $20.50 to $35.00 were not considered in computing diluted earnings per common share for the three and nine-month periods ended September 30, 2011 because they were anti-dilutive.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for September 30, 2012 and December 31, 2011:

	Contract Amount
	September 30, 2012		December 31, 2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$13,274	$118,110	$6,913	$111,710
Overdraft protection	1,294	18,381	1,320	17,828
Letters of credit	294	406	200	424

	$14,862	$136,897	$8,433	$129,962

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.0% at September 30, 2012 and December 31, 2011, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,240 on September 30, 2012 and $998 on December 31, 2011.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Pension Information

Net periodic pension expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$235	$212	$704	$635
Interest cost	229	203	686	611
Expected return on plan assets	(215)	(206)	(644)	(620)
Other components	90	85	270	257

Net periodic pension cost	$339	$294	$1,016	$883

The total amount of contributions expected to be paid by the Corporation in 2012 total $1,355, compared to $1,152 in 2011.

(9) Stock Options

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

The Corporation did not grant any stock options during the first nine months of 2012 or 2011, nor did any stock options become vested during the first nine months of 2012 or 2011. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	29,500	$25.42	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(19,500)	20.50	—	—

Options outstanding, end of period	10,000	$35.00	29,500	$25.42

Options exercisable, end of period	10,000	$35.00	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise price	Number	Life	Price
$35.00	10,000	6.4 mos.	35.00

Outstanding at quarter-end	10,000	6.4 mos.	$35.00

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of September 30, 2012 and December 31, 2011, the aggregate intrinsic value of outstanding stock options was $0. A total of 19,500 stock options with an exercise price of $20.50 expired on July 2, 2012.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Fair Value Measurement

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

The fair value measurement for equity securities in financial institutions at December 31, 2011 was determined using Level 1 quoted market prices. No transactions have occurred since December 31, 2011 therefore the fair value of the equity securities in financial institutions at September 30, 2012 is measured using Level 2 observable market data inputs.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2012 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$52,863	$—
Obligations of states and political subdivisions	—	79,210	476
Mortgage-backed securities in government sponsored entities	—	77,339	—
Equity securities in financial institutions	—	456	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$25,506
Other real estate owned	—	—	464

	Fair Value Measurements at December 31, 2011 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$49,704	$—
Obligations of states and political subdivisions	—	66,219	517
Mortgage-backed securities in government sponsored entities	—	87,518	—
Equity securities in financial institutions	676	—	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$22,569
Other real estate owned	—	—	1,097

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Investments	$476	Appraisal of collateral	Appraisal adjustments	20% - 30%

			Liquidation expense	8% - 12%

Impaired loans	$25,506	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3% - 8.4%

Other real estate owned	$464	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

The following table presents the changes in the Level 3 fair-value category for the period ended September 31, 2012. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale

Beginning balance January 1, 2012	$517
Principal payments	(41)

Ending balance September 31, 2012	$476

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

			Quoted
			Prices in
			Active	Significant	Significant
			Markets for	Other	Other
			Identical	Observable	Unobservable
September 30, 2012	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$38,861	$38,861	$38,861	$—	$—
Securities available for sale	200,733	210,344	—	209,868	476
Other securities	15,573	15,573	15,573	—	—
Loans, available for sale	749	749	749	—	—
Loans, net of allowance for loan losses	781,183	796,918	—	—	796,918
Bank owned life insurance	18,439	18,439	18,439	—	—
Accrued interest receivable	4,709	4,709	4,709	—	—

Financial Liabilities:
Nonmaturing deposits	644,430	644,430	644,430	—	—
Time deposits	270,807	273,037	—	—	273,037
Federal Home Loan Bank advances	40,270	41,816	—	—	41,816
Securities sold under agreement to repurchase	20,525	20,525	20,525	—	—
Subordinated debentures	29,427	27,360	—	—	27,360
Accrued interest payable	232	232	232	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets:
Cash and due from financial institutions	$52,127	$52,127
Securities, AFS	196,357	204,633
Other securities	15,388	15,388
Loans, available for sale	598	598
Loans, net of allowance for loan losses	764,011	785,900
Bank owned life insurance	17,963	17,963
Accrued interest receivable	3,787	3,787

Financial Liabilities:
Deposits	901,246	911,945
Federal Home Loan Bank advances	50,295	52,263
Securities sold under agreement to repurchase	19,029	19,029
Subordinated debentures	29,427	26,461
Accrued interest payable	258	258

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

(11) Participation in the Treasury Capital Purchase Program

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

On September 5, 2012, the Corporation completed the repurchase of the Warrant from the U.S. Treasury in accordance with the terms of the Securities Purchase Agreement for an aggregate purchase price of $563,174. The purchase price was determined by the Board of Directors of the Corporation based on the Fair Market Value of the Warrant, as established by an appraisal conducted by a nationally recognized independent investment banking firm.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at September 30, 2012 compared to December 31, 2011 and the consolidated results of operations for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to various matters, including, without limitation, anticipated operating results, credit quality expectations, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities; governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.

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

Financial Condition

Total assets of the Corporation at September 30, 2012 were $1,121,875 compared to $1,112,977 at December 31, 2011, an increase of $8,898, or 0.8 percent. The increase in total assets was mainly attributed to an increase in loans, net of allowance and investment securities offset by a decrease in cash and due from banks. Total liabilities at September 30, 2012 were $1,016,980 compared to $1,010,449 at December 31, 2011, an increase of $6,531, or 0.6 percent. The increase in total liabilities was mainly attributed to increases in non interest-bearing deposits and interest–bearing deposits offset by a decrease in FHLB advances.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net loans have increased $17,172 or 2.2 percent since December 31, 2011. The commercial real estate and real estate construction portfolios increased $33,683 and $5,615, respectively since December 31, 2011, while the commercial and agricultural, real estate and consumer loan portfolios decreased $1,547, $18,155 and $2,192, respectively. The current increase in commercial real estate loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current increase in real estate construction is mainly due to an increase in the demand for construction loans. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in real estate and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have increased $151 or 25.3 percent since December 31, 2011. At September 30, 2012, the net loan to deposit ratio was 85.4 percent compared to 84.8 percent at December 31, 2011. This ratio has increased in 2012 due to an increase in loans.

For the nine months of operations in 2012, $5,565 was placed into the allowance for loan losses from earnings, compared to $7,700 in the same period of 2011. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves required decreased compared to December 31, 2011, specific reserves increased during the same period. Detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have decreased to $5,333, compared to $6,781 in 2011. For the first nine months of 2012, the Corporation has charged off one hundred and ninety-three loans. One hundred and two real estate mortgage loans totaling $2,451 net of recoveries, thirty-four commercial real estate loans totaling $2,235 net of recoveries, twenty-three commercial and agriculture loans totaling $330 net of recoveries, and five real estate construction loan totaling $192 net of recoveries were charged off in the first nine months of the year. In addition, twenty-nine consumer loans totaling $124, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $7,966, of which $15 was due to a decrease in loans past due 90 days but still accruing and $7,981 was due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 2.68 percent at September 30, 2012 and 2.71 percent at December 31, 2011.

The available for sale security portfolio increased by $5,711, from $204,633 at December 31, 2011, to $210,344 at September 30, 2012. The increase is the result of additional securities purchases made in the first nine months of 2012 above scheduled maturities and reinvestment of profits. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of September 30, 2012, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $476 from December 31, 2011 to September 30, 2012 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $394 from December 31, 2011 to September 30, 2012, as a result of depreciation of $1,091 and disposals of $5, offset by new purchases of $702.

Total deposits at September 30, 2012 increased $13,991 from year-end 2011. Noninterest-bearing deposits increased $6,406 from year-end 2011, while interest-bearing deposits, including savings and time deposits, increased $7,585 from December 31, 2011. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit increase was due to an increase in savings accounts, interest-bearing demand accounts and brokered deposits offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $6,979 from year-end 2011, which included increases of $8,244 in statement savings, offset by decreases of $725 in corporate savings, $988 in money market savings and $236 in public fund money market savings. Interest-bearing demand accounts increased $17,792 from year end 2011, which included increases of $9,930 in interest-bearing checking accounts, $7,831 in interest-bearing public funds, offset by a decrease of $1,532 in NOW public funds. Time certificates, individual retirement accounts (IRA) and Certificate of Deposit Account Registry Service (CDARS) accounts decreased $23,947, $2,162 and $1,169, respectively, while brokered deposits increased $10,096 from year end 2011. The year-to-date average balance of total deposits decreased $805 compared to the average balance for the same period in 2011. The decrease in average balance is due to decreases of $17,991 in time certificates and $13,290 in CDARS accounts, offset by increases of $16,201 in demand deposit accounts, $9,695 in statement savings accounts and $2,601 in money market savings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total borrowed funds have decreased $8,529 from December 31, 2011 to September 30, 2012. At September 30, 2012, the Corporation had $40,270 in outstanding Federal Home Loan Bank advances compared to $50,295 at December 31, 2011. The Corporation had a FHLB advance mature during the nine months ended September 30, 2012. The advance matured on September 26, 2012, in the amount of $10,000. This advance had terms of thirty-seven months with a fixed rate of 1.91%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have increased $1,496 from December 31, 2011 to September 30, 2012.

Shareholders’ equity at September 30, 2012 was $104,895, or 9.4 percent of total assets, compared to $102,528, or 9.2 percent of total assets at December 31, 2011. The increase in shareholders’ equity resulted from net income of $3,613 plus the increase in the fair value of securities available for sale, net of tax, of $881 less preferred dividends and common dividends paid of $869 and $694, respectively. In addition, on July 3, 2012, the U.S. Treasury completed the sale of Preferred Shares and the Corporation paid $564 to redeem common stock warrants. Total outstanding common shares at September 30, 2012 and 2011 were 7,707,917.

Results of Operations

Nine Months Ended September 30, 2012 and 2011

The Corporation had net income of $3,613 for the nine months ended September 30, 2012, an increase of $1,144 from net income of $2,469 for the same nine months of 2011. Basic and diluted earnings per common share were $.36 for the nine months of 2012, compared to $0.21 for the same period in 2011. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2012 was $30,619, a decrease of $345 from $30,964 in the same nine months of 2011. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Total interest income for the nine months ended September 30, 2012 was $35,405, a decrease of $1,320 from $36,725 in the same nine months of 2011. Average earning assets decreased 1.2 percent from the nine month period last year. Average loans, securities and interest-bearing deposits in other banks for the nine months of 2012 increased 2.0 percent, 4.7 percent and 14.3 percent respectively compared to the nine months of last year. These increases were offset by a decrease in average federal funds sold compared to the same period of 2011. The yield on earning assets decreased 9 basis points for the first nine months of 2012 compared to the same period last year. The yield on loans, taxable securities and non-taxable securities decreased 26, 47 and 11 basis points respectively during the first nine months of 2012 compared to the first nine months of last year. These factors combined resulted in the decrease in total interest income for the first nine months of 2012. Total interest expense for the nine months ended September 30, 2012 was $4,786, a decrease of $975 from $5,761 in the same nine months of 2011. Interest expense on certificates of deposit decreased $697 or 21.4 percent in the first nine months of 2012 compared to the same period in 2011. Average time deposits for the first nine months of 2012 decreased 10.9 percent compared to 2011. The interest rate paid on time deposits during the first nine months of 2012 also decreased as compared to the same period in 2011 by 16 basis points. The Corporation’s net yield on interest-earning assets for the nine months ended September 30, 2012 and 2011 was 3.94% and 3.91%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2012 and 2011. Rates are computed on a tax equivalent basis. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities.

	Nine Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$774,704	$30,338	5.22%	$759,755	$31,208	5.48%
Taxable securities	174,499	3,608	2.83%	173,413	4,213	3.30%
Non-taxable securities	49,978	1,376	3.99%	41,562	1,250	4.10%
Federal funds sold	—	—	0.00%	42,568	19	0.06%
Interest-bearing deposits in other banks	47,436	83	0.23%	41,512	35	0.11%

Total interest-earning assets	$1,046,617	35,405	4.55%	$1,058,810	36,725	4.64%

Noninterest-earning assets:
Cash and due from financial institutions	22,570			9,422
Premises and equipment, net	17,673			18,078
Accrued interest receivable	4,358			4,907
Intangible assets	25,483			26,599
Other assets	9,907			10,810
Bank owned life insurance	18,182			17,527
Less allowance for loan losses	(21,816)			(22,755)

Total Assets	$1,122,974			$1,123,398

Liabilities and Shareholders Equity:

Interest-bearing liabilities:
Demand and savings	$442,247	$387	0.11%	$425,542	$683	0.21%
Time	274,866	2,568	1.25%	308,597	3,265	1.41%
US treasury demand	—	—	0.00%	1,404	—	0.00%
FHLB	50,108	1,181	3.14%	55,176	1,208	2.92%
Other	18,039	15	0.11%	20,262	27	0.18%
Subordinated debentures	30,349	635	2.79%	30,349	578	2.54%

Total interest-bearing liabilities	$815,609	4,786	0.78%	$841,330	5,761	0.91%

Noninterest-bearing deposits	191,134			174,352
Other liabilities	12,442			8,710
Shareholders’ Equity	103,789			99,006

Total Liabilities and Shareholders’ Equity	$1,122,974			$1,123,398

Net interest income and interest rate spread		$30,619	3.77%		$30,964	3.73%
Net yield on interest earning assets			3.94%			3.91%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table is an analysis of the changes in interest income and expense between the nine-month periods ended September 30, 2012 and September 30, 2011. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$606	$(1,476)	$(870)
Taxable securities	27	(632)	(605)
Nontaxable securities	253	(127)	126
Federal funds sold	(19)	—	(19)
Interest-bearing deposits in other banks	6	42	48

Total interest income	$873	$(2,193)	$(1,320)

Interest expense:
Savings and interest-bearing demand accounts	26	(322)	(296)
Certificates of deposit	(337)	(360)	(697)
Federal Home Loan Bank advances	(116)	89	(27)
Securities sold under repurchase agreements	(3)	(9)	(12)
Subordinated debentures	—	57	57

Total interest expense	$(430)	$(545)	$(975)

Net interest income	$1,303	$(1,648)	$(345)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $5,565 for the nine months ended September 30, 2012, compared to $7,700 for the same period in 2011. Although general reserves decreased compared to December 31, 2011, specific reserves increased during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2011.

Non-interest income for the nine months ended September 30, 2012 was $8,333, an increase of $475 or 6.0 percent from $7,858 for the same period of 2011. Service charge fee income for the first nine months of 2012 was $3,243, down $107 or 3.2 percent over the same period of 2011. Trust fee income was $1,596, up $19 or 1.2 percent over the same period in 2011. ATM fee income for the first nine months of 2012 was $1,323, down $48 or 3.5 percent over the same period of 2011. BOLI contributed $476 to non-interest income during the nine months ended September 30, 2012. Net gain on sale of loans for the nine months ended September 30, 2012 was $456, up $383 over the same period in 2011. Other non-interest income was $1,239, up $229 over the same period in 2011 mainly as a result of the sale of loan collateral.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-interest expense for the nine months ended September 30, 2012 was $28,745, an increase of $476, from $28,269 reported for the same period of 2011. Salary and other employee costs were $15,603, up $1,015 or 7.0 percent as compared to the same period of 2011. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher insurance costs for the first nine months of 2012. The number of full-time equivalent employees increased during the first nine months of 2012 to 311.9, up 8.6, compared to the same period of 2011. Occupancy and equipment costs were $2,511, down $276 or 9.9 percent compared to the same period in 2011. This decrease is mainly due to decreases in utility, grounds maintenance and equipment depreciation expenses. The decrease in utility and grounds maintenance was the result of the mild winter weather. The decrease in equipment maintenance was the result of decreased depreciation costs as assets have aged. Contracted data processing costs were $705, up $93 or 15.2 percent compared to the same period in 2011. State franchise taxes decreased by $115 compared to the same period of 2011. Amortization expense decreased $130, or 14.9 percent from the same nine months of 2011, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $257 during the first nine months of 2012 compared to the same period of 2011 as a result of a change in methodology used to calculate the assessment charged to banks. The change included both a new assessment base and a change in the assessment rate. Professional service costs were $2,080, up $575 or 38.2 percent compared to the same period in 2011. The increase is mainly due to consulting services for reducing communication expenses and streamlining the Corporation’s communication services and employment search firms. In addition, professional fees have increased due to expenses related to the U. S. Treasury’s auction of its preferred stock in the Corporation and professional services related to repossession expenses related to loans. Other operating expenses were $5,634, down $429 or 7.1 percent compared to the same period of 2011. The decrease in other operating expenses is due to losses on sale of OREO properties. During the nine month period ended September 30, 2012, the Corporation posted gains on the sale of OREO. For the same period in 2011, losses were posted for the sale of OREO properties. In addition, a majority of the Corporation’s other operating expenses declined compared to the same period in 2011.

Income tax expense for the nine months ended September 30, 2012 totaled $1,029, up $645 or 168.0 percent compared to the same period in 2011. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses, this year compared to last. The effective tax rates for the nine-month periods ended September 30, 2012 and September 30, 2011 were 22.2% and 13.5%, respectively. The increase in the effective tax rate is the result of an increase in taxable income compared to last year.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended September 30, 2012 and 2011

The Corporation had net income of $1,384 for the three months ended September 30, 2012, an increase of $191 from net income of $1,193 for the same three months of 2011. Basic and diluted earnings per common share were $0.14 for the quarter ended September 30, 2012, compared to $0.12 for the same period in 2011. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2012 was $10,028, a decrease of $411 from $10,439 in the same three months of 2011. Total interest income for the three months ended September 30, 2012 was $11,529, a decrease of $738 from $12,267 in the same three months of 2011. Average earning assets decreased 1.9 percent during the quarter ended September 30, 2012 as compared to the same period in 2011. Average loans and non-taxable securities for the third quarter of 2012 increased 1.9 percent and 29.9 percent respectively compared to the third quarter of last year. These increases were offset by a decrease in average taxable securities and interest-bearing deposits in other banks of 6.1 percent and 52.7 percent respectively compared to the same period of 2011. In addition, average federal funds sold decreased compared to the same period of 2011. The yield on earning assets decreased 18 basis points for the third quarter of 2012 compared to the third quarter of last year. The yield on loans and taxable securities decreased 38 and 39 basis points respectively during the third quarter of 2012 compared to the third quarter of last year. The yield on non-taxable securities increased 176 basis points during the third quarter of 2012 compared to the third quarter of last year. These factors combined resulted in the decrease in total interest income for the third quarter of 2012. Total interest expense for the three months ended September 30, 2012 was $1,501, a decrease of $327 from $1,828 in the same three months of 2011. Interest expense on time deposits decreased $297 or 28.0 percent in the third quarter of 2012 compared to the same period in 2011. Average time deposits for the third quarter of 2012 decreased 14.3 percent compared to the third quarter of 2011. The interest rate paid on time deposits during the third quarter of 2012 also decreased as compared to the same period in 2011 by 22 basis points. The Corporation’s net yield for the three months ended September 30, 2012 and 2011 was 3.87% and 3.94%, respectively.

The following table presents the condensed average balance sheets for the three months ended September 30, 2012 and 2011. Rates are computed on a tax equivalent basis. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$786,471	$9,901	5.04%	$771,505	$10,455	5.42%
Taxable securities	171,632	1,120	2.69%	181,654	1,367	3.08%
Non-taxable securities	54,671	490	5.92%	42,075	419	4.16%
Federal funds sold	—	—	0.00%	978	—	0.00%
Interest-bearing deposits in other banks	32,748	18	0.22%	69,276	26	0.15%

Total interest-earning assets	$1,045,522	$11,529	4.45%	$1,065,488	$12,267	4.63%

Noninterest-earning assets:
Cash and due from financial institutions	20,684			9,545
Premises and equipment, net	17,567			18,134
Accrued interest receivable	4,118			4,653
Intangible assets	25,241			26,311
Other assets	18,340			17,687
Bank owned life insurance	9,650			11,013
Less allowance for loan losses	(21,992)			(22,376)

Total Assets	$1,119,130			$1,130,455

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	447,637	129	0.11%	428,783	172	0.16%
Time	265,058	765	1.15%	309,106	1,062	1.37%
US treasury demand	—	—	0.00%	1,280	—	0.00%
FHLB	49,754	394	3.17%	64,664	400	2.47%
Other	18,708	5	0.11%	19,342	6	0.12%
Subordinated debentures	30,349	208	2.74%	30,349	188	2.48%

Total interest-bearing liabilities	$811,506	1,501	0.74%	$853,524	1,828	0.86%

Noninterest-bearing deposits	192,015			169,818
Other liabilities	11,213			6,570
Shareholders’ Equity	104,396			100,543

Total Liabilities and Shareholders’ Equity	$1,119,130			$1,130,455

Net Interest Income and interest rate spread		$10,028	3.71%		$10,439	3.77%
Net yield on interest earning assets			3.87%			3.94%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table is an analysis of the changes in interest income and expense between the three months ended September 30, 2012 and September 30, 2011. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$200	$(754)	$(554)
Taxable securities	(74)	(173)	(247)
Nontaxable securities	124	(53)	71
Interest-bearing deposits in other banks	(17)	9	(8)

Total interest income	$233	$(971)	$(738)

Interest expense:
Savings and interest-bearing demand accounts	7	(50)	(43)
Certificates of deposit	(140)	(157)	(297)
Federal Home Loan Bank advances	(104)	98	(6)
Securities sold under repurchase agreements	—	(1)	(1)
Subordinated debentures	—	20	20

Total interest expense	$(237)	$(90)	$(327)

Net interest income	$470	$(881)	$(411)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,700 for the three months ended September 30, 2012, compared to $2,000 for the same period in 2011. Although general reserves decreased compared to December 31, 2011, specific reserves increased during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2011.

Non-interest income for the three months ended September 30, 2012 was $2,627, a decrease of $37 or 1.4 percent from $2,664 for the same period of 2011. Service charge fee income for the period ended September 30, 2012 was $1,108, down $125 or 10.1 percent over the same period of 2011. Trust fee income was $527, up $22 or 4.4 percent over the same period in 2011. The increase is related to a general increase in assets under management. ATM fee income was $440, down $33 or 7.0 percent over the same period of 2011. BOLI contributed $151 to non-interest income during the three months ended September 30, 2012. Other non-interest income was $401, up $121 over the same period in 2011 as a result of gain on sale of loans.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-interest expense for the three months ended September 30, 2012 was $9,141, a decrease of $458, from $9,599 reported for the same period of 2011. Salary and other employee costs were $5,207, up $63 or 1.2 percent as compared to the same period of 2011. This increase is mainly due to an increase in staffing in the credit and special assets departments and higher insurance costs for the quarter ended September 30, 2012. The number of full-time equivalent employees increased during the quarter ended September 30, 2012 to 311.9, up 8.6, compared to the same period of 2011. Occupancy and equipment costs were $836, down $56 or 6.3 percent compared to the same period in 2011. This decrease is mainly due to a decrease in equipment depreciation compared to the same period in 2011. Contracted data processing costs were $246, up $46 or 23.0 percent compared to the same period in 2011. State franchise taxes decreased by $78 compared to the same period of 2011. Amortization expense decreased $59, or 20.3 percent from the same three months of 2011, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were down by $28 during the three months ended September 30, 2012 compared to the same period of 2011 as a result of a change in methodology used to calculate the assessment charged to banks. The change included both a new assessment base and a change in the assessment rate. Professional service costs were $676, up $167 or 32.8 percent compared to the same period in 2011. The increase is mainly due to consulting services for reducing communication expenses and streamlining the Corporation’s communication services and employment search firms. In addition, professional fees have increased due to expenses related to the U. S. Treasury’s auction of its preferred stock in the Corporation. Other operating expenses were $1,480, down $513 or 25.8 percent compared to the same period of 2011. The decrease in other operating expenses is due to an allowance for loss on unused commitments reversal posted in the third quarter of 2012 and losses on the sales of OREO.

Income tax expense for the three months ended September 30, 2012 totaled $430, up $119 compared to the same period in 2011. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses. The effective tax rates for the three-month periods ended September 30, 2012 and September 30, 2011 were 23.7% and 20.7%, respectively. The increase in the effective tax rate is the result of an increase in taxable income compared to last year.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $104,895 at September 30, 2012 compared to $102,528 at December 31, 2011. The increase in shareholders’ equity resulted from $3,613 of net income and $881 net increase in the unrealized gain on securities. This was offset by preferred dividends and common dividends paid of $869 and $694, respectively. In addition, on July 3, 2012, the U.S. Treasury completed the sale of all of the TARP preferred shares and the Corporation paid $564 to redeem common stock warrants. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2012 and December 31, 2011 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios - September 30, 2012	15.0%	13.3%	9.4%
Corporation Ratios - December 31, 2011	15.1%	13.8%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $.03 per common share each on February 1, May 1, and August 1, 2012. The Corporation did not pay a cash dividend on its common shares during the first nine months of 2011. The Corporation paid a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 each on February 15, May 15, and August 15, 2012 and February 15, May 15, and August 15, 2011.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $5,190, or 2.5 percent of the total security portfolio at September 30, 2012. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Cash from operations for the period ended September 30, 2012 was $12,473. This includes net income of $3,613 plus net adjustments of $8,860 to reconcile net earnings to net cash provided by operations. Cash used by investing activities was $29,074 for the period ended September 30, 2012. The use of cash from investing activities is primarily due to securities purchases and loans made to customers, net of principal collected. Cash received from maturing, called and sold securities totaled $64,097. This increase in cash was offset by the purchase of securities of $69,991 and loans made to customers, net of principal collected, of $23,346. Cash provided from financing activities for the first nine months of 2012 totaled $3,335. The increase of cash from financing activities is due to the net change in deposits and change in securities sold under agreements to repurchase. The increase was offset by the repayment of a FHLB advance and dividends paid. The net change in deposits was $13,991 for the first nine months of 2012. The increase in deposits was primarily due to increases of $6,406 in non interest-bearing deposits, $6,979 in savings deposits, $17,792 in interest-bearing demand deposits and $10,096 in brokered deposits offset by decreases of $23,947 in time certificates and $2,162 in individual retirement accounts (IRA) during the first nine months of 2012. Securities sold under agreements to repurchase increased $1,496. The payment of dividends used $1,563. Cash and cash equivalents decreased from $52,127 at December 31, 2011 to $38,861 at September 30, 2012.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $20,000. As of September 30, 2012, Citizens had total credit availability with the FHLB of $98,908, of which $40,270 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2011 and September 30, 2012, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2012 and December 31, 2011.

First Citizens Banc Corp

Form 10-Q

(Amounts in thousands, except share data)

The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2011 or September 30, 2012. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	June 30, 2012			December 31, 2011
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	126,167	(3,320)	-3%	135,092	669	0%
+100bp	125,316	(4,171)	-3%	135,299	876	1%
Base	129,487	—	—	134,423	—	—
-100bp	154,626	25,139	19%	153,916	19,493	15%

The change in net portfolio value from December 31, 2011 to September 30, 2012, is primarily a result of two factors. The yield curve has shifted downward slightly and become slightly steeper, on the short end, since the end of the year. Additionally, the mix and/or volume of assets and funding sources have changed. While the volume of earning assets has increased, the mix has shifted toward loans and securities and away from cash, which leads to greater volatility. Funding sources have increased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the value of assets. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of assets, compared to liabilities. Accordingly we would see a decrease in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012, were effective.

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

First Citizens Banc Corp

Other Information

Form 10-Q

Part II – Other Information

Item 1.	Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	November 8, 2012
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 8, 2012
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and nine months ended September 30, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*	Included herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.