Form 10-K
period 2012-12-31
FIRST CITIZENS BANC CORP /OH
filed 2013-03-19
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0 - 25980

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

100 East Water Street, Sandusky, Ohio	U44870
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 625 - 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2012 was $36,507,156. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.

As of February 28, 2013, there were 7,707,917 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 (the “2012 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement, for the registrant’s 2013 Annual Meeting of Shareholders to be held on April 16, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Corporation. The Corporation had total consolidated assets of $1,136,971 at December 31, 2012.

THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Castalia, New Washington, Shelby (3), Willard, Crestline, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2), West Liberty and Quincy. Additionally, Citizens operates a loan production office in Port Clinton, Ohio. Citizens accounted for 99.6% of the Corporation’s consolidated assets at December 31, 2012.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency were not significant as of December 31, 2012.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. were not significant as of December 31, 2012.

FC REFUND SOLUTIONS, INC. (FCRS) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2012.

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

Interest and fees on loans accounted for 70% of total revenue for 2012, 70% of total revenue for 2011, and 71% of total revenue for 2010. The Corporation’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 31% of the total loan portfolio in 2012, 35% of the total loan portfolio in 2011 and 39% of the total loan portfolio in 2010. Commercial real estate loans comprised 53% of the total loan portfolio in 2012, 47% in 2011, and 44% in 2010. Commercial and agricultural loans comprised 12% of the total loan portfolio in 2012, 11% in 2011, and 11% in 2010. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Citizens may not declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2012, Citizens was not restricted from paying dividends to the Corporation by regulation.

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

Citizens experiences intense competition within several of its markets due to the presence of several national, regional and local financial institutions and other service providers. Citizens primarily competes based on client service, convenience and responsiveness to customer needs, availability and selection of products, and rates of interest on loans and deposits. However, some of our competitors have greater resources and, as such, higher lending limits, which may adversely affect the ability of Citizens to compete.

Employees

FCBC has no employees. The subsidiary companies employ approximately 307 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Consumer Financial Protection Bureau: The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.

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

Sarbanes-Oxley Act of 2002: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (Nasdaq) has also adopted corporate governance rules. The Board of Directors of the Corporation has taken a series of actions to strengthen and improve the Corporation’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Corporation. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for FCBC’s evaluation of its disclosure controls and procedures.

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

At December 31, 2012, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 16 to the Corporation’s 2012 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2012, met the standards for the highest capital category, a “well-capitalized” bank.

In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing new capital standards, referred to as “Basel II,” which applied only to organizations with assets of at least $250 billion or on-balance sheet foreign exposures of at least $10 billion. The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where any future changes in capital regulations would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirements for banks and bank holding companies larger than FCBC and Citizens.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. However, the U.S. federal regulatory agencies are considering to the extent to which Basel III principles will be applied to smaller bank holding companies and banks, such as FCBC and Citizens.

During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking (“NPRs”) that would revise and replace the agencies’ current capital rules. The impact of these NPRs, if adopted, would result in higher risk-based and leverage capital requirements consistent with Basel III. Most of the provisions contained within the NPRs would be phased-in over periods ranging from 3 to 10 years. As proposed, the NPRs were to be implemented by January 1, 2013. However, the regulatory agencies have delayed implementation. Management continues to evaluate the potential impact of the NPRs to ensure that capital levels at both FCBC and Citizens remain higher than the amounts needed to be considered “well capitalized.” However, the final regulations ultimately applicable to FCBC and Citizens may be substantially different from those contemplated in the NPRs.

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

On January 23, 2009, FCBC completed the sale to the Treasury of $23,184,000 of newly-issued FCBC non-voting preferred shares (Series A Preferred Shares) as part of the Capital Purchase Program (CPP). To finalize FCBC’s participation in the CPP, FCBC and the Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto (the Securities Purchase Agreement). Pursuant to the terms of the Securities Purchase Agreement, FCBC issued and sold to Treasury (1) 23,184 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the Series A Preferred Shares), and (2) a ten-year warrant (the Warrant) to purchase 469,312 FCBC common shares, each without par value, at an exercise price of $7.41 per share. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by FCBC to the Treasury under the CPP qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act.

As long as the Series A Preferred Shares remain outstanding, FCBC is permitted to declare and pay dividends on its common shares so long as all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid.

Under the terms of the Securities Purchase Agreement, FCBC was required to comply with various executive compensation standards applicable to FCBC’s senior executive officers for the period during which the Treasury owned the Series A Preferred Shares. These standards generally applied to FCBC’s executive officers. The American Recovery and Reinvestment Act of 2009 (ARRA)retroactively amended the executive compensation provisions applicable to participants in the CPP. On June 15, 2009, the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including FCBC, and their subsidiaries by publishing an interim final rule under 31 C.F.R. Part 30. On December 7, 2009, Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the Interim Final Rule).

On July 3, 2012, the Treasury completed the sale of all 23,184 of the Series A Preferred Shares to various investors pursuant to a modified “Dutch auction” process. As a result of the Treasury’s sale of all of the Series A Preferred Shares, the executive compensation and corporate governance standards which previously applied to FCBC as a participant in the CPP, as described above, are no longer applicable to FCBC.

On September 5, 2012, FCBC completed the repurchase of the Warrant from the Treasury in accordance with the terms of the Securities Purchase Agreement for an aggregate purchase price of $563,174. The purchase price was determined by the Board of Directors of FCBC based on the Fair Market Value of the Warrant, as established by an appraisal conducted by a nationally recognized independent investment banking firm.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. FCBC is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect FCBC and Citizens:

•	the CFPB was established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the deposit insurance assessment base for federal deposit insurance was expanded from domestic deposits to average assets minus average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•

the prohibition on the payment of interest on demand deposits was repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

the standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and non-interest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012;

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

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public companies are required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. Public company compensation committee members are also required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. The compensation committees must have the authority to hire advisors and to have the company fund reasonable compensation of such advisors.

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

Statistical Information

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2012 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I. Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2012, 2011 and 2010 is included on pages 11 through 13—“Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2012 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2012	2011	2010
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$54,286	$49,704	$55,707
Obligations of states and political subdivisions	79,806	66,736	60,469
Mortgage-backed securities in government sponsored entities	69,435	87,518	68,100

Total debt securities	203,527	203,957	184,276
Equity securities in financial institutions	434	676	676

Total	$203,961	$204,633	$184,952

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2012 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,115	1.22%	$16,221	0.73%	$7,339	1.35%	$24,610	1.24%
Obligations of states and political subdivisions (1)	1,401	3.58%	353	4.06%	15,186	3.72	62,866	4.62
Mortgage-backed securities in government sponsored entities	—	—	4	2.83%	15,688	1.92	53,744	2.89

Total	$7,516	1.66%	$16,578	0.83%	$38,213	2.53%	$141,220	3.49%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III. Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial and agricultural	$100,661	$86,395	$84,913	$96,298	$109,375
Commercial real estate	434,808	371,852	336,251	335,626	313,000
Residential real estate	250,598	274,995	295,038	314,552	325,962
Real estate construction	19,677	39,790	39,341	29,970	30,628
Consumer	9,027	10,409	11,590	14,083	17,409
Credit card and other	782	1,827	190	207	400
Leases	—	—	—	82	164

	$815,553	$785,268	$767,323	$790,818	$796,938

Commercial loans are those made for commercial, industrial and professional purposes to sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% in the case of certain stocks, to 100% in the case of savings or time deposit accounts. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

Commercial real estate mortgage loans are made predicated on having a security interest in real property and are secured wholly or substantially by that lien on real property. Commercial real estate mortgage loans are generally underwritten with a maximum loan-to-value ratio of 80%.

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

Real estate construction loans are for the construction of residential homes, new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate or commercial real estate. The Corporation controls disbursements in connection with construction loans.

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Corporation’s consolidated financial statements. As of December 31, 2012 and 2011, the Corporation was contingently liable for $690 and $624, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2012 and 2011, Citizens had commitments to extend credit in the aggregate amounts of approximately $147,337 and $137,771, respectively. Of these amounts, $127,560 and $118,623 represented lines of credit and construction loans, and $19,777 and $19,148 represented overdraft protection commitments at December 31, 2012 and 2011, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2012 and 2011.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2012, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial and agricultural	$28,608	$42,212	$29,841	$100,661
Commercial real estate	69,057	73,231	292,520	434,808
Real estate construction	4,892	1,482	13,303	19,677

	$102,557	$116,925	$335,664	$555,146

	Interest
	Sensitivity
	Fixed	Variable
	rate	rate
	(Dollars in thousands)
Due after one but within five years	$62,077	$54,848
Due after five years	47,787	287,876

	$109,864	$342,724

The preceding maturity information is based on contract terms at December 31, 2012 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$29,855	$25,768	$22,175	$25,198	$17,943
Loans contractually past due 90 days or more as to principal or interest payments (2)	80	1,301	2,241	514	3,053
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	7,250	10,284	8,561	9,163	1,173

Total	$37,185	$37,353	$32,977	$34,875	$22,169

Impaired loans included in above totals	19,302	15,472	8,784	13,989	8,800
Impaired loans not included in above totals	6,788	11,908	10,389	8,747	5,837

Total impaired loans	$26,090	$27,380	$19,173	$22,736	$14,637

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectibility of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2012, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2012. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2012 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $667. The amount of interest income on such loans actually included in net income in 2012 was $1,985.

Interest income recognition associated with impaired loans was as follows.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$1,818	$2,028	$654	$828	$626

At December 31, 2012 and 2011, the Bank’s loan portfolio included significant industry concentrations for: Lessors of Real Estate, Agriculture, Accommodations & Restaurants and Manufacturing. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2012.

IV. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$780,789	$763,918	$784,263	$789,347	$799,413

Allowance for loan losses at beginning of year	$21,257	$21,768	$15,271	$8,862	$7,374
Loan charge-offs:
Commercial and agricultural	841	2,447	2,710	3,013	2,478
Commercial real estate	3,440	4,561	4,653	1,493	2,530
Real estate mortgage	4,506	3,748	4,029	2,393	1,952
Real estate construction	446	981	799	497	33
Consumer	246	193	460	655	788
Leases	—	—	—	—	17

	9,479	11,930	12,651	8,051	7,798
Recoveries of loans previously Charged-off:
Commercial and agricultural	353	307	303	204	389
Commercial real estate	612	390	650	364	158
Real estate mortgage	397	429	99	363	197
Real estate construction	131	387	—	—	18
Consumer	71	106	156	206	282
Leases	—	—	—	—	35

	1,564	1,619	1,208	1,137	1,079

Net charge-offs (1)	(7,915)	(10,311)	(11,443)	(6,914)	(6,719)
Provision for loan losses (2)	6,400	9,800	17,940	13,323	8,207

Allowance for loan losses at year end	$19,742	$21,257	$21,768	$15,271	$8,862

Allowance for loan losses as a percent of loans at year-end	2.42%	2.71%	2.84%	1.93%	1.11%

Ratio of net charge-offs during the year to average loans outstanding	1.01%	1.35%	1.46%	0.88%	0.84%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deteriorization of specific businesses.
(2)	The determination of the balance of the allowance for loan losses is based on a detailed analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, risk management practices and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2012		2011
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$2,850	12.3%	$2,876	11.0%
Commercial real estate	10,305	53.3	10,571	47.4
Real estate mortgage	5,532	30.7	5,796	35.0
Real estate construction	364	2.4	974	5.1
Consumer	248	1.1	719	1.3
Credit card and other	—	0.1	—	0.2
Unallocated	443	—	321	—

	$19,742	100.0%	$21,257	100.0%

	2010		2009
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$3,639	11.1%	$2,957	12.2%
Commercial real estate	9,827	43.8	6,042	42.4
Real estate mortgage	4,569	38.5	3,917	39.8
Real estate construction	2,139	5.1	1,109	3.8
Consumer	726	1.5	401	1.8
Credit card and other	—	—	—	—
Unallocated	868	—	845	—

	$21,768	100.0%	$15,271	100.0%

	2008
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$1,220	13.7%
Commercial real estate	3,330	39.3
Real estate mortgage	2,524	40.9
Real estate construction	699	3.8
Consumer	442	2.2
Credit card and other	—	0.1
Leases	—	—
Unallocated	647	—

	$8,862	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a rolling average of historical net charge-offs, adjusted for current economic factors. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 2.71% in 2011 to 2.42% in 2012. The unallocated reserve of FCBC and its affiliates increased from $321 in 2011 to $417 in 2012. Management considers both the increase in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

The increased reserves related to Commercial Real Estate is the result of increased loan volume, watch list, past due and non-accrual balances. The loss reserve allocation for commercial and agricultural and Real Estate loans decreased in 2011 due to a reduction of the loan balances on the watch list as well as a reduction on past due and non-accrual balances.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$194,418	N/A	$176,435	N/A	$144,711	N/A
Interest-bearing demand deposits	157,193	0.14%	145,576	0.18%	144,800	0.34%
Savings, including Money
Market deposit accounts	290,630	0.10%	282,467	0.20%	262,109	0.40%
Certificates of deposit, including IRA’s	272,610	1.20%	305,837	1.40%	341,153	1.66%

	$914,851		$910,315		$892,773

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2012 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$17,200	$798	$17,998
Over 3 through 6 months	13,328	1,357	14,685
Over 6 through 12 months	21,279	1,258	22,537
Over 12 months	24,454	2,871	27,325

	$76,261	$6,284	$82,545

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on page 1 and 2 of the 2012 Annual Report. The dividend payout ratio was 16.6% in 2012, 5.8% in 2011, 0% in 2010, 119.0% in 2009 and -17.9% in 2008.

Short-term Borrowings

See Note 9 to the consolidated financial statements (located at page 58 of the 2012 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located at pages 11 through 13 of the 2012 Annual Report) for the statistical disclosures for short-term borrowings for 2012 and 2011.

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

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which the Corporation must operate may be subject to more stringent capital requirements. In addition, the Corporation may be subjected to higher deposit insurance premiums to the FDIC. The Corporation may also be subject to additional regulations under the newly established CFPB which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on the Corporation, impede its growth opportunities and place it at a competitive disadvantage.

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

CHANGES IN TAX LAWS COULD ADVERSELY AFFECT OUR PERFORMANCE

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

WE MAY ELECT OR BE COMPELLED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Corporation is unknown at this time, but may require us to raise additional capital. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

THE EFFECT OF CHANGES TO THE HEALTHCARE LAWS IN THE UNITED STATES MAY INCREASE THE NUMBER OF EMPLOYEES WHO CHOOSE TO PARTICIPATE IN OUR HEALTHCARE PLANS, WHICH MAY SIGNIFICANTLY INCREASE OUR HEALTHCARE COSTS AND NEGATIVELY IMPACT OUR FINANCIAL RESULTS

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Corporation. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and material adversely impact our costs of operations.

THE EXPIRATION OF UNLIMITED FDIC INSURANCE COVERAGE OF NON-INTEREST BEARING TRANSACTION ACCOUNTS EFFECTIVE DECEMBER 31, 2012, MAY HAVE AN ADVERSE EFFECT ON OUR LIQUIDITY AND COST OF FUNDS

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance may cause us to lose certain large deposits or may result in our needing to pledge additional securities to secure public funds deposits, which could have a material adverse effect on our liquidity. In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

FCBC neither owns nor leases any properties. Citizens owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns branch banking offices in the following Ohio communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, New Washington, Shelby (3), Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Dublin, Hilliard, Plain City, Russells Point, Urbana (2), and Quincy. Citizens leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty and Willard. Additionally, Citizens currently owns a loan production office in Port Clinton, Ohio.

Item 3. Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2012 Annual Report.

As of February 19, 2013, there were approximately 1,399 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Corporation’s common shares.

Information regarding the restrictions on the Corporation’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Corporation did not repurchase any of its common shares during 2012.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2012 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 16 of the 2012 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 16 through 18 of the 2012 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 77 of the 2012 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 19—“Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 76 of the 2012 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2012 and 2011

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Comprehensive Income Statements

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2012 and 2011

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

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 20 through 22 of the 2012 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9 B. Other Information

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2012 that was not disclosed.

PART III

Information relating to Items 10, 11, 12, 13 and 14 of this Part III is included in the 2013 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1—Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation—Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance—Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2012 Compensation of Directors” in the 2013 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Corporation” in the 2013 Proxy Statement is incorporated herein by reference in response to this Item.

Equity Compensation Plan Information

The following table sets forth information concerning common shares authorized or available for issuance under the Corporation’s Stock Option and Stock Appreciation Rights Plan as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,000	$35.00	0	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	10,000	$35.00	0

(1)	The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance—Transactions with Directors, Officers and Associates” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2013 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1	Financial Statements. First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 77 of the 2012 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2012 and 2011

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Comprehensive Income Statements

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

4.4	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement—Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

10.2*	Change in Control Agreement—James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3*	Change in Control Agreement—Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.4*	Change in Control Agreement—Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.5*	Change in Control Agreement—Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.6	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.7	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

11.1	Statement regarding earnings per share	Included in Note 18 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2012 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Financial Officer	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2012 and 2011; and (i) Notes to Consolidated Financial Statements .**

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

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
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Date: March 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 2013 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

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

FIRST CITIZENS BANC CORP

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

4.4	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement—Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

10.1*	First Citizens Banc Corp Stock Option and Stock Appreciation Rights Plan dated April 18, 2000.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference. (File No. 0-25980)

10.2*	Change in Control Agreement—James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3*	Change in Control Agreement—Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.4*	Change in Control Agreement—Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.5*	Change in Control Agreement—Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.6	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.7	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

11.1	Statement regarding earnings per share	Included in Note 18 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2012 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, A.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Executive Officer	Included herewith

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15 – Principal Financial Officer	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2012 and 2011; and (i) Notes to Consolidated Financial Statements .**

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.