Form 10-Q
period 2013-03-31
FIRST CITIZENS BANC CORP /OH
filed 2013-05-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 8, 2013–7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$90,492	$46,131
Securities available for sale	205,372	203,961
Loans held for sale	272	1,873
Loans, net of allowance of $19,710 and $19,742	787,166	795,811
Other securities	15,550	15,567
Premises and equipment, net	16,963	17,166
Accrued interest receivable	4,381	3,709
Goodwill	21,720	21,720
Other intangibles	2,927	3,139
Bank owned life insurance	18,737	18,590
Other assets	10,106	9,304

Total assets	$1,173,686	$1,136,971

LIABILITIES
Deposits
Noninterest-bearing	$223,012	$202,416
Interest-bearing	742,804	723,973

Total deposits	965,816	926,389
Federal Home Loan Bank advances	40,253	40,261
Securities sold under agreements to repurchase	20,076	23,219
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	13,061	13,695

Total liabilities	1,068,633	1,032,991

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,184	23,184
Common stock, no par value, 10,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(13,295)	(14,687)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(1,966)	(1,647)

Total shareholders’ equity	105,053	103,980

Total liabilities and shareholders’ equity	$1,173,686	$1,136,971

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$9,713	$10,390
Taxable securities	1,006	1,273
Tax-exempt securities	524	426
Federal funds sold and other	44	29

Total interest and dividend income	11,287	12,118

Interest expense
Deposits	760	1,063
Federal Home Loan Bank advances	343	393
Subordinated debentures	190	212
Other	6	5

Total interest expense	1,299	1,673

Net interest income	9,988	10,445
Provision for loan losses	500	2,400

Net interest income after provision for loan losses	9,488	8,045

Noninterest income
Service charges	965	1,062
Net gain (loss) on sale of securities	17	(2)
Net gain on sale of loans	199	108
ATM fees	460	444
Trust fees	603	525
Bank owned life insurance	147	164
Other	824	665

Total noninterest income	3,215	2,966

Noninterest expense
Salaries, wages and benefits	5,505	4,961
Net occupancy expense	611	553
Equipment expense	279	298
Contracted data processing	262	217
FDIC assessment	261	251
State franchise tax	264	253
Professional services	481	403
Amortization of intangible assets	212	278
ATM expense	155	147
Marketing	193	195
Other operating expenses	1,985	1,764

Total noninterest expense	10,208	9,320

Income before taxes	2,495	1,691
Income tax expense	582	398

Net Income	1,913	1,293
Preferred stock dividends and discount accretion	290	294

Net income available to common shareholders	$1,623	$999

Earnings per common share, basic and diluted	$0.21	$0.13

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net income	$1,913	$1,293
Other comprehensive income:
Unrealized holding gains (loss) on available for sale securities	(623)	163
Tax effect of unrealized holdings gains (loss) on available for sale securities	211	(56)
Reclassification adjustment for (gain) loss recognized in income	(17)	2
Tax effect of reclassification adjustment for (gain) loss recognized in income	6	(1)
Pension liability adjustment	158	90
Tax effect of pension liability adjustment	(54)	(31)

Total other comprehensive income (loss)	(319)	167

Comprehensive income	$1,594	$1,460

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Equity
Balance, January 1, 2013	23,184	$23,184	7,707,917	$114,365	$(14,687)	$(17,235)	$(1,647)	$103,980
Net Income	—	—	—	—	1,913	—	—	1,913
Other comprehensive loss, net of reclassification and tax effect	—	—	—	—	—	—	(319)	(319)
Cash dividends ($.03 per share)	—	—	—	—	(231)	—	—	(231)
Preferred stock dividend	—	—	—	—	(290)	—	—	(290)

Balance, March 31, 2013	23,184	$23,184	7,707,917	$114,365	$(13,295)	$(17,235)	$(1,966)	$105,053

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net cash from operating activities	$2,767	$4,170

Cash flows used for investing activities
Maturities and calls of securities, available-for-sale	20,048	15,600
Purchases of securities, available-for-sale	(23,035)	(28,314)
Security sales	516	5,372
Redemption of FRB stock	17	—
Purchases of FRB stock	—	(86)
Net loan originations	8,138	19,874
Proceeds from sale of OREO properties	197	279
Proceeds from sale of property	118	6
Purchases of office premises and equipment	(160)	(179)

Net cash provided by investing activities	5,839	12,552

Cash flows provided by financing activities
Repayment of FHLB borrowings	(8)	(8)
Net change in deposits	39,427	17,889
Net change in securities sold under agreements to repurchase	(3,143)	722
Cash dividends paid on common stock and preferred stock	(521)	(521)

Net cash provided by financing activities	35,755	18,082

Net change in cash and due from financial institutions	44,361	34,804
Cash and cash equivalents at beginning of period	46,131	52,127

Cash and cash equivalents at end of period	$90,492	$86,931

Cash paid during the period for:
Interest	$1,306	$1,688
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$99	$79

See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages Citizens’ securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Corporation.” Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of March 31, 2013 and its results of operations and changes in cash flows for the periods ended March 31, 2013 and 2012 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2012 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2013. Water St. revenue was less than 1.0% of total revenue through March 31, 2013. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

Adoption of New Accounting Standards:

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The update amends the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of this Update did not have a significant impact on the Corporation’s financial statements.

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). Adoption of this Update did not have a significant impact on the Corporation’s financial statements.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of this Update did not have a significant impact on the Corporation’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. Adoption of this Update did not have a significant impact on the Corporation’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Corporation has provided the necessary disclosures in Note 6.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangements on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this Update is not expected to have a significant impact on the Corporation’s financial statements.

(3) Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$56,685	$310	$(11)	$56,984
Obligations of states and political subdivisions	73,393	6,545	(108)	79,830
Mortgage-backed securities in government sponsored entities	66,590	1,754	(287)	68,057

Total debt securities	196,668	8,609	(406)	204,871
Equity securities in financial institutions	481	20	—	501

Total	$197,149	$8,629	$(406)	$205,372

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$53,919	$375	$(8)	$54,286
Obligations of states and political subdivisions	72,884	6,946	(24)	79,806
Mortgage-backed securities in government sponsored entities	67,814	1,854	(233)	69,435

Total debt securities	194,617	9,175	(265)	203,527
Equity securities in financial institutions	481	—	(47)	434

Total	$195,098	$9,175	$(312)	$203,961

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$6,864	$6,907
Due after one year through five years	24,945	25,022
Due after five years through ten years	28,592	30,031
Due after ten years	69,677	74,854
Mortgage-backed securities	66,590	68,057
Equity securities	481	501

Total securities available for sale	$197,149	$205,372

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	2013	2012
Sale proceeds	$516	$5,372
Gross realized gains	14	32
Gross realized losses	—	34
Gains from securities called or settled by the issuer	3	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $152,023 and $147,204 as of March 31, 2013 and December 31, 2012, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2013 and December 31, 2012 not recognized in income are as follows:

March 31, 2013	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$5,414	$(11)	$—	$—	$5,414	$(11)
Obligations of states and political subdivisions	5,417	(106)	455	(2)	5,872	(108)
Mortgage-backed securities in gov’t sponsored entities	12,651	(275)	1,311	(12)	13,962	(287)

Total temporarily impaired	$23,482	$(392)	$1,766	$(14)	$25,248	$(406)

December 31, 2012	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,184	$(8)	$—	$—	$6,184	$(8)
Obligations of states and political subdivisions	1,440	(22)	465	(2)	1,905	(24)
Mortgage-backed securities in gov’t sponsored entities	7,907	(215)	2,122	(18)	10,029	(233)
Equity securities in financial institutions	434	(47)	—	—	434	(47)

Total temporarily impaired	$15,965	$(292)	$2,587	$(20)	$18,552	$(312)

At March 31, 2013, there were twenty-nine securities in the portfolio with unrealized losses. Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31,	December 31,
	2013	2012
Commercial and agriculture	$98,052	$100,661
Commercial real estate	426,029	434,808
Residential real estate	249,261	250,598
Real estate construction	24,490	19,677
Consumer and other	9,044	9,809

Total loans	806,876	815,553
Allowance for loan losses	(19,710)	(19,742)

Net loans	$787,166	$795,811

(5) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Corporation has segmented certain loans in the portfolio by product type. Historical loss percentages for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. These historical loss percentages are calculated over a three-year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

•	Changes in lending policies and procedures

•	Changes in experience and depth of lending and management staff

•	Changes in quality of Citizens’ credit review system

•	Changes in nature and volume of the loan portfolio

•	Changes in past due, classified and nonaccrual loans and TDRs

•	Changes in economic and business conditions

•	Changes in competition or legal and regulatory requirements

•	Changes in concentrations within the loan portfolio

•	Changes in the underlying collateral for collateral dependent loans

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Corporation considers the allowance for loan losses of $19,710 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2013. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the periods ended March 31, 2013, March 31, 2012 and December 31, 2012.

For the three months ending March 31, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,811	$10,139	$5,780	$349	$246	$417	$19,742
Charge-offs	—	(312)	(487)	—	(82)	—	(881)
Recoveries	41	90	156	52	10	—	349
Provision	85	7	(35)	(87)	51	479	500

Ending Balance	$2,937	$9,924	$5,414	$314	$225	$896	$19,710

The allowances for Residential Real Estate was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for these loan types and is represented as a decrease in the provision. The allowance for Real Estate Construction was reduced as a result of changes to specific reserves required. The result of this change was represented as a decrease in the provision. While we have seen improvement in asset quality, given the uncertainty in the economy and the level of past due loans, management determined that it was appropriate to maintain unallocated reserves at a higher level this quarter.

For the three months ending March 31, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,876	$10,571	$5,796	$974	$719	$321	$21,257
Charge-offs	(132)	(776)	(766)	(105)	(44)	—	(1,823)
Recoveries	35	24	52	61	18	—	190
Provision	263	1,151	1,175	(73)	(90)	(26)	2,400

Ending Balance	$3,042	$10,970	$6,257	$857	$603	$295	$22,024

The allowances for Consumer loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The allowances for Real Estate Construction was reduced not only by charge-offs, but also due to a reduction in specific reserves required. The net result of these changes for both of loan types was a reduction in the allowance and is represented as a decrease in the provision.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

March 31, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$626	$2,401	$779	$17	$40	$—	$3,863
Ending balance:
Collectively evaluated for impairment	$2,311	$7,523	$4,635	$297	$185	$896	$15,847

Ending Balance	$2,937	$9,924	$5,414	$314	$225	$896	$19,710

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$5,345	$12,880	$5,808	$486	$40		$24,559
Ending balance:
Collectively evaluated for impairment	$92,707	$413,149	$243,453	$24,004	$9,004		$782,317

Ending Balance	$98,052	$426,029	$249,261	$24,490	$9,044		$806,876

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$286	$2,354	$1,199	$107	$60	$—	$4,006
Ending balance:
Collectively evaluated for impairment	$2,525	$7,785	$4,581	$242	$186	$417	$15,736

Ending Balance	$2,811	$10,139	$5,780	$349	$246	$417	$19,742

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$5,420	$13,941	$6,127	$541	$61		$26,090
Ending balance:
Collectively evaluated for impairment	$95,241	$420,867	$244,471	$19,136	$9,748		$789,463

Ending Balance	$100,661	$434,808	$250,598	$19,677	$9,809		$815,553

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table represents credit exposures by internally assigned grades for the periods ended March 31, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. Residential real estate loans with an internal credit risk grade include commercial loans that are secured by conventional 1-4 family residential properties. Real estate construction loans with an internal credit risk grade include commercial construction, land development and other land loans. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated – Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

March 31, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$86,061	$392,132	$95,108	$19,947	$435	$593,683
Special Mention	1,509	6,735	1,845	331	—	10,420
Substandard	10,482	27,162	12,342	945	88	51,019
Doubtful	—	—	—	—	—	—

Ending Balance	$98,052	$426,029	$109,295	$21,223	$523	$655,122

December 31, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$90,159	$397,657	$89,896	$16,594	$994	$595,300
Special Mention	1,653	6,371	1,944	352	—	10,320
Substandard	8,849	30,780	12,873	1,001	106	53,609
Doubtful	—	—	—	—	—	—

Ending Balance	$100,661	$434,808	$104,713	$17,947	$1,100	$659,229

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2013 and December 31, 2012 that have not been assigned an internal risk grade. These loan types are generally not risk graded unless they are part of a commercial relationship. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2013	Residential Real Estate	Real Estate Construction	Consumer	Total
Performing	$137,772	$3,267	$8,498	$149,537
Nonperforming	2,194	—	23	2,217

Total	$139,966	$3,267	$8,521	$151,754

December 31, 2012	Residential Real Estate	Real Estate Construction	Consumer	Total
Performing	$145,879	$1,730	$8,696	$156,305
Nonperforming	6	—	13	19

Total	$145,885	$1,730	$8,709	$156,324

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2013 and December 31, 2012.

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$1,808	$—	$584	$2,392	$95,660	$98,052	$—
Commercial Real Estate	4,778	47	6,557	11,382	414,647	426,029	—
Residential Real Estate	2,449	417	6,212	9,078	240,183	249,261	—
Real Estate Construction	2,347	267	416	3,030	21,460	24,490	—
Consumer	14	13	29	56	8,988	9,044	—

Total	$11,396	$744	$13,798	$25,938	$780,938	$806,876	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$31	$72	$553	$656	$100,005	$100,661	$—
Commercial Real Estate	1,000	533	6,794	8,327	426,481	434,808	80
Residential Real Estate	2,843	1,214	8,527	12,584	238,014	250,598	—
Real Estate Construction	43	—	416	459	19,218	19,677	—
Consumer	127	20	29	176	9,633	9,809	—

Total	$4,044	$1,839	$16,319	$22,202	$793,351	$815,553	$80

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. A loan may also be considered for nonaccrual status when it is not 90 days delinquent if deterioration in the borrower’s financial condition or other circumstances indicates that Citizens will receive less than full principal and interest payments for an extended period of time. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Commericial & Agriculture	$2,816	$2,869
Commercial Real Estate	14,613	16,250
Residential Real Estate	10,561	9,701
Real Estate Construction	902	958
Consumer	57	77

Total	$28,949	$29,855

Loan modifications that are considered troubled debt restructurings (TDRs) completed during the quarter ended March 31, 2013 and March 31, 2012 were as follows:

	For the Three-Month Period Ended March 31, 2013			For the Three-Month Period Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—	3	$45	$37
Commercial Real Estate	1	125	125	3	1,206	1,206
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	1	$125	$125	6	$1,251	$1,243

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do newly originated loans.

During the three month periods ended March 31, 2013 and 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the respective periods ending March 31, 2013 or March 31, 2012.

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

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commericial & Agriculture	$4,710	$4,907	$—	$5,053	$5,226	$—
Commercial Real Estate	5,273	6,588	—	5,446	8,114	—
Residential Real Estate	3,451	6,102	—	2,566	5,346	—
Real Estate Construction	—	—	—	—	521	—
Consumer and Other	—	—	—	1	1	—

Total	13,434	17,597	—	13,066	19,208	—

With an allowance recorded:
Commericial & Agriculture	635	651	626	367	385	286
Commercial Real Estate	7,607	8,883	2,401	8,495	8,681	2,354
Residential Real Estate	2,357	2,581	779	3,561	4,554	1,199
Real Estate Construction	486	497	17	541	547	107
Consumer and Other	40	40	40	60	60	60

Total	11,125	12,652	3,863	13,024	14,227	4,006

Total:
Commericial & Agriculture	5,345	5,558	626	5,420	5,611	286
Commercial Real Estate	12,880	15,471	2,401	13,941	16,795	2,354
Residential Real Estate	5,808	8,683	779	6,127	9,900	1,199
Real Estate Construction	486	497	17	541	1,068	107
Consumer and Other	40	40	40	61	61	60

Total	$24,559	$30,249	$3,863	$26,090	$33,435	$4,006

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the quarter ended:	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commericial & Agriculture	$5,301	$68	$3,895	$90
Commercial Real Estate	13,584	205	17,672	259
Residential Real Estate	5,876	143	4,029	78
Real Estate Construction	514	5	456	1
Consumer and Other	50	—	—	—

Total	$25,325	$421	$26,052	$428

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$5,849	$(7,496)	$(1,647)

Other comprehensive income before reclassifications	(412)	—	(412)
Amounts reclassified from accumulated other comprehensive income	(11)	104	93

Net current-period other comprehensive income	(423)	104	(319)

Ending balance	$5,426	$(7,392)	$(1,966)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amout Reclassified from Accumulated Other Comprehensive Income (a)		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$17		Net gain/(loss) on sale of securities

	17		Total before tax
	(6)		Income tax expense

	$11		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(158	) (b)	Salaries, wages and benefits

	(158)		Total before tax
	54		Income tax expense

	$(104)		Net of tax

Total reclassifications for the period	$(93)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Earnings per Common Share

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, computed using the treasury stock method.

	Three months ended March 31,
	2013	2012
Basic
Net income	$1,913	$1,293
Preferred stock dividends and discount accretion	290	294

Net income available to common shareholders	$1,623	$999

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings per common share	$0.21	$0.13

Diluted
Net income	$1,913	$1,293
Preferred stock dividends and discount accretion	290	294

Net income available to common shareholders	$1,623	$999

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917

Diluted earnings per common share	$0.21	$0.13

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three-month periods ended March 31, 2013 and March 31, 2012 because they were anti-dilutive.

Stock options for 19,500 common shares that have an exercise price of $20.50 were not considered in computing diluted earnings per common share for the three-month period ended March 31, 2012 because they were anti-dilutive.

(8) Commitments, Contingencies and Off-Balance Sheet Risk

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at March 31, 2013 and December 31, 2012:

	Contract Amount
	March 31, 2013		December 31, 2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$7,027	$136,330	$9,378	$118,182
Overdraft protection	47	17,558	51	19,726
Letters of credit	294	815	294	396

	$7,368	$154,703	$9,723	$138,304

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.0% at March 31, 2013 and December 31, 2012, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,407 on March 31, 2013 and $998 on December 31, 2012.

(9) Pension Information

Net periodic pension expense was as follows:

	Three months ended March 31,
	2013	2012
Service cost	$273	$235
Interest cost	201	229
Expected return on plan assets	(219)	(215)
Other components	158	90

Net periodic pension cost	$413	$339

The total amount of contributions expected to be paid by the Corporation in 2013 total $2,000, compared to $1,510 in 2012.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Stock Options

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

The Corporation did not grant any stock options during the first three months of 2013 or 2012, nor did any stock options become vested during the first three months of 2013 or 2012. The Corporation’s Stock Option and Stock Appreciation Rights Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under such plan.

A summary of the activity in the plan is as follows:

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	10,000	$35.00	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of period	10,000	$35.00	29,500	$25.42

Options exercisable, end of period	10,000	$35.00	29,500	$25.42

The following table details stock options outstanding:

	Outstanding Options
Exercise price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$35.00	10,000	0.5 mos.	35.00

Outstanding at quarter-end	10,000	0.5 mos.	$35.00

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of March 31, 2013 and 2012, there were no options that had intrinsic value.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(11) Fair Value Measurement

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2013 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$56,984	$—
Obligations of states and political subdivisions	—	79,373	457
Mortgage-backed securities in government sponsored entities	—	68,057	—
Equity securities in financial institutions	—	501	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$20,696
Other real estate owned	—	—	397

	Fair Value Measurements at December 31, 2012 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$54,286	$—
Obligations of states and political subdivisions	—	79,338	468
Mortgage-backed securities in government sponsored entities	—	69,435	—
Equity securities in financial institutions	—	434	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$22,084
Other real estate owned	—	—	471

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Obligations of states and political subdivisions	$457	Appraisal of collateral	Appraisal adjustments	20% - 30%
			Liquidation expense	8% - 12%
Impaired loans	$20,696	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Discount rates	2% - 8.5%
Other real estate owned	$397	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Obligations of states and political subdivisions	$468	Appraisal of collateral	Appraisal adjustments	20% - 30%
			Liquidation expense	8% - 12%
Impaired loans	$22,084	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Discount rates	2% - 8.5%
Other real estate owned	$471	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

The following table presents the changes in the Level 3 fair-value category for the period ended March 31, 2013. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale
Beginning balance January 1, 2013	$468
Settlement	(11)

Ending balance March 31, 2013	$457

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

March 31, 2013	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
Financial Assets:
Cash and due from financial institutions	$90,492	$90,492	$90,492	$—	$—
Securities available for sale	205,372	205,372	—	204,915	457
Other securities	15,550	15,550	15,550	—	—
Loans, available for sale	272	272	272	—	—
Loans, net of allowance for loan losses	787,166	804,168	—	—	804,168
Bank owned life insurance	18,737	18,737	18,737	—	—
Accrued interest receivable	4,381	4,381	4,381	—	—
Mortgage servicing rights	391	391	391
Financial Liabilities:
Nonmaturing deposits	711,920	711,920	711,920	—	—
Time deposits	253,896	256,232	—	—	256,232
Federal Home Loan Bank advances	40,253	43,263	—	—	43,263
Securities sold under agreement to repurchase	20,076	20,076	20,076	—	—
Subordinated debentures	29,427	26,182	—	—	26,182
Accrued interest payable	178	178	178	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2012	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
Financial Assets:
Cash and due from financial institutions	$46,131	$46,131	$46,131	$—	$—
Securities available for sale	203,961	203,961	—	203,493	468
Other securities	15,567	15,567	15,567	—	—
Loans, available for sale	1,873	1,873	1,873	—	—
Loans, net of allowance for loan losses	795,811	812,950	—	—	812,950
Bank owned life insurance	18,590	18,590	18,590	—	—
Accrued interest receivable	3,709	3,709	3,709	—	—
Mortgage servicing rights	308	308	308
Financial Liabilities:
Nonmaturing deposits	662,387	662,387	662,387	—	—
Time deposits	264,002	265,974		—	265,974
Federal Home Loan Bank advances	40,261	41,658	—	—	53,947
Securities sold under agreement to repurchase	23,219	23,219	23,219	—	—
Subordinated debentures	29,427	26,855	—	—	26,855
Accrued interest payable	185	185	185	—	—

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

(12) Participation in the Treasury Capital Purchase Program

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at March 31, 2013 compared to December 31, 2012 and the consolidated results of operations for the three-month period ended March 31, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Corporation at March 31, 2013 were $1,173,686 compared to $1,136,971 at December 31, 2012, an increase of $36,715, or 3.2 percent. The increase in total assets was mainly attributed to an increase in cash and due from banks partially offset by a decrease in net loans. Total liabilities at March 31, 2013 were $1,068,633 compared to $1,032,991 at December 31, 2012, an increase of $35,642, or 3.5 percent. The increase in total liabilities was mainly attributed to increases in non interest-bearing deposits and interest–bearing deposits.

Net loans have decreased $8,645 or 1.1 percent since December 31, 2012. The real estate construction portfolio increased $4,813 since December 31, 2012, while the commercial and agricultural, commercial real estate, real estate and consumer loan portfolios decreased $2,609, $8,779, $1,337 and $765, respectively. The current increase in real estate construction loans is mainly due to an increase in the demand for construction loans and advances on existing construction loans. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in real estate and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have decreased $1,601 or 85.5 percent since December 31, 2012. At March 31, 2013, the net loan to deposit ratio was 81.5 percent compared to 85.9 percent at December 31, 2012. This ratio has decreased in 2013 due to an increase in deposits.

For the three months of operations in 2013, $500 was placed into the allowance for loan losses from earnings, compared to $2,400 in the same period of 2012. Economic conditions and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. General and specific reserves decreased compared to December 31, 2012. Detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have decreased to $532, compared to $1,633 in 2012. For the first three months of 2013, the Corporation has charged off forty-three loans. Twenty-five real estate mortgage loans totaling $331 net of recoveries, eight commercial real estate loans totaling $222 net of recoveries, zero commercial and agriculture loans totaling $41 in recoveries, and zero real estate construction loans totaling $52 in recoveries were charged off in the first three months of the year. In addition, ten consumer loans totaling $71, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $986, of which $80 was due to a decrease in loans past due 90 days but still accruing and $906 was due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes commercial and commercial real estate loans, with balances of $350 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. A loan may also be considered for nonaccrual status when it is not 90 days delinquent if deterioration in the borrower’s financial condition or other circumstances indicates that Citizens will receive less than full principal and interest payments for an extended period of time. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 2.44 percent at March 31, 2013 and 2.42 percent at December 31, 2012.

The available for sale security portfolio increased by $1,411, from $203,961 at December 31, 2012, to $205,372 at March 31, 2013. The increase is the result of additional securities purchases made in the first three months of 2013 above scheduled maturities and reinvestment of profits. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of March 31, 2013, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $147 from December 31, 2012 to March 31, 2013 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $203 from December 31, 2012 to March 31, 2013, as a result of depreciation of $352 and disposals of $11, offset by new purchases of $160.

Total deposits at March 31, 2013 increased $39,427 from year-end 2012. Noninterest-bearing deposits increased $20,596 from year-end 2012, while interest-bearing deposits, including savings and time deposits, increased $18,831 from December 31, 2012. The primary reason for the increase in noninterest-bearing deposits was due to increased volume related to the Corporation’s processing of tax returns and an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit increase was due to an increase in savings accounts, interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $6,635 from year-end 2012, which included increases of $5,524 in statement savings, $907 in corporate savings and $1,386 in public fund money market savings, offset by a decrease of $1,430 in money market savings. Interest-bearing demand accounts increased $22,303 from year end 2012, which included increases of $2,055 in interest-bearing checking accounts, $3,298 in NOW accounts and $17,468 in interest-bearing public funds. Time certificates, individual retirement accounts (IRA) and Certificate of Deposit Account Registry Service (CDARS) accounts decreased $8,952, $421 and $734, respectively from year end 2012. The year-to-date average balance of total deposits increased $84,813 compared to the average balance for the same period in 2012. The increase in average balance is due to increases of $56,509 in demand deposits, $20,935 in interest-bearing public funds, $10,096 in brokered deposits, $10,063 in statement savings accounts, $9,263 in interest-bearing demand and $9,073 in NOW accounts, offset by decreases of $29,883 in time certificates, $6,501 in public fund money market accounts, $3,085 in IRA accounts and $1,780 in CDARS accounts.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total borrowed funds have decreased $3,151 from December 31, 2012 to March 31, 2013. At March 31, 2013, the Corporation had $40,253 in outstanding Federal Home Loan Bank advances compared to $40,261 at December 31, 2012. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $3,143 from December 31, 2012 to March 31, 2013.

Shareholders’ equity at March 31, 2013 was $105,053, or 8.9 percent of total assets, compared to $103,981, or 9.1 percent of total assets at December 31, 2012. The increase in shareholders’ equity resulted from net income of $1,913 less the decrease in the fair value of securities available for sale, net of tax, of $423 and the Corporation’s pension liability, net of tax of $104 less preferred dividends and common dividends paid of $290 and $231, respectively. Total outstanding common shares at March 31, 2013 and 2012 were 7,707,917.

Results of Operations

Three Months Ended March 31, 2013 and 2012

The Corporation had net income of $1,913 for the three months ended March 31, 2013, an increase of $620 from net income of $1,293 for the same three months of 2012. Basic and diluted earnings per common share were $0.21 for the quarter ended March 31, 2013, compared to $0.13 for the same period in 2012. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2013 was $9,988, a decrease of $457 from $10,445 in the same three months of 2012. Total interest income for the three months ended March 31, 2013 was $11,287, a decrease of $831 from $12,118 in the same three months of 2012. Average earning assets increased 4.6 percent during the quarter ended March 31, 2013 as compared to the same period in 2012. Average loans, non-taxable securities, and interest-bearing deposits in other banks for the first quarter of 2013 increased 5.4 percent, 25.5 percent, and 14.4 percent respectively compared to the first quarter of last year. These increases were offset by a decrease in average taxable securities of 8.5 percent compared to the same period of 2012. The yield on earning assets decreased 49 basis points for the first quarter of 2013 compared to the first quarter of last year. The yield on loans and taxable securities decreased 60 and 41 basis points respectively during the first quarter of 2013 compared to the first quarter of last year. The yield on non-taxable securities decreased 16 basis points during the first quarter of 2013 compared to the first quarter of last year. These factors combined resulted in the decrease in total interest income for the first quarter of 2013. Total interest expense for the three months ended March 31, 2013 was $1,299, a decrease of $374 from $1,673 in the same three months of 2012. Interest expense on time deposits decreased $291 or 31.3 percent in the first quarter of 2013 compared to the same period in 2012. The interest rate paid on time deposits during the first quarter of 2013 also decreased as compared to the same period in 2012 by 33 basis points. The Corporation’s net yield for the three months ended March 31, 2013 and 2012 was 3.44% and 3.74%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2013 and 2012. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended March 31,
	2013			2012
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$810,117	$9,713	4.87%	$768,930	$10,390	5.48%
Taxable securities	160,180	1,006	2.61%	175,087	1,273	3.03%
Non-taxable securities	57,610	524	6.02%	45,891	426	6.26%
Interest-bearing deposits in other banks	91,833	44	0.19%	80,272	29	0.15%

Total interest-earning assets	$1,119,740	11,287	4.22%	$1,070,180	12,118	4.70%

Noninterest-earning assets:
Cash and due from financial institutions	38,834			9,754
Premises and equipment, net	17,107			17,713
Accrued interest receivable	3,934			3,953
Intangible assets	24,783			25,735
Other assets	9,945			10,060
Bank owned life insurance	18,642			18,021
Less allowance for loan losses	(20,154)			(21,320)

Total Assets	$1,212,831			$1,134,096

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$485,617	$120	0.10%	$440,457	$132	0.12%
Time	258,239	640	1.01%	282,891	931	1.33%
FHLB	40,258	343	3.46%	50,292	393	3.17%
Subordinated debentures	30,349	190	2.54%	30,349	212	2.83%
Other	22,393	6	0.11%	17,638	5	0.11%

Total interest-bearing liabilities	$836,856	1,299	0.63%	$821,627	1,673	0.83%

Noninterest-bearing deposits	258,139			193,834
Other liabilities	13,826			15,461
Shareholders’ Equity	104,010			103,174

Total Liabilities and Shareholders’ Equity	$1,212,831			$1,134,096

Net interest income and interest rate spread		$9,988	3.59%		$10,445	3.87%
Net yield on interest earning assets			3.75%			4.06%

*	-All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table is an analysis of the changes in interest income and expense between the three months ended March 31, 2013 and March 31, 2012. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$536	$(1,213)	$(677)
Taxable securities	(106)	(161)	(267)
Nontaxable securities	115	(17)	98
Interest-bearing deposits in other banks	5	10	15

Total interest income	$550	$(1,381)	$(831)

Interest expense:
Savings and interest-bearing demand accounts	13	(25)	(12)
Certificates of deposit	(76)	(215)	(291)
Federal Home Loan Bank advances	(83)	33	(50)
Subordinated debentures	—	(22)	(22)
Other	1	—	1

Total interest expense	$(145)	$(229)	$(374)

Net interest income	$695	$(1,152)	$(457)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $500 for the three months ended March 31, 2013, compared to $2,400 for the same period in 2012. Although general reserves decreased compared to March 31, 2012, specific reserves increased during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to March 31, 2012.

Noninterest income for the three months ended March 31, 2013 was $3,215, an increase of $249 or 8.4 percent from $2,966 for the same period of 2012. Service charge fee income for the period ended March 31, 2013 was $965, down $97 or 9.1 percent over the same period of 2012. Trust fee income was $603, up $78 or 14.9 percent over the same period in 2012. The increase is related to a general increase in assets under management. ATM fee income was $460, up $16 or 3.6 percent over the same period of 2012. BOLI contributed $147 to non-interest income during the three months ended March 31, 2013. Net gain on sale of loans was $199, up $91 over the same period in 2012 as a result of the Corporation’s decision to sell a majority of consumer mortgage loan products originated. Other non-interest income was $763, up $169 over the same period in 2012 as a result of increased volume in processing tax refunds and the gain on the sale of fixed assets.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-interest expense for the three months ended March 31, 2013 was $10,208, an increase of $888, from $9,320 reported for the same period of 2012. Salary and other employee costs were $5,505, up $544 or 11.0 percent as compared to the same period of 2012. This increase is mainly due to an increase in staffing and higher pension costs for the quarter ended March 31, 2013. The number of full-time equivalent employees increased during the quarter ended March 31, 2013 to 308.3, up 7.6, compared to the same period of 2012. Occupancy and equipment costs were $890, up $39 or 4.6 percent compared to the same period in 2012. This increase is mainly due to an increase in grounds maintenance. Grounds maintenance expenses for the first three months of 2012 were unusually low due to mild winter weather. Contracted data processing costs were $262, up $45 or 20.7 percent compared to the same period in 2012. State franchise taxes increased by $11 compared to the same period of 2012. Amortization expense decreased $66, or 23.7 percent from the same three months of 2012, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were up by $10 during the three months ended March 31, 2013 compared to the same period of 2012. Professional service costs were $481, up $78 or 19.4 percent compared to the same period in 2012. The increase is mainly due to legal and audit fees. Other operating expenses were $1,985, up $221 or 12.5 percent compared to the same period of 2012. The increase in other operating expenses is due to an allowance for loss on unused commitments, loan collection and repossession expenses and expenses related to the sale of loans posted in the first quarter of 2013.

Income tax expense for the three months ended March 31, 2013 totaled $582, up $184 compared to the same period in 2012. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses. The effective tax rates for the three-month periods ended March 31, 2013 and March 31, 2012 were 23.3% and 23.5%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $104,895 at March 31, 2013 compared to $103,981 at December 31, 2012. The increase in shareholders’ equity resulted from $1,913 of net income and $423 net decrease in the unrealized gain on securities. This was offset by preferred dividends and common dividends paid of $290 and $231, respectively. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2013 and December 31, 2012 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios—March 31, 2013	15.1%	13.6%	9.1%
Corporation Ratios—December 31, 2012	15.0%	13.2%	9.2%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $.03 per common share each on February 1, 2013 and February 1, 2012. The Corporation paid a 5% cash dividend on its preferred shares issued to the U.S. Treasury pursuant to TARP in the amount of approximately $290 each on February 15, 2013 and February 15, 2012.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $6,864, or 3.5 percent of the total security portfolio at March 31, 2013. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended March 31, 2013 was $2,767. This includes net income of $1,913 plus net adjustments of $854 to reconcile net earnings to net cash provided by operations. The increase in cash from investing activities was $5,839 for the period ended March 31, 2013. The increase of cash from investing activities is primarily due to cash received from maturing, called and sold securities totaling $20,048 and loan payments by customers of $8,138. This increase in cash was offset by the purchase of securities of $23,035. Cash provided from financing activities for the first three months of 2012 totaled $12,552. The increase of cash from financing activities is due to the net change in deposits and change in securities sold under agreements to repurchase. The increase was offset by dividends paid. The net change in deposits was $39,427 for the first three months of 2013. The increase in deposits was primarily due to increases of $20,596 in non interest-bearing deposits, $5,524 in savings deposits and $22,303 in interest-bearing demand deposits offset by a decrease of $8,952 in time certificates during the first three months of 2013. Securities sold under agreements to repurchase increased $3,143. The payment of dividends used $523. Cash and cash equivalents increased from $46,131 at December 31, 2012 to $90,492 at March 31, 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $20,000. As of March 31, 2013, Citizens had total credit availability with the FHLB of $130,178, of which $40,253 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2012 and March 31, 2013, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2013 and December 31, 2012.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2012 or March 31, 2013. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	March 31, 2013			December 31, 2012
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	137,146	9,029	7%	134,494	3,367	3%
+100bp	131,326	3,209	3%	131,217	90	0%
Base	128,117	—	—	131,127	—	—
-100bp	150,086	21,969	17%	152,511	21,384	16%

The change in net portfolio value from December 31, 2012 to March 31, 2013, is primarily a result of changes in both asset and liability mixes. While the yield curve has remained virtually unchanged, the mix and/or volume of assets and funding sources have changed. While the volume of earning assets has increased, the mix has shifted toward cash and securities and away from loans. Funding sources have increased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the small decrease in the base. Beyond the change in the base level of net portfolio value, the change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of liabilities would increase much more slowly than the fair value of the asset portfolio.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013, were effective.

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

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2013; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	May 9, 2013
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 9, 2013
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location
3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2013; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*	Included herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.