Form 10-Q
period 2013-06-30
FIRST CITIZENS BANC CORP /OH
filed 2013-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 8, 2013 - 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$62,104	$46,131
Securities available for sale	199,866	203,961
Loans held for sale	756	1,873
Loans, net of allowance of $19,405 and $19,742	790,701	795,811
Other securities	15,540	15,567
Premises and equipment, net	16,881	17,166
Accrued interest receivable	3,692	3,709
Goodwill	21,720	21,720
Other intangibles	2,715	3,139
Bank owned life insurance	18,881	18,590
Other assets	10,392	9,304

Total assets	$1,143,248	$1,136,971

LIABILITIES
Deposits
Noninterest-bearing	$214,618	$202,416
Interest-bearing	723,587	723,973

Total deposits	938,205	926,389
Federal Home Loan Bank advances	40,244	40,261
Securities sold under agreements to repurchase	19,421	23,219
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	13,792	13,695

Total liabilities	1,041,089	1,032,991

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 200,000 shares authorized, 23,184 shares issued	23,184	23,184
Common stock, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(12,544)	(14,687)
Treasury stock, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	(5,611)	(1,647)

Total shareholders’ equity	102,159	103,980

Total liabilities and shareholders’ equity	$1,143,248	$1,136,971

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$9,537	$10,047	$19,250	$20,437
Taxable securities	920	1,215	1,925	2,488
Tax-exempt securities	534	459	1,058	886
Federal funds sold and other	34	36	78	64

Total interest income	11,025	11,757	22,311	23,875

Interest expense
Deposits	699	998	1,459	2,061
Federal Home Loan Bank advances	346	393	690	787
Subordinated debentures	194	215	383	427
Other	5	5	11	10

Total interest expense	1,244	1,611	2,543	3,285

Net interest income	9,781	10,146	19,768	20,590
Provision for loan losses	300	1,465	800	3,865

Net interest income after provision for loan losses	9,481	8,681	18,968	16,725

Noninterest income
Service charges	1,066	1,073	2,032	2,135
Net gain on sale of securities	41	42	58	40
ATM fees	511	439	972	883
Trust fees	626	544	1,228	1,069
Bank owned life insurance	144	161	291	324
Computer center data processing fees	64	71	125	142
Other	379	522	1,341	1,168

Total noninterest income	2,831	2,852	6,047	5,761

Noninterest expense
Salaries, wages and benefits	5,581	5,434	11,088	10,396
Net occupancy expense	553	519	1,164	1,071
Equipment expense	288	306	567	604
Contracted data processing	263	242	525	459
FDIC Assessment	286	251	546	502
State franchise tax	300	252	564	505
Professional services	691	806	1,433	1,404
Amortization of intangible assets	212	232	424	510
ATM Expense	161	138	316	285
Marketing	192	192	385	387
Other operating expenses	1,819	2,023	3,542	3,535

Total noninterest expense	10,346	10,395	20,554	19,658

Income before taxes	1,966	1,138	4,461	2,828
Income tax expense	309	202	891	599

Net Income	1,657	936	3,570	2,229
Preferred stock dividends and discount accretion	290	294	580	588

Net income available to common shareholders	$1,367	$642	$2,990	$1,641

Earnings per common share, basic and diluted	$0.18	$0.08	$0.39	$0.21

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$1,657	$936	$3,570	$2,229
Other comprehensive (loss):
Unrealized holding gains (loss) on available for sale securities	(5,662)	457	(6,286)	617
Tax effect of unrealized holdings gains (loss) on available for sale securities	1,925	(156)	2,137	(210)
Reclassification adjustment for gain recognized in income	(41)	(42)	(58)	(40)
Tax effect of reclassification adjustment for gain recognized in income	14	14	20	14
Pension liability adjustment	180	90	338	180
Tax effect of pension liability adjustment	(61)	(31)	(115)	(61)

Total other comprehensive income (loss)	(3,645)	332	(3,964)	500

Comprehensive income (loss)	$(1,988)	$1,268	$(394)	$2,729

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Equity
Balance, January 1, 2013	23,184	$23,184	7,707,917	$114,365	$(14,687)	$(17,235)	$(1,647)	$103,980
Net Income	—	—	—	—	3,570	—	—	3,570
Other comprehensive loss	—	—	—	—	—	—	(3,964)	(3,964)
Cash dividends ($.07 per share)	—	—	—	—	(539)	—	—	(539)
Preferred stock dividend	—	—	—	—	(580)	—	—	(580)
Cash dividends declared ($.04 per share)	—	—	—	—	(308)	—	—	(308)

Balance, June 30, 2013	23,184	$23,184	7,707,917	$114,365	$(12,544)	$(17,235)	$(5,611)	$102,159

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Net cash from operating activities	$7,926	$9,229
Cash flows used for investing activities
Maturities and calls of securities, available-for-sale	32,277	39,120
Purchases of securities, available-for-sale	(43,116)	(59,169)
Sale of securities available for sale	7,758	12,982
Redemption of FRB stock	27	—
Purchases of FRB stock	—	(136)
Net loan originations	4,160	7,798
Proceeds from sale of OREO properties	370	801
Proceeds from sale of premises and equipment	118	6
Purchases of office premises and equipment	(429)	(599)

Net cash provided by investing activities	1,165	803

Cash flows provided by financing activities
Repayment of FHLB borrowings	(17)	(17)
Net change in deposits	11,816	(3,992)
Net change in securities sold under agreements to repurchase	(3,798)	(2,919)
Cash dividends paid on common stock and preferred stock	(1,119)	(1,042)

Net cash provided by (used for) financing activities	6,882	(7,970)

Net change in cash and due from financial institutions	15,973	2,062
Cash and cash equivalents at beginning of period	46,131	52,127

Cash and cash equivalents at end of period	$62,104	$54,189

Cash paid during the period for:
Interest	$2,559	$3,328
Income taxes	$1,010	$300
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$187	$144

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

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of June 30, 2013 and its results of operations and changes in cash flows for the periods ended June 30, 2013 and 2012 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2012 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Union, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2013. Water St. revenue was less than 1.0% of total revenue through June 30, 2013. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management is currently investigating the potential impact of this Update to the Corporation’s financial statements.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$51,409	$187	$(652)	$50,944
Obligations of states and political subdivisions	79,449	3,459	(1,259)	81,649
Mortgage-backed securities in government sponsored entities	66,007	1,208	(463)	66,752

Total debt securities	196,865	4,854	(2,374)	199,345
Equity securities in financial institutions	481	40	—	521

Total	$197,346	$4,894	$(2,374)	$199,866

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$53,919	$375	$(8)	$54,286
Obligations of states and political subdivisions	72,884	6,946	(24)	79,806
Mortgage-backed securities in government sponsored entities	67,814	1,854	(233)	69,435

Total debt securities	194,617	9,175	(265)	203,527
Equity securities in financial institutions	481	—	(47)	434

Total	$195,098	$9,175	$(312)	$203,961

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value of securities at June 30, 2013, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,849	$6,893
Due after one year through five years	20,474	20,217
Due after five years through ten years	28,975	29,482
Due after ten years	74,560	76,001
Mortgage-backed securities	66,007	66,752
Equity securities	481	521

Total securities available for sale	$197,346	$199,866

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sale proceeds	$7,242	$7,610	$7,758	$12,982
Gross realized gains	130	67	144	99
Gross realized losses	89	25	89	59
Gains from securities called or settled by the issuer	—	—	3	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $151,060 and $147,204 as of June 30, 2013 and December 31, 2012, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2013 and December 31, 2012 not recognized in income are as follows:

June 30, 2013	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$33,917	$(652)	$—	$—	$33,917	$(652)
Obligations of states and political subdivisions	21,247	(1,257)	444	(2)	21,691	(1,259)
Mortgage-backed securities in gov’t sponsored entities	27,094	(462)	55	(1)	27,149	(463)

Total temporarily impaired	$82,258	$(2,371)	$499	$(3)	$82,757	$(2,374)

December 31, 2012	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,184	$(8)	$—	$—	$6,184	$(8)
Obligations of states and political subdivisions	1,440	(22)	465	(2)	1,905	(24)
Mortgage-backed securities in gov’t sponsored entities	7,907	(215)	2,122	(18)	10,029	(233)
Equity securities in financial institutions	434	(47)	—	—	434	(47)

Total temporarily impaired	$15,965	$(292)	$2,587	$(20)	$18,552	$(312)

At June 30, 2013 there were seventy-one securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30,	December 31,
	2013	2012
Commercial and agriculture	$110,551	$100,661
Commercial real estate	421,265	434,808
Residential real estate	246,296	250,598
Real estate construction	22,651	19,677
Consumer and other	9,343	9,809

Total loans	810,106	815,553
Allowance for loan losses	(19,405)	(19,742)

Net loans	$790,701	$795,811

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $19,405 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2013. The following tables present by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the period ended June 30, 2013 and December 31, 2012.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the six months ending June 30, 2013
Allowance for loan losses:
Beginning balance	$2,811	$10,139	$5,780	$349	$246	$417	$19,742
Charge-offs	(92)	(631)	(1,021)	—	(122)	—	(1,866)
Recoveries	62	223	301	106	37	—	729
Provision	994	(575)	109	(271)	(12)	555	800

Ending Balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405

For the six months ended June 30, 2013, the allowance for Commercial and Agriculture loans increased primarily as a result of reserves on specific loans. There was also an increase related to increased loan balances. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The allowance for Residential Real Estate loans decreased as a result charged-off loans for which there had previously been a specific reserve. The allowance for Real Estate Construction loans was reduced as a result of changes to specific reserves required and the historical charge-offs for this type. The result of these changes was represented as a decrease in the provision. The allowance for Consumer loans was reduced as a result of changes to the historical charge-offs for this type. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level at this time.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the six months ended June 30, 2012, the allowance for Commercial & Agriculture was reduced not only by charge-offs, but also due to decreases in both the loan balances outstanding and a reduction in specific reserves required. The allowance for Consumer loans were reduced not only by charge-offs, but also due to decreases in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes for both of loan types was a reduction in the allowance and is represented as a decrease in the provision.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending June 30, 2013
Allowance for loan losses:
Beginning balance	$2,937	$9,924	$5,414	$314	$225	$896	$19,710
Charge-offs	(92)	(319)	(534)	—	(40)	—	(985)
Recoveries	21	133	145	54	27	—	380
Provision	909	(582)	144	(184)	(63)	76	300

Ending Balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405

For the three months ended June 30, 2013, the allowance for Commercial and Agriculture loans increased both as a result of increased reserves on specific loans and reserves related to increased loan balances. The allowance for Commercial Real Estate was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The allowance for Real Estate Construction was reduced as a result of changes to specific reserves required and the historical charge-offs for this type. The allowance for Consumer was reduced as a result of changes to the historical charge-offs for this type. The result of these changes for each loan type was represented as a decrease in the provision. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level at this time.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended June 30, 2012, the allowance for Commercial & Agriculture was reduced not only by charge-offs, but also due to decreases in both the loan balances outstanding and a reduction in specific reserves required. The net result of these changes was a reduction in the allowance and is represented as a decrease in the provision. The allowance for Commercial Real Estate increased as a result of both increased loan balances and increased specific reserves. The allowance for Consumer loans were reduced not only by charge-offs, but also due to decreases in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance and is represented as a decrease in the provision.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
June 30, 2013
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$1,384	$1,081	$800	$58	$1	$—	$3,324
Ending balance:
Collectively evaluated for impairment	$2,391	$8,075	$4,369	$126	$148	$972	$16,081

Ending Balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$4,956	$12,588	$5,724	$480	$22		$23,770
Ending balance:
Collectively evaluated for impairment	$105,595	$408,677	$240,572	$22,171	$9,321		$786,336

Ending Balance	$110,551	$421,265	$246,296	$22,651	$9,343		$810,106

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
December 31, 2012
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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table represents credit exposures by internally assigned grades for the period ended June 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. Residential Real Estate loans with an internal credit risk grade include commercial loans that are secured by conventional 1-4 family residential properties. Real Estate Construction loans with an internal credit risk grade include commercial construction, land development and other land loans. The Corporation’s internal credit risk grading system is based on experiences with similarly graded loans. Additionally, residential real estate, real estate construction or consumer loans that are directly related to a commercial borrower that has been downgraded may be downgraded as well.

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

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated – Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

June 30, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$100,167	$390,243	$90,012	$18,235	$740	$599,397
Special Mention	2,151	5,002	724	—	—	7,877
Substandard	8,233	26,020	15,216	766	74	50,309
Doubtful	—	—	—	—	—	—

Ending Balance	$110,551	$421,265	$105,952	$19,001	$814	$657,583

December 31, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$90,159	$397,657	$89,896	$16,594	$994	$595,300
Special Mention	1,653	6,371	1,944	352	—	10,320
Substandard	8,849	30,780	12,873	1,001	106	53,609
Doubtful	—	—	—	—	—	—

Ending Balance	$100,661	$434,808	$104,713	$17,947	$1,100	$659,229

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the period ended June 30, 2013 and December 31, 2012 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer	Total
June 30, 2013
Performing	$140,344	$3,650	$8,529	$152,523
Nonperforming	—	—	—	—

Total	$140,344	$3,650	$8,529	$152,523

	Residential Real Estate	Real Estate Construction	Consumer	Total
December 31, 2012
Performing	$145,879	$1,730	$8,696	$156,305
Nonperforming	6	—	13	19

Total	$145,885	$1,730	$8,709	$156,324

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2013 and December 31, 2012.

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$83	$1,224	$822	$2,129	$108,422	$110,551	$—
Commercial Real Estate	895	163	6,052	7,110	414,155	421,265	—
Residential Real Estate	632	640	6,158	7,430	238,866	246,296	—
Real Estate Construction	—	—	243	243	22,408	22,651	—
Consumer	60	21	16	97	9,246	9,343	—

Total	$1,670	$2,048	$13,291	$17,009	$793,097	$810,106	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$31	$72	$553	$656	$100,005	$100,661	$—
Commercial Real Estate	1,000	533	6,794	8,327	426,481	434,808	80
Residential Real Estate	2,843	1,214	8,527	12,584	238,014	250,598	—
Real Estate Construction	43	—	416	459	19,218	19,677	—
Consumer	127	20	29	176	9,633	9,809	—

Total	$4,044	$1,839	$16,319	$22,202	$793,351	$815,553	$80

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

The following table presents loans on nonaccrual status as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Commericial & Agriculture	$2,771	$2,869
Commercial Real Estate	13,732	16,250
Residential Real Estate	10,555	9,701
Real Estate Construction	723	958
Consumer	36	77

Total	$27,817	$29,855

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered troubled debt restructurings (TDRs) completed during the six month periods ended June 30, 2013 and June 30, 2012 were as follows:

	For the Six-Month Period Ended June 30, 2013			For the Six-Month Period Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—	4	$487	$479
Commercial Real Estate	1	125	125	3	1,206	1,206
Residential Real Estate	—	—	—	20	865	786
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	4	46	46

Total Loan Modifications	1	$125	$125	31	$2,604	$2,517

Loan modifications that are considered troubled debt restructurings (TDRs) completed during the quarter ended June 30, 2013 and June 30, 2012 were as follows:

	For the Three-Month Period Ended June 30, 2013			For the Three-Month Period Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—	1	$442	$442
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	—	—	—	15	865	786
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	4	46	46

Total Loan Modifications	—	$—	$—	20	$1,353	$1,274

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the six-month period ended June 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the six-month period ending June 30, 2013.

During the six-month period ended June 30, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the six-month period ending June 30, 2012.

During the three-month period ended June 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the three-month period ending June 30, 2013.

During the three-month period ended June 30, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the three-month period ending June 30, 2012.

Impaired Loans: Larger (greater than $350) Commercial loans and Commercial Real Estate loans, many of which are 60 days or more past due, are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Additionally, if a Residential Real Estate loan or Consumer loan is part of a relationship with a Commercial loan or Commercial Real Estate loan that is impaired, then the Residential Real Estate loan or Consumer loan is considered impaired as well.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commericial & Agriculture	$1,472	$1,608	$—	$5,053	$5,226	$—
Commercial Real Estate	7,254	9,490	—	5,446	8,114	—
Residential Real Estate	3,286	6,077	—	2,566	5,346	—
Real Estate Construction	—	—	—	—	521	—
Consumer and Other	—	—	—	1	1	—

Total	12,012	17,175	—	13,066	19,208	—

With an allowance recorded:
Commericial & Agriculture	3,484	3,588	1,384	367	385	286
Commercial Real Estate	5,334	5,750	1,081	8,495	8,681	2,354
Residential Real Estate	2,438	2,587	800	3,561	4,554	1,199
Real Estate Construction	480	497	58	541	547	107
Consumer and Other	22	22	1	60	60	60

Total	11,758	12,444	3,324	13,024	14,227	4,006

Total:
Commericial & Agriculture	4,956	5,196	1,384	5,420	5,611	286
Commercial Real Estate	12,588	15,240	1,081	13,941	16,795	2,354
Residential Real Estate	5,724	8,664	800	6,127	9,900	1,199
Real Estate Construction	480	497	58	541	1,068	107
Consumer and Other	22	22	1	61	61	60

Total	$23,770	$29,619	$3,324	$26,090	$33,435	$4,006

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three month and six month periods ended June 30, 2013 and 2012.

For the six months ended:

	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commericial & Agriculture	$5,178	$131	$4,372	$180
Commercial Real Estate	13,292	409	16,832	703
Residential Real Estate	5,794	269	4,010	245
Real Estate Construction	503	11	414	2
Consumer and Other	40	—	16	—

Total	$24,807	$820	$25,644	$1,130

For the three months ended:

	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commericial & Agriculture	$5,125	$63	$4,610	$90
Commercial Real Estate	12,855	204	16,471	444
Residential Real Estate	5,671	126	4,092	167
Real Estate Construction	483	6	33	1
Consumer and Other	31	—	23	—

Total	$24,165	$399	$25,229	$702

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2013:

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$5,426	$(7,392)	$(1,966)

Other comprehensive income before reclassifications	(3,737)	—	(3,737)
Amounts reclassified from accumulated other comprehensive loss	(27)	119	92

Net current-period other comprehensive income	(3,764)	119	(3,645)

Ending balance	$1,662	$(7,273)	$(5,611)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amout Reclassified from Accumulated Other Comprehensive Loss (a)		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$41		Net gain on sale of securities

	41		Total before tax
	(14)		Income tax expense

	27		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(180	)(b)	Salaries, wages and benefits

	(180)		Total before tax
	61		Income tax expense

	(119)		Net of tax

Total reclassifications for the period	$(92)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013:

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$5,849	$(7,496)	$(1,647)

Other comprehensive income before reclassifications	(4,149)	—	(4,149)
Amounts reclassified from accumulated other comprehensive income	(38)	223	185

Net current-period other comprehensive income	(4,187)	223	(3,964)

Ending balance	$1,662	$(7,273)	$(5,611)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amout Reclassified from Accumulated Other Comprehensive Loss (a)		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$58		Net gain on sale of securities

	58		Total before tax
	(20)		Income tax expense

	38		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(338	)(b)	Salaries, wages and benefits

	(338)		Total before tax
	115		Income tax expense

	(223)		Net of tax

Total reclassifications for the period	$(185)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic
Net income	$1,657	$936	$3,570	$2,229
Preferred stock dividends and discount accretion	290	294	580	588

Net income available to common shareholders	$1,367	$642	$2,990	$1,641

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.18	$0.08	$0.39	$0.21

Diluted
Net income	$1,657	$936	$3,570	$2,229
Preferred stock dividends and discount accretion	290	294	580	588

Net income available to common shareholders	$1,367	$642	$2,990	$1,641

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.18	$0.08	$0.39	$0.21

Stock options for 29,500 common shares that have an exercise price ranging from $20.50 to $35.00 were not considered in computing diluted earnings per common share for the three-month and six-month periods ended June 30, 2012 because they were anti-dilutive.

There were no dilutive or anti-dilutive securities at June 30, 2013

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amount of financial instruments with off-balance-sheet risk was as follows for June 30, 2013 and December 31, 2012:

	Contract Amount
	June 30, 2013		December 31, 2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$6,755	$137,493	$9,378	$118,182
Overdraft protection	46	20,275	51	19,726
Letters of credit	294	796	294	396

	$7,095	$158,564	$9,723	$138,304

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.0% at June 30, 2013 and December 31, 2012, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,842 on June 30, 2013 and $1,217 on December 31, 2012.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Pension Information

Net periodic pension expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$310	$235	$583	$470
Interest cost	228	229	428	458
Expected return on plan assets	(249)	(215)	(468)	(229)
Other components	180	90	338	180

Net periodic pension cost	$469	$339	$881	$879

The total amount of contributions expected to be paid by the Corporation in 2013 is $1,900, compared to $1,510 in 2012.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	10,000	$35.00	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(10,000)	(35.00)	—	—

Options outstanding, end of period	—	$—	29,500	$25.42

Options exercisable, end of period	—	$—	29,500	$25.42

At June 30, 2013, all previously outstanding stock options had expired unexercised.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of June 30, 2012, there were no options that had intrinsic value.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Equity securities: The Corporation’s equity securities are not actively traded in an open market. The fair values of these equity securities available for sale are determined by using market data inputs for similar securities that are observable (Level 2 inputs).

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2013 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$50,944	$—
Obligations of states and political subdivisions	—	81,202	447
Mortgage-backed securities in government sponsored entities	—	66,752	—
Equity securities in financial institutions	—	521	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$20,446
Other real estate owned	—	—	350

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Investments	$447	Appraisal of collateral	Appraisal adjustments	20% - 30%
			Liquidation expense	8% - 12%
Impaired loans	$20,321	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 -30 months
		Discounted cash flows	Discount rates	3.8% - 8.3%
Other real estate owned	$350	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

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

The following table presents the changes in the Level 3 fair-value category for the period ended June 30, 2013. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale
Beginning balance January 1, 2013	$468
Purchases, issuances, and settlements	(21)

Ending balance June 30, 2013	$447

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

June 30, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$62,104	$62,104	$62,104	$—	$—
Securities available for sale	199,866	199,866	—	199,419	447
Other securities	15,540	15,540	15,540	—	—
Loans, available for sale	756	756	756	—	—
Loans, net of allowance for loan losses	790,701	802,471	—	—	802,471
Bank owned life insurance	18,881	18,881	18,881	—	—
Accrued interest receivable	3,692	3,692	3,692	—	—
Mortgage servicing rights	426	426	426	—	—
Financial Liabilities:
Nonmaturing deposits	694,098	694,098	694,098	—	—
Time deposits	244,107	248,024	—	—	248,024
Federal Home Loan Bank advances	40,244	43,073	—	—	43,073
Securities sold under agreement to repurchase	19,421	19,421	19,421	—	—
Subordinated debentures	29,427	24,897	—	—	24,897
Accrued interest payable	169	169	169	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2012	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$46,131	$46,131	$46,131	$—	$—
Securities available for sale	203,961	203,961	—	203,493	468
Other securities	15,567	15,567	15,567	—	—
Loans, available for sale	1,873	1,873	1,873	—	—
Loans, net of allowance for loan losses	795,811	812,950	—	—	812,950
Bank owned life insurance	18,590	18,590	18,590	—	—
Accrued interest receivable	3,709	3,709	3,709	—	—
Mortgage servicing rights	308	308	308
Financial Liabilities:
Nonmaturing deposits	662,387	662,387	662,387	—	—
Time deposits	264,002	265,974	—	—	265,974
Federal Home Loan Bank advances	40,261	41,658	—	—	41,658
Securities sold under agreement to repurchase	23,219	23,219	23,219	—	—
Subordinated debentures	29,427	26,855	—	—	26,855
Accrued interest payable	185	185	185	—	—

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

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at June 30, 2013 compared to December 31, 2012 and the consolidated results of operations for the three and six-month periods ended June 30, 2013, compared to the same periods in 2012. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements by the Corporation relating to various matters, including, without limitation, anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to, regional and national economic conditions; volatility and direction of market interest rates; credit risks of lending activities; governmental legislation and regulation, including changes in tax laws and accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; increases in FDIC insurance premiums and assessments; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in Item 1A of Part 1 of the Corporation’s Annual Report on Form 10-K.

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

Financial Condition

Total assets of the Corporation at June 30, 2013 were $1,143,248 compared to $1,136,971 at December 31, 2012, an increase of $6,277, or 0.6 percent. The increase in total assets was mainly attributed to an increase in cash and due from banks, partially offset by a decrease in loans. Total liabilities at June 30, 2013 were $1,041,089 compared to $1,032,991 at December 31, 2012, an increase of $8,098, or 0.8 percent. The increase in total liabilities was mainly attributed to an increase in non interest-bearing deposits offset by a decrease in securities sold under agreements to repurchase.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Net loans have decreased $5,110 or 0.6 percent since December 31, 2012. The commercial and agricultural and real estate construction loan portfolios increased $9,890 and $2,974, respectively since December 31, 2012, while the commercial real estate, residential real estate and consumer and other loan portfolios decreased $13,543, $4,302 and $466 respectively. The current increase in commercial and agricultural loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current increase in real estate construction loans is mainly due to an increase in the demand for construction loans and advances on existing construction loans. The current decrease in commercial real estate loans is the result of the pay-down or pay-off of loan balances. The current decrease in real estate and consumer loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have decreased $1,117 or 59.6 percent since December 31, 2012. At June 30, 2013, the net loan to deposit ratio was 84.3 percent compared to 85.9 percent at December 31, 2012. This ratio has declined in 2013 due to a decrease in loans.

For the six months of operations in 2013, $800 was placed into the allowance for loan losses from earnings, compared to $3,865 in the same period of 2012. The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves required increases compared to December 31, 2012, specific reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. Net charge-offs have decreased to $1,137, compared to $3,191 in 2012. For the first six months of 2013, the Corporation has charged off one hundred and twenty-three loans. Forty-six real estate mortgage loans totaling $720 net of recoveries, seventeen commercial real estate loans totaling $408 net of recoveries and three commercial and agriculture loans totaling $30 net of recoveries were charged off in the first six months of the year. While no real estate construction loans were charged off, $105 was recovered. In addition, fifty-seven consumer loans totaling $85, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $2,118, of which $80 was due to a decrease in loans past due 90 days but still accruing and $2,038 was due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired, or graded as doubtful by the internal grading function for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

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

The allowance for loan losses as a percent of total loans was 2.40 at June 30, 2013 and 2.42 percent at December 31, 2012.

The available for sale security portfolio decreased by $4,095, from $203,961 at December 31, 2012, to $199,866 at June 30, 2013. The decrease is the result of a decline in market value of the securities portfolio in the first six months of 2013. The Corporation continued utilizing letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of June 30, 2013, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $291 from December 31, 2012 to June 30, 2013 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $285 from December 31, 2012 to June 30, 2013, as a result of depreciation of $703 and disposals of $11, offset by new purchases of $429.

Total deposits at June 30, 2013 increased $11,816 from year-end 2012. Noninterest-bearing deposits decreased $12,202 from year-end 2012, while interest-bearing deposits, including savings and time deposits, decreased $386 from December 31, 2012. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit decrease was due to an increase in savings accounts and interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $8,171 from year-end 2012, which included increases of $4,126 in statement savings and $4,365 in public fund money market savings, offset by a decrease in money market savings of $1,058. Interest-bearing deposits increased $11,338 from year end 2012, which included an increase of $16,157 in interest-bearing public funds offset by a decrease of $3,408 in interest-bearing checking accounts and $3,860 in NOW accounts. Time certificates, individual retirement accounts (IRA) and Certificate of Deposit Account Registry Service (CDARS) decreased $17,403, $1,755 and $722 respectively from year end 2012. The year-to-date average balance of total deposits increased $62,230 compared to the average balance of the same period in 2012. The increase in average balance is due to increases of $44,919 in demand deposit accounts, $9,645 in statement savings accounts, $7,429 in interest-bearing demand, $8,584 in NOW accounts, $19,342 in interest-bearing public funds and $10,096 in brokered deposits, offset by decreases of $31,497 in time certificates and $1,814 in CDARS accounts.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total borrowed funds have decreased $3,815 from December 31, 2012 to June 30, 2013. At June 30, 2013, the Corporation had $40,244 in outstanding Federal Home Loan Bank advances compared to $40,261 at December 31, 2012. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $3,798 from December 31, 2012 to June 30, 2013.

Shareholders’ equity at June 30, 2013 was $102,159, or 8.9 percent of total assets, compared to $103,980, or 9.1 percent of total assets at December 31, 2012. The decrease in shareholders’ equity resulted from net income of $3,570 plus the increase in the Corporation’s pension liability, net of tax, of $223 less the decrease in the fair value of securities available for sale, net of tax, of $4,187, dividends declared on common shares of $308 and preferred dividends and common dividends paid of $580 and $539, respectively. Total outstanding common shares at June 30, 2013 and 2012 were 7,707,917.

Results of Operations

Six Months Ended June 30, 2013 and 2012

The Corporation had net income of $3,570 for the six months ended June 30, 2013, an increase of $1,341 from net income of $2,229 for the same six months of 2012. Basic and diluted earnings per common share were $.39 for the six months of 2013, compared to $0.21 for the same period in 2012. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2013 was $19,768, a decrease of $822 from $20,590 in the same six months of 2012. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Total interest income for the six months ended June 30, 2013 was $22,311, a decrease of $1,564 from $23,875 in the same six months of 2012. Average earning assets increased 3.9 percent from the six month period last year. Average loans and interest-bearing deposits in other banks for the six months of 2012 increased 5.6 percent and 4.5 percent respectively compared to the six months of last year. These increases were offset by a decrease in average securities of 2.0 percent compared to the same period of 2012. The yield on earning assets decreased 31 basis points for the first six months of 2012 compared to the same period last year. The yield on loans and taxable securities decreased 53 and 44 basis points respectively during the first six months of 2013 compared to the first six months of last year. These factors combined resulted in the decrease in total interest income for the first six months of 2013. Total interest expense for the six months ended June 30, 2013 was $2,543, a decrease of $742 from $3,285 in the same six months of 2012. Interest expense on time deposits decreased $563 or 31.2 percent in the first six months of 2013 compared to the same period in 2012. Average time deposits for the first six months of 2013 decreased 9.4 percent compared to 2012. The interest rate paid on time deposits during the first six months of 2013 also decreased as compared to the same period in 2012 by 30 basis points. The Corporation’s net interest margin for the six months ended June 30, 2013 and 2012 was 3.75 and 3.90%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2013 and 2012. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2013			2012
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$811,761	$19,250	4.79%	$768,755	$20,437	5.37%
Taxable securities	161,225	1,925	2.46%	175,948	2,488	2.92%
Non-taxable securities	57,861	1,058	6.00%	47,605	886	6.20%
Interest-bearing deposits in other banks	71,609	78	0.22%	68,541	64	0.19%

Total interest-earning assets	$1,102,456	22,311	4.22%	$1,060,849	23,875	4.67%

Noninterest-earning assets:
Cash and due from financial institutions	26,809			9,844
Premises and equipment, net	17,042			17,726
Accrued interest receivable	4,165			4,480
Intangible assets	24,677			25,604
Other assets	9,300			9,987
Bank owned life insurance	18,716			18,156
Less allowance for loan losses	(19,943)			(21,728)

Total Assets	$1,183,222			$1,124,918

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$483,201	$219	0.09%	$439,522	$258	0.12%
Time	253,460	1,240	0.99%	279,822	1,803	1.30%
FHLB	40,254	689	3.45%	50,288	787	3.16%
Subordinated debentures	30,349	384	2.55%	30,349	427	2.84%
Repuchase Agreements	20,781	11	0.11%	17,701	10	0.11%

Total interest-bearing liabilities	$828,045	2,543	0.62%	$817,682	3,285	0.81%

Noninterest-bearing deposits	238,287			190,682
Other liabilities	12,427			13,072
Shareholders’ Equity	104,463			103,482

Total Liabilities and Shareholders’ Equity	$1,183,222			$1,124,918

Net interest income and interest rate spread		$19,768	3.60%		$20,590	3.86%
Net yield on interest earning assets			3.75%			4.04%

* -	All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table is an analysis of the changes in interest income and expense between the six months ended June 30, 2013 and 2012. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,101	$(2,288)	$(1,187)
Taxable securities	(202)	(361)	(563)
Nontaxable securities	202	(30)	172
Interest-bearing deposits in other banks	3	11	14

Total interest income	$1,104	$(2,668)	$(1,564)

Interest expense:
Demand and savings	24	(63)	(39)
Time	(158)	(405)	(563)
FHLB	(167)	69	(98)
Subordinated debentures	—	(43)	(43)
Repurchase agreements	2	(1)	1

Total interest expense	$(299)	$(443)	$(742)

Net interest income	$1,403	$(2,225)	$(822)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $800 for the six months ended June 30, 2013, compared to $3,865 for the same period in 2012. Although general reserves increased compared to December 31, 2012, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to June 30, 2012.

Non-interest income for the six months ended June 30, 2013 was $6,047, an increase of $286 or 5.0 percent from $5,761 for the same period of 2012. Service charge fee income for the first six months of 2013 was $2,032, down $103 or 4.8 percent over the same period of 2012. Trust fee income was $1,228, up $159 or 14.9 percent over the same period in 2012. The increase is related to a general increase in assets under management. ATM fee income for the first six months of 2013 was $972, up $89 or 10.1 percent over the same period of 2012. BOLI contributed $291 to non-interest income during the six months ended June 30, 2013. Other non-interest income was $1,524, up $174 over the same period in 2012 as a result of increased volume in processing tax refunds, the gain on the sale of fixed assets and gain on the sale of loans to the secondary market.

Non-interest expense for the six months ended June 30, 2013 was $20,554, an increase of $896, from $19,658 reported for the same period of 2012. The primary reasons for the increase follow. Salary and other employee costs were $11,088, up $692 or 6.7 percent as compared to the same period of 2012. The number of full-time equivalent employees increased during the first six months of 2013 to 309.7, up 6.9, compared to the same period of 2012. These increases are mainly due to an increase in staffing, higher insurance costs and higher pension costs for the first six months of 2013. Contracted data processing costs were $525, up $66 or 14.4 percent compared to the same period in 2012 due to increases in cost of technology services. State franchise taxes increased by $59 compared to the same period of 2012 due to increases in the taxable value to shareholder’s equity. Amortization expense decreased $86, or 16.9 percent from the same six months of 2012, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were up by $44 during the first six months of 2013 compared to the same period of 2012 due to increases in deposit balances.

Income tax expense for the six months ended June 30, 2013 totaled $891, up $292 or 48.7 percent compared to the same period in 2012. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses, this year compared to last. The effective tax rates for the six-month periods ended June 30, 2013 and June 30, 2012 were 20.0% and 21.2%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended June 30, 2013 and 2012

The Corporation had net income of $1,657 for the three months ended June 30, 2013, an increase of $721 from net income of $936 for the same three months of 2012. Basic and diluted earnings per common share were $.18 for the quarter ended June 30, 2013, compared to $0.08 for the same period in 2012. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2013 was $9,781, a decrease of $365 from $10,146 in the same three months of 2012. Total interest income for the three months ended June 30, 2013 was $11,025, a decrease of $732 from $11,757 in the same three months of 2012. Average earning assets increased 2.6 percent during the quarter ended June 30, 2013 as compared to the same period in 2012. Average loans for the second quarter of 2013 increased 5.8 percent compared to the second quarter of last year. These increases were offset by a decrease in average securities and interest-bearing deposits in other banks of 2.6 percent and 19.9 percent respectively compared to the same period of 2012. The yield on earning assets decreased 21 basis points for the second quarter of 2013 compared to the second quarter of last year. The yield on loans and taxable securities decreased 52 and 50 basis points respectively during the second quarter of 2013 compared to the second quarter of last year. These factors combined resulted in the decrease in total interest income for the second quarter of 2013. Total interest expense for the three months ended June 30, 2013 was $1,244, a decrease of $367 from $1,611 in the same three months of 2012. Interest expense on time deposits decreased $272 or 31.2 percent in the second quarter of 2013 compared to the same period in 2012. Average time deposits for the second quarter of 2013 decreased 10.1 percent compared to the second quarter of 2012. The interest rate paid on time deposits during the second quarter of 2013 also decreased as compared to the same period in 2012 by 29 basis points. The Corporation’s net interest margin for the six months ended June 30, 2013 and 2012 was 3.77% and 3.88%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2013 and 2012. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2013			2012
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$813,386	$9,537	4.71%	$768,581	$10,047	5.25%
Taxable securities	162,259	920	2.33%	176,814	1,215	2.84%
Non-taxable securities	58,110	534	5.97%	49,320	459	6.15%
Interest-bearing deposits in other banks	45,476	34	0.30%	56,808	36	0.25%

Total interest-earning assets	$1,079,231	11,025	4.24%	$1,051,523	11,757	4.62%

Noninterest-earning assets:
Cash and due from financial institutions	21,048			9,935
Premises and equipment, net	16,979			17,740
Accrued interest receivable	4,395			5,007
Intangible assets	24,571			25,474
Other assets	9,342			10,159
Bank owned life insurance	18,789			18,184
Less allowance for loan losses	(19,734)			(22,135)

Total Assets	$1,154,621			$1,115,887

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$480,812	$99	0.09%	$438,585	$126	0.12%
Time	248,730	600	0.97%	276,754	872	1.26%
FHLB	40,250	346	3.45%	50,284	393	3.14%
Subordinated debentures	30,349	194	2.56%	30,349	215	2.84%
Repurchase Agreements	19,187	5	0.10%	17,765	5	0.11%

Total interest-bearing liabilities	$819,328	1,244	0.61%	$813,737	1,611	0.79%

Noninterest-bearing deposits	218,655			187,530
Other liabilities	11,727			10,828
Shareholders’ Equity	104,911			103,792

Total Liabilities and Shareholders’ Equity	$1,154,621			$1,115,887

Net interest income and interest rate spread		$9,781	3.63%		$10,146	3.82%
Net yield on interest earning assets			3.77%			4.00%

* -	All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table is an analysis of the changes in interest income and expense between the three months ended June 30, 2013 and 2012. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$564	$(1,074)	$(510)
Taxable securities	(97)	(198)	(295)
Nontaxable securities	87	(13)	74
Interest-bearing deposits in other banks	(8)	7	(1)

Total interest income	$546	$(1,278)	$(732)

Interest expense:
Demand and savings	11	(38)	(27)
Time	(82)	(190)	(272)
FHLB	(84)	36	(48)
Subordinated debentures	—	(21)	(21)
Repurchase agreements	—	—	—

Total interest expense	$(155)	$(213)	$(368)

Net interest income	$701	$(1,065)	$(364)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $300 for the three months ended June 30, 2013, compared to $1,465 for the same period in 2012. Although general reserves increased compared to December 31, 2012, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to June 30, 2013.

Non-interest income for the three months ended June 30, 2013 was $2,831, a decrease of $21 or 0.7 percent from $2,852 for the same period of 2012. Service charge fee income for the period ended June 30, 2013 was $1,066, down $7 or 0.7 percent over the same period of 2012. Trust fee income was $626, up $82 or 15.1 percent over the same period in 2012. The increase is related to a general increase in assets under management. ATM fee income was $511, up $72 or 16.4 percent over the same period of 2012. BOLI contributed $144 to non-interest income during the three months ended June 30, 2013. Other non-interest income was $484, down $151 over the same period in 2012 as a result of reduced gains on the sale of OREO for the first six months of 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-interest expense for the three months ended June 30, 2013 was $10,346, a decrease of $49, from $10,395 reported for the same period of 2012. The primary reasons for the decrease follow. Salary and other employee costs were $5,581, up $147 or 2.7 percent as compared to the same period of 2012. The number of full-time equivalent employees increased during the quarter ended June 30, 2013 to 311.2, up 6.3, compared to the same period of 2012. These increases are mainly due to an increase in staffing, higher insurance costs and pension costs for the quarter ended June 30, 2013. Contracted data processing costs were $263, up $21 or 8.7 percent compared to the same period in 2012 due to increases in the cost of technology services. State franchise taxes increased by $48 compared to the same period of 2012 due to increases in the taxable value of shareholder’s equity. Amortization expense decreased $20, or 8.6 percent from the same three months of 2012, as a result of scheduled amortization of intangible assets associated with mergers. FDIC assessments were up by $35 during the first three months ended June 30, 2013 compared to the same period of 2012 due to increases in deposit balances. Professional service costs were $691, down $115 or 14.3 percent compared to the same period in 2012. The decrease is mainly due to reduced collection and repossessions fees. Other operating expenses were $2,172, down $181 or 7.7 percent compared to the same period of 2012. The decrease in other operating expenses is due to expenses posted to the allowance for loss on unused commitments in 2013 compared to the same period in 2012.

Income tax expense for the three months ended June 30, 2013 totaled $309, up $107 compared to the same period in 2012. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses. The effective tax rates for the three-month periods ended June 30, 2013 and June 30, 2012 were 15.7% and 17.8%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $102,159 at June 30, 2013 compared to $103,980 at December 31, 2012. The decrease in shareholders’ equity resulted from $3,570 of net income and a $223 net increase in the Corporation’s pension liability. This was offset by unrealized losses on securities, preferred dividends paid, common dividends paid and common dividends declared of $4,187, $580, $539 and $308, respectively. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2013 and December 31, 2012 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios—June 30, 2013	14.9%	13.4%	9.4%
Corporation Ratios—December 31, 2012	14.8%	13.3%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $0.03 per common share on February 1, 2013 and $0.04 per common share on May 1, 2013. In 2012, the Corporation paid cash dividends of $0.03 per common share on both February 1 and May 1. The Corporation paid a 5% cash dividend on its preferred shares in the amount of approximately $290 each on February 15, and May 15, 2013 and February 15, and May 15, 2012.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $6,893, or 3.5 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended June 30, 2013 was $7,926. This includes net income of $3,570 plus net adjustments of $4,357 to reconcile net earnings to net cash provided by operations. Cash provided by investing activities was $1,165 for the period ended June 30, 2013. The use of cash from investing activities is primarily due to securities purchases. Cash received from maturing, called and sold securities totaled $32,227. Cash also was received from loans made to customers, net of principal collected and security sales, of $4,160 and $7,798, for the periods ended June 30, 2013 and June 30, 2012, respectively. This increase in cash was offset by the purchase of securities of $43,116. Cash provided from financing activities for the first six months of 2013 totaled $6,882. The increase of cash from financing activities is due to the net change in deposits. The net change in deposits was $11,816 for the first six months of 2013. The increase in deposits was primarily due to an increase of $12,200 in non interest-bearing deposits during the first six months of 2013. Securities sold under agreements to repurchase decreased $3,798 and $1,119 was used to pay dividends. Cash and cash equivalents increased from $46,131 at December 31, 2012 to $62,104 at June 30, 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $35,000. As of June 30, 2013, Citizens had total credit availability with the FHLB of $129,750, of which $40,244 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2012 and June 30, 2013, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2013 and December 31, 2012.

First Citizens Banc Corp

Form 10-Q

(Amounts in thousands, except share data)

The Corporation had no derivative financial instruments or trading portfolio as of December 31, 2012 or June 30, 2013. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2013			December 31, 2012
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	132,305	10,608	9%	134,494	3,367	3%
+100bp	127,162	5,465	4%	131,217	90	0%
Base	121,697	—	—	131,127	—	—
-100bp	139,842	18,145	15%	152,511	21,384	16%

The change in net portfolio value from December 31, 2012 to June 30, 2013, can be attributed to two factors. The yield curve has seen an upward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the mix and/or volume of assets and funding sources have changed. While the volume of assets decreased slightly, the mix has shifted away from loans and securities toward cash, which leads to less volatility. Funding sources have increased while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, overall projected movements, given specific changes in rates, would lead to generally larger changes in the value of liabilities. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase much more quickly than the fair value of the liabilities.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013, were effective.

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

Citizens has been engaged in a legal action with the Ohio Department of Agriculture (“ODA”) over proceeds from the sale of grain that served as collateral for a loan made by Citizens. Most of the money that is the subject of the litigation is held in an account pending the outcome of the litigation. However, the ODA also claimed that Citizens received and applied some proceeds of earlier grain sales. The Common Pleas Court of Erie County rendered a decision that the ODA was entitled to approximately $163,000 in addition to the funds held in the account. Citizens appealed the decision, which was recently upheld by a 2-1 vote in the Court of Appeals. Citizens is currently requesting reconsideration of that decision.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2013; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*

First Citizens Banc Corp

Other Information

Form 10-Q

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	August 9, 2013
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 9, 2013
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and six months ended June 30, 2012; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2012 and 2011; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).*	Included herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.