Form 10-Q
period 2013-09-30
FIRST CITIZENS BANC CORP /OH
filed 2013-10-31
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at October 29, 2013—7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$50,093	$46,131
Securities available for sale	200,356	203,961
Loans held for sale	4,891	1,873
Loans, net of allowance of $17,297 and $19,742	802,274	795,811
Other securities	15,433	15,567
Premises and equipment, net	16,563	17,166
Accrued interest receivable	4,540	3,709
Goodwill	21,720	21,720
Other intangibles	2,503	3,139
Bank owned life insurance	19,013	18,590
Other assets	10,401	9,304

Total assets	$1,147,787	$1,136,971

LIABILITIES
Deposits
Noninterest-bearing	$220,804	$202,416
Interest-bearing	721,654	723,973

Total deposits	942,458	926,389
Federal Home Loan Bank advances	37,735	40,261
Securities sold under agreements to repurchase	20,810	23,219
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	14,441	13,695

Total liabilities	1,044,871	1,032,991

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, 23,184 shares issued	23,184	23,184
Common shares, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(11,268)	(14,687)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(6,130)	(1,647)

Total shareholders’ equity	102,916	103,980

Total liabilities and shareholders’ equity	$1,147,787	$1,136,971

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$9,621	$9,901	$28,871	$30,338
Taxable securities	901	1,120	2,826	3,608
Tax-exempt securities	579	490	1,637	1,376
Federal funds sold and other	26	18	104	83

Total interest income	11,127	11,529	33,438	35,405

Interest expense
Deposits	674	894	2,134	2,955
Federal Home Loan Bank advances	339	394	1,029	1,181
Subordinated debentures	192	208	575	635
Other	5	5	16	15

Total interest expense	1,210	1,501	3,754	4,786

Net interest income	9,917	10,028	29,684	30,619
Provision for loan losses	300	1,700	1,100	5,565

Net interest income after provision for loan losses	9,617	8,328	28,584	25,054

Noninterest income
Service charges	1,088	1,108	3,120	3,243
Net gain on sale of securities	80	—	138	40
ATM fees	523	440	1,494	1,323
Trust fees	735	527	1,963	1,596
Bank owned life insurance	132	151	423	476
Computer center data processing fees	57	60	182	202
Other	462	414	1,803	1,580

Total noninterest income	3,077	2,700	9,123	8,460

Noninterest expense
Salaries, wages and benefits	5,753	5,207	16,839	15,603
Net occupancy expense	522	543	1,685	1,614
Equipment expense	291	293	859	897
Contracted data processing	265	246	790	705
FDIC assessment	233	212	779	714
State franchise tax	319	252	883	756
Professional services	869	676	2,303	2,080
Amortization of intangible assets	212	232	636	742
ATM expense	167	121	483	405
Marketing	192	193	577	581
Other operating expenses	1,922	1,239	5,463	4,775

Total noninterest expense	10,745	9,214	31,297	28,872

Income before taxes	1,949	1,814	6,410	4,642
Income tax expense	383	430	1,274	1,029

Net Income	1,566	1,384	5,136	3,613
Preferred stock dividends and discount accretion	289	316	869	903

Net income available to common shareholders	$1,277	$1,068	$4,267	$2,710

Earnings per common share, basic and diluted	$0.17	$0.14	$0.55	$0.35

Wtd avg common shares, basic and diluted	7,707,917	7,707,917	7,707,917	7,707,917

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,566	$1,384	$5,136	$3,613
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(886)	758	(7,172)	1,375
Tax effect of unrealized holdings gains (loss) on available for sale securities	301	(259)	2,438	(468)
Reclassification adjustment for gain recognized in income	(80)	—	(138)	(40)
Tax effect of reclassification adjustment for gain recognized in income	27	—	47	14
Pension liability adjustment	180	90	518	270
Tax effect of pension liability adjustment	(61)	(31)	(176)	(92)

Total other comprehensive income (loss)	(519)	558	(4,483)	1,059

Comprehensive income	$1,047	$1,942	$653	$4,672

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Shares	Loss	Equity
Balance, January 1, 2013	23,184	$23,184	7,707,917	$114,365	$(14,687)	$(17,235)	$(1,647)	$103,980
Net Income	—	—	—	—	5,136	—	—	5,136
Other comprehensive loss	—	—	—	—	—	—	(4,483)	(4,483)
Cash dividends ($.11 per share)	—	—	—	—	(848)	—	—	(848)
Preferred stock dividend	—	—	—	—	(869)	—	—	(869)

Balance, September 30, 2013	23,184	$23,184	7,707,917	$114,365	$(11,268)	$(17,235)	$(6,130)	$102,916

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2013	2012
Net cash from operating activities	$6,784	$12,473

Cash flows used for investing activities
Maturities and calls of securities, available-for-sale	41,605	51,115
Purchases of securities, available-for-sale	(55,140)	(69,991)
Sale of securities available for sale	8,686	12,982
Redemption of FRB stock	134	—
Purchases of FRB stock	—	(185)
Net loan originations	(7,832)	(23,346)
Proceeds from sale of OREO properties	635	1,048
Proceeds from sale of premises and equipment	130	5
Purchases of office premises and equipment	(457)	(702)

Net cash used by investing activities	(12,239)	(29,074)

Cash flows provided by financing activities
Repayment of FHLB borrowings	(26)	(25)
Maturity of long-term FHLB advances	(2,500)	(10,000)
Net change in deposits	16,069	13,991
Net change in securities sold under agreements to repurchase	(2,409)	1,496
Repurchase common stock warrant from U. S. Treasury	—	(564)
Cash dividends paid on common shares and preferred shares	(1,717)	(1,563)

Net cash provided by financing activities	9,417	3,335

Net change in cash and due from financial institutions	3,962	(13,266)
Cash and cash equivalents at beginning of period	46,131	52,127

Cash and cash equivalents at end of period	$50,093	$38,861

Cash paid during the period for:
Interest	$3,780	$4,812
Income taxes	$1,010	$—
Supplemental cash flow information:
Transfer of loans from portfolio to OREO	$202	$289
Transfer of loans from portfolio to Held For Sale	$4,756	$—

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

The consolidated financial statements have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation’s financial position as of September 30, 2013 and its results of operations and changes in cash flows for the periods ended September 30, 2013 and 2012 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Corporation described in the notes to the financial statements contained in the Corporation’s 2012 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The Corporation provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Corporation to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2013. Water St. revenue was less than 1.0% of total revenue through September 30, 2013. Management considers the Corporation to operate primarily in one reportable segment, banking.

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

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$54,494	$120	$(650)	$53,964
Obligations of states and political subdivisions	80,048	2,907	(1,480)	81,475
Mortgage-backed securities in government sponsored entities	63,779	1,152	(447)	64,484

Total debt securities	198,321	4,179	(2,577)	199,923
Equity securities in financial institutions	481	—	(48)	433

Total	$198,802	$4,179	$(2,625)	$200,356

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$53,919	$375	$(8)	$54,286
Obligations of states and political subdivisions	72,884	6,946	(24)	79,806
Mortgage-backed securities in government sponsored entities	67,814	1,854	(233)	69,435

Total debt securities	194,617	9,175	(265)	203,527
Equity securities in financial institutions	481	—	(47)	434

Total	$195,098	$9,175	$(312)	$203,961

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value of securities at September 30, 2013, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,450	$6,478
Due after one year through five years	21,276	21,110
Due after five years through ten years	32,826	33,144
Due after ten years	73,990	74,707
Mortgage-backed securities	63,779	64,484
Equity securities	481	433

Total securities available for sale	$198,802	$200,356

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sale proceeds	$927	$—	$8,686	$12,982
Gross realized gains	—	—	144	99
Gross realized losses	—	—	89	59
Gains from securities called or settled by the issuer	80	—	83	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $150,873 and $147,204 as of September 30, 2013 and December 31, 2012, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2013 and December 31, 2012 not recognized in income are as follows:

September 30, 2013	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,170	$(650)	$—	$—	$32,170	$(650)
Obligations of states and political subdivisions	25,519	(1,480)	—	—	25,519	(1,480)
Mortgage-backed securities in gov’t sponsored entities	22,329	(441)	349	(6)	22,678	(447)
Equity securities	481	(48)	—	—	481	(48)

Total temporarily impaired	$80,499	$(2,619)	$349	$(6)	$80,848	$(2,625)

December 31, 2012	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,184	$(8)	$—	$—	$6,184	$(8)
Obligations of states and political subdivisions	1,440	(22)	465	(2)	1,905	(24)
Mortgage-backed securities in gov’t sponsored entities	7,907	(215)	2,122	(18)	10,029	(233)
Equity securities in financial institutions	434	(47)	—	—	434	(47)

Total temporarily impaired	$15,965	$(292)	$2,587	$(20)	$18,552	$(312)

At September 30, 2013 there were seventy-four securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector partly due to higher risk premiums associated with municipal insurers. The fair value is expected to recover as the securities approach their maturity date or reset date. The Corporation does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30,	December 31,
	2013	2012
Commercial and agriculture	$105,830	$100,661
Commercial real estate	431,733	434,808
Residential real estate	244,393	250,598
Real estate construction	26,661	19,677
Consumer and other	10,954	9,809

Total loans	819,571	815,553
Allowance for loan losses	(17,297)	(19,742)

Net loans	$802,274	$795,811

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Corporation considers the allowance for loan losses of $17,297 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2013. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the periods ended September 30, 2013 and 2012, and December 31, 2012.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the nine months ending September 30, 2013
Allowance for loan losses:
Beginning balance	$2,811	$10,139	$5,780	$349	$246	$417	$19,742
Charge-offs	(301)	(1,266)	(2,579)	(136)	(183)	—	(4,465)
Recoveries	123	257	364	107	69	—	920
Provision	418	(1,221)	1,312	(160)	27	724	1,100

Ending Balance	$3,051	$7,909	$4,877	$160	$159	$1,141	$17,297

For the nine months ended September 30, 2013, the allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The allowance for Real Estate Construction loans was reduced as a result of changes to specific reserves required and the historical charge-offs for this type. The result of these changes was represented as a decrease in the provision. The ending reserve balance for Residential Real Estate loans declined from the end of the previous year due to charge-offs during the period. Since these charged-off loans already had specific reserves assigned to them, we no longer need to carry as large a reserve for this segment. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level at this time.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the nine months ended September 30, 2012, the allowance for Consumer loans was reduced not only by charge-offs, but also due to decreases in the loan balances outstanding for this type. The result of this change was a reduction in the allowance and is represented as a decrease in the provision.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending September 30, 2013
Allowance for loan losses:
Beginning balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405
Charge-offs	(210)	(635)	(1,558)	(136)	(61)	—	(2,600)
Recoveries	62	34	63	1	32	—	192
Provision	(576)	(646)	1,203	111	39	169	300

Ending Balance	$3,051	$7,909	$4,877	$160	$159	$1,141	$17,297

For the three months ended September 30, 2013, the allowance for Commercial and Agriculture loans was reduced not only by charge-offs, but also due to a decrease in the loan balances outstanding and decreases in both the specific and general reserves required for this type. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the specific and general reserves required for this type. The result of these changes for each loan type was represented as a decrease in the provision. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level at this time.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
For the three months ending September 30, 2012
Allowance for loan losses:
Beginning balance	$2,537	$11,701	$6,379	$1,095	$262	$(43)	$21,931
Charge-offs	(192)	(824)	(1,334)	(192)	(49)	—	(2,591)
Recoveries	180	196	47	(9)	35	—	449
Provision	44	154	867	171	5	459	1,700

Ending Balance	$2,569	$11,227	$5,959	$1,065	$253	$416	$21,489

For the three months ended September 30, 2012, the allowance for each loan type was reduced by charge-offs, with no other adjustments through the provision needed for either a reduction in loan volume or charge-off history.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

September 30, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$1,054	$454	$204	$—	$1	$—	$1,713
Ending balance:
Collectively evaluated for impairment	$1,997	$7,455	$4,673	$160	$158	$1,141	$15,584

Ending Balance	$3,051	$7,909	$4,877	$160	$159	$1,141	$17,297

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$3,920	$9,813	$4,025	$—	$21		$17,779
Ending balance:
Collectively evaluated for impairment	$101,910	$421,920	$240,368	$26,661	$10,933		$801,792

Ending Balance	$105,830	$431,733	$244,393	$26,661	$10,954		$819,571

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the period ended September 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. Residential Real Estate loans with an internal credit risk grade include commercial loans that are secured by conventional 1-4 family residential properties. Real Estate Construction loans with an internal credit risk grade include commercial construction, land development and other land loans. Citizens’ internal credit risk grading system is based on experiences with similarly graded loans. Additionally, residential real estate, real estate construction or consumer loans that are directly related to a commercial borrower that has been downgraded may be downgraded as well.

Citizens’ internally assigned grades are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

•	Unrated – Generally, consumer loans are not risk-graded, except when collateral is used for a business purpose.

September 30, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$97,258	$406,253	$95,677	$22,295	$2,289	$623,772
Special Mention	2,804	7,714	996	21	—	11,535
Substandard	5,768	17,766	10,289	—	90	33,913
Doubtful	—	—	—	—	—	—

Ending Balance	$105,830	$431,733	$106,962	$22,316	$2,379	$669,220

December 31, 2012	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer	Total
Pass	$90,159	$397,657	$89,896	$16,594	$994	$595,300
Special Mention	1,653	6,371	1,944	352	—	10,320
Substandard	8,849	30,780	12,873	1,001	106	53,609
Doubtful	—	—	—	—	—	—

Ending Balance	$100,661	$434,808	$104,713	$17,947	$1,100	$659,229

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the period ended September 30, 2013 and December 31, 2012 that have not been assigned an internal risk grade. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from Citizens’ loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2013	Residential Real Estate	Real Estate Construction	Consumer	Total
Performing	$137,431	$4,345	$8,575	$150,351
Nonperforming	—	—	—	—

Total	$137,431	$4,345	$8,575	$150,351

December 31, 2012	Residential Real Estate	Real Estate Construction	Consumer	Total
Performing	$145,879	$1,730	$8,696	$156,305
Nonperforming	6	—	13	19

Total	$145,885	$1,730	$8,709	$156,324

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables includes an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2013 and December 31, 2012.

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$—	$4	$304	$308	$105,522	$105,830	$—
Commercial Real Estate	271	653	2,929	3,853	427,880	431,733	—
Residential Real Estate	733	393	5,412	6,538	237,855	244,393	—
Real Estate Construction	—	—	—	—	26,661	26,661	—
Consumer	60	8	25	93	10,861	10,954	—

Total	$1,064	$1,058	$8,670	$10,792	$808,779	$819,571	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commericial & Agriculture	$31	$72	$553	$656	$100,005	$100,661	$—
Commercial Real Estate	1,000	533	6,794	8,327	426,481	434,808	80
Residential Real Estate	2,843	1,214	8,527	12,584	238,014	250,598	—
Real Estate Construction	43	—	416	459	19,218	19,677	—
Consumer	127	20	29	176	9,633	9,809	—

Total	$4,044	$1,839	$16,319	$22,202	$793,351	$815,553	$80

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although Citizens may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

The following table presents loans on nonaccrual status as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Commericial & Agriculture	$1,599	$2,869
Commercial Real Estate	9,562	16,250
Residential Real Estate	9,458	9,701
Real Estate Construction	—	958
Consumer	75	77

Total	$20,694	$29,855

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the nine month periods ended September 30, 2013 and September 30, 2012 were as follows:

	For the Nine-Month Period Ended September 30, 2013			For the Nine-Month Period Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—	6	$983	$976
Commercial Real Estate	2	547	547	3	1,206	1,206
Residential Real Estate	—	—	—	21	1,250	1,171
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	5	66	66

Total Loan Modifications	2	$547	$547	35	$3,505	$3,419

Loan modifications that are considered TDRs completed during the quarter ended September 30, 2013 and September 30, 2012 were as follows:

	For the Three-Month Period Ended September 30, 2013			For the Three-Month Period Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	—	$—	$—	2	$197	$497
Commercial Real Estate	1	422	422	—	—	—
Residential Real Estate	—	—	—	1	385	385
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	1	19	19

Total Loan Modifications	1	$422	$422	4	$601	$901

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the nine-month period ended September 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the nine-month period ending September 30, 2013.

During the nine-month period ended September 30, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the nine-month period ending September 30, 2012.

During the three-month period ended September 30, 2013, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the three-month period ending September 30, 2013.

During the three-month period ended September 30, 2012, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the three-month period ending September 30, 2012.

Impaired Loans: Larger (greater than $500) Commercial loans and Commercial Real Estate loans, many of which are 60 days or more past due, are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Additionally, if a Residential Real Estate loan or Consumer loan is part of a relationship with a Commercial loan or Commercial Real Estate loan that is impaired, then the Residential Real Estate loan or Consumer loan is considered impaired as well.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$1,206	$1,326	$—	$5,053	$5,226	$—
Commercial Real Estate	5,341	6,260	—	5,446	8,114	—
Residential Real Estate	3,049	5,108	—	2,566	5,346	—
Real Estate Construction	—	—	—	—	521	—
Consumer and Other	—	—	—	1	1	—

Total	9,596	12,694	—	13,066	19,208	—

With an allowance recorded:
Commercial & Agriculture	2,714	3,031	1,054	367	385	286
Commercial Real Estate	4,472	4,755	454	8,495	8,681	2,354
Residential Real Estate	976	1,003	204	3,561	4,554	1,199
Real Estate Construction	—	—	—	541	547	107
Consumer and Other	21	21	1	60	60	60

Total	8,183	8,810	1,713	13,024	14,227	4,006

Total:
Commercial & Agriculture	3,920	4,357	1,054	5,420	5,611	286
Commercial Real Estate	9,813	11,015	454	13,941	16,795	2,354
Residential Real Estate	4,025	6,111	204	6,127	9,900	1,199
Real Estate Construction	—	—	—	541	1,068	107
Consumer and Other	21	21	1	61	61	60

Total	$17,779	$21,504	$1,713	$26,090	$33,435	$4,006

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three-month and nine-month periods ended September 30, 2013 and 2012.

For the nine months ended:	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$4,984	$156	$4,631	$205
Commercial Real Estate	12,328	438	17,060	995
Residential Real Estate	5,324	287	4,628	391
Real Estate Construction	377	—	531	11
Consumer and Other	35	—	28	1

Total	$23,048	$881	$26,878	$1,603

For the three months ended:	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$4,504	$25	$5,366	$26
Commercial Real Estate	11,237	29	16,448	329
Residential Real Estate	4,773	18	5,227	145
Real Estate Construction	240	(11)	608	11
Consumer and Other	21	—	54	1

Total	$20,775	$61	$27,703	$512

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three-month and nine-month periods ended September 30, 2013:

	For the Three-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2013			September 30, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$1,662	$(7,273)	$(5,611)	$5,849	$(7,496)	$(1,647)

Other comprehensive loss before reclassifications	(585)	—	(585)	(4,734)	—	(4,734)
Amounts reclassified from accumulated other comprehensive loss	(53)	119	66	(91)	342	251

Net current-period other comprehensive income (loss)	(638)	119	(519)	(4,825)	342	(4,483)

Ending balance	$1,024	$(7,154)	$(6,130)	$1,024	$(7,154)	$(6,130)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month and nine-month periods ended September 30, 2013:

	Amout Reclassified from Accumulated Other Comprehensive Loss (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the three months ended September 30, 2013		For the nine months ended September 30, 2013		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$80		$138		Net gain on sale of securities

	80		138		Total before tax
Tax effect	(27)		(47)		Income tax expense

	53		91		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(180	)(b)	(518	)(b)	Salaries, wages and benefits

	(180)		(518)		Total before tax
Tax effect	61		176		Income tax expense

	(119)		(342)		Net of tax

Total reclassifications for the period	$(66)		$(251)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic
Net income	$1,566	$1,384	$5,136	$3,613
Preferred stock dividends and discount accretion	289	316	869	903

Net income available to common shareholders	$1,277	$1,068	$4,267	$2,710

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.17	$0.14	$0.55	$0.35

Diluted
Net income	$1,566	$1,384	$5,136	$3,613
Preferred stock dividends and discount accretion	289	316	869	903

Net income available to common shareholders	$1,277	$1,068	$4,267	$2,710

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and dilutive potential common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Diluted earnings per common share	$0.17	$0.14	$0.55	$0.35

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three and nine-month periods ended September 30, 2012 because they were anti-dilutive.

There were no dilutive or anti-dilutive securities at September 30, 2013.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2013 and December 31, 2012:

	Contract Amount
	September 30, 2013		December 31, 2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$6,618	$159,489	$9,378	$118,182
Overdraft protection	31	20,629	51	19,726
Letters of credit	200	2,236	294	396

	$6,849	$182,354	$9,723	$138,304

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 13.75% at September 30, 2013 and December 31, 2012, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $1,753 on September 30, 2013 and $1,217 on December 31, 2012.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Pension Information

Net periodic pension expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$310	$235	$893	$704
Interest cost	228	229	656	686
Expected return on plan assets	(249)	(215)	(716)	(644)
Other components	180	90	518	270

Net periodic pension cost	$469	$339	$1,351	$1,016

The total amount of contributions expected to be paid by the Corporation in 2013 is $1,900, compared to $1,510 in 2012.

(10) Stock Options

The Corporation’s Stock Option and Stock Appreciation Rights Plan (“Stock Option Plan”) authorized the Corporation to grant options to buy up to an aggregate of 225,000 common shares of the Corporation to directors, officers and employees of the Corporation. The exercise price of stock options granted under the Stock Option Plan was based on the market price of the Corporation’s common shares at the date of grant, the maximum option term was ten years, and options normally vested after three years. The Stock Option Plan expired in 2010, and no further stock options or other awards may be granted by the Corporation under the Stock Option Plan.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Total options outstanding		Total options outstanding
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	10,000	$35.00	29,500	$25.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(10,000)	35.00	(19,500)	20.50

Options outstanding, end of period	—	$—	10,000	$35.00

Options exercisable, end of period	—	$—	10,000	$35.00

At September 30, 2013, all previously outstanding stock options had expired unexercised.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of September 30, 2012, there were no options that had intrinsic value.

(11) Fair Value Measurement

The Corporation uses a fair value hierarchy to measure fair value. The Corporation uses a fair value hierarchy to measure fair value. This hierarchy describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Corporation’s own view about the assumptions that market participants would use in pricing an asset.

Debt securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Additionally, at December 31, 2012, management used significant unobservable inputs to determine the fair value of one security (Level 3 inputs). These inputs include appraised values of the underlying collateral and estimated costs to sell the collateral. The value of the collateral has been discounted to represent the value in a distressed sale situation.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Equity securities: The Corporation’s equity securities are not actively traded in an open market. The fair values of these equity securities available for sale is determined by using market data inputs for similar securities that are observable (Level 2 inputs).

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2013 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$53,964	$—
Obligations of states and political subdivisions	—	81,475	—
Mortgage-backed securities in government sponsored entities	—	64,484	—
Equity securities in financial institutions	—	433	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$16,066
Other real estate owned	—	—	158

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$16,066	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Discount rates	3.8% - 8.3%
Other real estate owned	$158	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

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

The following table presents the changes in the Level 3 fair-value category for the period ended September 30, 2013. The Corporation classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Securities available for sale
Beginning balance January 1, 2013	$468
Settlements	(468)

Ending balance September 30, 2013	$—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

September 30, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$50,093	$50,093	$50,093	$—	$—
Securities available for sale	200,356	200,356	—	200,356	—
Other securities	15,433	15,433	15,433	—	—
Loans, available for sale	4,891	4,891	4,891	—	—
Loans, net of allowance for loan losses	802,274	821,717	—	—	821,717
Bank owned life insurance	19,013	19,013	19,013	—	—
Accrued interest receivable	4,540	4,540	4,540	—	—
Mortgage servicing rights	454	454	—	—	454
Financial Liabilities:
Nonmaturing deposits	702,215	702,215	702,215	—	—
Time deposits	240,243	242,067	—	—	242,067
Federal Home Loan Bank advances	37,735	38,710	—	—	38,710
Securities sold under agreement to repurchase	20,810	20,810	20,810	—	—
Subordinated debentures	29,427	21,412	—	—	21,412
Accrued interest payable	159	159	159	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2012	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$46,131	$46,131	$46,131	$—	$—
Securities available for sale	203,961	203,961	—	203,493	468
Other securities	15,567	15,567	15,567	—	—
Loans, available for sale	1,873	1,873	1,873	—	—
Loans, net of allowance for loan losses	795,811	812,950	—	—	812,950
Bank owned life insurance	18,590	18,590	18,590	—	—
Accrued interest receivable	3,709	3,709	3,709	—	—
Mortgage servicing rights	308	308	—	—	308
Financial Liabilities:
Nonmaturing deposits	662,387	662,387	662,387	—	—
Time deposits	264,002	265,974	—	—	265,974
Federal Home Loan Bank advances	40,261	41,658	—	—	41,658
Securities sold under agreement to repurchase	23,219	23,219	23,219	—	—
Subordinated debentures	29,427	26,855	—	—	26,855
Accrued interest payable	185	185	185	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Cash and due from financial institutions: The carrying amounts for cash and due from financial institutions approximate fair value because they have original maturities of less than 90 days and do not present unanticipated credit concerns.

Available-for-sale securities: The fair value of securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities. Instead, this method relies on the securities relationship to other benchmark quoted securities (Level 2 inputs). For equity securities, management uses market information related to the value of similar institutions to determine the fair value (Level 2 inputs). At December 31, 2012, management used significant unobservable inputs to determine the fair value of one security (Level 3 inputs). These inputs included appraised values of the underlying collateral and estimated costs to sell the collateral. The value of the collateral has been discounted to represent the value in a distressed sale situation.

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

The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the current market rates currently offered for deposits of similar remaining maturities.

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

Subordinated debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows of the underlying debt agreements. The discount rate is estimated using the current rate for the borrowing from the Federal Home Loan Bank (FHLB) with the most similar terms.

Mortgage servicing rights: Mortgage servicing rights are measured at the lower of amortized cost or fair value. Periodic impairment assessments are performed based on fair value estimates at the reporting date. The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates and the cost to service each loan. The fair value measurements are classified as Level 3.

(12) Participation in the U.S. Treasury Troubled Asset Relief Program

On January 23, 2009, the Corporation issued and sold to the U.S. Treasury of 23,184 of newly-issued non-voting preferred shares in conjunction with the Corporation’s participation in the Troubled Asset Relief Program (TARP). The Corporation and the U.S. Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto, pursuant to which the Corporation issued and sold to the U.S. Treasury (1) 23,184 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Corporation, each without par value, at an exercise price of $7.41 per share. The Warrant had a ten-year term. Under the standardized terms of the preferred shares, cumulative dividends on the Preferred Shares accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation. The Preferred Shares qualify as Tier 1 capital for regulatory purposes

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On July 3, 2012, the U.S. Treasury completed the sale of all 23,184 of the Preferred Shares to various investors pursuant to a modified “Dutch auction” process. On September 5, 2012, the Corporation completed the repurchase of the Warrant for an aggregate purchase price of $563.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Corporation at September 30, 2013 compared to December 31, 2012, and the consolidated results of operations for the three and nine-month periods ended September 30, 2013, compared to the same periods in 2012. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in FDIC insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforseen litigation; and other risks identified from time-to-time in the Corporation’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Corporation at September 30, 2013 were $1,147,787 compared to $1,136,971 at December 31, 2012, an increase of $10,816, or 1.0 percent. The increase in total assets was mainly attributable to an increase in cash and due from banks, loans, net of allowance, loans held for sale and other assets, partially offset by a decrease in securities available for sale. Total liabilities at September 30, 2013 were $1,044,871 compared to $1,032,991 at December 31, 2012, an increase of $11,880, or 1.2 percent. The increase in total liabilities was mainly attributable to an increase in non interest-bearing deposits offset by decreases in interest-bearing deposits, securities sold under agreements to repurchase and FHLB advances.

Net loans have increased $6,463 or 0.8 percent since December 31, 2012. The commercial and agricultural, real estate construction and consumer and other loan portfolios increased $5,169, $6,984 and $1,145, respectively, since December 31, 2012, while the commercial real estate and residential real estate loan portfolios decreased $3,075 and $6,205, respectively. The current increase in commercial and agricultural loans is mainly due to increased opportunities from our larger markets and calling efforts by the commercial lending officers. The current increase in real estate construction loans is mainly due to an increase in the demand for construction loans and advances on existing construction loans. The current increase in consumer and other loans is mainly the result of pooled dealer loan purchases. The current decrease in commercial real estate loans is the result of the pay-down or pay-off of loan balances. The current decrease in residential real estate loans is mainly the result of the economic downturn and high unemployment rates in our market area, coupled with the Corporation’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have increased $3,018 or 161.1 percent since December 31, 2012. During the third quarter, the Corporation made the decision to sell certain impaired loans and reclassified as held for sale. Prior to moving these loans to held for sale, the balances were charged down to their expected fair value. At September 30, 2013, the net loan to deposit ratio was 85.1 percent compared to 85.9 percent at December 31, 2012. This ratio has declined in 2013 due to the increase in deposits.

The economic downturn and high unemployment rates in our market area continue to stress the ability of some customers to make payments on their loans. Although general reserves increased compared to December 31, 2012, specific reserves declined during the same period. However, detailed analyses of potential losses in the loan portfolio indicated that a reduced provision was appropriate. For the nine months of operations in 2013, $1,100 was placed into the allowance for loan losses from earnings, compared to $5,565 in the same period of 2012. Net charge-offs have decreased to $3,545, compared to $5,333 in 2012. For the first nine months of 2013, the Corporation has charged off one hundred and ninety-four loans. Ninety-seven Real Estate Mortgage loans totaling $2,215 net of recoveries, twenty-five Commercial Real Estate loans totaling $1,009 net of recoveries, five Commercial and Agriculture loans totaling $178 net of recoveries and two Real Estate Construction loans totaling $29 net of recoveries were charged off in the first nine months of the year. In addition, sixty-five Consumer and Other loans totaling $114, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. The one exception was the Consumer and Other loans category, for which the percentage of net charge offs to loans as of September 30, 2013 was 1.04 percent. Nonperforming loans have decreased by $9,241, of which $80 was due to a decrease in loans past due 90 days but still accruing and $9,161 was due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes Commercial and Commercial Real Estate loans, with balances of $500 or larger, on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

The allowance for loan losses as a percent of total loans was 2.11 percent at September 30, 2013 and 2.42 percent at December 31, 2012.

The available for sale security portfolio decreased by $3,605, from $203,961 at December 31, 2012, to $200,356 at September 30, 2013. The decrease is the result of a decline in market value of the securities portfolio in the first nine months of 2013. The Corporation continued utilizing letters of credit from the FHLB to replace maturing securities that were pledged for public entities. As of September 30, 2013, the Corporation was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $423 from December 31, 2012 to September 30, 2013 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $603 from December 31, 2012 to September 30, 2013, as a result of depreciation of $1,037 and disposals of $23, offset by new purchases of $457.

Total deposits at September 30, 2013 increased $16,069 from year-end 2012. Noninterest-bearing deposits increased $18,388 from year-end 2012, while interest-bearing deposits, including savings and time deposits, decreased $2,319 from December 31, 2012. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts, which tend to fluctuate. The interest-bearing deposit decrease was mainly due to decreases in time certificates and individual retirement accounts (IRA) offset by increases in savings accounts and interest-bearing demand accounts. Time certificates and IRAs decreased $20,940 and $2,344, respectively, from year end 2012. Savings accounts increased $14,151 from year-end 2012, which included increases of $3,336 in statement savings, $3,455 in public fund money market savings and $6,869 in money market savings. Interest-bearing deposits increased $7,289 from year end 2012, which included an increase of $13,404 in interest-bearing public funds offset by a decrease of $7,480 in NOW accounts. The year-to-date average balance of total deposits increased $57,309 compared to the average balance of the same period in 2012. The increase in average balance is due to increases of $40,409 in demand deposit accounts, $8,719 in statement savings accounts, $5,346 in interest-bearing demand, $6,976 in NOW accounts, $19,986 in interest-bearing public funds, $4,261 in money market savings and $9,985 in brokered deposits, offset by decreases of $30,517 in time certificates, $3,248 in IRA’s, $3,396 in public fund money market and $1,472 in CDARS accounts.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances have decreased $2,526 from December 31, 2012 to September 30, 2013. At September 30, 2013, the Corporation had $37,735 in outstanding FHLB advances compared to $40,261 at December 31, 2012. On August 15, 2013, the Corporation had a 2,500, 1.49% fixed rate, thirty-month FHLB advance mature. This advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate due to timing of deposits, have decreased $2,409 from December 31, 2012 to September 30, 2013.

Shareholders’ equity at September 30, 2013 was $102,916, or 9.0 percent of total assets, compared to $103,980, or 9.1 percent of total assets, at December 31, 2012. The decrease in shareholders’ equity resulted from net income of $5,136, a decrease in the Corporation’s pension liability, net of tax, of $342, a decrease in the fair value of securities available for sale, net of tax, of $4,825, and less dividends on preferred stock and common stock of $869 and $848, respectively. Total outstanding common shares at September 30, 2013 and December 31, 2012 were 7,707,917.

Results of Operations

Nine Months Ended September 30, 2013 and 2012

The Corporation had net income of $5,136 for the nine months ended September 30, 2013, an increase of $1,523 from net income of $3,613 for the same nine months of 2012. Basic and diluted earnings per common share were $0.55 for the nine months of 2013, compared to $0.35 for the same period in 2012. The primary reasons for the changes in net income are explained below.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income for the nine months ended September 30, 2013 was $29,684, a decrease of $935 from $30,619 in the same nine months of 2012. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in volume, rates and composition of interest-earning assets and interest-bearing liabilities. Total interest income for the nine months ended September 30, 2013 was $33,438, a decrease of $1,967 from $35,405 in the same nine months of 2012. Average earning assets increased 4.3 percent from the nine month period last year. Average loans, non-taxable securities and interest-bearing deposits in other banks for the nine months of 2013 increased 5.1 percent, 16.8 percent and 27.0 percent, respectively, compared to the nine months of last year. These increases were offset by a decrease in average taxable securities of 9.1 percent compared to the same period of 2012. The yield on earning assets decreased 41 basis points for the first nine months of 2013 compared to the same period last year. The yield on loans and taxable securities decreased 47 and 41 basis points, respectively, during the first nine months of 2013 compared to the first nine months of last year. These factors combined resulted in the decrease in total interest income for the first nine months of 2013. Total interest expense for the nine months ended September 30, 2013 was $3,754, a decrease of $1,032 from $4,786 in the same nine months of 2012. Interest expense on time deposits decreased $742 or 28.9 percent in the first nine months of 2013 compared to the same period in 2012. Average time deposits for the first nine months of 2013 decreased 9.2 percent compared to 2012. The interest rate paid on time deposits during the first nine months of 2013 also decreased by 26 basis points, as compared to the same period in 2012. The Corporation’s net interest margin for the nine months ended September 30, 2013 and 2012 was 3.77% and 4.02%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2013 and 2012. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	balance	Interest	rate *	balance	Interest	rate *
Assets:
Interest-earning assets:
Loans	$813,888	$28,871	4.75%	$774,704	$30,338	5.22%
Taxable securities	158,699	2,826	2.43%	174,499	3,608	2.84%
Non-taxable securities	58,379	1,637	5.95%	49,978	1,376	6.04%
Interest-bearing deposits in other banks	60,232	104	0.23%	47,436	83	0.23%

Total interest-earning assets	1,091,198	33,438	4.23%	1,046,617	35,405	4.64%

Noninterest-earning assets:
Cash and due from financial institutions	26,786			22,570
Premises and equipment, net	16,953			17,673
Accrued interest receivable	4,104			4,358
Intangible assets	24,570			25,483
Other assets	10,582			10,759
Bank owned life insurance	18,787			18,182
Less allowance for loan losses	(19,747)			(21,816)

Total assets	$1,173,233			$1,123,826

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$484,374	$308	0.09%	$442,247	$387	0.11%
Time	249,639	1,826	0.98%	274,866	2,568	1.24%
FHLB	39,819	1,029	3.46%	50,101	1,181	3.14%
Federal funds purchased	37	—	0.00%	7	—	0.00%
Subordinated debentures	29,427	575	2.61%	29,427	635	2.87%
Repuchase agreements	20,475	16	0.10%	18,039	15	0.11%

Total interest-bearing liabilities	823,771	3,754	0.61%	814,687	4,786	0.78%

Noninterest-bearing deposits	231,543			191,134
Other liabilities	14,426			14,216
Shareholders’ equity	103,493			103,789

Total liabilities and shareholders’ equity	$1,173,233			$1,123,826

Net interest income and interest rate spread		$29,684	3.62%		$30,619	3.86%
Net yield on interest earning assets			3.77%			4.02%

* -	All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2013 and 2012. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,484	$(2,951)	$(1,467)
Taxable securities	(318)	(464)	(782)
Nontaxable securities	247	14	261
Interest-bearing deposits in other banks	22	(1)	21

Total interest income	$1,435	$(3,402)	$(1,967)

Interest expense:
Demand and savings	34	(113)	(79)
Time	(220)	(522)	(742)
FHLB	(258)	106	(152)
Subordinated debentures	—	(60)	(60)
Repurchase agreements	2	(1)	1

Total interest expense	$(442)	$(590)	$(1,032)

Net interest income	$1,877	$(2,812)	$(935)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,100 for the nine months ended September 30, 2013, compared to $5,565 for the same period in 2012. Although general reserves increased compared to December 31, 2012, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2012.

Noninterest income for the nine months ended September 30, 2013 was $9,123, an increase of $663 or 7.8 percent from $8,460 for the same period of 2012. The primary reasons for the increase follow.

Service charge fee income for the first nine months of 2013 was $3,120, down $123 or 3.8 percent over the same period of 2012. The decrease is primarily due to a $182 decrease in overdraft fees during the first nine months of 2013 compared to the same period in 2012.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $446,856 as of September 30 2013 and $389,318 as of September 30, 2012. Trust fee income increased $367 or 23.0 percent during the first nine months of 2013 compared to the same period in 2012. The increase is related to a general increase in assets under management.

ATM fee income for the first nine months of 2013 was $1,494, up $171 or 12.9 percent over the same period of 2012. The increase is primarily due to increased transaction volumes and the implementation of transaction charges in markets that were previously incurring no charges.

BOLI decreased $53 or 11.1 percent during the nine months ended September 30, 2013 compared to the same period in 2012. The decrease is due to lower yields received in the current year.

Gain on the sale of securities increased $98 or 245.0 percent during the first nine months of 2013 compared to the same period of 2012. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Corporation by selling investments. This selling activity led to the increase in gains during the first nine months of 2013.

Other noninterest income increased $223 or 14.1 percent during the first nine months of 2013 compared to the same period in 2012. This increase was primarily due to the recognition of $199 in fees related to our customer derivative program. In addition, gain on the sale of fixed assets increased $106 during the first nine months of 2013 compared to the same period of 2012.

Noninterest expense for the nine months ended September 30, 2013 was $31,297, an increase of $2,425, from $28,872 reported for the same period of 2012. The primary reasons for the increase follow.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Salary and other employee costs were $16,839, up $1,236 or 7.9 percent as compared to the same period of 2012. The number of average full-time equivalent employees increased during the first nine months of 2013 to 311.3, up 5.5, compared to the same period of 2012. These increases are mainly due to an increase in staffing, higher insurance costs and higher pension costs for the first nine months of 2013.

Contracted data processing costs were $790, up $85 or 12.1 percent compared to the same period in 2012 due to increases in cost of technology services.

State franchise taxes increased by $127 compared to the same period of 2012 due to increases in the taxable value to shareholder’s equity.

Amortization expense decreased $106, or 14.3 percent from the same nine months of 2012, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were up by $65 during the first nine months of 2013 compared to the same period of 2012 due to increases in deposit balances.

Net occupancy and equipment costs were up $33 compared to the same period of 2012. The increase is primarily due to increases in real estate taxes, grounds maintenance, equipment repair and rental expense partially offset by a decrease in equipment depreciation.

Professional service costs were $2,303, up $223 or 10.7 percent compared to the same period in 2012. Consulting fees increased due to the Corporation’s review of communication infrastructures during the first nine months of 2013. Additionally, general increases in legal and audit fees and investment advisory fees resulted in increased fees for the first nine months of 2013, as compared to the same period in 2012.

Other operating expenses were $5,463, up $688 or 14.4 percent compared to the same period in 2012. This increase was primarily due to increases in SBA expense, trust expense and other operating losses. Trust expenses were higher due to revenue sharing. In addition, in the third quarter of 2013, the Corporation wrote off monies related to our tax refund program that were the result of fraud.

Income tax expense for the nine months ended September 30, 2013 totaled $1,274, up $245 or 23.8 percent compared to the same period in 2012. The increase in the federal income tax expense is mainly a result of an increase in taxable income, primarily due to reduced provision for loan losses, this year compared to last. The effective tax rates for the nine-month periods ended September 30, 2013 and September 30, 2012 were 19.9% and 22.2%, respectively. The difference between the statutory federal income tax rate and the Corporation’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended September 30, 2013 and 2012

The Corporation had net income of $1,566 for the three months ended September 30, 2013, an increase of $182 from net income of $1,384 for the same three months of 2012. Basic and diluted earnings per common share were $0.17 for the quarter ended September 30, 2013, compared to $0.14 for the same period in 2012. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2013 was $9,917, a decrease of $111 from $10,028 in the same three months of 2012. Total interest income for the three months ended September 30, 2013 was $11,127, a decrease of $402 from $11,529 in the same three months of 2012. Average earning assets increased 2.8 percent during the quarter ended September 30, 2013 as compared to the same period in 2012. Average loans, non-taxable securities and interest-bearing deposits for the third quarter of 2013 increased 4.0 percent, 8.6 percent and 32.7 percent, respectively, compared to the third quarter of last year. These increases were offset by a decrease in average taxable securities of 10.4 percent compared to the same period of 2012. The yield on earning assets decreased 28 basis points for the third quarter of 2013 compared to the third quarter of last year. The yield on loans and taxable securities both decreased 33 basis points during the third quarter of 2013 compared to the third quarter of last year. These factors combined resulted in the decrease in total interest income for the third quarter of 2013. Total interest expense for the three months ended September 30, 2013 was $1,210, a decrease of $291 from $1,501 in the same three months of 2012. Interest expense on time deposits decreased $180 or 23.5 percent in the third quarter of 2013 compared to the same period in 2012. Average time deposits for the third quarter of 2013 decreased 8.7 percent compared to the third quarter of 2012. The interest rate paid on time deposits during the third quarter of 2013 also decreased by 19 basis points as compared to the same period in 2012. The Corporation’s net interest margin for the nine months ended September 30, 2013 and 2012 was 3.78% and 3.94%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2013 and 2012. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	balance	Interest	rate *	balance	Interest	rate *
Assets:
Interest-earning assets:
Loans	$818,073	$9,621	4.67%	$786,471	$9,901	5.00%
Taxable securities	153,734	901	2.34%	171,632	1,120	2.67%
Non-taxable securities	59,398	579	5.87%	54,671	490	5.83%
Interest-bearing deposits in other banks	43,453	26	0.24%	32,748	18	0.22%

Total interest-earning assets	1,074,658	11,127	4.23%	1,045,522	11,529	4.51%

Noninterest-earning assets:
Cash and due from financial institutions	21,136			20,684
Premises and equipment, net	16,779			17,567
Accrued interest receivable	3,983			4,118
Intangible assets	24,362			25,241
Other assets	11,191			10,255
Bank owned life insurance	18,927			18,340
Less allowance for loan losses	(19,362)			(21,992)

Total assets	$1,151,674			$1,119,735

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$486,680	$89	0.07%	$447,637	$129	0.11%
Time	242,125	585	0.96%	265,058	765	1.15%
FHLB	38,964	339	3.45%	49,732	394	3.14%
Federal funds purchased	109	—	0.00%	22	—	0.00%
Subordinated debentures	29,427	192	2.59%	29,427	208	2.80%
Repurchase agreements	19,873	5	0.10%	18,708	5	0.11%

Total interest-bearing liabilities	817,178	1,210	0.59%	810,584	1,501	0.73%

Noninterest-bearing deposits	218,273			192,015
Other liabilities	14,635			12,740
Shareholders’ equity	101,588			104,396

Total liabilities and shareholders’ equity	$1,151,674			$1,119,735

Net interest income and interest rate spread		$9,917	3.64%		$10,028	3.78%
Net yield on interest earning assets			3.78%			3.94%

* -	All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2013 and 2012. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$388	$(668)	$(280)
Taxable securities	(114)	(105)	(219)
Nontaxable securities	46	43	89
Interest-bearing deposits in other banks	6	2	8

Total interest income	$326	$(728)	$(402)

Interest expense:
Demand and savings	10	(50)	(40)
Time	(62)	(118)	(180)
FHLB	(91)	36	(55)
Subordinated debentures	—	(16)	(16)
Repurchase agreements	—	—	—

Total interest expense	$(143)	$(148)	$(291)

Net interest income	$469	$(580)	$(111)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Corporation provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $300 for the three months ended September 30, 2013, compared to $1,700 for the same period in 2012. Although general reserves increased compared to December 31, 2012, specific reserves declined during the same period. Management believes the overall adequacy of the reserve for loan losses supported a reduced provision, compared to September 30, 2012.

Noninterest income for the three months ended September 30, 2013 was $3,077, an increase of $377 or 14.0 percent from $2,700 for the same period of 2012. The primary reasons for the increase follow.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Service charge fee income for the period ended September 30, 2013 was $1,088, down $20 or 1.8 percent over the same period of 2012. The decrease is primarily due to a $71 decrease in overdraft fees partially offset by an increase in business service charges.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $208 or 39.5 percent during the third quarter of 2013 compared to the same period in 2012. The increase is related to a general increase in assets under management.

ATM fee income for the period ended September 30, 2013 was $523, up $83 or 18.9 percent over the same period of 2012. The increase is primarily due to increased transaction volumes and the implementation of transaction charges in markets that were previously incurring no charges.

BOLI decreased $19 or 12.6 percent during the third quarter of 2013 compared to the same period in 2012. The decrease is due to lower yields received in the current year.

Gain on the sale of securities increased $80 during the third quarter of 2013 compared to the same period of 2012. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Corporation. This selling activity led to the increase in gains during the third quarter of 2013.

Other noninterest income increased $48 or 11.6 percent during the third quarter of 2013 compared to the same period in 2012. This increase was primarily due to the recognition of $176 in fees related to our customer derivative program and was partially offset by a decrease in gain on the sale of loans of $135 during the three months ended September 30, 2013 as compared to the same period of 2012.

Noninterest expense for the three months ended September 30, 2013 was $10,745, an increase of $1,531, from $9,214 reported for the same period of 2012. The primary reasons for the increase follow.

Salary and other employee costs were $5,753, up $546 or 10.5 percent as compared to the same period of 2012. These increases are mainly due to an increase in staffing, higher insurance costs and higher pension costs for the quarter ended September 30, 2013. The number of average full-time equivalent employees increased during the quarter ended September 30, 2013 to 314.4, up 2.5, compared to the same period of 2012.

Contracted data processing costs were $265, up $19 or 7.7 percent compared to the same period in 2012 due to increases in cost of technology services.

State franchise taxes increased by $67 compared to the same period of 2012 due to increases in the taxable value to shareholder’s equity.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Amortization expense decreased $20, or 8.6 percent from the same period of 2012, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were up by $21 during the quarter ended September 30, 2013 compared to the same period of 2012 due to increases in deposit balances.

Professional service costs were $869, up $193 or 28.6 percent compared to the same period in 2012. Consulting fees increased due to the Corporation’s review of communication infrastructures during the quarter ended September 30, 2013. Additionally, general increases in legal and audit fees and investment advisory fees resulted in increased fees for the quarter ended September 30, 2013 as compared to the same period in 2012.

Other operating expenses were $1,922, up $683 or 55.1 percent compared to the same period in 2012. This increase was primarily due to SBA expense, provision for unfunded commitments, trust expense and other operating losses. In the third quarter of 2012, the Corporation reversed a provision for unfunded commitments, resulting in lower other operating expenses for that quarter. The provision for unfunded commitments was reversed due to the Corporation limiting its’ exposure by reducing the available credit on a loan. In addition, in the third quarter of 2013, the Corporation wrote off monies related to our tax refund program that were the result of fraud.

Income tax expense for the three months ended September 30, 2013 totaled $383, down $47 compared to the same period in 2012. The effective tax rates for the three-month periods ended September 30, 2013 and September 30, 2012 were 19.7% and 23.7%, respectively. The difference between the statutory federal income tax rate and the Corporation’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $102,916 at September 30, 2013 compared to $103,980 at December 31, 2012. The decrease in shareholders’ equity resulted from $5,136 of net income and a $342 net decrease in the Corporation’s pension liability, which were more than offset by unrealized losses on securities, preferred and common dividends of $4,825, $869 and $848, respectively. All of the Corporation’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2013 and December 31, 2012 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios—September 30, 2013	14.7%	13.3%	9.6%
Corporation Ratios—December 31, 2012	14.8%	13.3%	9.3%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Corporation paid a cash dividend of $0.03 per common share on February 1, 2013 and $0.04 per common share each on May 1 and August 1, 2013. In 2012, the Corporation paid cash dividends of $0.03 per common share on February 1, May 1 and August 1. The Corporation paid a 5% cash dividend on its preferred shares in the amount of approximately $290 each on February 15, May 15 and August 15, 2013 and February 15, May 15, and August 15, 2012.

Liquidity

Citizens maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $6,478, or 3.2 percent of the total security portfolio. The available for sale portfolio helps to provide the Corporation with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Corporation’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended September 30, 2013 was $6,784. This includes net income of $5,136 plus net adjustments of $1,648 to reconcile net earnings to net cash provided by operations. Cash used for investing activities was $(12,239) for the period ended September 30, 2013. The use of cash from investing activities is primarily due to securities purchases and net loan originations. Cash received from maturing, called securities and sold securities totaled $41,605 and $8,686, respectively. This increase in cash was offset by the purchase of securities and loans made to customers, net of principal collected of $55,140 and $7,832, respectively. Cash provided from financing activities for the first nine months of 2013 totaled $9,417. The increase of cash from financing activities is due to the net change in deposits. The net change in deposits was $16,069 for the first nine months of 2013. The increase in deposits was primarily due to an increase of $18,388 in non interest-bearing deposits during the first nine months of 2013. Cash was used to pay for a matured FHLB advance of $2,500. In addition, securities sold under agreements to repurchase decreased $2,409 and $1,717 was used to pay dividends. Cash and cash equivalents increased from $46,131 at December 31, 2012 to $50,093 at September 30, 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $35,000. As of September 30, 2013, Citizens had total credit availability with the FHLB of $133,402, of which $37,735 was outstanding.

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

The following table provides information about the Corporation’s financial instruments that were sensitive to changes in interest rates as of December 31, 2012 and September 30, 2013, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Corporation’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2013 and December 31, 2012.

First Citizens Banc Corp

Form 10-Q

(Amounts in thousands, except share data)

The Corporation had no significant derivative financial instruments or trading portfolio as of December 31, 2012 or September 30, 2013. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Corporation’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	September 30, 2013			December 31, 2012
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	141,300	12,323	10%	134,494	3,367	3%
+100bp	137,642	8,665	7%	131,217	90	0%
Base	128,977	—	—	131,127	—	—
-100bp	140,072	11,095	9%	152,511	21,384	16%

The change in net portfolio value from December 31, 2012 to September 30, 2013, can be attributed to two factors. The yield curve has seen an upward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the mix and/or market value of assets and funding sources have changed. While the market value of assets decreased slightly, the mix has shifted away from loans and securities toward cash, which leads to less volatility. The market value of funding sources have increased slightly while the funding mix shifted from CDs and borrowed money to deposits. The shifts in mixes led to the decrease in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase much more quickly than the fair value of liabilities.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2013, were effective.

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

The Corporation is engaged in litigation related to the proposed sale of real estate that it owns near one of the branch locations of The Citizens Banking Company. Parties that claim a right to buy the property filed a legal action claiming that the Corporation breached a contract to sell it. The Corporation maintains a number of defenses to the claims and has filed a counterclaim stating that the actions of the plaintiffs have defamed its title to the land. The Corporation intends to vigorously defend against the claims of plaintiffs. While the amount of any potential loss is unclear at this time, the Corporation does not expect that the outcome will have a material effect on its financial condition.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have been updated and restated to reflect current circumstances and events. The restated risk factors are set forth below.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions both nationally and in our market areas. Our business is concentrated in, and dependent upon the prosperity of, North and North Central Ohio, and any continued weakness or prolonged recovery in the economies of these communities could result in deterioration in credit quality.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Moreover, our lending and deposit gathering activities are concentrated in Central and North Central Ohio, with approximately 74.6% of our loan portfolio and approximately 79.2 of our deposits concentrated in a six county region in North Central Ohio and approximately 25.4% of our loan portfolio and approximately 20.8% of our deposits concentrated in a four county region in Central Ohio. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis. During the last several years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions. Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values, a decrease in the demand for our loans and other products and services, a further impairment of certain intangible assets, such as goodwill, and an increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, an increase in our provision for loan losses, and valuation adjustments on loans held for sale, which could have a material adverse effect on our financial condition, results of operations and cash flows.

First Citizens Banc Corp

Other Information

Form 10-Q

A substantial amount of our loan portfolio consists of residential and commercial real estate loans. Sustained weakness or deterioration in the real estate market could cause increases in delinquencies and non-performing assets, including additional loan charge-offs, and could depress our income, earnings and capital.

At September 30, 2013, approximately 29.8% and 52.7%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. The volume and credit quality of these loans has been volatile in the last several years. The commercial and residential real estate markets continue to experience challenges in our markets. Economic factors both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate Citizens uses to secure its loans. Continued weakness in the economy or a prolonged recovery, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

Any of these scenarios could cause us to make fewer loans, increase delinquencies and non-performing assets, require us to charge off a higher percentage of our loans or result in additional increases to our provision for loan losses in future periods, which could adversely affect our business, financial condition and results of operations.

We may be unable to manage interest rate risks, which could reduce our net interest income.

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may continue to be adversely impacted by an extended period of continued low rates. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect the movement of interest rates and our interest income and interest expense. If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds.

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

First Citizens Banc Corp

Other Information

Form 10-Q

Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include:

•	inflation;

•	recession;

•	unemployment;

•	money supply;

•	international disorders; and

•	instability in domestic and foreign financial markets.

Changes in interest rates may affect the level of voluntary prepayments on our loans and may also affect the level of financing or refinancing by customers. We believe that the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds.

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

The amount of future losses is also susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the allowance for loan losses will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance, which would adversely affect our earnings. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

First Citizens Banc Corp

Other Information

Form 10-Q

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

We are a holding company and depend on our subsidiary bank for dividends.

As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to support our operations, pay dividends on our common and preferred shares and service our debt is dividends from our subsidiary bank, Citizens. In the event that Citizens is unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common or preferred shares. Accordingly, our inability to receive dividends from Citizens could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that Citizens may pay to us without regulatory approval. Generally, subject to certain minimum capital requirements, Citizens may declare a dividend without the approval of the State of Ohio Division of Financial Institutions so long as the total amount of the dividends in a calendar year does not exceed Citizens’ total net income for that year combined with its retained net income for the two preceding years. In addition, the Federal Reserve has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Citizens to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends on our common or preferred shares.

Legislative or regulatory changes or actions could adversely impact our business.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

First Citizens Banc Corp

Other Information

Form 10-Q

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities. In addition, we may be subjected to higher deposit insurance premiums to the FDIC. We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage.

In July 2013, our primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rules will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The rules will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company, and will be fully phased in by January 1, 2019. Until the rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

First Citizens Banc Corp

Other Information

Form 10-Q

We may elect or need to raise additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the final “Basel III” rules as discussed above, which will result in higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The final impact on us is unknown at this time, but may require us to raise additional capital in the future. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits within our market area, which includes Central and North Central Ohio. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

We rely heavily on our management team, and the unexpected loss of key management may adversely affect our operations.

Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management team will continue to be important to successful implementation of our strategies. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

First Citizens Banc Corp

Other Information

Form 10-Q

Deposit insurance premiums may increase and have a negative effect on our results of operations.

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

Changes in tax laws could adversely affect our performance.

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

We need to constantly update our technology in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success will depend, in part, on our ability to use current technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

First Citizens Banc Corp

Other Information

Form 10-Q

We may be the subject of litigation which could result in legal liability and damage to our business and reputation.

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

We depend upon the accuracy and completeness of information about customers and other parties.

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

The market price of our common shares may be subject to fluctuations and volatility.

The market price of our common shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could impact our trading price include:

First Citizens Banc Corp

Other Information

Form 10-Q

•	our operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

•	developments in our business or operations or in the financial sector generally;

•	future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

•	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

•	the operating and stock price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers; and

•	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Equity markets in general and our common shares in particular have experienced considerable volatility over the past few years. The market price of our common shares may continue to be subject to volatility unrelated to our operating performance or business prospects. Increased volatility could result in a decline in the market price of our common shares.

The sale of substantial amounts of our common shares or securities convertible into our common shares in the public market could depress the price of our common shares.

In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common shares or securities convertible into our common shares in the market, or availability of shares of our common shares or securities convertible into our common shares for sale in the market, will have on the market price of our common shares. We can give no assurance that sales of substantial amounts of our common shares or securities convertible into our common shares in the market, or the potential for large amounts of sales in the market, would not cause the price of our securities to decline or impair our ability to raise capital through sales of our common shares.

First Citizens Banc Corp

Other Information

Form 10-Q

The trading volumes for our common shares may not provide adequate liquidity for investors.

Our common shares are listed on the NASDAQ Capital Market; however, the average daily trading volume in our common shares is less than that of many larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the current daily average trading volume of our common shares, significant sales of our common shares in a brief period of time, or the expectation of these sales, could cause a material decline in the price of our common shares.

We have implemented anti-takeover devices that could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our Articles and Amended and Restated Code of Regulations (“Code of Regulations”) make it difficult for anyone to purchase us without the approval of our board of directors. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Investors could become subject to regulatory restrictions upon ownership of our common shares.

Under the federal Change in Bank Control Act, a person may be required to obtain prior approval from the Federal Reserve before acquiring the power to directly or indirectly control our management, operations, or policy or before acquiring 10% or more of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

First Citizens Banc Corp

Other Information

Form 10-Q

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2013; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	October 31, 2013
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	October 31, 2013
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2013; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith