Form 10-K
period 2013-12-31
FIRST CITIZENS BANC CORP /OH
filed 2014-03-14
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001- 36192

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

100 East Water Street, Sandusky, Ohio	44870
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 625 - 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Depositary Shares, each representing	The NASDAQ Stock Market LLC
1/40th of a 6.50% Noncumulative
Redeemable Convertible Perpetual
Preferred share, Series B, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2013 was $46,666,923. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.

As of February 28, 2014, there were 7,707,917 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders to be held on April 15, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Company. The Company had total consolidated assets of $1,167,546 at December 31, 2013.

THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation under its current name. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (3), Willard, Chatfield, Tiro, Greenwich, Plymouth, Shiloh, Akron, Dublin, Hilliard, Plain City, Russells Point, Urbana (2), West Liberty and Quincy. Citizens accounted for 99.4% of the Company’s consolidated assets at December 31, 2013.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency were not significant as of December 31, 2013.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. were not significant as of December 31, 2013.

FC REFUND SOLUTIONS, INC. (FCRS) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2013.

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

FCBC is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.

(c)	Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 68% of total revenue for 2013, 69% of total revenue for 2012, and 70% of total revenue for 2011. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 29% of the total loan portfolio in 2013, 31% of the total loan portfolio in 2012 and 35% of the total loan portfolio in 2011. Commercial real estate loans comprised 52% of the total loan portfolio in 2013, 53% in 2012, and 47% in 2011. Commercial and agricultural loans comprised 13% of the total loan portfolio in 2013, 12% in 2012, and 11% in 2011. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Citizens may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2013, Citizens was not restricted from paying dividends to the Company by regulation.

The Company’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Company does not have exposure to material costs associated with environmental hazardous waste mitigation or cleanup.

Competition

The market area for Citizens is Erie, Crawford, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Madison and Richland Counties in Ohio. Traditional financial service competition for Citizens consists of large regional financial institutions, community banks, thrifts and credit unions operating within Citizens’ market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Citizens experiences intense competition within several of its markets due to the presence of several national, regional and local financial institutions and other service providers. Citizens primarily competes based on client service, convenience and responsiveness to customer needs, availability and selection of products, and rates of interest on loans and deposits. However, some of Citizens’ competitors have greater resources and, as such, higher lending limits, which may adversely affect the ability of Citizens to compete.

Employees

FCBC has no employees. Citizens employs approximately 313 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

USA Patriot Act of 2001: The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act) gives the United States Government greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country. The USA Patriot Act requires the Company to establish a program for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

Sarbanes-Oxley Act of 2002: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (Nasdaq) has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by FCBC’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that FCBC’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for FCBC’s evaluation of its disclosure controls and procedures.

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

At December 31, 2013, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 17 to the Company’s 2013 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2013, met the standards for the highest capital category, a “well-capitalized” bank.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which proposed new capital requirements for banking organizations. On July 2, 2013, the Federal Reserve Board adopted a final rule implementing a revised capital framework based in part on the Basel III capital standards and, on July 9, 2013, the Office of the Comptroller of the Currency also adopted a final rule and the FDIC adopted an interim final rule implementing a revised capital framework based in part on the Basel III capital standards. The rule will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as FCBC. The rule will be fully phased in by January 1, 2019.

The implementation of the final rule will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Specifically, the rule imposes the following minimum capital requirements on federally insured financial institutions: (1) a new minimum common equity tier 1 capital to risk-weighted assets ratio of 4.5%; (2) a leverage capital ratio of 4%; (3) a tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%. Under the rule, common equity generally consists of common stock, retained earnings and limited amounts of minority interests in the form of common stock. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rule requires insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above its minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rule will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. Until the rule is fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of FCBC.

Federal Reserve Board regulations also limit the payment of dividends by Citizens to FCBC. Citizens may not pay a dividend if it would cause Citizens not to meet its capital requirements. In addition, the dividends that Citizens may pay to FCBC without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

TARP Capital Purchase Program: On January 23, 2009, the Corporation issued and sold to the U.S. Treasury of 23,184 of newly-issued non-voting preferred shares in conjunction with the Corporation’s participation in the Troubled Asset Relief Program (TARP). The Corporation and the U.S. Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto, pursuant to which the Corporation issued and sold to the U.S. Treasury (1) 23,184 Fixed Rate Cumulative Perpetual Preferred Shares, Series A (the “Series A Preferred Shares”), each without par value and having a liquidation preference of $1,000 per share (Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Corporation, each without par value, at an exercise price of $7.41 per share. The Warrant had a ten-year term. Under the standardized terms of the preferred shares, cumulative dividends on the Preferred Shares accrued on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Preferred Shares had no maturity date and ranked senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation. The Preferred Shares qualified as Tier 1 capital for regulatory purposes.

On July 3, 2012, the U.S. Treasury completed the sale of all 23,184 of the Series A Preferred Shares to various investors pursuant to a modified “Dutch auction” process. On September 5, 2012, the Corporation completed the repurchase of the Warrant for an aggregate purchase price of $563.

On December 19, 2013, the Company completed the sale of 1,000,000 depositary shares, each representing a 1/40th ownership interest in a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of the Company, with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). The Company sold the maximum of 1,000,000 depositary shares in the offering, resulting in gross proceeds to the Company of $25,000.

On January 17, 2014, the Company provided notice that it intends to redeem all 23,184 of the Series A Preferred Shares using proceeds from the sale of the depositary shares. The redemption of the Series A Preferred Shares was completed as of February 15, 2014.

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

The Volcker Rule: In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. The Company does not engage in any of the trading activities or have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

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

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Citizens, and are expected to continue to do so in the future.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2013 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I. Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2013, 2012 and 2011 is included on pages 11 through 13 - “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2013 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2013	2012	2011
		(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$51,560	$54,286	$49,704
Obligations of states and political subdivisions	80,625	79,806	66,736
Mortgage-backed securities in government sponsored entities	66,979	69,435	87,518

Total debt securities	199,164	203,527	203,957
Equity securities in financial institutions	449	434	676

Total	$199,613	$203,961	$204,633

(1)	The Corporation had no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2013 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$3,008	0.80%	$19,292	0.76%	$16,012	1.35%	$13,248	1.73%
Obligations of states and political subdivisions (1)	301	3.97%	2,042	2.02%	18,391	3.48	59,891	4.41
Mortgage-backed securities in government sponsored entities	—	—	5,599	0.47%	20,630	1.72	40,750	2.79

Total	$3,309	1.09%	$26,933	0.82%	$55,033	2.20%	$113,889	3.52%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III. Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial and agricultural	$115,875	$100,661	$86,395	$84,913	$96,298
Commercial real estate	443,846	434,808	371,852	336,251	335,626
Residential real estate	250,691	250,598	274,995	295,038	314,552
Real estate construction	39,964	19,677	39,790	39,341	29,970
Consumer and other	10,865	9,809	12,236	11,780	14,372

	$861,241	$815,553	$785,268	$767,323	$790,818

Commercial loans are those made for commercial, industrial and professional purposes to individuals, sole proprietorships, partnerships, corporations and other business enterprises. Agricultural loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% in the case of certain stocks, to 100% in the case of savings or time deposit accounts. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

Commercial real estate mortgage loans are made predicated on having a security interest in real property and are secured wholly or substantially by that lien on real property. Commercial real estate mortgage loans are generally underwritten with a maximum loan-to-value ratio of 80%.

Residential real estate mortgage loans and home equity lines of credit are made predicated on security interests in real property and secured wholly or substantially by those liens on real property. Such real estate mortgage loans are primarily loans secured by one-to-four family real estate. Residential real estate mortgage loans generally pose less risk to the Company due to the nature of the collateral being less susceptible to sudden changes in value.

Real estate construction loans are for the construction of residential homes, new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate or commercial real estate. The Company controls disbursements in connection with construction loans.

Consumer loans are made to individuals for household, family and other personal expenditures. These expenditures include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose a relatively higher credit risk. This higher risk is moderated by the use of certain loan to value limits on secured credits and aggressive collection efforts. The collectability of consumer loans is influenced by local and national economic conditions.

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2013 and 2012, the Company was contingently liable for $2,611 and $690, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2013 and 2012, Citizens had commitments to extend credit in the aggregate amounts of approximately $184,300 and $147,337, respectively. Of these amounts, $163,198 and $127,560 represented lines of credit and construction loans, and $21,102 and $19,777 represented overdraft protection commitments at December 31, 2013 and 2012, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2013 and 2012.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agricultural, commercial real estate, and real estate construction loans outstanding as of December 31, 2013, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
		(Dollars in thousands)
Commercial and agricultural	$42,710	$43,973	$29,192	$115,875
Commercial real estate	61,146	81,891	300,809	443,846
Real estate construction	7,683	11,470	20,811	39,964

	$111,539	$137,334	$350,812	$599,685

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$75,775	$61,559
Due after five years	36,337	314,475

	$112,112	$376,034

The preceding maturity information is based on contract terms at December 31, 2013 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$20,459	$29,855	$25,768	$22,175	$25,198
Loans contractually past due 90 days or more as to principal or interest payments (2)	—	80	1,301	2,241	514
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	5,234	7,250	10,284	8,561	9,163

Total	$25,693	$37,185	$37,353	$32,977	$34,875

Impaired loans included in above totals	12,458	19,302	15,472	8,784	13,989
Impaired loans not included in above totals	5,599	6,788	11,908	10,389	8,747

Total impaired loans	$18,057	$26,090	$27,380	$19,173	$22,736

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectability of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agricultural, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2013, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2013. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2013 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $628. The amount of interest income on such loans actually included in net income in 2013 was $1,396.

Interest income recognition associated with impaired loans was as follows.

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$989	$1,818	$2,028	$654	$828

At December 31, 2013 and 2012, Citizens’ loan portfolio included industry concentrations for: Lessors of Real Estate; Agriculture; Accommodations & Restaurants; Construction Services; and Manufacturing. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of Citizens’ capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2013.

IV. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$819,152	$780,786	$763,918	$784,263	$789,347

Allowance for loan losses at beginning of year	$19,742	$21,257	$21,768	$15,271	$8,862
Loan charge-offs:
Commercial and agricultural	483	841	2,447	2,710	3,013
Commercial real estate	1,804	3,440	4,561	4,653	1,493
Real estate mortgage	2,907	4,506	3,748	4,029	2,393
Real estate construction	136	446	981	799	497
Consumer and other	220	246	193	460	655

	5,550	9,479	11,930	12,651	8,051
Recoveries of loans previously charged-off:
Commercial and agricultural	141	353	307	303	204
Commercial real estate	449	612	390	650	364
Real estate mortgage	458	397	429	99	363
Real estate construction	108	131	387	—	—
Consumer and other	80	71	106	156	206

	1,236	1,564	1,619	1,208	1,137

Net charge-offs (1)	(4,314)	(7,915)	(10,311)	(11,443)	(6,914)
Provision for loan losses (2)	1,100	6,400	9,800	17,940	13,323

Allowance for loan losses at year end	$16,528	$19,742	$21,257	$21,768	$15,271

Allowance for loan losses as a percent of loans at year-end	1.92%	2.42%	2.71%	2.84%	1.93%

Ratio of net charge-offs during the year to average loans outstanding	0.53%	1.01%	1.35%	1.46%	0.88%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deteriorization of specific businesses.
(2)	The determination of the balance of the allowance for loan losses is based on a detailed analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, risk management practices and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2013		2012
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$2,841	13.4%	$2,811	12.3%
Commercial real estate	7,559	51.5	10,139	53.3
Real estate mortgage	5,224	29.1	5,780	30.7
Real estate construction	184	4.6	349	2.4
Consumer and other	214	1.3	246	1.3
Unallocated	506	—	417	—

	$16,528	100.0%	$19,742	100.0%

	2011		2010
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$2,876	11.0%	$3,639	11.1%
Commercial real estate	10,571	47.4	9,827	43.8
Real estate mortgage	5,796	35.0	4,569	38.5
Real estate construction	974	5.1	2,139	5.1
Consumer and other	719	1.5	726	1.5
Unallocated	321	—	868	—

	$21,257	100.0%	$21,768	100.0%

	2009
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial and agriculture	$2,957	12.2%
Commercial real estate	6,042	42.4
Real estate mortgage	3,917	39.8
Real estate construction	1,109	3.8
Consumer and other	401	1.8
Unallocated	845	—

	$15,271	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on an eight quarter loss migration analysis, adjusted for current economic factors. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 2.42% in 2012 to 1.92% in 2013. The unallocated reserve of Citizens increased from $417 in 2012 to $506 in 2013. Management considers both the increase in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$233,592	N/A	$194,418	N/A	$176,435	N/A
Interest-bearing demand deposits	183,861	0.07%	157,193	0.14%	145,576	0.18%
Savings, including Money Market deposit accounts	301,193	0.09%	290,630	0.10%	282,467	0.20%
Certificates of deposit, including IRA’s	246,724	0.97%	272,610	1.20%	305,837	1.40%

	$965,370		$914,851		$910,315

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2013 are summarized as follows.

		Individual
	Certificates	Retirement
	of Deposits	Accounts	Total
	(Dollars in thousands)
3 months or less	$12,286	$1,248	$13,534
Over 3 through 6 months	13,816	579	14,395
Over 6 through 12 months	24,760	2,065	26,825
Over 12 months	15,699	2,131	17,830

	$66,561	$6,023	$72,584

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2013 Annual Report. The common share dividend payout ratio was 18.7% in 2013, 16.6% in 2012, 5.8% in 2011, 0% in 2010 and 119.0% in 2009.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 57 of the 2013 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located on pages 11 through 13 of the 2013 Annual Report) for the statistical disclosures for short-term borrowings for 2013 and 2012.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,”

“foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in FDIC insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the Securities and Exchange Commission, including those risks set forth under Item 1A of Part 1 of this Annual Report on Form 10-K.

The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Moreover, our lending and deposit gathering activities are concentrated in Central and North Central Ohio, with approximately 73.3% of our loan portfolio and approximately 79.5% of our deposits as of December 31, 2013 concentrated in a six county region in North Central Ohio and approximately 26.7% of our loan portfolio and approximately 20.5% of our deposits as of December 31, 2013 concentrated in a four county region in Central Ohio. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis. During the last several years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions. Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values, a decrease in the demand for our loans and other products and services, a further impairment of certain intangible assets, such as goodwill, and an increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, an increase in our provision for loan losses, and valuation adjustments on loans held for sale, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A SUBSTANTIAL AMOUNT OF OUR LOAN PORTFOLIO CONSISTS OF RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. SUSTAINED WEAKNESS OR DETERIORATION IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2013, approximately 29.1% and 51.5%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. The volume and credit quality of these loans has been volatile in the last several years. The commercial and residential real estate markets continue to experience challenges in our markets. Economic factors both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate Citizens uses to secure its loans. Continued weakness in the economy or a prolonged recovery, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

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

THE TRADING VOLUMES FOR OUR COMMON SHARES MAY NOT PROVIDE ADEQUATE LIQUIDITY FOR INVESTORS.

Our common shares and our depositary shares are both listed on the NASDAQ Capital Market; however, the average daily trading volume in our common shares and our depositary shares is less than that of many larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the current daily average trading volume of our common and of our depositary shares, significant sales of our those in a brief period of time, or the expectation of these sales, could cause a material decline in the price of those shares.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2013 Annual Report.

As of February 18, 2014, there were approximately 1,348 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions on the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during 2013.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2013 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 16 of the 2013 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 18 of the 2013 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 75 of the 2013 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 20 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 74 of the 2013 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2013 and 2012

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Comprehensive Income Statements

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants on matters of accounting principles or financial statement disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2013, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 20 through 22 of the 2013 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a report on Form 8-K during the fourth quarter of 2013 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Company”, “Beneficial Ownership of Common Shares of the Company - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2013 Compensation of Directors” in the 2014 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2014 Proxy Statement is incorporated herein by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance - Transactions with Directors, Officers and Associates” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2014 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1	Financial Statements. First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 21 through 75 of the 2013 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2013 and 2012

Consolidated Statements of Operations

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Comprehensive Income Statements

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity

For each of the two years in the period ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows

For each of the two years in the period ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

4.4	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of First Citizens Banc Corp.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Deposit Agreement dated December 1, 2013, among First Citizens Banc Corp, Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.7	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.2*	Change in Control Agreement - Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.4*	Change in Control Agreement - Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.5	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.7	Early Retirement, Severance and Release Agreement between Citizens Bank and Charles C. Riesterer	Included herewith

11.1	Statement regarding earnings per share	Included in Note 19 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2013 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements for each of the two years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2013 and 2012; (v) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2014 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA, Director

/s/ Allen R. Maurice	/s/ David A. Voight
Allen R. Maurice, Director	David A. Voight, Chairman of the Board

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, President & CEO, Director	Daniel J. White, Director

/s/ W. Patrick Murray
W. Patrick Murray, Director

FIRST CITIZENS BANC CORP

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

4.4	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of First Citizens Banc Corp.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Deposit Agreement dated December 1, 2013, among First Citizens Banc Corp, Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts, thereunder.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.7	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.2*	Change in Control Agreement - Charles C. Riesterer.	Filed as Exhibit 10.7 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.4*	Change in Control Agreement - Leroy C. Link.	Filed as Exhibit 10.9 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.5	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.7	Early Retirement, Severance and Release Agreement between Citizens Bank and Charles C. Riesterer	Included herewith

11.1	Statement regarding earnings per share	Included in Note 19 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2013 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2013 and 2012; (iii) Consolidated Comprehensive Income Statements for each of the two years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2013 and 2012; (v) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement