Form 10-Q
period 2014-03-31
FIRST CITIZENS BANC CORP /OH
filed 2014-05-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36192

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 7, 2014 – 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$119,715	$33,883
Securities available for sale	203,997	199,613
Loans held for sale	545	438
Loans, net of allowance of $16,767 and $16,528	840,601	844,713
Other securities	12,414	15,424
Premises and equipment, net	15,831	16,927
Premises and equipment, held for sale	654	—
Accrued interest receivable	4,202	3,881
Goodwill	21,720	21,720
Other intangibles	2,091	2,293
Bank owned life insurance	19,275	19,145
Other assets	9,842	9,509

Total assets	$1,250,887	$1,167,546

LIABILITIES
Deposits
Noninterest-bearing	$306,751	$234,976
Interest-bearing	738,069	707,499

Total deposits	1,044,820	942,475
Federal Home Loan Bank advances	37,717	37,726
Securities sold under agreements to repurchase	17,949	20,053
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	12,363	9,489

Total liabilities	1,142,276	1,039,170

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series A Preferred stock, $1,000 liquidation preference, 0 shares issued March 31, 2014 and 23,184 shares issued December 31, 2013	—	23,184
Series B Preferred stock, $1,000 liquidation preference, 25,000 shares issued, net of issuance costs	23,132	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(8,747)	(10,823)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(2,904)	(4,247)

Total shareholders’ equity	108,611	128,376

Total liabilities and shareholders’ equity	$1,250,887	$1,167,546

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$9,782	$9,713
Taxable securities	872	1,006
Tax-exempt securities	574	524
Federal funds sold and other	87	44

Total interest income	11,315	11,287

Interest expense
Deposits	615	760
Federal Home Loan Bank advances	324	343
Subordinated debentures	205	190
Other	6	6

Total interest expense	1,150	1,299

Net interest income	10,165	9,988
Provision for loan losses	750	500

Net interest income after provision for loan losses	9,415	9,488

Noninterest income
Service charges	979	965
Net gain on sale of securities	4	17
Net gain on sale of loans	103	199
ATM fees	461	460
Trust fees	788	603
Tax refund processing fees	1,877	380
Bank owned life insurance	130	147
Other	282	444

Total noninterest income	4,624	3,215

Noninterest expense
Salaries, wages and benefits	5,726	5,505
Net occupancy expense	688	611
Equipment expense	342	279
Contracted data processing	285	262
Federal deposit insurance assessment	237	261
State franchise tax	210	264
Professional services	391	481
Amortization of intangible assets	202	212
ATM expense	203	155
Marketing	300	193
Other operating expenses	1,844	1,985

Total noninterest expense	10,428	10,208

Income before taxes	3,611	2,495
Income tax expense	899	582

Net Income	2,712	1,913
Preferred stock dividends and discount accretion	655	290

Net income available to common shareholders	$2,057	$1,623

Earnings per common share, basic	$0.27	$0.21

Earnings per common share, diluted	$0.22	$0.21

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net income	$2,712	$1,913

Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	1,996	(623)
Tax effect of unrealized holdings gains (loss) on available for sale securities	(678)	211
Reclassification adjustment for gain recognized in income	(4)	(17)
Tax effect of reclassification adjustment for gain recognized in income	1	6
Change in unrecognized pension cost	43	158
Tax effect of change in unrecognized pension cost	(15)	(54)

Total other comprehensive income (loss)	1,343	(319)

Comprehensive income	$4,055	$1,594

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Accumulated Deficit	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2013	48,184	$46,316	7,707,917	$114,365	$(10,823)	$(17,235)	$(4,247)	$128,376
Net Income	—	—	—	—	2,712	—	—	2,712
Other comprehensive income	—	—	—	—	—	—	1,343	1,343
Redemption of Series A preferred shares	(23,184)	(23,184)	—	—	327	—	—	(22,857)
Cash dividends ($.04 per share)	—	—	—	—	(308)	—	—	(308)
Preferred stock dividend	—	—	—	—	(655)	—	—	(655)

Balance, March 31, 2014	25,000	$23,132	7,707,917	$114,365	$(8,747)	$(17,235)	$(2,904)	$108,611

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net cash from operating activities	$5,897	$2,767

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	18,691	20,048
Purchases of securities, available-for-sale	(36,495)	(23,035)
Sale of securities available for sale	15,013	516
Redemption of Federal Reserve stock	11	17
Redemption of Federal Home Loan Bank stock	2,999	—
Net loan repayments	3,247	8,138
Proceeds from sale of other real estate owned properties	72	197
Proceeds from sale of premises and equipment	167	118
Purchases of property and equipment	(182)	(160)
Net cash provided by investing activities	3,523	5,839

Cash flows from financing activities:
Repayment of FHLB advances	(9)	(8)
Increase in deposits	102,345	39,427
Decrease in securities sold under repurchase agreements	(2,104)	(3,143)
Repayment of series A preferred stock	(22,857)	—
Cash dividends paid on common shares and preferred shares	(963)	(521)

Net cash provided by financing activities	76,412	35,755

Increase in cash and due from financial institutions	85,832	44,361
Cash and due from financial institutions at beginning of period	33,883	46,131
Cash and due from financial institutions at end of period	$119,715	$90,492

Cash paid during the period for:
Interest	$1,155	$1,306
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$89	$99

See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2014 and its results of operations and changes in cash flows for the periods ended March 31, 2014 and 2013 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2013 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has one concentration to Lessors of Residential Buildings and Dwellings totaling $99,749 million or 11.6 percent of total loans as of March 31, 2014. This portfolio predominantly consists of commercial loans financing multi-family real estate. This segment of the portfolio is stable and has been conservatively underwritten, monitored and managed by experienced commercial lenders. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2014. Water St. revenue was less than 1.0% of total revenue through March 31, 2014. Management considers the Company to operate primarily in one reportable segment, banking.

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

Adoption of New Accounting Standards:

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangements on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This Update became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This Update became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This Update became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Adoption of this Update is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$52,816	$124	$(534)	$52,406
Obligations of states and political subdivisions	81,073	3,247	(1,010)	83,310
Mortgage-backed securities in government sponsored entities	67,116	1,081	(397)	67,800

Total debt securities	201,005	4,452	(1,941)	203,516
Equity securities in financial institutions	481	—	—	481

Total	$201,486	$4,452	$(1,941)	$203,997

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$52,229	$95	$(764)	$51,560
Obligations of states and political subdivisions	79,975	2,327	(1,677)	80,625
Mortgage-backed securities in government sponsored entities	66,409	1,127	(557)	66,979

Total debt securities	198,613	3,549	(2,998)	199,164
Equity securities in financial institutions	481	—	(32)	449

Total	$199,094	$3,549	$(3,030)	$199,613

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2014, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$3,295	$3,301
Due after one year through five years	21,404	21,295
Due after five years through ten years	33,930	34,409
Due after ten years	75,260	76,711
Mortgage-backed securities	67,116	67,800
Equity securities	481	481

Total securities available for sale	$201,486	$203,997

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended March 31,
	2014	2013

Sale proceeds	$15,013	$516
Gross realized gains	4	14
Gross realized losses	—	—
Gains from securities called or settled by the issuer	—	3

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $148,803 and $147,625 as of March 31, 2014 and December 31, 2013, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2014 and December 31, 2013 not recognized in income are as follows:

March 31, 2014	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$34,017	$(534)	$—	$—	$34,017	$(534)
Obligations of states and political subdivisions	18,620	(824)	2,890	(186)	21,510	(1,010)
Mortgage-backed securities in gov’t sponsored entities	29,723	(379)	3,049	(18)	32,772	(397)

Total temporarily impaired	$82,360	$(1,737)	$5,939	$(204)	$88,299	$(1,941)

December 31, 2013	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$30,800	$(764)	$—	$—	$30,800	$(764)
Obligations of states and political subdivisions	28,428	(1,556)	968	(121)	29,396	(1,677)
Mortgage-backed securities in gov’t sponsored entities	32,557	(553)	279	(4)	32,836	(557)
Equity securities in financial institutions	449	(32)	—	—	449	(32)

Total temporarily impaired	$92,234	$(2,905)	$1,247	$(125)	$93,481	$(3,030)

At March 31, 2014 there were seventy-two securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2014	December 31, 2013
Commercial and agriculture	$103,365	$115,875
Commercial real estate	440,824	443,846
Residential real estate	249,292	250,691
Real estate construction	52,788	39,964
Consumer and other	11,099	10,865
Total loans	857,368	861,241
Allowance for loan losses	(16,767)	(16,528)

Net loans	$840,601	$844,713

(5) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Historical loss percentages for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $16,767 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2014. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the three months ended March 31, 2014 and 2013.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and other	Unallocated	Total

For the three months ending March 31, 2014

Allowance for loan losses:

Beginning balance	$2,841	$7,559	$5,224	$184	$214	$506	$16,528
Charge-offs	(229)	(74)	(317)	—	(32)	—	(652)
Recoveries	58	17	49	1	16	—	141
Provision	(63)	495	94	110	41	73	750

Ending Balance	$2,607	$7,997	$5,050	$295	$239	$579	$16,767

For the three months ended March 31, 2014, the allowance for Commercial & Agriculture loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate was the result of increased specific reserves.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and other	Unallocated	Total

For the three months ending March 31, 2013

Allowance for loan losses:

Beginning balance	$2,811	$10,139	$5,780	$349	$246	$417	$19,742
Charge-offs	—	(312)	(487)	—	(82)	—	(881)
Recoveries	41	90	156	52	10	—	349
Provision	85	7	(35)	(87)	51	479	500

Ending Balance	$2,937	$9,924	$5,414	$314	$225	$896	$19,710

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended March 31, 2013, the allowances for Residential Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the historical charge-offs for this type. The net result of these changes was a reduction in the allowance for these loan types and is represented as a decrease in the provision. The allowance for Real Estate Construction loans was reduced as a result of changes to specific reserves required. The result of this change was represented as a decrease in the provision.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and other	Unallocated	Total
March 31, 2014

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$1,172	$1,092	$770	$—	$—	$—	$3,034

Ending balance:
Collectively evaluated for impairment	$1,435	$6,905	$4,280	$295	$239	$579	$13,733

Ending Balance	$2,607	$7,997	$5,050	$295	$239	$579	$16,767

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$4,751	$10,729	$3,792	$—	$7		$19,279

Ending balance:
Collectively evaluated for impairment	$98,614	$430,095	$245,500	$52,788	$11,092		$838,089

Ending Balance	$103,365	$440,824	$249,292	$52,788	$11,099		$857,368

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and other	Unallocated	Total
December 31, 2013

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$1,262	$445	$802	$—	$—	$—	$2,509

Ending balance:
Collectively evaluated for impairment	$1,579	$7,114	$4,422	$184	$214	$506	$14,019

Ending Balance	$2,841	$7,559	$5,224	$184	$214	$506	$16,528

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$3,869	$10,175	$4,005	$—	$8		$18,057

Ending balance:
Collectively evaluated for impairment	$112,006	$433,671	$246,686	$39,964	$10,857		$843,184

Ending Balance	$115,875	$443,846	$250,691	$39,964	$10,865		$861,241

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the period ended March 31, 2014 and December 31, 2013. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

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

Generally, Residential Real Estate, Real Estate Construction and Consumer loans are not risk-graded, except when collateral is used for a business purpose.

March 31, 2014	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

Pass	$95,096	$414,126	$95,706	$48,326	$614	$653,868
Special Mention	601	7,486	870	21	—	8,978
Substandard	7,668	19,212	8,197	—	73	35,150
Doubtful	—	—	2,193	—	—	2,193

Ending Balance	$103,365	$440,824	$106,966	$48,347	$687	$700,189

December 31, 2013	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

Pass	$107,923	$415,938	$98,700	$35,495	$2,252	$660,308
Special Mention	2,038	9,145	986	21	—	12,190
Substandard	5,914	18,763	8,175	—	70	32,922
Doubtful	—	—	2,349	—	—	2,349

Ending Balance	$115,875	$443,846	$110,210	$35,516	$2,322	$707,769

The following tables present performing and nonperforming loans based solely on payment activity for the period ended March 31, 2014 and December 31, 2013 that have not been assigned an internal risk

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans may also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer	Total
March 31, 2014
Performing	$142,326	$4,441	$10,412	$157,179
Nonperforming	—	—	—	—

Total	$142,326	$4,441	$10,412	$157,179

	Residential Real Estate	Real Estate Construction	Consumer	Total
December 31, 2013
Performing	$140,481	$4,448	$8,543	$153,472
Nonperforming	—	—	—	—

Total	$140,481	$4,448	$8,543	$153,472

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables includes an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2014 and December 31, 2013.

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$1,292	$230	$122	$1,644	$101,721	$103,365	$—
Commercial Real Estate	1,004	371	1,491	2,866	437,958	440,824	—
Residential Real Estate	3,114	430	5,041	8,585	240,707	249,292	21
Real Estate Construction	—	—	—	—	52,788	52,788	—
Consumer and other	62	10	4	76	11,023	11,099	—

Total	$5,472	$1,041	$6,658	$13,171	$844,197	$857,368	$21

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$105	$—	$443	$548	$115,327	$115,875	$—
Commercial Real Estate	655	201	2,098	2,954	440,892	443,846	—
Residential Real Estate	3,140	1,084	5,531	9,755	240,936	250,691	—
Real Estate Construction	—	—	—	—	39,964	39,964	—
Consumer and other	170	20	—	190	10,675	10,865	—

Total	$4,070	$1,305	$8,072	$13,447	$847,794	$861,241	$—

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

The following table presents loans on nonaccrual status as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commercial & Agriculture	$2,438	$1,590
Commercial Real Estate	9,521	9,609
Residential Real Estate	9,171	9,210
Real Estate Construction	—	—
Consumer	54	50

Total	$21,184	$20,459

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the three-month periods ended March 31, 2014 and March 31, 2013 were as follows:

	For the Three-Month Period Ended March 31, 2014			For the Three-Month Period Ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	125	125
Residential Real Estate	2	149	49	—	—	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	2	$149	$49	1	$125	$125

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. At March 31, 2014, TDRs accounted for $530 of the allowance for loan losses.

During the three-month period ended March 31, 2014 and 2013, there were no defaults on any loans which were modified and considered TDRs during the twelve months previous to the three-month period ending March 31, 2014 and 2013.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Agriculture	$1,491	$1,792	$—	$1,525	$1,657	$—
Commercial Real Estate	7,517	7,909	—	5,983	6,214	—
Residential Real Estate	274	1,548	—	1,202	2,263	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	7	7	—	8	8	—

Total	9,289	11,256	—	8,718	10,142	—

With an allowance recorded:
Commercial & Agriculture	3,260	3,408	1,172	2,344	2,437	1,262
Commercial Real Estate	3,212	3,391	1,092	4,192	4,496	445
Residential Real Estate	3,518	4,728	770	2,803	4,021	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total	9,990	11,527	3,034	9,339	10,954	2,509

Total:
Commercial & Agriculture	4,751	5,200	1,172	3,869	4,094	1,262
Commercial Real Estate	10,729	11,300	1,092	10,175	10,710	445
Residential Real Estate	3,792	6,276	770	4,005	6,284	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	7	7	—	8	8	—

Total	$19,279	$22,783	$3,034	$18,057	$21,096	$2,509

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2014 and 2013.

For the three months ended:	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$4,310	$65	$5,301	$68
Commercial Real Estate	10,569	147	13,584	205
Residential Real Estate	3,782	92	5,876	143
Real Estate Construction	—	—	514	5
Consumer and Other	7	—	50	—

Total	$18,668	$304	$25,325	$421

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three-month period ended March 31, 2014 and 2013:

	For the Three-Month Period Ended March 31, 2014			For the Three-Month Period Ended March 31, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$341	$(4,588)	$(4,247)	$5,849	$(7,496)	$(1,647)

Other comprehensive loss before reclassifications	1,318	—	1,318	(412)	—	(412)

Amounts reclassified from accumulated other comprehensive loss	(3)	28	25	(11)	104	93

Net current-period other comprehensive income (loss)	1,315	28	1,343	(423)	104	(319)

Ending balance	$1,656	$(4,560)	$(2,904)	$5,426	$(7,392)	$(1,966)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended March 31, 2014		For the three months ended March 31, 2013		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$4		$17		Net gain on sale of securities
Tax effect	(1)		(6)		Income tax expense
	3		11		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(43	)(b)	(158	)(b)	Salaries, wages and benefits
Tax effect	15		54		Income tax expense

	(28)		(104)		Net of tax

Total reclassifications for the period	$(25)		$(93)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Earnings per Common Share

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, computed using the treasury stock method and the impact of the Company’s convertible preferred stock using the “if converted” method.

	Three months ended March 31,
	2014	2013
Basic
Net income	$2,712	$1,913
Preferred stock dividends and discount accretion	655	290

Net income available to common shareholders	$2,057	$1,623

Weighted average common shares outstanding	7,707,917	7,707,917

Basic earnings per common share	$0.27	$0.21

Diluted
Net income available to common shareholders - basic	$2,057	$1,623
Convertible preferred stock dividends	388	—

Net income available to common shareholders - diluted	$2,445	$1,623

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917
Add: Dilutive effects of convertible preferred stock	3,196,931	—
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding	10,904,848	7,707,917

Diluted earnings per common share	$0.22	$0.21

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three-month period ended March 31, 2013 because they were anti-dilutive. There were no stock options outstanding during the three-month period ended March 31, 2014.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended March 31, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(8) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2014 and December 31, 2013:

	Contract Amount
	March 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,740	$165,390	$11,866	$151,332
Overdraft protection	19	24,715	18	21,084
Letters of credit	200	742	200	2,411

	$10,959	$190,847	$12,084	$174,827

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.25% to 15.00% at March 31, 2014 and December 31, 2013, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $11,078 on March 31, 2014 and $2,959 on December 31, 2013.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Pension Information

The Company also sponsors a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 20 1⁄2, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. In 2006, the Company amended the pension plan to provide that no employee could be added as a participant to the pension plan after December 31, 2006. In 2014 the Company amended the pension plan again to provide that no additional benefits would accrue beyond April 30, 2014.

Net periodic pension expense was as follows:

	Three months ended March 31,
	2014	2013
Service cost	$76	$273
Interest cost	180	201
Expected return on plan assets	(280)	(219)
Net amortization	43	158

Net periodic pension cost	$19	$413

The total amount of contributions expected to be paid by the Company in 2014 is $945, compared to $4,900 in 2013. The 2013 contribution included $3,000 related to settlements of several retirements.

(10) Stock Options

The Company’s Stock Option and Stock Appreciation Rights Plan (“Stock Option Plan”) authorized the Company to grant options to buy up to an aggregate of 225,000 common shares of the Company to directors, officers and employees of the Company. The exercise price of stock options granted under the Stock Option Plan was based on the market price of the Company’s common shares at the date of grant, the maximum option term was ten years, and options normally vested after three years. The Stock Option Plan expired in 2010, and no further stock options or other awards may be granted by the Company under the Stock Option Plan.

Additionally, all options outstanding under the plan expired on April 12, 2013 and there were no new options issued during 2014.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the plan is as follows:

	Three months ended March 31, 2013
	Total options outstanding
	Shares	Weighted Average Price Per Share

Outstanding at beginning of year	10,000	$35.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding, end of period	10,000	$35.00

Options exercisable, end of period	10,000	$35.00

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of March 31, 2013, there were no options that had intrinsic value.

(11) Fair Value Measurement

The Company uses a fair value hierarchy to measure fair value. This hierarchy describes three levels of inputs that may be used to measure fair value. Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Company’s own view about the assumptions that market participants would use in pricing an asset.

Debt securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Equity securities: The Company’s equity securities are not actively traded in an open market. The fair values of these equity securities available for sale is determined by using market data inputs for similar securities that are observable (Level 2 inputs).

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Impaired loans: The fair values of impaired loans are determined using the fair values of collateral for collateral dependent loans, or discounted cash flows. The Company uses independent appraisals, discounted cash flow models and other available data to estimate the fair value of collateral (Level 3 inputs).

Other real estate owned: The fair value of other real estate owned is determined using the fair value of collateral. The Company uses appraisals and other available data to estimate the fair value of collateral (Level 3 inputs). The appraised values are discounted to represent an estimated value in a distressed sale. Additionally, estimated costs to sell the property are used to further adjust the value.

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2014 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$52,406	$—
Obligations of states and political subdivisions	—	83,310	—
Mortgage-backed securities in government sponsored entities	—	67,800	—
Equity securities in financial institutions	—	481	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$16,245
Other real estate owned	—	—	196

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2013 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$51,560	$—
Obligations of states and political subdivisions	—	80,625	—
Mortgage-backed securities in government sponsored entities	—	66,979	—
Equity securities in financial institutions	—	449	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$15,548
Other real estate owned	—	—	173

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014.

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$16,245	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$196	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$15,548	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	2% - 8.5%

Other real estate owned	$173	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

March 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$119,715	$119,715	$119,715	$—	$—
Securities available for sale	203,997	203,997	—	203,997	—
Other securities	12,414	12,414	12,414	—	—
Loans, held for sale	545	545	545	—	—
Loans, net of allowance for loan losses	840,601	857,601	—	—	857,601
Bank owned life insurance	19,275	19,275	19,275	—	—
Accrued interest receivable	4,202	4,202	4,202	—	—

Financial Liabilities:
Nonmaturing deposits	813,492	813,492	813,492	—	—
Time deposits	231,328	233,610	—	—	233,610
Federal Home Loan Bank advances	37,717	38,004	—	—	38,004
Securities sold under agreement to repurchase	17,949	17,949	17,949	—	—
Subordinated debentures	29,427	22,078	—	—	22,078
Accrued interest payable	151	151	151	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$33,883	$33,883	$33,883	$—	$—
Securities available for sale	199,613	199,613	—	199,613	—
Other securities	15,424	15,424	15,424	—	—
Loans, held for sale	438	438	438	—	—
Loans, net of allowance for loan losses	844,713	861,252	—	—	861,252
Bank owned life insurance	19,145	19,145	19,145	—	—
Accrued interest receivable	3,881	3,881	3,881	—	—

Financial Liabilities:
Nonmaturing deposits	706,126	706,126	706,126	—	—
Time deposits	236,349	237,837	—	—	237,837
Federal Home Loan Bank advances	37,726	38,767	—	—	38,767
Securities sold under agreement to repurchase	20,053	20,053	20,053	—	—
Subordinated debentures	29,427	20,605	—	—	20,605
Accrued interest payable	156	156	156	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Cash and due from financial institutions: The carrying amounts for cash and due from financial institutions approximate fair value because they have original maturities of less than 90 days and do not present unanticipated credit concerns.

Securities available for sale: The fair value of securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For equity securities, management uses market information related to the value of similar institutions to determine the fair value (Level 2 inputs).

Other securities: The carrying value of regulatory stock approximates fair value based on applicable redemption provisions.

Loans, held-for-sale: Loans held for sale are priced individually at market rates on the day that the loan is locked for commitment to an investor. Because the holding period of such loans is typically short, the carrying value generally approximates the fair value at the time the commitment is received. All loans in the held-for-sale account conform to Fannie Mae underwriting guidelines, with specific intent of the loan being purchased by an investor at the predetermined rate structure.

Loans, net of allowance for loan losses: Fair values for loans, other than impaired, are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans has been estimated by discounting expected future cash flows of the underlying portfolios. The discount rates used in these calculations are generally derived from the treasury yield curve and are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate inherent in the loan. The estimated maturity is based on the Company’s historical experience with repayments for each loan classification. Changes in these significant unobservable inputs used in discounted cash flow analysis, such as the discount rate or prepayment speeds, could lead to changes in the underlying fair value.

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

Federal Home Loan Bank (“FHLB”)advances: Rates available to the Company for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of borrowed funds.

Subordinated debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows of the underlying debt agreements. The discount rate is estimated using the current rate for the borrowing from the FHLB with the most similar terms.

(12) Participation in the U.S. Treasury Troubled Asset Relief Program

On January 23, 2009, the Company issued and sold to the U.S. Treasury of 23,184 of newly-issued non-voting preferred shares in conjunction with the Company’s participation in the Troubled Asset Relief Program (TARP). The Company and the U.S. Treasury entered into a Letter Agreement, dated January 23, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto, pursuant to which the Company issued and sold to the U.S. Treasury (1) 23,184 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Preferred Shares), and (2) a Warrant to purchase 469,312 common shares of the Company, each without par value, at an exercise price of $7.41 per share. The Warrant had a ten-year term. Under the standardized terms of the preferred shares, cumulative dividends on the Preferred Shares accrued on the liquidation preference at a rate of 5% per annum for the first five years, and would have accrued at a rate of 9% per annum thereafter. The Preferred Shares had no maturity date and ranked senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Shares qualified as Tier 1 capital for regulatory purposes.

On July 3, 2012, the U.S. Treasury completed the sale of all 23,184 of the Preferred Shares to various investors pursuant to a modified “Dutch auction” process. On September 5, 2012, the Company completed the repurchase of the Warrant for an aggregate purchase price of $563.

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

On January 17, 2014, the Company provided notice that it intended to redeem all 23,184 of the Series A Preferred Shares using proceeds from the sale of the depositary shares. The redemption of the Series A Preferred Shares was completed as of February 15, 2014 for an aggregate purchase price of $22,856.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2014 compared to December 31, 2013, and the consolidated results of operations for the three-month period ended March 31, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at March 31, 2014 were $1,250,887 compared to $1,167,546 at December 31, 2013, an increase of $83,341, or 7.1 percent. The increase in total assets was mainly attributable to an increase in cash and due from banks and securities available for sale, partially offset by a decrease in loans and other securities. Total liabilities at March 31, 2014 were $1,142,276 compared to $1,039,170 at December 31, 2013, an increase of $103,106, or 9.9 percent. The increase in total liabilities was mainly attributable to an increase in total deposits offset by a decrease in securities sold under agreements to repurchase.

Net loans have decreased $4,112 or 0.5 percent since December 31, 2013. The real estate construction and consumer and other loan portfolios increased $12,824 and $234, respectively, since December 31, 2013, while the commercial and agricultural, commercial real estate and residential real estate loan portfolios decreased $12,510, $3,022 and $1,399, respectively. The current increase in real estate construction loans is mainly due to an increase in the demand for commercial real estate construction loans and advances on existing commercial real estate construction loans in the Columbus and Akron markets, which we serve. The current increase in consumer and other loans is mainly the result of pooled dealer loan purchases. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in commercial real estate loans is the result of the pay-down or pay-off of loan balances. The current decrease in residential real estate loans is mainly the result of the payoff of portfolio loans, slower refinancing activity generally associated with the first quarter of each year, and an unusually harsh winter in our market areas, coupled with the Company’s decision to originate and sell the majority of mortgage loans in the secondary market.

Loans held for sale have increased $107 or 24.4 percent since December 31, 2013. At March 31, 2014, the net loan to deposit ratio was 80.5 percent compared to 89.6 percent at December 31, 2013. This ratio has declined in 2014 due to the increase in deposits.

A detailed analysis of potential losses in the loan portfolio indicated that an increased provision was appropriate. For the three months of operations in 2014, $750 was placed into the allowance for loan losses from earnings, compared to $500 in the same period of 2013. The increase in provision for loan losses in the first quarter of 2014 is related to the increased size of the loan portfolio compared to a year ago. Net charge-offs have decreased to $511, compared to $532 in 2013. For the first three months of 2014, the Company has charged off twenty-one loans. Eleven real estate mortgage loans totaling $268 net of recoveries, two commercial real estate loans totaling $57 net of recoveries, four commercial and agriculture loans totaling $171 net of recoveries and zero real estate construction loans totaling ($1) net of recoveries were charged off in the first three months of the year. In addition, four Consumer and Other loans totaling $16, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $746, of which $21 was due to an increase in loans past due 90 days but still accruing and $725 was due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

Management analyzes each commercial and commercial real estate loan, with balances of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.96 percent at March 31, 2014 and 1.92 percent at December 31, 2013.

The available for sale security portfolio increased by $4,384, from $199,613 at December 31, 2013 to $203,997 at March 31, 2014. The increase is mainly the result of an increase in market value of the securities portfolio in the first three months of 2014. As of March 31, 2014, the Company was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $130 from December 31, 2013 to March 31, 2014 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $1,096 from December 31, 2013 to March 31, 2014, as a result of depreciation of $382 and disposals of $107, offset by new purchases of $182. Office premises and equipment, net, held for sale totaled $654 at March 31, 2014. These fixed assets are to be sold in 2014. In addition, office premises and equipment, net, having a value of $135 were transferred to other assets. These assets will be donated during the second quarter of 2014.

Total deposits at March 31, 2014 increased $102,345 from year-end 2013. Noninterest-bearing deposits increased $71,775 from year-end 2013, while interest-bearing deposits, including savings and time deposits, increased $30,570 from December 31, 2013. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to increases in savings accounts, including money markets and interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $12,977 from year-end 2013, which included increases of $6,556 in statement savings and $6,970 in money market savings offset by a decrease of $1,593 in public fund money market accounts. Interest-bearing demand deposits increased $22,614 from year end 2013, which included an increases of $19,620 in interest-bearing public funds and $6,284 in interest-bearing checking accounts offset by a decrease of $2,293 in NOW accounts. Time certificates and IRAs decreased $3,673 and $1,341, respectively, from year end 2013. The year-to-date average balance of total deposits increased $121,075 compared to the average balance of the same period in 2013. The increase in average balance is due to increases of $135,214 in demand deposit accounts, $7,684 in statement savings accounts, $6,934 in money market savings and $1,677 in CDARS accounts, offset by decreases of $20,876 in time certificates, $5,655 in NOW accounts, $3,328 in IRA’s and $1,611 in public fund money market accounts.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances remained nearly unchanged from December 31, 2013, while securities sold under agreements to repurchase, which tend to fluctuate, have decreased $2,104 from December 31, 2013 to March 31, 2014.

Accrued expenses and other liabilities increased $2,874 from December 31, 2013 to March 31, 2014. The increase is primarily the result of security purchases that have not settled and an increase in current income taxes payable.

Shareholders’ equity at March 31, 2014 was $108,611, or 8.7 percent of total assets, compared to $128,376, or 11.0 percent of total assets, at December 31, 2013. The decrease in shareholders’ equity resulted from net income of $2,712, a decrease in the Company’s pension liability, net of tax, of $28, an increase in the fair value of securities available for sale, net of tax, of $1,315, dividends on preferred stock and common stock of $655 and $308, respectively, and the redemption of Series A preferred stock of $22,857. Total outstanding common shares at March 31, 2014 and December 31, 2013 were 7,707,917.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Three Months Ended March 31, 2014 and 2013

The Company had net income of $2,712 for the three months ended March 31, 2014, an increase of $799 from net income of $1,913 for the same three months of 2013. Basic earnings per common share were $0.27 for the quarter ended March 31, 2014, compared to $0.21 for the same period in 2013. Diluted earnings per common share were $0.22 for the quarter ended March 31, 2014, compared to $0.21 for the same period in 2013. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2014 was $10,165, an increase of $177 from $9,988 in the same three months of 2013. Total interest income for the three months ended March 31, 2014 was $11,315, an increase of $28 from $11,287 in the same three months of 2013. Average earning assets increased 8.2 percent during the quarter ended March 31, 2014 as compared to the same period in 2013. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first quarter of 2014 increased 5.4 percent, 6.1 percent and 48.5 percent, respectively, compared to the first quarter of last year. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the first quarter of 2013 and 2014, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on earning assets decreased 32 basis points for the first quarter of 2014 compared to the first quarter of last year. The yield on loans, taxable securities and non-taxable securities decreased 22 basis points, 39 basis points and 16 basis points, respectively, compared to the first quarter of 2013. These factors combined resulted in a modest increase in total interest income for the first quarter of 2014. Total interest expense for the three months ended March 31, 2014 was $1,150, a decrease of $149 from $1,299 in the same three months of 2013. Interest expense on time deposits decreased $115 or 18.0 percent in the first quarter of 2014 compared to the same period in 2013. Average time deposits for the first quarter of 2014 decreased 8.7 percent compared to the first quarter of 2013. The interest rate paid on time deposits during the first quarter of 2014 also decreased by 11 basis points as compared to the same period in 2013. The Company’s net interest margin for the nine months ended March 31, 2014 and 2013 was 3.51% and 3.75%, respectively.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2014 and 2013. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	balance	Interest	rate *	balance	Interest	rate *
Assets:

Interest-earning assets:
Loans	$853,642	$9,782	4.65%	$810,117	$9,713	4.87%
Taxable securities	160,004	872	2.22%	160,180	1,006	2.61%
Non-taxable securities	61,131	574	5.86%	57,610	524	6.02%
Interest-bearing deposits in other banks	136,374	87	0.26%	91,833	44	0.19%

Total interest-earning assets	1,211,151	11,315	3.90%	1,119,740	11,287	4.22%

Noninterest-earning assets:
Cash and due from financial institutions	74,735			38,834
Premises and equipment, net	16,909			17,107
Accrued interest receivable	3,889			3,934
Intangible assets	23,943			24,783
Other assets	9,281			9,945
Bank owned life insurance	19,190			18,642
Less allowance for loan losses	(16,689)			(20,154)

Total assets	$1,342,409			$1,212,831

Liabilities and Shareholders Equity:

Interest-bearing liabilities:
Demand and savings	$494,003	$90	0.08%	$485,617	$120	0.10%
Time	235,714	525	0.90%	258,239	640	1.01%
FHLB	37,723	324	3.48%	40,258	343	3.46%
Subordinated debentures	29,427	205	2.83%	29,427	190	2.62%
Repurchase agreements	23,942	6	0.10%	22,393	6	0.11%

Total interest-bearing liabilities	820,809	1,150	0.57%	835,934	1,299	0.63%

Noninterest-bearing deposits	393,353			258,139
Other liabilities	12,128			14,748
Shareholders’ equity	116,119			104,010

Total liabilities and shareholders’ equity	$1,342,409			$1,212,831

Net interest income and interest rate spread		$10,165	3.33%		$9,988	3.59%

Net interest margin			3.51%			3.75%

* – All yields and costs are presented on an annualized and tax equivalent basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2014 and 2013. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans	$509	$(440)	$69
Taxable securities	(1)	(133)	(134)
Nontaxable securities	34	16	50
Interest-bearing deposits in other banks	26	17	43

Total interest income	$568	$(540)	$28

Interest expense:
Demand and savings	$2	$(32)	$(30)
Time	(53)	(62)	(115)
FHLB	(22)	3	(19)
Subordinated debentures	—	15	15
Repurchase agreements	—	—	—

Total interest expense	$(73)	$(76)	$(149)

Net interest income	$641	$(464)	$177

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $750 for the three months ended March 31, 2014, compared to $500 for the same period in 2013. The increase in provision for loan losses in the first quarter of 2014 is related to the increased size of the loan portfolio compared to a year ago. Management believes the overall adequacy of the reserve for loan losses supported an increased provision, compared to March 31, 2013.

Noninterest income for the three months ended March 31, 2014 was $4,624, an increase of $1,409 or 43.8 percent from $3,215 for the same period of 2013. The primary reasons for the increase follow.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Service charge fee income for the period ended March 31, 2014 was $979, up $14 or 1.5 percent over the same period of 2013. The increase is primarily due to an increase in business service charges partially offset by a decrease in overdraft fees.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $185 or 30.7 percent during the first quarter of 2014 compared to the same period in 2013. The increase is related to a general increase in assets under management.

BOLI decreased $17 or 11.6 percent during the first quarter of 2014 compared to the same period in 2013. The decrease is due to lower yields received in the current year.

Gain on the sale of securities decreased $13 during the first quarter of 2014 compared to the same period of 2013. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on sale of loans decreased $96 during the first quarter of 2014 compared to the same period of 2013. The decrease is due to a decrease in volume of loans sold during the first quarter of 2014 as compared to the same period in 2013. Our mortgage banking business was adversely affected by weather in the first quarter of 2014.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $1,497 or 393.9 percent during the first quarter of 2014 compared to the same period in 2013. In 2014, the Company added vendors to its tax refund processing program. Additional volume for the first quarter of 2014, compared to the same period in 2013, was the main reason for the increase in revenue. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other noninterest income decreased $162 or 36.5 percent during the first quarter of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in capitalized mortgage servicing rights during the three months ended March 31, 2014 as compared to the same period of 2013.

Noninterest expense for the three months ended March 31, 2014 was $10,428, an increase of $220, from $10,208 reported for the same period of 2013. The primary reasons for the increase follow.

Salary and other employee costs were $5,726, up $221 or 4.0 percent as compared to the same period of 2013. These increases are mainly due to an increase in insurance costs and higher commission and incentive costs for the quarter ended March 31, 2014.

Contracted data processing costs were $285, up $23 or 8.8 percent compared to the same period in 2013 due to increases in cost of technology services.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

State franchise taxes decreased by $54 compared to the same period of 2013. Effective January 1, 2014, the State of Ohio’s corporate franchise tax was replaced with the financial institutions tax (FIT). The new tax is based on equity capital, whereas, the corporate franchise tax was based on net worth. In addition, the new law lowered tax rates.

Amortization expense decreased $10, or 4.7 percent from the same period of 2013, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were down by $24 during the quarter ended March 31, 2014 compared to the same period of 2013 due to a decrease in the assessment rates.

Net occupancy and equipment costs were $1,030, up $140 or 15.7 percent compared to the same period in 2013. The increase was primarily due to increased grounds maintenance attributable to harsher winter weather. In addition, equipment costs increased due to a policy change within the Company. Equipment purchases of $5 and under are now expensed rather than capitalized. During the first three months of 2013, equipment purchases of $1 and under were expensed.

ATM costs were $203, up $48 or 31.0 percent compared to the same period in 2013. The increase is due to an increase in vendor charges in 2014.

Marketing costs were $300, up $107 or 55.4 percent compared to the same period in 2013. The increase is due to efforts to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $391, down $90 or 18.7 percent compared to the same period in 2013. The decrease is mainly due to reduced legal and audit fees during the first three months of 2014 as compared to the same period in 2013.

Other operating expenses were $1,844, down $141 or 7.1 percent compared to the same period in 2013. This decrease was primarily due to SBA expense, provision for unfunded commitments and telephone expense. SBA expense decreased in the first quarter of 2014 due a decrease in loan sales as compared to the first quarter of 2013. The Company did not have a provision for unfunded commitments during the first quarter of 2014 as compared to the first quarter of 2013, resulting in lower other operating expenses. During the fourth quarter of 2013, the Company installed a new telephone system. As a result, the Company has reduced telephone expenses during the first quarter of 2014 as compared to the first quarter of 2013.

Income tax expense for the three months ended March 31, 2014 totaled $899, up $317 compared to the same period in 2013. The effective tax rates for the three-month periods ended March 31, 2014 and March 31, 2013 were 24.9% and 23.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $108,611 at March 31, 2014 compared to $128,376 at December 31, 2013. The decrease in shareholders’ equity resulted from net income of $2,712, a $28 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $1,315, which were more than offset by dividends on preferred stock and common stock of $655 and $308, respectively, and the redemption of Series A preferred stock of $22,857. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2014 and December 31, 2013 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios - March 31, 2014	14.7%	13.4%	8.6%
Corporation Ratios - December 31, 2013	17.1%	15.8%	11.6%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Company paid a cash dividend of $0.04 per common share on February 1, 2014. In 2013, the Company paid cash dividends of $0.03 per common share on February 1. The Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $267 at the time of redemption, which was completed on February 15, 2014. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $3,301, or 1.6 percent of the total security portfolio. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended March 31, 2014 was $5,897. This includes net income of $2,712 plus net adjustments of $3,185 to reconcile net earnings to net cash provided by operations. Cash provided by investing activities was $3,523 for the period ended March 31, 2014. Cash received from investing activities is primarily from maturing, called securities, sold securities, the redemption of FHLB stock and net loan repayments of $18,691, $15,013, $2,999 and $3,247, respectively. This increase in cash was offset by security purchases of $36,495. Cash provided from financing activities for the first three months of 2014 totaled $76,412. The increase of cash from financing activities is due to the net change in deposits. The net change in deposits was $102,345 for the first three months of 2014. Noninterest-bearing deposits increased $71,775 from year-end 2013, while interest-bearing deposits, including

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

savings and time deposits, increased $30,570 during the first three months of 2014. Cash of $22,857 was used to repurchase the Company’s Series A Preferred Stock during the first quarter of 2014. In addition, securities sold under agreements to repurchase decreased $2,104 and $963 was used to pay dividends. Cash and cash equivalents increased from $33,883 at December 31, 2013 to $119,715 at March 31, 2014.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $35,000. As of March 31, 2014, Citizens had total credit availability with the FHLB of $135,588, with a remaining borrowing capacity of approximately $74,571.

First Citizens Banc Corp

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest-rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure.

Interest-rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of interest-rate risk can pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest-rate risk at prudent levels is essential to the Company’s safety and soundness.

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest-rate risk and the organization’s quantitative level of exposure. When assessing the interest-rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest-rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company, adopted a Joint Agency Policy Statement on interest-rate risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest-rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk.

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

First Citizens Banc Corp

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

Several techniques may be used by an institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of the Company’s asset/liability gap, that is, the difference between the cash flow amounts of interest sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not currently intend to purchase such instruments in the near future. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Company.

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2013 and March 31, 2014, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2014 and December 31, 2013.

First Citizens Banc Corp

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had no significant derivative financial instruments or trading portfolio as of December 31, 2013 or March 31, 2014. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2014			December 31, 2013
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	167,047	17,929	12%	154,501	8,613	6%
+100bp	159,775	10,657	7%	151,871	5,983	4%
Base	149,118	—	—	145,888	—	—
-100bp	151,060	1,942	1%	160,141	14,253	10%

The change in net portfolio value from December 31, 2013 to March 31, 2014, can be attributed to two factors. The yield curve has seen a downward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the mix of assets and funding sources has changed. The mix of assets has shifted away from loans and securities toward cash, which leads to less volatility. The funding mix shifted from CDs and borrowed money to deposits, which tends to increase volatility. The shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase much more quickly than the fair value of liabilities.

First Citizens Banc Corp

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2014, were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

First Citizens Banc Corp

Other Information

Form 10-Q

Part II – Other Information

Item 1.	Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	May 9, 2014
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 9, 2014
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith