Form 10-Q
period 2014-06-30
FIRST CITIZENS BANC CORP /OH
filed 2014-08-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 7, 2014 - 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from financial institutions	$49,893	$33,883
Securities available for sale	197,680	199,613
Loans held for sale	2,168	438
Loans, net of allowance of $15,395 and $16,528	852,583	844,713
Other securities	12,548	15,424
Premises and equipment, net	15,483	16,927
Premises and equipment, held for sale	675	—
Accrued interest receivable	3,555	3,881
Goodwill	21,720	21,720
Other intangibles	1,890	2,293
Bank owned life insurance	19,400	19,145
Other assets	7,535	9,509

Total assets	$1,185,130	$1,167,546

LIABILITIES
Deposits
Noninterest-bearing	$258,699	$234,976
Interest-bearing	720,437	707,499

Total deposits	979,136	942,475
Federal Home Loan Bank advances	37,500	37,726
Securities sold under agreements to repurchase	17,881	20,053
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	7,281	9,489

Total liabilities	1,071,225	1,039,170

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series A Preferred shares, $1,000 liquidation preference, no shares issued June 30, 2014 and 23,184 shares issued December 31, 2013	—	23,184
Series B Preferred shares, $1,000 liquidation preference, 25,000 shares issued, net of issuance costs	23,132	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(7,300)	(10,823)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	943	(4,247)

Total shareholders’ equity	113,905	128,376

Total liabilities and shareholders’ equity	$1,185,130	$1,167,546

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$9,850	$9,537	$19,632	$19,250
Taxable securities	893	920	1,765	1,925
Tax-exempt securities	580	534	1,155	1,058
Federal funds sold and other	42	34	128	78

Total interest income	11,365	11,025	22,680	22,311

Interest expense
Deposits	573	699	1,188	1,459
Federal Home Loan Bank advances	327	346	651	690
Subordinated debentures	195	194	399	383
Other	4	5	10	11

Total interest expense	1,099	1,244	2,248	2,543

Net interest income	10,266	9,781	20,432	19,768
Provision for loan losses	750	300	1,500	800

Net interest income after provision for loan losses	9,516	9,481	18,932	18,968

Noninterest income
Service charges	1,027	1,066	2,006	2,032
Net gain on sale of securities	107	41	112	58
ATM fees	514	511	974	972
Trust fees	786	626	1,574	1,228
Bank owned life insurance	126	144	255	291
Tax refund processing fees	438	46	2,315	426
Item processing fees	70	64	129	125
Other	312	333	639	915

Total noninterest income	3,380	2,831	8,004	6,047

Noninterest expense
Salaries, wages and benefits	5,279	5,581	11,005	11,088
Net occupancy expense	573	553	1,262	1,164
Equipment expense	361	288	703	567
Contracted data processing	306	263	591	525
FDIC assessment	250	286	487	546
State franchise tax	230	300	440	564
Professional services	554	691	1,128	1,433
Amortization of intangible assets	201	212	403	424
ATM expense	200	161	403	316
Marketing	300	192	600	385
Other operating expenses	1,725	1,819	3,386	3,542

Total noninterest expense	9,979	10,346	20,408	20,554

Income before taxes	2,917	1,966	6,528	4,461
Income tax expense	677	309	1,577	891

Net Income	2,240	1,657	4,951	3,570
Preferred stock dividends and discount accretion	406	290	1,061	580

Net income available to common shareholders	$1,834	$1,367	$3,890	$2,990

Earnings per common share, basic	$0.24	$0.18	$0.50	$0.39

Earnings per common share, diluted	$0.21	$0.18	$0.43	$0.39

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$2,240	$1,657	$4,951	$3,570
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	1,807	(5,662)	3,802	(6,286)
Tax effect	(614)	1,925	(1,292)	2,137
Reclassification adjustment for gain recognized in income	(107)	(41)	(112)	(58)
Tax effect	36	14	38	20
Pension liability adjustment	4,128	180	4,171	338
Tax effect	(1,403)	(61)	(1,417)	(115)

Total other comprehensive income (loss)	3,847	(3,645)	5,190	(3,964)

Comprehensive income (loss)	$6,087	$(1,988)	$10,141	$(394)

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Shares		Common Shares
	Outstanding Shares	Amount	Outstanding Shares	Amount	Accumulated Deficit	Treasury Shares
Balance, January 1, 2014	48,184	$46,316	7,707,917	$114,365	$(10,823)	$(17,235)	$(4,247)	$128,376
Net Income	—	—	—	—	4,951	—	—	4,951
Other comprehensive income	—	—	—	—	—	—	5,190	5,190
Redemption of Series A preferred shares	(23,184)	(23,184)	—	—	327	—	—	(22,857)
Cash dividends ($.09 per share)	—	—	—	—	(694)	—	—	(694)
Preferred share dividend	—	—	—	—	(1,061)	—	—	(1,061)

Balance, June 30, 2014	25,000	$23,132	7,707,917	$114,365	$(7,300)	$(17,235)	$943	$113,905

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Net cash from operating activities	$7,990	$7,926

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	29,329	32,277
Purchases of securities, available-for-sale	(42,453)	(43,116)
Sale of securities available for sale	18,088	7,758
Redemption of Federal Reserve stock	—	27
Redemption of Federal Home Loan Bank stock	3,009	—
Purchases of FRB stock	(133)	—
Net loan repayments (originations)	(7,361)	4,160
Purchases of consumer loans	(2,159)	—
Proceeds from sale of other real estate owned properties	95	370
Proceeds from sale of premises and equipment	181	118
Purchases of premises and equipment	(227)	(429)
Net cash provided by (used for) investing activities	(1,631)	1,165

Cash flows from financing activities:
Repayment of FHLB advances	(226)	(17)
Increase in deposits	36,661	11,816
Decrease in securities sold under repurchase agreements	(2,172)	(3,798)
Repayment of series A preferred stock	(22,857)	—
Cash dividends paid on common shares and preferred shares	(1,755)	(1,119)
Net cash provided by financing activities	9,651	6,882
Increase in cash and due from financial institutions	16,010	15,973
Cash and due from financial institutions at beginning of period	33,883	46,131

Cash and due from financial institutions at end of period	$49,893	$62,104

Cash paid during the period for:
Interest	$2,269	$2,559
Income taxes	$750	$1,010
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$195	$187
Transfer of premises to held-for-sale	$675	$—

See notes to interim unaudited consolidated financial statements

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of First Citizens Banc Corp (FCBC) and its wholly-owned subsidiaries: The Citizens Banking Company (Citizens), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Citizens and holds intercompany debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Citizens and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2014 and its results of operations and changes in cash flows for the periods ended June 30, 2014 and 2013 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2013 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Citizens has one concentration to lessors of residential buildings and dwellings totaling $100,376 million or 11.6 percent of total loans as of June 30, 2014. This portfolio predominantly consists of commercial loans financing multi-family real estate. This segment of the portfolio is stable and has been conservatively underwritten, monitored and managed by experienced commercial lenders. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold.

First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2014. Water St. revenue was less than 1.0% of total revenue through June 30, 2014. Management considers the Company to operate primarily in one reportable segment, banking.

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

Derivative Instruments and Hedging Activities: The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Treasury securities and obligations of U.S. government agencies	$45,373	$144	$(267)	$45,250
Obligations of states and political subdivisions	81,317	3,855	(568)	84,604
Mortgage-backed securities in government sponsored entities	66,300	1,202	(183)	67,319

Total debt securities	192,990	5,201	(1,018)	197,173
Equity securities in financial institutions	481	26	—	507

Total	$193,471	$5,227	$(1,018)	$197,680

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Treasury securities and obligations of U.S. government agencies	$52,229	$95	$(764)	$51,560
Obligations of states and political subdivisions	79,975	2,327	(1,677)	80,625
Mortgage-backed securities in government sponsored entities	66,409	1,127	(557)	66,979

Total debt securities	198,613	3,549	(2,998)	199,164
Equity securities in financial institutions	481	—	(32)	449

Total	$199,094	$3,549	$(3,030)	$199,613

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at June 30, 2014, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$295	$297
Due after one year through five years	25,614	25,649
Due after five years through ten years	38,867	40,087
Due after ten years	61,914	63,821
Mortgage-backed securities	66,300	67,319
Equity securities	481	507

Total securities available for sale	$193,471	$197,680

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sale proceeds	$3,075	$7,242	$18,088	$7,758
Gross realized gains	107	130	112	144
Gross realized losses	—	89	—	89
Gains from securities called or settled by the issuer	—	—	—	3

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $149,589 and $147,625 as of June 30, 2014 and December 31, 2013, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2014 and December 31, 2013 not recognized in income, aggregated by investment category and the length of time which the individual securities have been in a loss position, are as follows:

June 30, 2014	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$4,004	$(33)	$20,352	$(234)	$24,356	$(267)
Obligations of states and political subdivisions	6,147	(269)	11,665	(299)	17,812	(568)
Mortgage-backed securities in gov’t sponsored entities	3,834	(14)	15,593	(169)	19,427	(183)

Total temporarily impaired	$13,985	$(316)	$47,610	$(702)	$61,595	$(1,018)

December 31, 2013	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$30,800	$(764)	$—	$—	$30,800	$(764)
Obligations of states and political subdivisions	28,428	(1,556)	968	(121)	29,396	(1,677)
Mortgage-backed securities in gov’t sponsored entities	32,557	(553)	279	(4)	32,836	(557)
Equity securities in financial institutions	449	(32)	—	—	449	(32)

Total temporarily impaired	$92,234	$(2,905)	$1,247	$(125)	$93,481	$(3,030)

At June 30, 2014 there were fifty securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30,	December 31,
	2014	2013
Commercial and agriculture	$107,769	$115,875
Commercial real estate	441,263	443,846
Residential real estate	254,672	250,691
Real estate construction	51,243	39,964
Consumer and other	13,031	10,865
Total loans	867,978	861,241
Allowance for loan losses	(15,395)	(16,528)
Net loans	$852,583	$844,713

Included in total loans above are deferred loan fees of $319 at June 30, 2014 and $365 at December 31, 2013.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $15,395 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2014. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the six months ended June 30, 2014 and 2013.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$2,841	$7,559	$5,224	$184	$214	$506	$16,528
Charge-offs	(313)	(1,574)	(1,054)	—	(43)	—	(2,984)
Recoveries	95	99	121	3	33	—	351
Provision	(556)	1,904	148	100	(8)	(88)	1,500

Ending Balance	$2,067	$7,988	$4,439	$287	$196	$418	$15,395

For the six months ended June 30, 2014, the allowance for Commercial & Agriculture loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate loans was the result of large charge offs, which led to increased general reserves due to an increase in loss rate. The net result of these changes was represented as an increase in the provision. The allowance for Residential Real Estate loans decreased during the period due to charge-offs of loans that had a specific reserve previously applied, a reduction in total loans past due and a reduction in nonaccrual loans. The net result of these changes was represented as a decrease in the provision. The loss rate on Consumer loans decreased for the six months ended June 30, 2014 and is reflected in a negative provision. Overall, we have seen continued improvement in asset quality, leading to a small decrease in unallocated reserves.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2013
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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the six months ended June 30, 2013, the allowance for Commercial and Agriculture loans increased primarily as a result of reserves on specific loans. There was also an increase related to increased loan balances. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The allowance for Residential Real Estate loans decreased as a result of charged-off loans for which there had previously been a specific reserve. The allowance for Real Estate Construction loans was reduced as a result of changes to specific reserves required and the historical charge-offs for this type. The result of these changes was represented as a decrease in the provision. The allowance for Consumer loans was reduced as a result of changes to the historical charge-offs for this type. While we saw improvement in asset quality during the period, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$2,607	$7,997	$5,050	$295	$239	$579	$16,767
Charge-offs	(84)	(1,500)	(737)	—	(11)	—	(2,332)
Recoveries	37	82	72	2	17	—	210
Provision	(493)	1,409	54	(10)	(49)	(161)	750

Ending Balance	$2,067	$7,988	$4,439	$287	$196	$418	$15,395

For the three months ended June 30, 2014, the allowance for Commercial and Agriculture loans decreased both as a result of decreased reserves on specific loans and a decrease in the loss rate. The result of these changes was represented as a decrease in the provision. The allowance for Commercial Real Estate loans was reduced by charge-offs, which was partially offset by an increase in the loss rate. The impact of these two changes was nearly equal and offsetting. The allowance for Residential Real Estate loans was reduced as a result of charge offs, a reduction in total loans past due and a reduction in nonaccrual loans, partially offset by changes related to increased volume. The net result of these changes was represented as a decrease in the provision. We have seen continued improvement in asset quality, leading to a small decrease in unallocated reserves.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$2,937	$9,924	$5,414	$314	$225	$896	$19,710
Charge-offs	(92)	(319)	(534)	—	(40)	—	(985)
Recoveries	21	133	145	54	27	—	380
Provision	909	(582)	144	(184)	(63)	76	300

Ending Balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405

For the three months ended June 30, 2013, the allowance for Commercial and Agriculture loans increased both as a result of increased reserves on specific loans and reserves related to increased loan balances. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The allowance for Real Estate Construction loans was reduced as a result of changes to specific reserves required and the historical charge-offs for this type. The allowance for Consumer loans was reduced as a result of changes to the historical charge-offs for this type. The result of these changes for each loan type was represented as a decrease in the provision. While we saw improvement in asset quality during the period, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$769	$175	$377	$—	$—	$—	$1,321
Ending balance:
Collectively evaluated for impairment	$1,298	$7,813	$4,062	$287	$196	$418	$14,074

Ending Balance	$2,067	$7,988	$4,439	$287	$196	$418	$15,395

Loan balances outstanding:
Ending balance:
Individually evaluated for impairment	$3,339	$8,840	$3,445	$—	$6		$15,630
Ending balance:
Collectively evaluated for impairment	$104,430	$432,423	$251,227	$51,243	$13,025		$852,348

Ending Balance	$107,769	$441,263	$254,672	$51,243	$13,031		$867,978

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the periods ended June 30, 2014 and December 31, 2013. The remaining loans in Residential Real Estate, Real Estate Construction and Consumer and Other loans that are not assigned a risk grade are presented in a separate table below. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Generally, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
June 30, 2014
Pass	$98,393	$409,690	$93,980	$47,389	$4,081	$653,533
Special Mention	3,747	15,509	899	20	—	20,175
Substandard	5,629	16,064	9,843	8	75	31,619
Doubtful	—	—	—	—	—	—

Ending Balance	$107,769	$441,263	$104,722	$47,417	$4,156	$705,327

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2013
Pass	$107,923	$415,938	$98,700	$35,495	$2,252	$660,308
Special Mention	2,038	9,145	986	21	—	12,190
Substandard	5,914	18,763	8,175	—	70	32,922
Doubtful	—	—	2,349	—	—	2,349

Ending Balance	$115,875	$443,846	$110,210	$35,516	$2,322	$707,769

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2014 and December 31, 2013 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans may also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
June 30, 2014
Performing	$149,950	$3,826	$8,875	$162,651
Nonperforming	—	—	—	—

Total	$149,950	$3,826	$8,875	$162,651

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2013
Performing	$140,481	$4,448	$8,543	$153,472
Nonperforming	—	—	—	—

Total	$140,481	$4,448	$8,543	$153,472

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2014 and December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
June 30, 2014
Commercial & Agriculture	$74	$—	$220	$294	$107,475	$107,769	$—
Commercial Real Estate	977	53	1,570	2,600	438,663	441,263	—
Residential Real Estate	680	1,405	4,107	6,192	248,480	254,672	—
Real Estate Construction	620	8	—	628	50,615	51,243	—
Consumer and Other	31	21	28	80	12,951	13,031	—

Total	$2,382	$1,487	$5,925	$9,794	$858,184	$867,978	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
December 31, 2013
Commercial & Agriculture	$105	$—	$443	$548	$115,327	$115,875	$—
Commercial Real Estate	655	201	2,098	2,954	440,892	443,846	—
Residential Real Estate	3,140	1,084	5,531	9,755	240,936	250,691	—
Real Estate Construction	—	—	—	—	39,964	39,964	—
Consumer and Other	170	20	—	190	10,675	10,865	—

Total	$4,070	$1,305	$8,072	$13,447	$847,794	$861,241	$—

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. Loans that are not delinquent 90 days or more may still be considered for nonaccrual status if management has recognized one or more weaknesses in a loan that indicate the Company may not be assured of collecting all principal and interest contractually due under terms of the loan. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Commercial & Agriculture	$1,187	$1,590
Commercial Real Estate	8,468	9,609
Residential Real Estate	7,898	9,210
Real Estate Construction	—	—
Consumer and Other	59	50

Total	$17,612	$20,459

Loan modifications that are considered TDRs completed during the six-month periods ended June 30, 2014 and June 30, 2013 were as follows:

	For the Six-Month Period Ended June 30, 2014			For the Six-Month Period Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	125	125
Residential Real Estate	2	149	149	—	—	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	2	$149	$149	1	$125	$125

There were no loan modifications that are considered TDRs completed during the quarters ended June 30, 2014 and June 30, 2013.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. At June 30, 2014, TDRs accounted for $465 of the allowance for loan losses.

During the six-month period ended June 30, 2014, there were no defaults, on loans which were modified and considered TDRs during the twelve months previous to the six-month period ended June 30, 2014.

During the six-month period ended June 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the six-month period ended June 30, 2013.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three-month period ended June 30, 2014, there were no defaults, on loans which were modified and considered TDRs during the twelve months previous to the three-month period ended June 30, 2014.

During the three-month period ended June 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the three-month period ended June 30, 2013.

Impaired Loans: Larger Commercial loans and Commercial Real Estate loans or lending relationships at or above $350,000, many of which are 60 days or more past due, are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Additionally, if a Residential Real Estate loan or Consumer loan is part of a relationship with a Commercial loan or Commercial Real Estate loan that is impaired, then the Residential Real Estate loan or Consumer loan is considered impaired as well.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$1,380	$1,504	$—	$1,525	$1,657	$—
Commercial Real Estate	6,419	7,784	—	5,983	6,214	—
Residential Real Estate	1,579	2,752	—	1,202	2,263	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	6	6	—	8	8	—

Total	9,384	12,046	—	8,718	10,142	—

With an allowance recorded:
Commercial & Agriculture	1,959	2,062	769	2,344	2,437	1,262
Commercial Real Estate	2,421	2,722	175	4,192	4,496	445
Residential Real Estate	1,866	3,808	377	2,803	4,021	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total	6,246	8,592	1,321	9,339	10,954	2,509

Total:
Commercial & Agriculture	3,339	3,566	769	3,869	4,094	1,262
Commercial Real Estate	8,840	10,506	175	10,175	10,710	445
Residential Real Estate	3,445	6,560	377	4,005	6,284	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	6	6	—	8	8	—

Total	$15,630	$20,638	$1,321	$18,057	$21,096	$2,509

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three and six-month periods ended June 30, 2014 and 2013.

	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the six months ended:
Commercial & Agriculture	$3,986	$79	$5,178	$131
Commercial Real Estate	10,034	222	13,292	409
Residential Real Estate	3,628	146	5,794	269
Real Estate Construction	—	—	503	11
Consumer and Other	7	—	40	—

Total	$17,655	$447	$24,807	$820

	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the three months ended:
Commercial & Agriculture	$4,045	$14	$5,125	$63
Commercial Real Estate	9,907	75	12,855	204
Residential Real Estate	3,495	54	5,671	126
Real Estate Construction	—	—	483	6
Consumer and Other	7	—	31	—

Total	$17,454	$143	$24,165	$399

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2014 and 2013:

	For the Six-Month Period Ended June 30, 2014			For the Six-Month Period Ended June 30, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$341	$(4,588)	$(4,247)	$5,849	$(7,496)	$(1,647)
Other comprehensive income (loss) before reclassifications	2,510	2,666	5,176	(4,149)	—	(4,149)
Amounts reclassified from accumulated other comprehensive loss	(74)	88	14	(38)	223	185
Net current-period other comprehensive income (loss)	2,436	2,754	5,190	(4,187)	223	(3,964)

Ending balance	$2,777	$(1,834)	$943	$1,662	$(7,273)	$(5,611)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2014 and 2013:

	Amout Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the six months ended June 30, 2014		For the six months ended June 30, 2013		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$112		$58		Net gain on sale of securities
Tax effect	(38)		(20)		Income tax expense
	74		38		Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses)	(132	)(b)	(338	)(b)	Salaries, wages and benefits
Tax effect	44		115		Income tax expense

	(88)		(223)		Net of tax
Total reclassifications for the period	$(14)		$(185)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month periods ended June 30, 2014 and 2013:

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2014			June 30, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$1,655	$(4,559)	$(2,904)	$5,426	$(7,392)	$(1,966)
Other comprehensive income (loss) before reclassifications	1,193	2,666	3,859	(3,737)	—	(3,737)
Amounts reclassified from accumulated other comprehensive loss	(71)	59	(12)	(27)	119	92
Net current-period other comprehensive income (loss)	1,122	2,725	3,847	(3,764)	119	(3,645)

Ending balance	$2,777	$(1,834)	$943	$1,662	$(7,273)	$(5,611)

Amounts in parentheses indicate debits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended June 30, 2014 and 2013:

	Amout Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the three months ended June 30, 2014		For the three months ended June 30, 2013		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$107		$41		Net gain on sale of securities
Tax effect	(36)		(14)		Income tax expense
	71		27		Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses)	(89	)(b)	(180	)(b)	Salaries, wages and benefits
Tax effect	30		61		Income tax expense

	(59)		(119)		Net of tax

Total reclassifications for the period	$12		$(92)		Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive (income) loss components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Earnings per Common Share

Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, computed using the treasury stock method and the impact of the Company’s convertible preferred shares using the “if converted” method.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic
Net income	$2,240	$1,657	$4,951	$3,570
Preferred stock dividends and discount accretion	406	290	1,061	580

Net income available to common shareholders—basic	$1,834	$1,367	$3,890	$2,990

Weighted average common shares outstanding	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.24	$0.18	$0.50	$0.39

Diluted
Net income available to common shareholders—basic	$1,834	$1,367	$3,890	$2,990
Preferred stock dividends on convertible preferred stock	406	—	795	—

Net income available to common shareholders—diluted	$2,240	$1,367	$4,685	$2,990

Weighted average common shares outstanding for basic earnings per common share	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of convertible preferred shares	3,196,931	—	3,196,931	—

Average shares and dilutive potential common shares outstanding	10,904,848	7,707,917	10,904,848	7,707,917

Diluted earnings per common share	$0.21	$0.18	$0.43	$0.39

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three- and six-month periods ended June 30, 2013 because they were anti-dilutive. There were no stock options outstanding during the three- and six-month periods ended June 30, 2014.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three- and six-month period ended June 30, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred shares. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share. Additionally, the dividends paid on the convertible preferred shares are added back to the numerator under this method.

(8) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2014 and December 31, 2013:

	Contract Amount
	June 30, 2014		December 31, 2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$12,918	$175,894	$11,866	$151,332
Overdraft protection	9	21,884	18	21,084
Letters of credit	200	1,022	200	2,411

	$13,127	$198,800	$12,084	$174,827

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 11.75% at June 30, 2014 and 3.05% to 13.75% at December 31, 2013, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $4,207 on June 30, 2014 and $2,959 on December 31, 2013.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 20 1⁄2, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. In 2006, the Company amended the pension plan to provide that no employee could be added as a participant to the pension plan after December 31, 2006. In 2014 the Company amended the pension plan again to provide that no additional benefits would accrue beyond April 30, 2014. This curtailment resulted in a reduction to the projected benefit obligation of $4,039. Also, the curtailment resulted in an increase in accumulated other comprehensive income (loss) of $2,666.

Net periodic pension expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$94	$310	$170	$583
Interest cost	201	228	381	428
Expected return on plan assets	(312)	(249)	(592)	(468)
Other components	89	180	132	338

Net periodic pension cost	$72	$469	$91	$881

The total amount of contributions expected to be paid by the Company in 2014 is $765, compared to $4,900 in 2013. The 2013 contribution included $3,000 related to settlements of several retirements.

(10) Stock Options

The Company’s 2000 Stock Option and Stock Appreciation Rights Plan (“2000 Stock Option Plan”) authorized the Company to grant options to buy up to an aggregate of 225,000 common shares of the Company to directors, officers and employees of the Company. The exercise price of stock options granted under the 2000 Stock Option Plan was based on the market price of the Company’s common shares at the date of grant, the maximum option term was ten years, and options normally vested after three years. The Stock Option Plan expired in 2010, and no further stock options or other awards may be granted by the Company under the 2000 Stock Option Plan. Additionally, all options outstanding under the plan expired on April 12, 2013.

At the Company’s annual meeting of shareholders held on April 15, 2014, the shareholders of the Company approved the First Citizens Banc Corp 2014 Incentive Plan (“2014 Incentive Plan” and together with the 2000 Stock Option Plan, the “Plans”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. No options or awards have been granted under the 2014 Incentive Plan.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

A summary of the activity in the Plans is as follows:

Six months ended June 30, 2013 Total options outstanding
	Shares	Weighted Average Price Per Share
Outstanding at beginning of year	10,000	$35.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(10,000)	(35.00)

Options outstanding, end of period	—	$—

Options exercisable, end of period	—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of June 30, 2013, there were no options that had intrinsic value.

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2014 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$45,250	$—
Obligations of states and political subdivisions	—	84,604	—
Mortgage-backed securities in government sponsored entities	—	67,319	—
Equity securities in financial institutions	—	507	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$14,309
Other real estate owned	—	—	282

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
June 30, 2014
Impaired loans	$14,309	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Discount rates	3.8% - 8.3%
Other real estate owned	$282	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
December 31, 2013
Impaired loans	$15,548	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%
			Holding period	0 - 30 months
		Discounted cash flows	Discount rates	2% - 8.5%
Other real estate owned	$173	Appraisal of collateral	Appraisal adjustments	10% - 30%
			Liquidation expense	0% - 10%

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets:
Cash and due from financial institutions	$49,893	$49,893	$49,893	$—	$—
Securities available for sale	197,680	197,680	—	197,680	—
Other securities	12,548	12,548	12,548	—	—
Loans, held for sale	2,168	2,168	2,168	—	—
Premises held for sale	675	675	675	—	—
Loans, net of allowance for loan losses	852,583	867,279	—	—	867,279
Bank owned life insurance	19,400	19,400	19,400	—	—
Accrued interest receivable	3,555	3,555	3,555	—	—
Financial Liabilities:
Nonmaturing deposits	757,700	757,700	757,700	—	—
Time deposits	221,436	222,770	—	—	222,770
Federal Home Loan Bank advances	37,500	37,811	—	—	37,811
Securities sold under agreement to repurchase	17,881	17,881	17,881	—	—
Subordinated debentures	29,427	23,401	—	—	23,401
Accrued interest payable	135	135	135	—	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets:
Cash and due from financial institutions	$33,883	$33,883	$33,883	$—	$—
Securities available for sale	199,613	199,613	—	199,613	—
Other securities	15,424	15,424	15,424	—	—
Loans, held for sale	438	438	438	—	—
Loans, net of allowance for loan losses	844,713	861,252	—	—	861,252
Bank owned life insurance	19,145	19,145	19,145	—	—
Accrued interest receivable	3,881	3,881	3,881	—	—
Financial Liabilities:
Nonmaturing deposits	706,126	706,126	706,126	—	—
Time deposits	236,349	237,837	—	—	237,837
Federal Home Loan Bank advances	37,726	38,767	—	—	38,767
Securities sold under agreement to repurchase	20,053	20,053	20,053	—	—
Subordinated debentures	29,427	20,605	—	—	20,605
Accrued interest payable	156	156	156	—	—

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

Federal Home Loan Bank (“FHLB”) advances: Rates available to the Company for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of borrowed funds.

Subordinated debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows of the underlying debt agreements. The discount rate is estimated using the current rate for the borrowing from the FHLB with the most similar terms.

Premises held for sale: The fair value of premises held for sale is based upon independent appraisals.

(12) Preferred Shares

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

Using proceeds from the sale of the depositary shares, the Company redeemed all of the Series A Preferred Shares for an aggregate purchase price of $22,857, which redemption was completed as of February 15, 2014.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2014 compared to December 31, 2013, and the consolidated results of operations for the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at June 30, 2014 were $1,185,130 compared to $1,167,546 at December 31, 2013, an increase of $17,584, or 1.5 percent. The increase in total assets was mainly attributable to an increase in cash and due from banks, loans held for sale and loans, partially offset by a decrease in securities available-for-sale and other securities. Total liabilities at June 30, 2014 were $1,071,225 compared to $1,039,170 at December 31, 2013, an increase of $32,055, or 3.1 percent. The increase in total liabilities was mainly attributable to an increase in total deposits offset by a decrease in securities sold under agreements to repurchase.

Net loans have increased $7,870 or 0.9 percent since December 31, 2013. The Residential Real Estate, Real Estate Construction and Consumer and other loan portfolios increased $3,981, $11,279 and $2,166, respectively, since December 31, 2013, while the commercial and agricultural and commercial real estate loan portfolios decreased $8,106 and $2,583, respectively. The current increase in residential real estate loans is mainly the result of adjustable rate portfolio jumbo loans to physicians and others, mostly in our urban markets. In general, the company originates and sells the majority of its mortgage loans in the secondary market. The current increase in real estate construction loans is mainly due to an increase in the demand for commercial real estate construction loans and advances on existing commercial real estate construction loans in the Columbus and Akron markets, which we serve. The current increase in consumer and other loans is mainly the result of pooled dealer loan purchases. The current decrease in commercial and agricultural loans is the result of the pay down of loan balances on agricultural loans. The current decrease in commercial real estate loans is the result of the pay-down or pay-off of loan balances.

Loans held for sale have increased $1,730 or 395.0 percent since December 31, 2013. At June 30, 2014, the net loan to deposit ratio was 87.1 percent compared to 89.6 percent at December 31, 2013. This ratio has declined in 2014 due to the increase in deposits.

For the six months of operations in 2014, $1,500 was placed into the allowance for loan losses from earnings, compared to $800 in the same period of 2013. While net charge-offs have increased, the increase in provision for loan losses in the first six months of 2014 is primarily related to the increased size of the loan portfolio compared to a year ago. Net charge-offs have increased to $2,633, compared to $1,137 in 2013. The allowance for loan losses as a percent of total loans was 1.77 percent at June 30, 2014 and 1.92 percent at December 31, 2013. For the first six months of 2014, the Company has charged off sixty-one loans. Thirty-eight Real Estate Mortgage loans totaling $933 net of recoveries, nine Commercial Real Estate loans totaling $1,475 net of recoveries, six Commercial and Agriculture loans totaling $218 net of recoveries and zero real estate construction loans totaling ($3) net of recoveries were charged off in the first six months of the year. In addition, eight Consumer and Other loans totaling $10, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $2,847 which was solely due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

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

The available for sale security portfolio decreased by $1,933, from $199,613 at December 31, 2013 to $197,680 at June 30, 2014. The decrease is mainly the result of the Company not reinvesting proceeds from maturing securities, rather deploying the proceeds in loan growth. As of June 30, 2014, the Company was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $255 from December 31, 2013 to June 30, 2014 due to increases in the cash surrender value of the underlying insurance policies.

Office premises and equipment, net, have decreased $769 from December 31, 2013 to June 30, 2014, as a result of depreciation of $728 and disposals of $181, offset by new purchases of $227. Office premises and equipment, net, held for sale totaled $675 at June 30, 2014. These fixed assets are to be sold in 2014. In addition, office premises and equipment, net, having a value of $135 were transferred to other assets. These assets will be donated during the third quarter of 2014.

Total deposits at June 30, 2014 increased $36,661 from year-end 2013. Noninterest-bearing deposits increased $23,723 from year-end 2013, while interest-bearing deposits, including savings and time deposits, increased $12,938 from December 31, 2013. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to increases in savings accounts, including money markets and interest-bearing demand accounts offset by decreases in time certificates, brokered deposits and individual retirement accounts (IRA). Savings accounts increased $10,596 from year-end 2013, which included increases of $4,378 in statement savings and $5,887 in money market savings. Interest-bearing demand deposits increased $17,255 from year end 2013, which included an increases of $19,959 in interest-bearing public funds and $3,622 in interest-bearing checking accounts offset by a decrease of $6,483 in NOW accounts. Time certificates, brokered deposits and IRAs decreased $10,314, $8,139 and $1,959, respectively, from year end 2013. This decrease was offset by an increase in CDARS accounts of $5,499. The year-to-date average balance of total deposits increased $90,911 compared to the average balance of the same period in 2013. The increase in average balance is due to increases of $97,205 in demand deposit accounts and $16,747 in interest- bearing demand and savings accounts, offset by decreases of $23,041 in time deposits.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances decreased $226 from year-end 2013. The Company had a FHLB advance mature during the six months ended June 30, 2014. The advance matured on June 1, 2014, in the amount of $211. This advance had terms of one hundred twenty months with a fixed rate of 4.85%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $2,172 from December 31, 2013 to June 30, 2014.

Accrued expenses and other liabilities decreased $2,208 from December 31, 2013 to June 30, 2014. The decrease is primarily the result of a curtailment made to the Company’s pension plan resulting in a reduction to the projected benefit obligation of $4,039. This decrease was offset by an increase in the Company’s swap liability. In addition, accrued expenses have increased since December 31, 2013.

Shareholders’ equity at June 30, 2014 was $113,905, or 9.6 percent of total assets, compared to $128,376, or 11.0 percent of total assets, at December 31, 2013. The decrease in shareholders’ equity resulted from dividends on preferred shares and common shares of $1,061 and $694, respectively, and the redemption of Series A preferred shares of $22,857, offset by net income of $4,951, a decrease in the Company’s pension liability, net of tax, of $2,754, an increase in the fair value of securities available for sale, net of tax, of $2,436. Total outstanding common shares at June 30, 2014 and December 31, 2013 were 7,707,917.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Six Months Ended June 30, 2014 and 2013

The Company had net income of $4,951 for the six months ended June 30, 2014, an increase of $1,381 from net income of $3,570 for the same six months of 2013. Basic earnings per common share were $0.50 for the six months ended June 30, 2014, compared to $0.39 for the same period in 2013. Diluted earnings per common share were $0.43 for the six months ended June 30, 2014, compared to $0.39 for the same period in 2013. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2014 was $20,432, an increase of $664 from $19,768 in the same six months of 2013. The Company’s net interest margin for the six months ended June 30, 2014 and 2013 was 3.63% and 3.75%, respectively. Total interest income for the six months ended June 30, 2014 was $22,680, an increase of $369 from $22,311 in the same three months of 2013. Average earning assets increased 6.3 percent during the six months ended June 30, 2014 as compared to the same period in 2013. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first six months of 2014 increased 5.7 percent, 6.3 percent and 35.1 percent, respectively, compared to the first six months of last year. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows from this program leads to large, but temporary, increases in cash on deposit. Although the program was in place during the first six months of 2013, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically in 2014. The yield on earning assets decreased 20 basis points for the first six months of 2014 compared to the first six months of last year. The yield on loans, taxable securities and non-taxable securities decreased 17 basis points, 15 basis points and 13 basis points, respectively, compared to the first six months of 2013. These factors combined resulted in a modest increase in total interest income for the first six months of 2014. Total interest expense for the six months ended June 30, 2014 was $2,248, a decrease of $295 from $2,543 in the same six months of 2013. Interest expense on time deposits decreased $237 or 19.1 percent in the first six months of 2014 compared to the same period in 2013. Average time deposits for the first six months of 2014 decreased 9.1 percent compared to the first six months of 2013. The interest rate paid on time deposits during the first six months of 2014 also decreased by 11 basis points as compared to the same period in 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2014 and 2013. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2014			2013
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$857,765	$19,632	4.62%	$811,761	$19,250	4.79%
Taxable securities	155,487	1,765	2.31%	161,225	1,925	2.46%
Non-taxable securities	61,512	1,155	5.87%	57,861	1,058	6.00%
Interest-bearing deposits in other banks	96,719	128	0.27%	71,609	78	0.22%

Total interest-earning assets	$1,171,483	22,680	4.02%	$1,102,456	22,311	4.22%

Noninterest-earning assets:
Cash and due from financial institutions	50,117			26,809
Premises and equipment, net	16,638			17,042
Accrued interest receivable	4,112			4,165
Intangible assets	23,841			24,677
Other assets	8,554			9,300
Bank owned life insurance	19,255			18,716
Less allowance for loan losses	(16,479)			(19,943)

Total Assets	$1,277,521			$1,183,222

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$499,948	$185	0.08%	$483,201	$219	0.09%
Time	230,419	1,003	0.88%	253,460	1,240	0.99%
FHLB	37,686	651	3.48%	40,254	689	3.45%
Subordinated debentures	29,427	399	2.73%	29,427	384	2.63%
Repurchase Agreements	20,246	10	0.10%	20,781	11	0.11%

Total interest-bearing liabilities	$817,726	2,248	0.55%	$827,123	2,543	0.62%

Noninterest-bearing deposits	335,492			238,287
Other liabilities	11,322			13,349
Shareholders’ Equity	112,981			104,463

Total Liabilities and Shareholders’ Equity	$1,277,521			$1,183,222

Net interest income and interest rate spread		$20,432	3.47%		$19,768	3.60%
Net interest margin			3.63%			3.75%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2014 and 2013. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,067	$(685)	$382
Taxable securities	(69)	(91)	(160)
Nontaxable securities	71	26	97
Interest-bearing deposits in other banks	31	19	50

Total interest income	$1,100	$(731)	$369

Interest expense:
Demand and savings	7	(41)	(34)
Time	(107)	(130)	(237)
FHLB	(44)	6	(38)
Subordinated debentures	—	15	15
Repurchase agreements	—	(1)	(1)

Total interest expense	$(144)	$(151)	$(295)

Net interest income	$1,244	$(580)	$664

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provision for loan losses totaled $1,500 for the six months ended June 30, 2014, compared to $800 for the same period in 2013. The increase in provision for loan losses in the first six months of 2014 is related to the increased size of the loan portfolio compared to a year ago. Management believes the overall adequacy of the reserve for loan losses supported an increased provision, compared to June 30, 2013.

Noninterest income for the six months ended June 30, 2014 was $8,004, an increase of $1,957 or 32.4 percent from $6,047 for the same period of 2013. The primary reasons for the increase follow.

Service charge fee income for the period ended June 30, 2014 was $2,006, down $26 or 1.3 percent over the same period of 2013. The decrease is primarily due to a decrease in overdraft fees partially offset by an increase in business service charges.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $346 or 28.2 percent during the first six months of 2014 compared to the same period in 2013. The increase in wealth management revenue is due to both an increase in asset valuations as well as an increase in accounts. These factors were offset by a $ 46.4 million decrease in assets related to out-of-area accounts inherited from a previous acquisition. First Citizens made the decision to better focus our efforts on local accounts and began the process of moving these accounts out of the Bank. From the end of 2013, assets under management decreased by 1.2%, to $462.7 million. The out-of-area accounts were lower yielding accounts and the lost revenue was more than offset by increased revenue related to other assets under management.

BOLI decreased $36 or 12.4 percent during the first six months of 2014 compared to the same period in 2013. The decrease is due to lower yields received in the current year.

Gain on the sale of securities increased $54 during the first six months of 2014 compared to the same period of 2013. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $1,889 or 443.4 percent during the first six months of 2014 compared to the same period in 2013. In 2014, the Company added vendors to its tax refund processing program. Additional volume for the first six months of 2014, compared to the same period in 2013, was the main reason for the increase in revenue. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other noninterest income decreased $276 or 30.2 percent during the first six months of 2014 compared to the same period in 2013. The decrease is due to a decrease in volume of loans sold during the first six months of 2014 as compared to the same period in 2013. Our mortgage banking business was adversely affected by weather in the first quarter of 2014. In addition, gain on the sale of OREO property and gain on the sale of fixed assets have decreased during the first six months of 2014 as compared to the same period of 2013.

Noninterest expense for the six months ended June 30, 2014 was $20,408, a decrease of $146, from $20,554 reported for the same period of 2013. The primary reasons for the increase follow.

Salary and other employee costs were $11,005, down $83 or 0.8 percent as compared to the same period of 2013. The decrease is primarily due to a decrease in pension costs which were offset by increases in salaries and commissions. As of April 30, 2014, the Company has frozen its pension plan. While the plan still exists, no new participants will be added and no additional benefits will accrue.

Contracted data processing costs were $591, up $66 or 12.6 percent compared to the same period in 2013 due to increases in cost of technology services.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

State franchise taxes decreased by $124 compared to the same period of 2013. Effective January 1, 2014, the State of Ohio’s corporate franchise tax was replaced with the financial institutions tax (FIT). The new tax is based on equity capital, whereas, the corporate franchise tax was based on net worth. In addition, the new law lowered tax rates.

Amortization expense decreased $21, or 5.0 percent from the same period of 2013, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were down by $59 during the six months ended June 30, 2014 compared to the same period of 2013 due to a decrease in the assessment rates.

Net occupancy and equipment costs were $1,965, up $234 or 13.5 percent compared to the same period in 2013. The increase was primarily due to increased grounds maintenance and utility expense attributable to harsher winter weather. Building repair and maintenance costs increased for the first six months of 2014 as compared to the same period of 2013. In addition, equipment costs increased due to a policy change within the Company. Equipment purchases of $5 and under are now expensed rather than capitalized. During the first six months of 2013, equipment purchases of $1 and under were expensed.

ATM costs were $403, up $87 or 27.5 percent compared to the same period in 2013. The increase is due to an increase in vendor charges in 2014.

Marketing costs were $600, up $215 or 55.8 percent compared to the same period in 2013. The increase is due to efforts to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $1,128, down $305 or 21.3 percent compared to the same period in 2013. The decrease is mainly due to reduced legal and audit fees during the first six months of 2014 as compared to the same period in 2013.

Other operating expenses were $3,386, down $156 or 4.4 percent compared to the same period in 2013. This decrease was primarily due to SBA expense and telephone expense. SBA expense decreased in the first six months of 2014 due a decrease in SBA loan sales as compared to the first six months of 2013. During the fourth quarter of 2013, the Company installed a new telephone system. As a result, the Company has reduced telephone expenses during the first six months of 2014 as compared to the first six months of 2013.

Income tax expense for the six months ended June 30, 2014 totaled $1,577, up $686 compared to the same period in 2013. The effective tax rates for the six-month periods ended June 30, 2014 and June 30, 2013 were 24.2% and 20.0%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended June 30, 2014 and 2013

The Company had net income of $2,240 for the three months ended June 30, 2014, an increase of $583 from net income of $1,657 for the same three months of 2013. Basic earnings per common share were $0.24 for the quarter ended June 30, 2014, compared to $0.18 for the same period in 2013. Diluted earnings per common share were $0.21 for the quarter ended June 30, 2014, compared to $0.18 for the same period in 2013. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2014 was $10,266, an increase of $485 from $9,781 in the same three months of 2013. The Company’s net interest margin for the three months ended June 30, 2014 and 2013 was 3.76% and 3.77%, respectively. Total interest income for the three months ended June 30, 2014 was $11,365, an increase of $340 from $11,025 in the same three months of 2013. Average earning assets increased 4.9 percent during the quarter ended June 30, 2014 as compared to the same period in 2013. Average loans, non-taxable securities and interest-bearing deposits in other banks for the second quarter of 2014 increased 6.0 percent, 6.5 percent and 26.4 percent, respectively, compared to the second quarter of last year. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows from this program leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the second quarter of 2013 and 2014, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically in 2014. The yield on earning assets decreased 9 basis points for the second quarter of 2014 compared to the second quarter of last year. The yield on loans and non-taxable securities decreased 12 basis points and 10 basis points, respectively, compared to the second quarter of 2013. These factors combined resulted in a modest increase in total interest income for the second quarter of 2014. Total interest expense for the three months ended June 30, 2014 was $1,099, a decrease of $145 from $1,244 in the same three months of 2013. Interest expense on time deposits decreased $122 or 20.3 percent in the second quarter of 2014 compared to the same period in 2013. Average time deposits for the second quarter of 2014 decreased 9.5 percent compared to the second quarter of 2013. The interest rate paid on time deposits during the second quarter of 2014 also decreased by 12 basis points as compared to the same period in 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2014 and 2013. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2014			2013
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$861,842	$9,850	4.59%	$813,386	$9,537	4.71%
Taxable securities	151,020	893	2.40%	162,259	920	2.33%
Non-taxable securities	61,889	580	5.87%	58,110	534	5.97%
Interest-bearing deposits in other banks	57,500	42	0.29%	45,476	34	0.30%

Total interest-earning assets	$1,132,251	11,365	4.15%	$1,079,231	11,025	4.24%

Noninterest-earning assets:
Cash and due from financial institutions	25,769			21,048
Premises and equipment, net	16,371			16,979
Accrued interest receivable	4,332			4,395
Intangible assets	23,740			24,571
Other assets	9,155			9,342
Bank owned life insurance	19,320			18,789
Less allowance for loan losses	(16,271)			(19,734)

Total Assets	$1,214,667			$1,154,621

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$505,828	$95	0.08%	$480,812	$99	0.09%
Time	225,182	478	0.85%	248,730	600	0.97%
FHLB	37,649	327	3.48%	40,250	346	3.45%
Subordinated debentures	29,427	195	2.66%	29,427	194	2.64%
Repurchase Agreements	16,590	4	0.10%	19,187	5	0.10%

Total interest-bearing liabilities	$814,676	1,099	0.54%	$818,406	1,244	0.61%

Noninterest-bearing deposits	278,266			218,655
Other liabilities	11,846			12,649
Shareholders’ Equity	109,879			104,911

Total Liabilities and Shareholders’ Equity	$1,214,667			$1,154,621

Net interest income and interest rate spread		$10,266	3.61%		$9,781	3.63%
Net interest margin			3.76%			3.77%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2014 and 2013. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$558	$(245)	$313
Taxable securities	(67)	40	(27)
Nontaxable securities	37	9	46
Interest-bearing deposits in other banks	9	(1)	8

Total interest income	$537	$(197)	$340

Interest expense:
Demand and savings	5	(9)	(4)
Time	(54)	(68)	(122)
FHLB	(23)	4	(19)
Subordinated debentures	—	1	1
Repurchase agreements	(1)	—	(1)

Total interest expense	$(73)	$(72)	$(145)

Net interest income	$610	$(125)	$485

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provision for loan losses totaled $750 for the three months ended June 30, 2014, compared to $300 for the same period in 2013. The increase in provision for loan losses in the second quarter of 2014 is related to the increased size of the loan portfolio compared to a year ago. Management believes the overall adequacy of the reserve for loan losses supported an increased provision, compared to June 30, 2013.

Noninterest income for the three months ended June 30, 2014 was $3,380, an increase of $549 or 19.4 percent from $2,831 for the same period of 2013. The primary reasons for the increase follow.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Service charge fee income for the period ended June 30, 2014 was $1,027, down $39 or 3.7 percent over the same period of 2013. The decrease is primarily due to a decrease in overdraft fees partially offset by an increase in business service charges.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $160 or 25.6 percent during the second quarter of 2014 compared to the same period in 2013. The increase in wealth management revenue is due to both an increase in asset valuations as well as an increase in accounts. These factors were offset by a $28.1 million decrease in assets related to out-of-area accounts inherited from a previous acquisition. First Citizens made the decision to better focus our efforts on local accounts and began the process of moving these accounts out of the Bank. From the end of 2013, assets under management decreased by 1.8%, to $462.7 million. The out-of-area accounts were lower yielding accounts and the lost revenue was more than offset by increased revenue related to other assets under management.

BOLI decreased $18 or 12.5 percent during the second quarter of 2014 compared to the same period in 2013. The decrease is due to lower yields received in the current year.

Gain on the sale of securities increased $66 during the second quarter of 2014 compared to the same period of 2013. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $392 or 852.2 percent during the second quarter of 2014 compared to the same period in 2013. In 2014, the Company added vendors to its tax refund processing program. Additional volume for the second quarter of 2014, compared to the same period in 2013, was the main reason for the increase in revenue. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other noninterest income decreased $21 or 6.3 percent during the second quarter of 2014 compared to the same period in 2013. The decrease is due to a decrease in gain on the sale of OREO property and gain on the sale of fixed assets during the second quarter of 2014 as compared to the same period of 2013. The decreases were offset by an increase in gain on the sale of loans for the second quarter of 2014.

Noninterest expense for the three months ended June 30, 2014 was $9,979, a decrease of $367, from $10,346 reported for the same period of 2013. The primary reasons for the increase follow.

Salary and other employee costs were $5,279, down $302 or 5.4 percent as compared to the same period of 2013. The decrease is mainly due to a decrease in pension costs for the quarter ended June 30, 2014. The decrease in pension costs was offset by increases in salaries and commissions expense. As of April 30, 2014, the Company froze its pension plan.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Contracted data processing costs were $306, up $43 or 16.3 percent compared to the same period in 2013 due to increases in cost of technology services.

State franchise taxes decreased by $70 compared to the same period of 2013. Effective January 1, 2014, the State of Ohio’s corporate franchise tax was replaced with the financial institutions tax (FIT). The new tax is based on equity capital, whereas, the corporate franchise tax was based on net worth. In addition, the new law lowered tax rates.

Amortization expense decreased $11, or 5.2 percent from the same period of 2013, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were down by $36 during the quarter ended June 30, 2014 compared to the same period of 2013 due to a decrease in the assessment rates.

Net occupancy and equipment costs were $934, up $93 or 11.1 percent compared to the same period in 2013. The increase was due to increased building repair and maintenance costs during the second quarter of 2014 as compared to the same period of 2013. In addition, equipment costs increased due to a policy change within the Company. Equipment purchases of $5 and under are now expensed rather than capitalized. During the second quarter of 2013, equipment purchases of $1 and under were expensed.

ATM costs were $200, up $39 or 24.2 percent compared to the same period in 2013. The increase is due to an increase in vendor charges in 2014.

Marketing costs were $300, up $108 or 56.3 percent compared to the same period in 2013. The increase is due to efforts to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $554, down $137 or 19.8 percent compared to the same period in 2013. The decrease is mainly due to reduced legal and audit fees during the second quarter of 2014 as compared to the same period in 2013.

Other operating expenses were $1,725, down $94 or 5.2 percent compared to the same period in 2013. This decrease was primarily due to SBA expense and telephone expense. SBA expense decreased in the second quarter of 2014 due a decrease in SBA loan sales as compared to the second quarter of 2013. During the fourth quarter of 2013, the Company installed a new telephone system. As a result, the Company has reduced telephone expenses during the second quarter of 2014 as compared to the second quarter of 2013.

Income tax expense for the three months ended June 30, 2014 totaled $677, up $368 compared to the same period in 2013. The effective tax rates for the three-month periods ended June 30, 2014 and June 30, 2013 were 23.2% and 15.7%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $113,905 at June 30, 2014 compared to $128,376 at December 31, 2013. The decrease in shareholders’ equity resulted from net income of $4,951, a $2,754 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $2,436, which were more than offset by dividends on preferred shares and common shares of $1,061 and $694, respectively, and the redemption of Series A preferred shares of $22,857. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2014 and December 31, 2013 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios—June 30, 2014	15.1%	13.8%	9.9%
Corporation Ratios—December 31, 2013	17.1%	15.8%	11.6%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Company paid a cash dividend of $0.04 per common share on February 1, 2014 and a cash dividend of $0.05 per common share on May 1, 2014. In 2013, the Company paid a cash dividend of $0.03 per common share on February 1 and a cash dividend of $0.04 per common share on May 1. The Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $267 at the time of redemption, which was completed on February 15, 2014. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014 and a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on June 16, 2014.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $297, or 0.2 percent of the total security portfolio. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net cash provided by operations for the period ended June 30, 2014 was $7,990. This includes net income of $4,951 plus net adjustments of $3,039 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans, net change in accrued expenses and provision for loan losses of $15,293, $1,852 and $1,500, respectively. This increase was offset by loans originated for sale of $16,792. Cash used by investing activities was $1,631 for the period ended June 30, 2014. Cash received from investing activities is primarily from maturing and called securities, sold securities and the redemption of FHLB stock of $29,329, $18,088 and $3,009, respectively. This increase in cash was offset by security purchases and net loan repayments of $42,453 and $9,520, respectively. Cash provided from financing activities for the first six months of 2014 totaled $9,651. The increase of cash from financing activities is due to the net change in deposits. The net change in deposits was $36,661 for the first six months of 2014. Noninterest-bearing deposits increased $23,723 from year-end 2013, while interest-bearing deposits, including savings and time deposits, increased $12,938 during the first six months of 2014. Cash of $22,857 was used to repurchase the Company’s Series A Preferred Stock during the first quarter of 2014. In addition, securities sold under agreements to repurchase decreased $2,172 and $1,755 was used to pay dividends. Cash and cash equivalents increased from $33,883 at December 31, 2013 to $49,893 at June 30, 2014.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $35,000. As of June 30, 2014, Citizens had total credit availability with the FHLB of $140,583, with a remaining borrowing capacity of approximately $79,833.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2013 and June 30, 2014, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2014 and December 31, 2013.

First Citizens Banc Corp

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had no significant derivative financial instruments or trading portfolio as of December 31, 2013 or June 30, 2014. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2014			December 31, 2013
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	164,970	15,612	10%	154,501	8,613	6%
+100bp	159,803	10,445	7%	151,871	5,983	4%
Base	149,358	—	—	145,888	—	—
-100bp	152,342	2,984	2%	160,141	14,253	10%

The change in net portfolio value from December 31, 2013 to June 30, 2014, can be attributed to two factors. The yield curve has seen a downward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the mix of assets and funding sources has changed. The mix of assets has shifted away toward loans and cash and away from securities, which leads to less volatility. The funding mix shifted from CDs and borrowed money to deposits, which tends to increase volatility. The shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase more quickly than the fair value of liabilities.

First Citizens Banc Corp

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2014, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and six months ended June 30, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	August 8, 2014
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 8, 2014
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 17, 2007).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and six months ended June 30, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith