Form 10-Q
period 2014-09-30
FIRST CITIZENS BANC CORP /OH
filed 2014-11-07
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 6, 2014 - 7,707,917 shares

FIRST CITIZENS BANC CORP

Part I – Financial Information

ITEM 1.	Financial Statements

FIRST CITIZENS BANC CORP

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$24,128	$34,186
Securities available for sale	200,891	199,613
Loans held for sale	1,399	438
Loans, net of allowance of $15,445 and $16,528	871,573	844,713
Other securities	12,554	15,424
Premises and equipment, net	14,471	16,313
Accrued interest receivable	4,523	3,881
Goodwill	21,720	21,720
Other intangibles	2,180	2,763
Bank owned life insurance	19,518	19,145
Other assets	9,042	9,350

Total assets	$1,181,999	$1,167,546

LIABILITIES
Deposits
Noninterest-bearing	$253,154	$234,976
Interest-bearing	727,480	707,499

Total deposits	980,634	942,475
Federal Home Loan Bank advances	26,200	37,726
Securities sold under agreements to repurchase	20,128	20,053
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	9,727	9,489

Total liabilities	1,066,116	1,039,170

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series A Preferred shares, $1,000 liquidation preference, no shares issued September 30, 2014 and 23,184 shares issued December 31, 2013	—	23,184
Series B Preferred shares, $1,000 liquidation preference, 25,000 shares issued, net of issuance costs	23,132	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,455,881 shares issued	114,365	114,365
Accumulated deficit	(5,785)	(10,823)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	1,406	(4,247)

Total shareholders’ equity	115,883	128,376

Total liabilities and shareholders’ equity	$1,181,999	$1,167,546

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$10,218	$9,621	$29,850	$28,871
Taxable securities	845	901	2,610	2,826
Tax-exempt securities	595	579	1,750	1,637
Federal funds sold and other	9	26	137	104

Total interest income	11,667	11,127	34,347	33,438

Interest expense
Deposits	552	674	1,740	2,134
Federal Home Loan Bank advances	236	339	887	1,029
Subordinated debentures	190	192	590	575
Other	5	5	15	16

Total interest expense	983	1,210	3,232	3,754

Net interest income	10,684	9,917	31,115	29,684
Provision for loan losses	—	300	1,500	1,100

Net interest income after provision for loan losses	10,684	9,617	29,615	28,584

Noninterest income
Service charges	1,071	1,088	3,078	3,120
Net gain on sale of securities	1	80	114	138
Net gain on sale of loans	239	86	470	574
ATM fees	520	523	1,494	1,494
Trust fees	822	735	2,396	1,963
Bank owned life insurance	118	132	373	423
Tax refund processing fees	6	3	2,321	429
Item processing fees	61	57	190	182
Other	174	373	580	800

Total noninterest income	3,012	3,077	11,016	9,123

Noninterest expense
Salaries, wages and benefits	5,657	5,753	16,661	16,839
Net occupancy expense	510	522	1,771	1,685
Equipment expense	320	291	1,023	859
Contracted data processing	369	324	1,080	966
FDIC assessment	212	233	700	779
State franchise tax	240	319	680	883
Professional services	538	495	1,332	1,472
Amortization of intangible assets	201	212	604	636
ATM expense	203	167	606	483
Repossession Expense	187	374	521	831
Marketing	300	192	901	577
Other operating expenses	1,924	1,863	5,189	5,287

Total noninterest expense	10,661	10,745	31,068	31,297

Income before taxes	3,035	1,949	9,563	6,410
Income tax expense	729	383	2,306	1,274

Net Income	2,306	1,566	7,257	5,136
Preferred stock dividends and discount accretion	406	289	1,467	869

Net income available to common shareholders	$1,900	$1,277	$5,790	$4,267

Earnings per common share, basic	$0.25	$0.17	$0.75	$0.55

Earnings per common share, diluted	$0.21	$0.17	$0.64	$0.55

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$2,306	$1,566	$7,257	$5,136

Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	615	(966)	4,303	(7,310)
Tax effect	(210)	328	(1,462)	2,485
Pension liability adjustment	89	180	4,260	518
Tax effect	(31)	(61)	(1,448)	(176)

Total other comprehensive income (loss)	463	(519)	5,653	(4,483)

Comprehensive income	$2,769	$1,047	$12,910	$653

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Shares	Income (Loss)	Equity

Balance, January 1, 2014	48,184	$46,316	7,707,917	$114,365	$(10,823)	$(17,235)	$(4,247)	$128,376

Net Income	—	—	—	—	7,257	—	—	7,257

Other comprehensive income	—	—	—	—	—	—	5,653	5,653

Redemption of Series A preferred shares	(23,184)	(23,184)	—	—	327	—	—	(22,857)

Common share dividends ($.14 per share)	—	—	—	—	(1,079)	—	—	(1,079)

Preferred share dividend	—	—	—	—	(1,467)	—	—	(1,467)

Balance, September 30, 2014	25,000	$23,132	7,707,917	$114,365	$(5,785)	$(17,235)	$1,406	$115,883

See notes to interim unaudited consolidated financial statements

FIRST CITIZENS BANC CORP

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013

Net cash from operating activities	$11,043	$6,784

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	38,343	41,605
Purchases of securities, available-for-sale	(54,425)	(55,140)
Sale of securities available for sale	18,088	8,686
Redemption of Federal Reserve stock	—	134
Redemption of Federal Home Loan Bank stock	3,009	—
Purchases of Federal Reserve stock	(139)	—
Net loan originations	(25,406)	(7,832)
Purchases of consumer loans	(3,120)	—
Proceeds from sale of other real estate owned properties	191	635
Proceeds from sale of premises and equipment	1,310	130
Purchases of premises and equipment	(257)	(457)

Net cash used for investing activities	(22,406)	(12,239)

Cash flows from financing activities:
Repayment of FHLB advances	(30,226)	(2,526)
Proceeds from short-term FHLB advances	8,700	—
Proceeds from long-term FHLB advances	10,000	—
Increase in deposits	38,159	16,069
Increase (decrease) in securities sold under repurchase agreements	75	(2,409)
Repayment of Series A Preferred stock	(22,857)	—
Cash dividends paid on common shares and preferred shares	(2,546)	(1,717)

Net cash provided by financing activities	1,305	9,417

(Decrease) increase in cash and due from financial institutions	(10,058)	3,962
Cash and due from financial institutions at beginning of period	34,186	46,131

Cash and due from financial institutions at end of period	$24,128	$50,093

Cash paid during the period for:
Interest	$3,254	$3,780
Income taxes	$950	$1,010
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$261	$202

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

The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2014 and its results of operations and changes in cash flows for the periods ended September 30, 2014 and 2013 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2013 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, and Richland. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Citizens has one concentration to lessors of residential buildings and dwellings totaling $112,690 or 12.7 percent of total loans as of September 30, 2014. This portfolio predominantly consists of commercial loans financing multi-family real estate. This segment of the portfolio is stable and has been conservatively underwritten, monitored and managed by experienced commercial lenders. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold.

First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2014. Water St. revenue was less than 1.0% of total revenue through September 30, 2014. Management considers the Company to operate primarily in one reportable segment, banking.

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

Derivative Instruments and Hedging Activities: The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes because the Company does not currently intend to execute a setoff with its’ counterparties. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Adoption of this Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions,

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$44,857	$104	$(222)	$44,739
Obligations of states and political subdivisions	83,044	4,587	(378)	87,253
Mortgage-backed securities in government sponsored entities	67,687	1,033	(354)	68,366

Total debt securities	195,588	5,724	(954)	200,358

Equity securities in financial institutions	481	52	—	533

Total	$196,069	$5,776	$(954)	$200,891

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$52,229	$95	$(764)	$51,560
Obligations of states and political subdivisions	79,975	2,327	(1,677)	80,625
Mortgage-backed securities in government sponsored entities	66,409	1,127	(557)	66,979

Total debt securities	198,613	3,549	(2,998)	199,164

Equity securities in financial institutions	481	—	(32)	449

Total	$199,094	$3,549	$(3,030)	$199,613

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2014, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$135	$135
Due after one year through five years	28,358	28,343
Due after five years through ten years	38,590	40,032
Due after ten years	60,818	63,482
Mortgage-backed securities	67,687	68,366
Equity securities	481	533

Total securities available for sale	$196,069	$200,891

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sale proceeds	$—	$927	$18,088	$8,686
Gross realized gains	—	—	113	144
Gross realized losses	—	—	—	89
Gains from securities called or settled by the issuer	1	80	1	83

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $145,409 and $147,625 as of September 30, 2014 and December 31, 2013, respectively.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2014 and December 31, 2013 not recognized in income, aggregated by investment category and the length of time which the individual securities have been in a loss position, are as follows:

September 30, 2014	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$10,540	$(18)	$19,198	$(204)	$29,738	$(222)
Obligations of states and political subdivisions	1,467	(3)	8,644	(375)	10,111	(378)
Mortgage-backed securities in gov’t sponsored entities	20,541	(151)	14,396	(203)	34,937	(354)

Total temporarily impaired	$32,548	$(172)	$42,238	$(782)	$74,786	$(954)

December 31, 2013	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$30,800	$(764)	$—	$—	$30,800	$(764)
Obligations of states and political subdivisions	28,428	(1,556)	968	(121)	29,396	(1,677)
Mortgage-backed securities in gov’t sponsored entities	32,557	(553)	279	(4)	32,836	(557)
Equity securities in financial institutions	449	(32)	—	—	449	(32)

Total temporarily impaired	$92,234	$(2,905)	$1,247	$(125)	$93,481	$(3,030)

At September 30, 2014 there were fifty-six securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2014	December 31, 2013
Commercial and agriculture	$106,613	$115,875
Commercial real estate	445,168	443,846
Residential real estate	265,866	250,691
Real estate construction	55,244	39,964
Consumer and other	14,127	10,865

Total loans	887,018	861,241
Allowance for loan losses	(15,445)	(16,528)

Net loans	$871,573	$844,713

Included in total loans above are deferred loan fees of $261 at September 30, 2014 and $365 at December 31, 2013.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $15,445 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2014. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the nine months ended September 30, 2014 and 2013.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

For the nine months ended September 30, 2014

Allowance for loan losses:

Beginning balance	$2,841	$7,559	$5,224	$184	$214	$506	$16,528
Charge-offs	(326)	(1,720)	(1,329)	—	(65)	—	(3,440)
Recoveries	238	350	216	5	48	—	857
Provision	(1,148)	1,655	201	176	18	598	1,500

Ending Balance	$1,605	$7,844	$4,312	$365	$215	$1,104	$15,445

For the nine months ended September 30, 2014, the allowance for Commercial & Agriculture loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type, which was driven by a decrease in the volume of impaired loans. The net result of these changes was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate loans was the result of large charge offs, which led to increased general reserves due to an increase in loss rate. The net result of these changes was represented as an increase in the provision. The allowance for Residential Real Estate loans decreased during the period due to charge-offs of loans that had a specific reserve previously applied and a significant decline in past-dues and nonaccrual loans. The net result of these changes was represented as a decrease in the allowance. The allowance for Consumer and Other loans increased slightly from the beginning of the year. While loan balances and past-dues are up, loss rates continue to decrease resulting in the allowance being relatively unchanged. Overall, we have seen continued improvement in asset quality and loss rates. However, since the process of estimating probable credit losses requires considerable judgment, management decided to increase unallocated reserves. Unallocated reserves remain within policy guidelines as a percent of total reserves at 7.1 percent.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

For the nine months ended September 30, 2013

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

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

For the three months ended September 30, 2014

Allowance for loan losses:

Beginning balance	$2,067	$7,988	$4,439	$287	$196	$418	$15,395
Charge-offs	(13)	(146)	(275)	—	(22)	—	(456)
Recoveries	143	251	95	2	15	—	506
Provision	(592)	(249)	53	76	26	686	—

Ending Balance	$1,605	$7,844	$4,312	$365	$215	$1,104	$15,445

For the three months ended September 30, 2014, the allowance for Commercial and Agriculture loans was reduced not only by charge-offs, but also due to a decrease in the loan balances outstanding, the balance of impaired loans in this segment and decreases in both the specific and general reserves required for this type. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the specific and general reserves required for this type. The

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

result of these changes for each loan type was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced as a result of charge offs, a reduction in total loans past due and a reduction in nonaccrual loans, partially offset by changes related to increased volume. The net result of these changes was represented as a decrease in the allowance. We have seen continued improvement in asset quality and loss rates. However, since the process of estimating probable credit losses requires considerable judgment, management decided to increase unallocated reserves. Unallocated reserves remain within policy guidelines as a percent of total reserves at 7.1 percent.

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

For the three months ended September 30, 2013

Allowance for loan losses:

Beginning balance	$3,775	$9,156	$5,169	$184	$149	$972	$19,405
Charge-offs	(210)	(635)	(1,558)	(136)	(61)	—	(2,600)
Recoveries	62	34	63	1	32	—	192
Provision	(576)	(646)	1,203	111	39	169	300

Ending Balance	$3,051	$7,909	$4,877	$160	$159	$1,141	$17,297

For the three months ended September 30, 2013, the allowance for Commercial and Agriculture loans was reduced not only by charge-offs, but also due to a decrease in the loan balances outstanding and decreases in both the specific and general reserves required for this type. The allowance for Commercial Real Estate loans was reduced not only by charge-offs, but also due to a decrease in both the specific and general reserves required for this type. The result of these changes for each loan type was represented as a decrease in the provision. The ending reserve balance for Residential Real Estate loans declined due to charge-offs during the period. Since these charged-off loans already had specific reserves assigned to them, we no longer need to carry as large a reserve for this segment. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to maintain unallocated reserves at a higher level at this time.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

September 30, 2014

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$655	$67	$896	$—	$—	$—	$1,618

Ending balance:
Collectively evaluated for impairment	$950	$7,777	$3,416	$365	$215	$1,104	$13,827

Ending Balance	$1,605	$7,844	$4,312	$365	$215	$1,104	$15,445

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$2,319	$6,638	$3,518	$—	$6		$12,481

Ending balance:
Collectively evaluated for impairment	$104,294	$438,530	$262,348	$55,244	$14,121		$874,537

Ending Balance	$106,613	$445,168	$265,866	$55,244	$14,127		$887,018

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the periods ended September 30, 2014 and December 31, 2013. The remaining loans in Residential Real Estate, Real Estate Construction and Consumer and Other loans that are not assigned a risk grade are presented in a separate table below. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

	Commercial & Agriculture	Commercial Real Estate	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

September 30, 2014
Pass	$99,513	$415,368	$101,124	$49,587	$4,706	$670,298
Special Mention	3,905	15,534	613	20	—	20,072
Substandard	3,195	14,266	8,897	43	73	26,474
Doubtful	—	—	715	—	—	715

Ending Balance	$106,613	$445,168	$111,349	$49,650	$4,779	$717,559

December 31, 2013
Pass	$107,923	$415,938	$98,700	$35,495	$2,252	$660,308
Special Mention	2,038	9,145	986	21	—	12,190
Substandard	5,914	18,763	8,175	—	70	32,922
Doubtful	—	—	2,349	—	—	2,349

Ending Balance	$115,875	$443,846	$110,210	$35,516	$2,322	$707,769

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2014 and December 31, 2013 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans may also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

September 30, 2014
Performing	$154,464	$5,594	$9,348	$169,406
Nonperforming	53	—	—	53

Total	$154,517	$5,594	$9,348	$169,459

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2013
Performing	$140,481	$4,448	$8,543	$153,472
Nonperforming	—	—	—	—

Total	$140,481	$4,448	$8,543	$153,472

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2014 and December 31, 2013.

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$4	$—	$208	$212	$106,401	$106,613	$—
Commercial Real Estate	301	68	1,258	1,627	443,541	445,168	—
Residential Real Estate	810	768	4,164	5,742	260,124	265,866	—
Real Estate Construction	—	—	43	43	55,201	55,244	—
Consumer and Other	43	46	41	130	13,997	14,127	—

Total	$1,158	$882	$5,714	$7,754	$879,264	$887,018	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$105	$—	$443	$548	$115,327	$115,875	$—
Commercial Real Estate	655	201	2,098	2,954	440,892	443,846	—
Residential Real Estate	3,140	1,084	5,531	9,755	240,936	250,691	—
Real Estate Construction	—	—	—	—	39,964	39,964	—
Consumer and Other	170	20	—	190	10,675	10,865	—

Total	$4,070	$1,305	$8,072	$13,447	$847,794	$861,241	$—

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Commercial & Agriculture	$1,148	$1,590
Commercial Real Estate	5,993	9,609
Residential Real Estate	8,571	9,210
Real Estate Construction	43	—
Consumer and Other	75	50

Total	$15,830	$20,459

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Modifications: A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Real Estate loans modified in a TDR were primarily comprised of interest rate reductions where monthly payments were lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

Loan modifications that are considered TDRs completed during the nine-month periods ended September 30, 2014 and September 30, 2013 were as follows:

	For the Nine-Month Period Ended September 30, 2014			For the Nine-Month Period Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	2	547	547
Residential Real Estate	5	245	245	—	—	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	5	$245	$245	2	$547	$547

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the quarter ended September 30, 2014 and September 30, 2013 were as follows:

	For the Three-Month Period Ended September 30, 2014			For the Three-Month Period Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	422	422
Residential Real Estate	3	97	97	—	—	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	3	$97	$97	1	$422	$422

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. At September 30, 2014, TDRs accounted for $1,618 of the allowance for loan losses.

During the nine-month period ended September 30, 2014, there were no defaults on loans which were modified and considered TDRs during the twelve months previous to the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2013, there were two defaults, totaling $66, on loans which were modified and considered TDRs during the twelve months previous to the nine-month period ended September 30, 2013.

During the three-month period ended September 30, 2014, there were no defaults on loans which were modified and considered TDRs during the twelve months previous to the three-month period ended September 30, 2014.

During the three-month period ended September 30, 2013, there were no defaults on loans which were modified and considered TDRs during the twelve months previous to the three-month period ended September 30, 2013.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Agriculture	$1,379	$1,504	$—	$1,525	$1,657	$—
Commercial Real Estate	5,632	6,191	—	5,983	6,214	—
Residential Real Estate	2,115	3,675	—	1,202	2,263	—
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	6	6	—	8	8	—

Total	9,132	11,376	—	8,718	10,142	—

With an allowance recorded:
Commercial & Agriculture	940	1,056	655	2,344	2,437	1,262
Commercial Real Estate	1,006	1,123	67	4,192	4,496	445
Residential Real Estate	1,403	3,017	896	2,803	4,021	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total	3,349	5,196	1,618	9,339	10,954	2,509

Total:
Commercial & Agriculture	2,319	2,560	655	3,869	4,094	1,262
Commercial Real Estate	6,638	7,314	67	10,175	10,710	445
Residential Real Estate	3,518	6,692	896	4,005	6,284	802
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	6	6	—	8	8	—

Total	$12,481	$16,572	$1,618	$18,057	$21,096	$2,509

As of September 30, 2014, the Company has seen a significant decline in the unpaid principal balances for impaired financing receivables with a specific allowance as compared to December 31, 2013. The decline is the result of resolution of long term problem credits.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three and nine-month periods ended September 30, 2014 and 2013.

For the nine months ended:	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$3,570	$104	$4,984	$156
Commercial Real Estate	9,227	239	12,328	438
Residential Real Estate	3,559	220	5,324	287
Real Estate Construction	—	—	377	—
Consumer and Other	7	—	35	—

Total	$16,363	$563	$23,048	$881

For the three months ended:	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$2,829	$25	$4,504	$25
Commercial Real Estate	7,884	17	11,237	29
Residential Real Estate	3,336	74	4,773	18
Real Estate Construction	—	—	240	(11)
Consumer and Other	6	—	21	—

Total	$14,055	$116	$20,775	$61

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2014 and 2013:

	For the Nine-Month Period Ended September 30, 2014			For the Nine-Month Period Ended September 30, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$341	$(4,588)	$(4,247)	$5,849	$(7,496)	$(1,647)

Other comprehensive income (loss) before reclassifications	2,916	2,666	5,582	(4,734)	—	(4,734)

Amounts reclassified from accumulated other comprehensive income (loss)	(75)	146	71	(91)	342	251

Net current-period other comprehensive income (loss)	2,841	2,812	5,653	(4,825)	342	(4,483)

Ending balance	$3,182	$(1,776)	$1,406	$1,024	$(7,154)	$(6,130)

Amounts in parentheses indicate debits on the consolidated balance sheets.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the nine months ended September 30, 2014		For the nine months ended September 30, 2013		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$114		$138		Net gain on sale of securities
Tax effect	(39)		(47)		Income tax expense

	75		91		Net of tax

Amortization of defined benefit pension items
Actuarial losses	(222	) (b)	(518	) (b)	Salaries, wages and benefits
Tax effect	76		176		Income tax expense

	(146)		(342)		Net of tax

Total reclassifications for the period	$(71)		$(251)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month periods ended September 30, 2014 and 2013:

	For the Three-Month Period Ended September 30, 2014			For the Three-Month Period Ended September 30, 2013
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$2,777	$(1,834)	$943	$1,662	$(7,273)	$(5,611)

Other comprehensive income (loss) before reclassifications	406	—	406	(585)	—	(585)

Amounts reclassified from accumulated other comprehensive income (loss)	(1)	58	57	(53)	119	66

Net current-period other comprehensive income (loss)	405	58	463	(638)	119	(519)

Ending balance	$3,182	$(1,776)	$1,406	$1,024	$(7,154)	$(6,130)

Amounts in parentheses indicate debits on the consolidated balance sheets.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended September 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the three months ended September 30, 2014		For the three months ended September 30, 2013		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$1		$80		Net gain on sale of securities
Tax effect	—		(27)		Income tax expense

	1		53		Net of tax

Amortization of defined benefit pension items
Actuarial losses	(89	) (b)	(180	) (b)	Salaries, wages and benefits
Tax effect	31		61		Income tax expense

	(58)		(119)		Net of tax

Total reclassifications for the period	$(57)		$(66)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive (income) loss components are included in the computation of net periodic pension cost.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic
Net income	$2,306	$1,566	$7,257	$5,136
Preferred stock dividends	406	289	1,467	869

Net income available to common shareholders - basic	$1,900	$1,277	$5,790	$4,267

Weighted average common shares outstanding - basic	7,707,917	7,707,917	7,707,917	7,707,917

Basic earnings per common share	$0.25	$0.17	$0.75	$0.55

Diluted
Net income available to common shareholders - basic	$1,900	$1,277	$5,790	$4,267
Preferred stock dividends on convertible preferred stock	406	—	1,201	—

Net income available to common shareholders - diluted	$2,306	$1,277	$6,991	$4,267

Weighted average common shares outstanding for earnings per common share basic	7,707,917	7,707,917	7,707,917	7,707,917
Add: Dilutive effects of convertible preferred shares	3,196,931	—	3,196,931	—

Average shares and dilutive potential common shares outstanding - diluted	10,904,848	7,707,917	10,904,848	7,707,917

Diluted earnings per common share	$0.21	$0.17	$0.64	$0.55

Stock options for 10,000 common shares that have an exercise price of $35.00 were not considered in computing diluted earnings per common share for the three- and nine-month periods ended September 30, 2013 because they were anti-dilutive. There were no stock options outstanding during the three- and nine-month periods ended September 30, 2014.

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three- and nine-month periods ended September 30, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred shares. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share. Additionally, the dividends paid on the convertible preferred shares are added back to net income under this method.

(8) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2014 and December 31, 2013:

	Contract Amount
	September 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$9,408	$169,918	$11,866	$151,332
Overdraft protection	4	19,490	18	21,084
Letters of credit	200	1,022	200	2,411

	$9,612	$190,430	$12,084	$174,827

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 8.75% at September 30, 2014 and 3.05% to 13.75% at December 31, 2013, respectively. Maturities extend up to 30 years.

Citizens is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $4,922 on September 30, 2014 and $2,959 on December 31, 2013.

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

Net periodic pension expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$94	$310	$264	$893
Interest cost	201	228	581	656
Expected return on plan assets	(312)	(249)	(903)	(716)
Other components	89	180	222	518

Net periodic pension cost	$72	$469	$164	$1,351

The total amount of contributions expected to be paid by the Company in 2014 is $1,515, compared to $4,900 in 2013. The 2013 contribution included $3,000 related to settlements of several retirements.

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

Nine months ended September 30, 2013 Total options outstanding
	Shares	Weighted Average Price Per Share

Outstanding at beginning of year	10,000	$35.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(10,000)	(35.00)

Options outstanding, end of period	—	$—

Options exercisable, end of period	—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common shares as of the reporting date. As of September 30, 2013, there were no options that had intrinsic value.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The fair value of the swap asset is based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2014 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$44,739	$—
Obligations of states and political subdivisions	—	87,253	—
Mortgage-backed securities in government sponsored entities	—	68,366	—
Equity securities in financial institutions	—	533	—
Fair value of swap asset	—	1,078	—
Fair value of swap liability	—	1,078	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$10,863
Other real estate owned	—	—	266

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2013 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$51,560	$—
Obligations of states and political subdivisions	—	80,625	—
Mortgage-backed securities in government sponsored entities	—	66,979	—
Equity securities in financial institutions	—	449	—
Fair value of swap asset	—	286	—
Fair value of swap liability	—	286	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$15,548
Other real estate owned	—	—	173

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014.

Quantitative Information about Level 3 Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$10,863	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	5% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$266	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	5% - 10%

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

September 30, 2014	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$24,128	$24,128	$24,128	$—	$—
Securities available for sale	200,891	200,891	—	200,891	—
Loans, held for sale	1,399	1,399	1,399	—	—
Loans, net of allowance for loan losses	871,573	884,219	—	—	884,219
Other securities	12,554	12,554	12,554	—	—
Bank owned life insurance	19,518	19,518	19,518	—	—
Accrued interest receivable	4,523	4,523	4,523	—	—
Fair value swap asset	1,078	1,078	—	1,078	—

Financial Liabilities:
Nonmaturing deposits	750,590	750,590	750,590	—	—
Time deposits	230,044	231,510	—	—	231,510
Federal Home Loan Bank advances long term	17,500	17,954	—	—	17,954
Federal Home Loan Bank advances short term	8,700	8,669	8,669	—	—
Securities sold under agreement to repurchase	20,128	20,128	20,128	—	—
Subordinated debentures	29,427	23,635	—	—	23,635
Accrued interest payable	134	134	134	—	—
Fair value swap liability	1,078	1,078	—	1,078	—

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2013	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$34,186	$34,186	$34,186	$—	$—
Securities available for sale	199,613	199,613	—	199,613	—
Loans, held for sale	438	438	438	—	—
Loans, net of allowance for loan losses	844,713	861,252	—	—	861,252
Other securities	15,424	15,424	15,424	—	—
Bank owned life insurance	19,145	19,145	19,145	—	—
Accrued interest receivable	3,881	3,881	3,881	—	—
Fair value swap asset	286	286	—	286	—

Financial Liabilities:
Nonmaturing deposits	706,126	706,126	706,126	—	—
Time deposits	236,349	237,837	—	—	237,837
Federal Home Loan Bank advances	37,726	38,767	—	—	38,767
Securities sold under agreement to repurchase	20,053	20,053	20,053	—	—
Subordinated debentures	29,427	20,605	—	—	20,605
Accrued interest payable	156	156	156	—	—
Fair value swap liability	286	286	—	286	—

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

The fair values of the fair value swaps used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.

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

First Citizens Banc Corp

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(13) Merger

On September 11, 2014, FCBC and TCNB Financial Corp. (“TCNB”) issued a press release announcing the signing of an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCBC, FC Merger Corp. (“Merger Corp.”), a newly-formed Ohio corporation and wholly-owned subsidiary of FCBC, and TCNB pursuant to which FCBC will acquire TCNB and its wholly-owned subsidiary, The Citizens National Bank of Southwestern Ohio (“Citizens National”).

Under the terms of the Merger Agreement, FCBC has agreed to pay $23.50 in cash for each of the 733,000 outstanding TCNB common shares. In addition, FCBC has agreed to cash out all of the 3,500 outstanding TCNB stock options for an amount equal to the difference between $23.50 per share and the exercise price of the stock options. The aggregate cash consideration to be paid by FCBC in respect of the outstanding TCNB common shares and the cash-out of outstanding TCNB stock options is approximately $17.2 million.

It is anticipated that Citizens National will be merged with and into Citizens, upon completion of the transaction. At that time, Citizens National’s three banking offices located in Dayton, Ohio will become branches of Citizens. As of June 30, 2014, TCNB and Citizens National had total consolidated assets of $105 million, total loans of $75 million and total deposits of $93 million.

The merger is anticipated to be completed during the first quarter of 2015, and is subject to the satisfaction of the closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the shareholders of TCNB.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2014 compared to December 31, 2013, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at September 30, 2014 were $1,181,999 compared to $1,167,546 at December 31, 2013, an increase of $14,453, or 1.2 percent. The increase in total assets was mainly attributable to an increase in securities available-for-sale, loans held for sale and loans, partially offset by a decrease in cash and due from banks, other securities and office premises and equipment, net. Total liabilities at September 30, 2014 were $1,066,116 compared to $1,039,170 at December 31, 2013, an increase of $26,946, or 2.6 percent. The increase in total liabilities was mainly attributable to an increase in total deposits offset by a decrease in federal home loan bank advances.

Net loans have increased $26,860 or 3.2 percent since December 31, 2013. The Commercial Real Estate, Residential Real Estate, Real Estate Construction and Consumer and Other loan portfolios increased $1,322, $15,175, $15,280 and $3,262, respectively, since December 31, 2013, while the Commercial and Agricultural loan portfolio decreased $9,262. The current increase in Commercial Real Estate loans is the result of strong loan demand for this type of product in our market area. The current increase in Residential Real Estate loans is mainly the result of adjustable rate portfolio jumbo loans to physicians and others, mostly in our urban markets. In general, the company originates and sells the majority of its mortgage loans in the secondary market. The current increase in Real Estate Construction loans is mainly due to an increase in the demand for commercial real estate construction loans and advances on existing commercial real estate construction loans in the Columbus and Akron markets, which we serve. The current increase in Consumer and Other loans is mainly the result of pooled dealer loan purchases. The current decrease in Commercial and Agricultural loans is the result of the pay down of loan balances on agricultural loans.

Loans held for sale have increased $961 or 219.4 percent since December 31, 2013. At September 30, 2014, the net loan to deposit ratio was 88.9 percent compared to 89.6 percent at December 31, 2013. This ratio has declined in 2014 due to the increase in deposits.

For the nine months of operations in 2014, $1,500 was placed into the allowance for loan losses from earnings, compared to $1,100 in the same period of 2013. While net charge-offs have decreased, the increase in provision for loan losses in the first nine months of 2014 is primarily related to the increased size of the loan portfolio compared to a year ago. Net charge-offs have decreased to $2,583, compared to $3,545 in 2013. The allowance for loan losses as a percent of total loans was 1.74 percent at September 30, 2014 and 1.92 percent at December 31, 2013. For the first nine months of 2014, the Company has charged off eighty-seven loans. Fifty-four Real Estate Mortgage loans totaling $1,113 net of recoveries, eleven Commercial Real Estate loans totaling $1,370 net of recoveries, eight Commercial and Agriculture loans totaling $88 net of recoveries and zero Real Estate Construction loans totaling ($5) net of recoveries were charged off in the first nine months of the year. In addition, fourteen Consumer and Other loans totaling $17, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $4,629 which was solely due to a decrease in loans on nonaccrual status which was driven by decreases in loan delinquency. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

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

The available for sale security portfolio increased by $1,278, from $199,613 at December 31, 2013 to $200,891 at September 30, 2014. The increase is mainly the result of the Company reinvesting proceeds from maturing securities. As of September 30, 2014, the Company was in compliance with all pledging requirements.

Other securities have decreased $2,870 from December 31, 2013 to September 30, 2014 mainly due to the repurchase of bank securities by FHLB of $3,009.

Bank owned life insurance (BOLI) increased $373 from December 31, 2013 to September 30, 2014 due to increases in the cash surrender value of the underlying insurance policies.

Premises and equipment, net, have decreased $1,842 from December 31, 2013 to September 30, 2014, as a result of depreciation of $849 and disposals of $1,250, offset by new purchases of $257. Included in disposals are office premises and equipment, having a net value of $135 that were donated during the third quarter of 2014.

Total deposits at September 30, 2014 increased $38,159 from year-end 2013. Noninterest-bearing deposits increased $18,178 from year-end 2013, while interest-bearing deposits, including savings and time deposits, increased $19,981 from December 31, 2013. The primary reason for the increase in noninterest-bearing deposits was due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to increases in savings accounts, including money markets, interest-bearing demand accounts and brokered deposits offset by decreases in time certificates and individual retirement accounts (IRA). Savings accounts increased $16,221 from year-end 2013, which included increases of $4,390 in statement savings and $12,399 in money market savings. Interest-bearing demand deposits increased $10,066 from year end 2013, which included increases of $15,448 in interest-bearing public funds and $1,781 in interest-bearing checking accounts offset by a decrease of $7,661 in NOW accounts. Brokered deposits increased $15,088 from year-end 2013. The Company is using brokered deposits to partially fund matured FHLB advances. Time certificates and IRAs decreased $19,904 and $2,527, respectively, from year-end 2013. This decrease was offset by an increase in CDARS accounts of $1,037. The year-to-date average balance of total deposits increased $73,440 compared to the average balance of the same period in 2013. The increase in average balance is due to increases of $77,802 in demand deposit accounts, $16,186 in interest-bearing demand and savings accounts, offset by a decrease of $20,548 in time deposits.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances decreased $11,526 from year-end 2013. The Company had three FHLB advances mature during the nine months ended September 30, 2014. The first advance matured on June 1, 2014, in the amount of $211. This advance had terms of one hundred twenty months with a fixed rate of 4.85%. The advance was not replaced. The second advance matured on August 15, 2014, in the amount of $20,000. This advance had terms of forty-two months with a fixed rate of 2.06%. The third advance matured on September 10, 2014, in the amount of $10,000. This advance had terms of sixty months with a fixed rate of 2.96%. On August 15, 2014, the Company advanced $10,000 from the FHLB. This advance has terms of forty-two months with a fixed rate of 1.50%. In addition, as of September 30, 2014, the Company has $8,700 advanced from the FHLB in short-term borrowings. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $75 from December 31, 2013 to September 30, 2014.

Shareholders’ equity at September 30, 2014 was $115,883, or 9.8 percent of total assets, compared to $128,376, or 11.0 percent of total assets, at December 31, 2013. The decrease in shareholders’ equity resulted from dividends on preferred shares and common shares of $1,467 and $1,079, respectively, and the redemption of Series A preferred shares of $22,857, offset by net income of $7,257, a decrease in the Company’s pension liability, net of tax, of $2,812, and an increase in the fair value of securities available for sale, net of tax, of $2,841. Total outstanding common shares at September 30, 2014 and December 31, 2013 were 7,707,917.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Nine Months Ended September 30, 2014 and 2013

The Company had net income of $7,257 for the nine months ended September 30, 2014, an increase of $2,121 from net income of $5,136 for the same nine months of 2013. Basic earnings per common share were $0.75 for the nine months ended September 30, 2014, compared to $0.55 for the same period in 2013. Diluted earnings per common share were $0.64 for the nine months ended September 30, 2014, compared to $0.55 for the same period in 2013. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2014 was $31,115, an increase of $1,431 from $29,684 in the same nine months of 2013. The Company’s net interest margin for the nine months ended September 30, 2014 and 2013 was 3.73% and 3.77%, respectively. Total interest income for the nine months ended September 30, 2014 was $34,347, an increase of $909 from $33,438 in the same nine months of 2013. Average earning assets increased 5.5 percent during the nine months ended September 30, 2014 as compared to the same period in 2013. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first nine months of 2014 increased 6.5 percent, 7.1 percent and 15.8 percent, respectively, compared to the first nine months of last year. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows from this program leads to large, but temporary, increases in cash on deposit. Although the program was in place during the first nine months of 2013, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically in 2014. The yield on earning assets decreased 12 basis points for the first nine months of 2014 compared to the first nine months of last year. The yield on loans, taxable securities and non-taxable securities decreased 14 basis points, 12 basis points and 12 basis points, respectively, compared to the first nine months of 2013. These factors combined resulted in a modest increase in total interest income for the first nine months of 2014. Total interest expense for the nine months ended September 30, 2014 was $3,232, a decrease of $522 from $3,754 in the same nine months of 2013. Interest expense on time deposits and FHLB advances decreased $368 and $142, respectively, in the first nine months of 2014 compared to the same period in 2013. Average time deposits and FHLB advances for the first nine months of 2014 decreased 8.2 percent and 10.4 percent, respectively, compared to the first nine months of 2013. The interest rate paid on time deposits and FHLB advances during the first nine months of 2014 also decreased by 13 basis points and 14 basis points, respectively, as compared to the same period in 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2014 and 2013. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2014			2013
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$866,424	$29,850	4.61%	$813,888	$28,871	4.75%
Taxable securities	152,311	2,610	2.31%	158,699	2,826	2.43%
Non-taxable securities	62,544	1,750	5.83%	58,379	1,637	5.95%
Interest-bearing deposits in other banks	69,728	137	0.26%	60,232	104	0.23%

Total interest-earning assets	$1,151,007	34,347	4.11%	$1,091,198	33,438	4.23%

Noninterest-earning assets:
Cash and due from financial institutions	40,540			26,786
Premises and equipment, net	16,186			16,953
Accrued interest receivable	4,070			4,104
Intangible assets	24,218			24,570
Other assets	8,513			10,582
Bank owned life insurance	19,318			18,787
Less allowance for loan losses	(16,224)			(19,747)

Total Assets	$1,247,628			$1,173,233

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$500,560	$282	0.08%	$484,374	$308	0.09%
Time	229,091	1,458	0.85%	249,639	1,826	0.98%
FHLB	35,671	887	3.32%	39,819	1,029	3.46%
Federal funds purchased	55	—	0.00%	37	—	0.00%
Subordinated debentures	29,427	590	2.68%	29,427	575	2.61%
Repurchase Agreements	19,167	15	0.10%	20,475	16	0.10%

Total interest-bearing liabilities	$813,971	3,232	0.53%	$823,771	3,754	0.61%

Noninterest-bearing deposits	309,345			231,543
Other liabilities	10,865			14,426
Shareholders’ Equity	113,447			103,493

Total Liabilities and Shareholders’ Equity	$1,247,628			$1,173,233

Net interest income and interest rate spread		$31,115	3.58%		$29,684	3.62%

Net interest margin			3.73%			3.77%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2014 and 2013. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,827	$(848)	$979
Taxable securities	(113)	(103)	(216)
Nontaxable securities	120	(7)	113
Interest-bearing deposits in other banks	18	15	33

Total interest income	$1,852	$(943)	$909

Interest expense:
Demand and savings	10	(36)	(26)
Time	(143)	(225)	(368)
FHLB	(104)	(38)	(142)
Subordinated debentures	—	15	15
Repurchase agreements	(1)	—	(1)

Total interest expense	$(238)	$(284)	$(522)

Net interest income	$2,090	$(659)	$1,431

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provision for loan losses totaled $1,500 for the nine months ended September 30, 2014, compared to $1,100 for the same period in 2013. The increase in provision for loan losses in the first nine months of 2014 is related to the increased size of the loan portfolio compared to a year ago. Management believes the overall adequacy of the reserve for loan losses supported an increased provision, compared to September 30, 2013.

Noninterest income for the nine months ended September 30, 2014 was $11,016, an increase of $1,893 or 20.7 percent from $9,123 for the same period of 2013. The primary reasons for the increase follow.

Service charge fee income for the period ended September 30, 2014 was $3,078, down $42 or 1.3 percent over the same period of 2013. The decrease is primarily due to a decrease in overdraft fees partially offset by an increase in business service charges.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $433 or 22.1 percent during the first nine months of 2014 compared to the same period in 2013. The increase in wealth management revenue is due to both an increase in asset valuations as well as an increase in accounts. These factors were offset by a $ 47.7 million decrease in assets related to out-of-area accounts inherited from a previous acquisition. First Citizens made the decision to better focus our efforts on local accounts and began the process of moving these accounts out of the Bank. From the end of 2013, assets under management decreased by 2.0%, to $458.9 million. The out-of-area accounts were lower yielding accounts and the lost revenue was more than offset by increased revenue related to other assets under management.

BOLI income decreased $50 or 11.8 percent during the first nine months of 2014 compared to the same period in 2013. The decrease is due to lower yields received in the current year.

Gain on the sale of securities decreased $24 during the first nine months of 2014 compared to the same period of 2013. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $1,892 or 441.0 percent during the first nine months of 2014 compared to the same period in 2013. In 2014, the Company added vendors to its tax refund processing program. Additional volume for the first nine months of 2014, compared to the same period in 2013, was the main reason for the increase in revenue. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Gain on the sale of loans decreased $104 during the first nine months of 2014 compared to the same period of 2013. The decrease is due to a decrease in volume of loans sold during the first nine months of 2014 as compared to the same period in 2013. Our mortgage banking business was adversely affected by weather in the first quarter of 2014.

Other noninterest income decreased $220 or 27.5 percent during the first nine months of 2014 compared to the same period in 2013. The decrease is due to a decrease in gain on the sale of OREO property, gain on the sale of fixed assets and swap fee income during the first nine months of 2014 as compared to the same period in 2013.

Noninterest expense for the nine months ended September 30, 2014 was $31,068, a decrease of $229, from $31,297 reported for the same period of 2013. The primary reasons for the decrease follow.

Salary and other employee costs were $16,661, down $178 or 1.1 percent as compared to the same period of 2013. The decrease is primarily due to a decrease in pension costs which were offset by increases in salaries and commissions. As of April 30, 2014, the Company has frozen its pension plan. While the plan still exists, no new participants will be added and no additional benefits will accrue.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Contracted data processing costs were $1,080, up $114 or 11.8 percent compared to the same period in 2013 due to increases in cost of technology services.

State franchise taxes decreased by $203 compared to the same period of 2013. Effective January 1, 2014, the State of Ohio’s corporate franchise tax was replaced with the financial institutions tax (FIT). The new tax is based on equity capital, whereas, the corporate franchise tax was based on net worth. In addition, the new law lowered tax rates.

Amortization expense decreased $32, or 5.0 percent from the same period of 2013, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were down by $79 during the nine months ended September 30, 2014 compared to the same period of 2013 due to a decrease in the assessment rates.

Net occupancy and equipment costs were $2,794, up $250 or 9.8 percent compared to the same period in 2013. The increase was primarily due to increased grounds maintenance and utility expense attributable to harsher winter weather. Building repair and maintenance costs increased for the first nine months of 2014 as compared to the same period of 2013. In addition, equipment costs increased due to a policy change within the Company. Equipment purchases of $5 and under are now expensed rather than capitalized. During the first nine months of 2013, equipment purchases of $1 and under were expensed.

ATM costs were $606, up $123 or 25.5 percent compared to the same period in 2013. The increase is due to an increase in vendor charges in 2014.

Marketing costs were $901, up $324 or 56.2 percent compared to the same period in 2013. The increase is due to efforts to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $1,332, down $140 or 9.5 percent compared to the same period in 2013. The decrease is mainly due to reduced legal and audit fees, investment advisory fees and consulting fees during the first nine months of 2014 as compared to the same period in 2013.

Repossession expenses were $521, down $310 or 37.3 percent compared to the same period in 2013. In the third quarter of 2013, a large settlement was paid to resolve a loan credit. The reduction in repossession expense as of September 30, 2014, is mainly attributable to the settlement in 2013. In addition, expenses related to repossessions are lower this year compared to the same period last year.

Other operating expenses were $5,189, down $98 or 1.9 percent compared to the same period in 2013. This decrease was primarily due to SBA expense and telephone expense. SBA expense decreased in the first nine months of 2014 due a decrease in SBA loan sales as compared to the first nine months of 2013. During the fourth quarter of 2013, the Company installed a new telephone system. As a result, the Company has reduced telephone expenses during the first nine months of 2014 as compared to the first nine months of 2013. Offsetting these reductions is an increase in donation expenses. The Company donated premises and equipment in the third quarter of 2014 with a net value of $135.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the nine months ended September 30, 2014 totaled $2,306, up $1,032 compared to the same period in 2013. The effective tax rates for the nine-month periods ended September 30, 2014 and September 30, 2013 were 24.1% and 19.9%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate is primarily due to an increase in pretax income for the nine month period ending September 30, 2014 as compared to the same period in 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended September 30, 2014 and 2013

The Company had net income of $2,306 for the three months ended September 30, 2014, an increase of $740 from net income of $1,566 for the same three months of 2013. Basic earnings per common share were $0.25 for the quarter ended September 30, 2014, compared to $0.17 for the same period in 2013. Diluted earnings per common share were $0.21 for the quarter ended September 30, 2014, compared to $0.17 for the same period in 2013. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2014 was $10,684, an increase of $767 from $9,917 in the same three months of 2013. The Company’s net interest margin for the three months ended September 30, 2014 and 2013 was 3.94% and 3.78%, respectively. Total interest income for the three months ended September 30, 2014 was $11,667, an increase of $540 from $11,127 in the same three months of 2013. Average earning assets increased 3.4 percent during the quarter ended September 30, 2014 as compared to the same period in 2013. Average loans and non-taxable securities for the third quarter of 2014 increased 8.0 percent and 8.7 percent, respectively, compared to the third quarter of last year. The yield on earning assets increased 7 basis points for the third quarter of 2014 compared to the third quarter of last year. The yield on loans and non-taxable securities decreased 8 basis points and 12 basis points, respectively, compared to the third quarter of 2013. These factors combined resulted in a modest increase in total interest income for the third quarter of 2014. Total interest expense for the three months ended September 30, 2014 was $983, a decrease of $227 from $1,210 in the same three months of 2013. Interest expense on time deposits and FHLB advances decreased $127 and $103, respectively in the third quarter of 2014 compared to the same period in 2013. Average time deposits and FHLB advances for the third quarter of 2014 decreased 6.5 percent and 18.6 percent, respectively compared to the third quarter of 2013. The interest rate paid on time deposits and FHLB advances during the third quarter of 2014 also decreased by 16 basis points and 50 basis points, respectively as compared to the same period in 2013.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2014 and 2013. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2014			2013
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$883,459	$10,218	4.59%	$818,073	$9,621	4.67%
Taxable securities	146,060	845	2.33%	153,734	901	2.34%
Non-taxable securities	64,575	595	5.75%	59,398	579	5.87%
Interest-bearing deposits in other banks	16,628	9	0.21%	43,453	26	0.24%

Total interest-earning assets	$1,110,722	11,667	4.30%	$1,074,658	11,127	4.23%

Noninterest-earning assets:
Cash and due from financial institutions	21,698			21,136
Premises and equipment, net	15,297			16,779
Accrued interest receivable	3,987			3,983
Intangible assets	24,026			24,362
Other assets	7,123			11,191
Bank owned life insurance	19,442			18,927
Less allowance for loan losses	(15,721)			(19,362)

Total Assets	$1,186,574			$1,151,674

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$501,765	$94	0.08%	$486,680	$89	0.07%
Time	226,483	458	0.80%	242,125	585	0.96%
FHLB	31,705	236	2.95%	38,964	339	3.45%
Federal funds purchased	162	—	0.00%	109	—	0.00%
Subordinated debentures	29,427	190	2.56%	29,427	192	2.59%
Repuchase Agreements	17,045	5	0.12%	19,873	5	0.10%

Total interest-bearing liabilities	$806,587	983	0.48%	$817,178	1,210	0.59%

Noninterest-bearing deposits	257,903			218,273
Other liabilities	7,722			14,635
Shareholders’ Equity	114,362			101,588

Total Liabilities and Shareholders’ Equity	$1,186,574			$1,151,674

Net interest income and interest rate spread		$10,684	3.82%		$9,917	3.64%

Net interest margin			3.94%			3.78%

*	- All yields and costs are presented on an annualized basis

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2014 and 2013. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$758	$(161)	$597
Taxable securities	(45)	(11)	(56)
Nontaxable securities	50	(34)	16
Interest-bearing deposits in other banks	(15)	(2)	(17)

Total interest income	$748	$(208)	$540

Interest expense:
Demand and savings	3	2	5
Time	(36)	(91)	(127)
FHLB	(58)	(45)	(103)
Subordinated debentures	—	(2)	(2)
Repurchase agreements	(1)	1	—

Total interest expense	$(92)	$(135)	$(227)

Net interest income	$840	$(73)	$767

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. The Company did not provide for loan losses for the three months ended September 30, 2014, compared to $300 for the same period in 2013. The decrease in provision for loan losses in the third quarter of 2014 is related to the resolution of long term problem credits. These resolutions led either to recovery of past charge offs or to the elimination of a specific allocation due to the resolution of the underlying credit. Management believes the overall adequacy of the reserve for loan losses supported a decreased provision, compared to September 30, 2013.

Noninterest income for the three months ended September 30, 2014 was $3,012, a decrease of $65 or 2.1 percent from $3,077 for the same period of 2013. The primary reasons for the decrease follow.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Service charge fee income for the period ended September 30, 2014 was $1,071, down $17 or 1.6 percent over the same period of 2013. The decrease is primarily due to a decrease in overdraft fees partially offset by an increase in business service charges.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $87 or 11.8 percent during the third quarter of 2014 compared to the same period in 2013. The increase in wealth management revenue is due to both an increase in asset valuations as well as an increase in accounts. These factors were offset by a decrease in assets related to out-of-area accounts inherited from a previous acquisition. First Citizens made the decision to better focus our efforts on local accounts and began the process of moving these accounts out of the Bank. The out-of-area accounts were lower yielding accounts and the lost revenue was more than offset by increased revenue related to other assets under management.

BOLI income decreased $14 or 10.6 percent during the third quarter of 2014 compared to the same period in 2013. The decrease is due to lower yields received in the current year.

Gain on the sale of securities decreased $79 during the third quarter of 2014 compared to the same period of 2013. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $3 or 100.0 percent during the third quarter of 2014 compared to the same period in 2013. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Gain on the sale of loans increased $153 during the third quarter of 2014 compared to the same period of 2013. The increase is due to an increase in volume of loans sold during the third quarter of 2014 as compared to the same period in 2013.

Other noninterest income decreased $199 or 53.4 percent during the third quarter of 2014 compared to the same period in 2013. The decrease is due to a decrease in gain on the sale of OREO property and swap fee income during the third quarter of 2014 as compared to the same period of 2013

Noninterest expense for the three months ended September 30, 2014 was $10,661, a decrease of $84, from $10,745 reported for the same period of 2013. The primary reasons for the decrease follow.

Salary and other employee costs were $5,657, down $96 or 1.7 percent as compared to the same period of 2013. The decrease is mainly due to a decrease in pension costs and insurance cost offset by increases in salaries and commissions expense.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Contracted data processing costs were $369, up $45 or 13.9 percent compared to the same period in 2013 due to increases in cost of technology services.

State franchise taxes decreased by $79 compared to the same period of 2013. Effective January 1, 2014, the State of Ohio’s corporate franchise tax was replaced with the financial institutions tax (FIT). The new tax is based on equity capital, whereas, the corporate franchise tax was based on net worth. In addition, the new law lowered tax rates.

Amortization expense decreased $11, or 5.2 percent from the same period of 2013, as a result of scheduled amortization of intangible assets associated with mergers.

FDIC assessments were down by $21 during the quarter ended September 30, 2014 compared to the same period of 2013 due to a decrease in the assessment rates.

Net occupancy and equipment costs were $830, up $17 or 2.1 percent compared to the same period in 2013. Equipment costs increased due to a policy change within the Company. Equipment purchases of $5 and under are now expensed rather than capitalized. During the third quarter of 2013, equipment purchases of $1 and under were expensed.

ATM costs were $203, up $36 or 21.6 percent compared to the same period in 2013. The increase is due to an increase in vendor charges in 2014.

Marketing costs were $300, up $108 or 56.3 percent compared to the same period in 2013. The increase is due to efforts to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $538, up $43 or 8.7 percent compared to the same period in 2013. The increase is mainly due to increased consulting fees related to merger expenses paid during the third quarter of 2014 as compared to the same period in 2013.

Repossession expenses were $187, down $187 or 50.0 percent compared to the same period in 2013. In the third quarter of 2013, a large settlement was paid to resolve a loan credit. The reduction in repossession expense as of September 30, 2014, is mainly attributable to the settlement in 2013.

Other operating expenses were $1,924, up $61 or 3.3 percent compared to the same period in 2013. This increase was primarily due to increased donation expenses. The Company donated premises and equipment in the third quarter of 2014 with a net value of $135. This increase was offset by a reduction in SBA expense and telephone expense. SBA expense decreased in the third quarter of 2014 due a decrease in SBA loan sales as compared to the third quarter of 2013. During the fourth quarter of 2013, the Company installed a new telephone system. As a result, the Company has reduced telephone expenses during the third quarter of 2014 as compared to the third quarter of 2013.

Income tax expense for the three months ended September 30, 2014 totaled $729, up $346 compared to the same period in 2013. The effective tax rates for the three-month periods ended September 30, 2014

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

and September 30, 2013 were 24.0% and 19.7%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate is primarily due to an increase in pretax income for the third quarter of 2014 as compared to the same period in 2013.

Capital Resources

Shareholders’ equity totaled $115,883 at September 30, 2014 compared to $128,376 at December 31, 2013. The decrease in shareholders’ equity resulted from net income of $7,257, a $2,812 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $2,841, which were more than offset by dividends on preferred shares and common shares of $1,467 and $1,079, respectively, and the redemption of Series A preferred shares of $22,857. All of the Company’s capital ratios exceeded the regulatory guidelines for capital adequacy and for treatment as “well capitalized” under prompt corrective action provisions, as of September 30, 2014 and December 31, 2013 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	Leverage Ratio
Corporation Ratios - September 30, 2014	15.0%	13.8%	10.3%
Corporation Ratios - December 31, 2013	17.1%	15.8%	11.6%
For Capital Adequacy Purposes	8.0%	4.0%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	6.0%	5.0%

The Company paid a cash dividend of $0.04 per common share on February 1, 2014 and cash dividends of $0.05 per common share each on May 1 and August 1, 2014. In 2013, the Company paid a cash dividend of $0.03 per common share on February 1 and cash dividends of $0.04 per common share each on May 1 and August 1. The Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $266 at the time of redemption, which was completed on February 15, 2014. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014 and 6.50% cash dividends on its Series B preferred shares in the amount of approximately $406 each on June 16 and September 15, 2014.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $135, or 0.1 percent of the total security portfolio. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

First Citizens Banc Corp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net cash provided by operations for the period ended September 30, 2014 was $11,043. This includes net income of $7,257 plus net adjustments of $3,786 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans, net change in other assets and accrued expenses and provision for loan losses of $29,616, $1,347 and $1,500, respectively. This increase was offset by loans originated for sale of $30,107. Cash used by investing activities was $22,406 for the period ended September 30, 2014. Cash received from investing activities is primarily from maturing and called securities, sold securities and the redemption of FHLB stock of $38,343, $18,088 and $3,009, respectively. This increase in cash was offset by security purchases, net loan repayments and consumer loan purchases of $54,425, $25,406 and $3,120, respectively. Cash provided from financing activities for the first nine months of 2014 totaled $1,305. The increase of cash from financing activities is due to the net change in deposits and FHLB advances of $38,159 and $18,700, respectively for the first nine months of 2014. Noninterest-bearing deposits increased $18,178 from year-end 2013, while interest-bearing deposits, including savings and time deposits, increased $19,981 during the first nine months of 2014. Cash of $22,857 was used to repurchase the Company’s Series A Preferred Stock during the first quarter of 2014. In addition, securities sold under agreements to repurchase increased $75 and $2,546 was used to pay dividends. Cash and cash equivalents decreased from $34,186 at December 31, 2013 to $24,128 at September 30, 2014.

Future loan demand of Citizens may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Citizens maintains federal funds borrowing lines totaling $35,000. As of September 30, 2014, Citizens had total credit availability with the FHLB of $124,503, with a remaining borrowing capacity of approximately $75,103.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2013 and September 30, 2014, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2014 and December 31, 2013.

First Citizens Banc Corp

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had no significant derivative financial instruments or trading portfolio as of December 31, 2013 or September 30, 2014. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2014			December 31, 2013
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	163,426	14,642	10%	154,501	8,613	6%
+100bp	157,729	8,945	6%	151,871	5,983	4%
Base	148,784	—	—	145,888	—	—
-100bp	150,808	2,024	1%	160,141	14,253	10%

The change in net portfolio value from December 31, 2013 to September 30, 2014, can be attributed to two factors. The yield curve has seen a downward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the mix of assets and funding sources has changed. The mix of assets has shifted toward loans and cash and away from securities, which leads to less volatility. The funding mix shifted from CDs and borrowed money to deposits, which tends to increase volatility. The shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase more quickly than the fair value of liabilities.

First Citizens Banc Corp

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2014, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 15, 2008)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S- T: (i) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and nine months ended September 30, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

First Citizens Banc Corp

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Citizens Banc Corp

/s/ James O. Miller	November 7, 2014
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 7, 2014
Todd A. Michel	Date
Senior Vice President, Controller

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated as September 10, 2014, by and among First Citizens Banc Corp, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 15, 2008).	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

First Citizens Banc Corp

Index to Exhibits

Form 10-Q

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from First Citizens Banc Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and nine months ended September 30, 2014; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2014 and 2013; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith