Form 10-K
period 2014-12-31
FIRST CITIZENS BANC CORP /OH
filed 2015-03-13
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001- 36192

First Citizens Banc Corp

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

100 East Water Street, Sandusky, Ohio	44870
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 625-4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred share, Series B, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2014 was $60,305,367. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.

As of February 28, 2015, there were 7,800,494 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders to be held on April 21, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

FIRST CITIZENS BANC CORP (FCBC) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. FCBC’s office is located at 100 East Water Street, Sandusky, Ohio. FCBC and its subsidiaries are sometimes referred to together as the Company. The Company had total consolidated assets of $1,213,191 at December 31, 2014.

THE CITIZENS BANKING COMPANY (Citizens), owned by FCBC since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Citizens was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Citizens surrendered its trust charter and began operation as The Citizens Banking Company. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty and Quincy. Citizens accounted for 99.8% of the Company’s consolidated assets at December 31, 2014.

A new name for the bank is being introduced during the first quarter of 2015. The new name, Civista Bank, fulfills our strategic direction to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other Citizens’ Banks in existing and prospective markets. Created from the words, “civic” and “vista”, Civista uniquely reflects our commitment to the community, our Citizens heritage and our view toward the future. Our commitment to community banking and our shareholders remains at the heart of all we do.

FIRST CITIZENS INSURANCE AGENCY, INC. (Insurance Agency) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of the Insurance Agency were not significant as of December 31, 2014.

WATER STREET PROPERTIES (Water St.) was formed in 2003 to hold properties repossessed by FCBC subsidiaries. Assets of Water St. were not significant as of December 31, 2014.

FC REFUND SOLUTIONS, INC. (FCRS) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2014.

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

General

The Company’s primary business is incidental to the subsidiary bank. Citizens, located in Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 67% of total revenue for 2014, 68% of total revenue for 2013, and 69% of total revenue for 2012. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 30% of the total loan portfolio in 2014, 29% of the total loan portfolio in 2013 and 31% of the total loan portfolio in 2012. Commercial real estate loans comprised 49% of the total loan portfolio in 2014, 52% in 2013, and 53% in 2012. Commercial and agriculture loans comprised 12% of the total loan portfolio in 2014, 13% in 2013, and 12% in 2012. Citizens’ loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to FCBC.

On a parent company only basis, FCBC’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Citizens. The ability of Citizens to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Citizens may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2014, Citizens had available net profits to pay anticipated dividends.

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

Employees

FCBC has no employees. Citizens employs approximately 303 full-time equivalent employees to whom a variety of benefits are provided. FCBC and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

The Bank Holding Company Act: As a financial holding company, FCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, FCBC is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require. The Federal Reserve Board also has extensive enforcement authority over financial and bank holding companies, including the ability to assess civil money penalties, issue cease and desist and removal orders, and require that a financial or bank holding company divest subsidiaries, including its subsidiary banks.

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

Regulatory Capital Requirements: Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that met certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including FCBC and Citizens, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at 0.625%. The implementation of Basel III is not expected to have a material impact on FCBC’s or Citizens’ capital ratios.

At December 31, 2014, both FCBC and Citizens were in compliance with these capital requirements. For FCBC’s capital ratios, see Note 18 to the Company’s 2014 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Citizens’ capital at December 31, 2014, met the standards for the highest capital category, a “well-capitalized” bank.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2014 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I. Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2014, 2013 and 2012 is included on pages 11 through 13 - “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rates”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2014 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2014	2013	2012
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government agencies	$42,902	$51,560	$54,286
Obligations of states and political subdivisions	88,021	80,625	79,806
Mortgage-backed securities in government sponsored entities	66,442	66,979	69,435

Total debt securities	197,365	199,164	203,527

Equity securities in financial institutions	540	449	434

Total	$197,905	$199,613	$203,961

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2014 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government agencies	$—	—	$22,740	0.98%	$14,800	1.32%	$5,362	1.35%
Obligations of states and political subdivisions (1)	629	1.25	4,983	2.39	21,391	4.15	61,018	4.15
Mortgage-backed securities in government sponsored entities	—	—	19,729	1.42	13,532	1.80	33,181	2.79

Total	$629	1.25%	$47,452	1.36%	$49,723	3.08%	$99,561	3.43%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III. Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial and agriculture	$114,186	$115,875	$100,661	$86,395	$84,913
Commercial real estate - owner occupied	143,014	161,014	156,509	185,140	187,164
Commercial real estate - non-owner occupied	308,666	282,832	278,299	186,712	149,087
Residential real estate	268,510	250,691	250,598	274,995	295,038
Real estate construction	65,452	39,964	19,677	39,790	39,341
Consumer and other	15,029	10,865	9,809	12,236	11,780

	$914,857	$861,241	$815,553	$785,268	$767,323

Commercial loans are those made for commercial, industrial and professional purposes to individuals, sole proprietorships, partnerships, corporations and other business enterprises. Agriculture loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agriculture loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% in the case of certain stocks, to 100% in the case of savings or time deposit accounts. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2014 and 2013, the Company was contingently liable for $1,207 and $2,611, respectively, with respect to outstanding letters of credit. In addition, Citizens had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2014 and 2013, Citizens had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $192,249 and $184,300, respectively. Of these amounts, $170,123 and $163,198 represented lines of credit and construction loans, and $22,126 and $21,102 represented overdraft protection commitments at December 31, 2014 and 2013, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2014 and 2013.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, and real estate construction loans outstanding as of December 31, 2014, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and agriculture	$37,041	$51,558	$25,587	$114,186
Commercial real estate - owner occupied	4,384	25,457	113,173	143,014
Commercial real estate - non-owner occupied	10,435	69,642	228,589	308,666
Real estate construction	8,127	24,924	32,401	65,452

	$59,987	$171,581	$399,750	$631,318

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$83,851	$87,730
Due after five years	42,389	357,361

	$126,240	$445,091

The preceding maturity information is based on contract terms at December 31, 2014 and does not include any possible “rollover” at maturity date. In the normal course of business, Citizens considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$13,558	$20,459	$29,855	$25,768	$22,175
Loans contractually past due 90 days or more as to principal or interest payments (2)	—	—	80	1,301	2,241
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	4,928	5,234	7,250	10,284	8,561

Total	$18,486	$25,693	$37,185	$37,353	$32,977

Impaired loans included in above totals	$7,101	$12,458	$19,302	$15,472	$8,784
Impaired loans not included in above totals	4,048	5,599	6,788	11,908	10,389

Total impaired loans	$11,149	$18,057	$26,090	$27,380	$19,173

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectability of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agriculture, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2014, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2014. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2014 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $758. The amount of interest income on such loans actually included in net income in 2014 was $761.

Interest income recognition associated with impaired loans was as follows.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$570	$989	$1,818	$2,028	$654

At December 31, 2014 and 2013, Citizens’ loan portfolio included industry concentrations for: Lessors of Real Estate; Agriculture; Accommodations & Restaurants; Construction Services; and Manufacturing. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of Citizens’ capital, inclusive of the allowance for loan losses. In addition, management believes that Citizens’ most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2014.

IV. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$874,432	$819,152	$780,786	$763,918	$784,263

Allowance for loan losses at beginning of year	$16,528	$19,742	$21,257	$21,768	$15,271
Loan charge-offs:
Commercial and agriculture	338	483	841	2,447	2,710
Commercial real estate - owner occupied	1,661	989	1,644	1,612	4,201
Commercial real estate - non-owner occupied	198	815	1,796	2,949	452
Real estate mortgage	2,449	2,907	4,506	3,748	4,029
Real estate construction	—	136	446	981	799
Consumer and other	135	220	246	193	460

	4,781	5,550	9,479	11,930	12,651
Recoveries of loans previously charged-off:
Commercial and agriculture	249	141	353	307	303
Commercial real estate - owner occupied	363	265	287	296	646
Commercial real estate - non-owner occupied	50	184	325	94	4
Real estate mortgage	292	458	397	429	99
Real estate construction	6	108	131	387	—
Consumer and other	61	80	71	106	156

	1,021	1,236	1,564	1,619	1,208

Net charge-offs (1)	(3,760)	(4,314)	(7,915)	(10,311)	(11,443)
Provision for loan losses (2)	1,500	1,100	6,400	9,800	17,940

Allowance for loan losses at year end	$14,268	$16,528	$19,742	$21,257	$21,768

Allowance for loan losses as a percent of loans at year-end	1.56%	1.92%	2.42%	2.71%	2.84%

Ratio of net charge-offs during the year to average loans outstanding	0.43%	0.53%	1.01%	1.35%	1.46%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deteriorization of specific businesses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2014		2013
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$1,822	12.5%	$2,841	13.5%
Commercial real estate - owner occupied	2,580	15.6	3,263	18.7
Commercial real estate - non-owner occupied	4,798	33.7	4,296	32.8
Real estate mortgage	3,747	29.3	5,224	29.1
Real estate construction	428	7.2	184	4.6
Consumer and other	196	1.6	214	1.3
Unallocated	697	—	506	—

	$14,268	100.0%	$16,528	100.0%

	2012		2011
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$2,811	12.3%	$2,876	11.0%
Commercial real estate - owner occupied	4,836	19.2	6,011	23.6
Commercial real estate - non-owner occupied	5,303	34.1	4,560	23.8
Real estate mortgage	5,780	30.7	5,796	35.0
Real estate construction	349	2.4	974	5.1
Consumer and other	246	1.3	719	1.5
Unallocated	417	—	321	—

	$19,742	100.0%	$21,257	100.0%

	2010
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and agriculture	$3,639	11.1%
Commercial real estate - owner occupied	5,920	24.4
Commercial real estate - non-owner occupied	3,907	19.4
Real estate mortgage	4,569	38.5
Real estate construction	2,139	5.1
Consumer and other	726	1.5
Unallocated	868	—

	$21,768	100.0%

Citizens measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on an eight quarter loss migration analysis, adjusted for current economic factors. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.92% in 2013 to 1.56% in 2014. The unallocated reserve of Citizens increased to $697 in 2014 from $506 in 2013. Management considers both the increase in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2014		2013		2012
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$297,003	N/A	$233,592	N/A	$194,418	N/A
Interest-bearing demand deposits	184,961	0.05%	183,861	0.07%	157,193	0.14%
Savings, including Money Market deposit accounts	316,447	0.09%	301,193	0.09%	290,630	0.10%
Certificates of deposit, including IRA’s	227,682	0.84%	246,724	0.97%	272,610	1.20%

	$1,026,093		$965,370		$914,851

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2014 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$12,995	$751	$13,746
Over 3 through 6 months	9,354	405	9,759
Over 6 through 12 months	13,338	1,102	14,440
Over 12 months	17,982	2,602	20,584

	$53,669	$4,860	$58,529

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2014 Annual Report. The common share dividend payout ratio was 15.4% in 2014, 18.7% in 2013, 16.6% in 2012, 5.8% in 2011 and 0% in 2010.

Short-term Borrowings

See Note 9 to the consolidated financial statements (located on page 62 of the 2014 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential” (located on pages 11 through 13 of the 2014 Annual Report) for the statistical disclosures for short-term borrowings for 2014 and 2013.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in FDIC insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; increased competition in our market area; failures to manage growth and/or effectively integrate acquisitions; and other risks identified from time-to-time in the Company’s other public documents on file with the Securities and Exchange Commission, including those risks set forth under Item 1A of Part 1 of this Annual Report on Form 10-K.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Moreover, our lending and deposit gathering activities are concentrated in Central and North Central Ohio, with approximately 71.8% of our loan portfolio and approximately 80.1% of our deposits as of December 31, 2014 concentrated in a seven county region in North Central Ohio and approximately 28.2% of our loan portfolio and approximately 19.9% of our deposits as of December 31, 2014 concentrated in a four county region in Central Ohio. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis. During the last several years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions. Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values, a decrease in the demand for our loans and other products and services, a further impairment of certain intangible assets, such as goodwill, and an increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, an increase in our provision for loan losses, and valuation adjustments on loans held for sale, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A SUBSTANTIAL AMOUNT OF OUR LOAN PORTFOLIO CONSISTS OF RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. SUSTAINED WEAKNESS OR DETERIORATION IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2014, approximately 29.3% and 49.4%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. The volume and credit quality of these loans has been volatile in the last several years. The commercial and residential real estate markets continue to experience challenges in our markets. Economic factors both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate Citizens uses to secure its loans. Continued weakness in the economy or a prolonged recovery, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

WE MAY FAIL TO REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE TCNB TRANSACTION

The success of our acquisition of TCNB and The Citizens National Bank of Southwestern Ohio (“TCNB Bank”) will depend, in part, on our ability to (i) realize the anticipated benefits and cost savings from combining the businesses of TCNB and TCNB Bank with the existing businesses of the Company and its subsidiaries and (ii) combine our respective businesses in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, we must successfully combine and integrate the businesses of TCNB and TCNB Bank. If we are not able to achieve these objectives, the anticipated synergies, cost savings and other benefits of the transaction may not be realized fully or at all or may take longer to realize than expected.

The Company and TCNB and their respective subsidiaries have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also require significant management attention and resources that will not be available for normal operations. In addition, the merger and integration will result in the Company entering markets where we do not currently have a meaningful presence and could result in deposit and other customer losses.

WE COULD EXPERIENCE DIFFICULTIES IN MANAGING OUR GROWTH AND EFFECTIVELY INTEGRATING THE OPERATIONS OF TCNB AND ITS SUBSIDIARY.

Our earnings, financial condition and prospects after the consummation of the TCNB merger transaction will depend in part on our ability to integrate successfully the operations of TCNB and TCNB Bank and to continue to implement our own business plan. We may not be able to achieve fully the strategic objectives and operating efficiencies in the merger. The costs or difficulties relating to the integration of TCNB and TCNB Bank within our organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity. In addition, the markets and industries in which the Company and TCNB and their respective subsidiaries operate are highly competitive. We may lose our customers or customers of TCNB and TCNB Bank as a result of the merger. We may also lose key personnel, either from the Company or from TCNB and TCNB Bank, as a result of the merger. These factors could contribute to the Company not fully achieving the expected benefits from the merger.

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

In July 2013, our primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rules will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The rules began to phase in on January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company, and will be fully phased in by January 1, 2019. Until the rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

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

OUR BUSINESS AND FINANCIAL RESULTS ARE SUBJECT TO RISKS ASSOCIATED WITH THE CREDITWORTHINESS OF OUR CUSTOMERS AND COUNTERPARTIES.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties and by diversifying our loan portfolio. Many factors impact credit risk.

A borrower’s ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, and provision for loan losses.

Despite maintaining a diversified loan portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or counterparty. Events adversely affecting specific customers, industries, regions or markets, a decrease in the credit quality of a customer base or an adverse change in the risk profile of a market, industry, or group of customers could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

WE COULD FACE LEGAL AND REGULATORY RISK ARISING OUT OF OUR RESIDENTIAL MORTGAGE BUSINESS.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the business of mortgage and home equity loan lending and servicing and in the mortgage-related insurance and reinsurance industries. We could face the risk of class actions, other litigation and claims from: the owners of or purchasers of such loans originated or serviced by us, homeowners involved in foreclosure proceedings or various mortgage-related insurance programs, downstream purchasers of homes sold after foreclosure, title insurers, and other potential claimants. Included among these claims are claims from purchasers of mortgage and home equity loans seeking the repurchase of loans where the loans allegedly breached origination covenants and representations and warranties made to the purchasers in the purchase and sale agreements. The CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers in the event of certain violations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

FCBC neither owns nor leases any properties. Citizens owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of FCBC. Citizens also owns branch banking offices in the following Ohio communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), and Quincy. Citizens leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty and Willard.

Item 3. Legal Proceedings

The Corporation has previously disclosed pending litigation related to a proposed sale of real estate that it owns near one of its branches. The litigation involves allegations that the Corporation breached an agreement to sell the real estate. The Corporation has presented a number of defenses and has filed a counterclaim in the litigation. As a result of responses to discovery in the litigation, the Corporation has obtained information that the amount of the damages claimed by the plaintiff is approximately $330,000.00. The Corporation continues to vigorously defend the litigation and to dispute the claims made against it, including that it has any liability in the litigation, that plaintiff has suffered the damages claimed, and that any of the damages claimed can be recovered from the Corporation.

The Corporation has been named as a third party defendant in a legal action involving a former borrower. The borrower’s loan was included in a pool of loans sold by the Corporation. The purchaser of the loan initiated the legal action to collect the loan. The borrower responded with claims that both the purchaser and the Corporation breached agreements. The Corporation intends to vigorously defend against the claims. While the amount of damage claimed by the borrower has not been specified, the Corporation does not believe that the amount would have a material impact on its financial condition.

There were no other new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which FCBC’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2014 Annual Report.

As of February 20, 2015, there were approximately 1,229 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions on the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during 2014.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2014 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 17 of the 2014 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 18 through 19 of the 2014 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 30 through 86 of the 2014 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 21 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 82 of the 2014 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2014 and 2013

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

Consolidated Comprehensive Income Statements

For the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2014, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 21 through 23 of the 2014 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2014 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Company”, “Beneficial Ownership of Common Shares of the Company - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees - Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance - Nominating Procedure” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2014 Compensation of Directors” in the 2015 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2015 Proxy Statement is incorporated herein by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance - Transactions with Directors, Officers and Associates” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2015 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1	Financial Statements. First Citizens Banc Corp’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 30 through 86 of the 2014 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2014 and 2013

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

Consolidated Comprehensive Income Statements

For the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated as September 10, 2014, by and among First Citizens Banc Corp, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 15, 2008).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Annual Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

4.4	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of First Citizens Banc Corp.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Deposit Agreement dated December 1, 2013, among First Citizens Banc Corp, Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.7	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.2*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	First Citizens Banc Corp 2014 Incentive Plan	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Registration Statement Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2014 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2014 and 2013; (iii) Consolidated Comprehensive Income Statements for each of the two years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2014 and 2013; (v) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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
Todd A. Michel, Senior Vice President (Principal Financial Officer)

Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2015 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler Thomas A. Depler, Director	/s/ Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA, Director

/s/ Allen R. Maurice Allen R. Maurice, Director	/s/ David A. Voight David A. Voight, Former Chairman of the Board

/s/ James O. Miller James O. Miller, President & CEO, Chairman of the Board	/s/ Daniel J. White Daniel J. White, Director

/s/ W. Patrick Murray W. Patrick Murray, Director

FIRST CITIZENS BANC CORP

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

INDEX TO EXHIBITS

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated as September 10, 2014, by and among First Citizens Banc Corp, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of First Citizens Banc Corp on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(B) to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens Banc Corp.	Filed as Exhibit 3.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of First Citizens Banc Corp to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp.	Filed as Exhibit 3.4 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.2	Amended and Restated Code of Regulations of First Citizens Banc Corp (adopted April 15, 2008).	Filed as Exhibit 3.2 to First Citizens Banc Corp’s Annual Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.1	Form of Certificate for Registrant’s Common Stock	Filed as Exhibit 4.1 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Shares, Series A	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Registration Statement on Form S-1 filed May 22, 2012, and incorporated herein by reference. (File No. 333-181579)

4.3	Letter Agreement, dated January 20, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First Citizens Banc Corp and the U.S. Department of the Treasury.	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference (File No. 0-25980).

4.4	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of First Citizens Banc Corp	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of First Citizens Banc Corp.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Deposit Agreement dated December 1, 2013, among First Citizens Banc Corp, Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to First Citizens Banc Corp’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.7	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Change in Control Agreement - James O. Miller.	Filed as Exhibit 10.6 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.2*	Change in Control Agreement - Todd A. Michel.	Filed as Exhibit 10.8 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 and incorporated herein by reference (File No. 0-25980).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	First Citizens Banc Corp 2014 Incentive Plan	Filed as Exhibit 10.1 to First Citizens Banc Corp’s Registration Statement Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 20 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	First Citizens Banc Corp 2014 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of FCBC	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from First Citizens Banc Corp’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for each of the two years ended December 31, 2014 and 2013; (iii) Consolidated Comprehensive Income Statements for each of the two years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended December 31, 2014 and 2013; (v) Consolidated Statement of Cash Flows for each of the two years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement