Form 10-Q
period 2015-03-31
CIVISTA BANCSHARES, INC.
filed 2015-05-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36192

Civista Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Water Street, Sandusky, Ohio	44870
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 625-4121

First Citizens Banc Corp

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 7, 2015 - 7,826,595 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$142,339	$29,858
Securities available for sale	199,693	197,905
Loans held for sale	2,919	2,410
Loans, net of allowance of $14,315 and $14,268	969,790	900,589
Other securities	13,400	12,586
Premises and equipment, net	16,163	14,400
Accrued interest receivable	3,977	3,852
Goodwill	26,841	21,720
Other intangibles	2,949	2,025
Bank owned life insurance	19,754	19,637
Other assets	9,414	8,209

Total assets	$1,407,239	$1,213,191

LIABILITIES
Deposits
Noninterest-bearing	$388,691	$250,701
Interest-bearing	808,625	718,217

Total deposits	1,197,316	968,918
Federal Home Loan Bank advances	17,500	65,200
Securities sold under agreements to repurchase	21,488	21,613
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	22,581	12,124

Total liabilities	1,288,312	1,097,282

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series B Preferred stock, $1,000 liquidation preference, 24,111 shares issued at March 31, 2015 and 25,000 shares issued at December 31, 2014, net of issuance costs	22,309	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,569,557 shares issued at March 31, 2015 and 8,455,881 shares issued at December 31, 2014	115,193	114,365
Accumulated deficit	(1,924)	(4,306)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	584	(47)

Total shareholders’ equity	118,927	115,909

Total liabilities and shareholders’ equity	$1,407,239	$1,213,191

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$10,246	$9,782
Taxable securities	832	872
Tax-exempt securities	624	574
Federal funds sold and other	60	87

Total interest income	11,762	11,315

Interest expense
Deposits	542	615
Federal Home Loan Bank advances	121	324
Subordinated debentures	179	205
Securities sold under agreement to repurchase	5	6

Total interest expense	847	1,150

Net interest income	10,915	10,165
Provision for loan losses	400	750

Net interest income after provision for loan losses	10,515	9,415

Noninterest income
Service charges	1,055	1,010
Net gain on sale of securities	—	4
Net gain on sale of loans	204	118
ATM fees	449	430
Trust fees	767	788
Bank owned life insurance	117	130
Tax refund processing fees	1,600	1,877
Other	210	267

Total noninterest income	4,402	4,624

Noninterest expense
Salaries, wages and benefits	5,899	5,726
Net occupancy expense	624	688
Equipment expense	363	342
Contracted data processing	448	344
Federal deposit insurance assessment	237	237
State franchise tax	239	210
Professional services	456	391
Amortization of intangible assets	142	202
ATM expense	283	203
Marketing	179	300
Other operating expenses	1,733	1,785

Total noninterest expense	10,603	10,428

Income before taxes	4,314	3,611
Income tax expense	1,143	899

Net Income	3,171	2,712
Preferred stock dividends	404	655

Net income available to common shareholders	$2,767	$2,057

Earnings per common share, basic	$0.36	$0.27

Earnings per common share, diluted	$0.29	$0.22

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014

Net income	$3,171	$2,712

Other comprehensive income:
Unrealized holding gains on available for sale securities	886	1,992
Tax effect	(301)	(677)
Pension liability adjustment	70	43
Tax effect	(24)	(15)

Total other comprehensive income	631	1,343

Comprehensive income	$3,802	$4,055

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Shares	Income (Loss)	Equity

Balance, December 31, 2014	25,000	$23,132	7,707,917	$114,365	$(4,306)	$(17,235)	$(47)	$115,909

Net Income	—	—	—	—	3,171	—	—	3,171

Other comprehensive income	—	—	—	—	—	—	631	631

Conversion of Series B preferred shares to common shares	(889)	(823)	113,676	822	—	—	—	(1)

Stock-based compensation	—	—	—	6	—	—	—	6

Common stock dividends ($.05 per share)	—	—	—	—	(385)	—	—	(385)

Preferred stock dividend	—	—	—	—	(404)	—	—	(404)

Balance, March 31, 2015	24,111	$22,309	7,821,593	$115,193	$(1,924)	$(17,235)	$584	$118,927

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014

Net cash from operating activities	$13,001	$6,269

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	3,371	18,691
Purchases of securities, available-for-sale	(8,137)	(36,495)
Sale of securities available for sale	3,518	15,013
Redemption of Federal Reserve stock	—	11
Redemption of Federal Home Loan Bank stock	—	2,999
Purchase of Federal Reserve stock	(97)	—
Net loan repayments	7,234	3,247
Proceeds from sale of other real estate owned properties	35	72
Cash acquired in acquisition, net of purchase price	926	—
Proceeds from sale of premises and equipment	—	167
Purchases of property and equipment	(285)	(182)

Net cash provided by investing activities	6,565	3,523

Cash flows from financing activities:
Repayment of FHLB advances	(5,000)	(9)
Net change in short-term FHLB advances	(42,700)	—
Increase in deposits	141,529	102,345
Decrease in securities sold under repurchase agreements	(125)	(2,104)
Repayment of series A preferred stock	—	(22,857)
Common dividends paid	(385)	(308)
Preferred dividends paid	(404)	(655)

Net cash provided by financing activities	92,915	76,412

Increase in cash and due from financial institutions	112,481	86,204
Cash and due from financial institutions at beginning of period	29,858	34,186

Cash and due from financial institutions at end of period	$142,339	$120,390

Cash paid during the period for:
Interest	$837	$1,155
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$9	$89

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(In thousands)

Three months ended March 31, 2015

Acquisition of TCNB Financial Corp.

Noncash assets acquired:
Loans receivable	$76,830
FHLB Stock	716
Accrued interest receivable	194
Premises and equipment, net	1,739
Core deposit intangible	1,009
Other assets	1,265

Total non cash assets acquired	81,753

Liabilities assumed:
Deposits	86,869
Other liabilities	5

Total liabilities assumed	86,874

Net noncash assets acquired (Goodwill)	$5,121

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Effective as of May 1, 2015, our holding company will change its name from First Citizens Banc Corp to Civista Bancshares, Inc. (CBI). The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2015 and its results of operations and changes in cash flows for the periods ended March 31, 2015 and 2014 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2014 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one to Lessors of Residential Buildings and Dwellings totaling $209,673 or 21.3 percent of total loans as of March 31, 2015 and the other to Owners of Residential Buildings and Dwellings totaling $139,814 or 14.2 percent of total loans as of March 31, 2015. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2015. Revenue from Water St. was less than 1.0% of total revenue through March 31, 2015. Management considers the Company to operate primarily in one reportable segment, banking.

Civista Bancshares, Inc.

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

Business Combinations: At the date of acquisition the Company records the net assets of the acquired companies on the Consolidated Balance Sheet at their estimated fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Income during the period incurred.

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

Adoption of New Accounting Standards:

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Adoption of this Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. See Note 4 to the consolidated financial statements for the disclosure for troubled debt restructurings.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Company’s financial statements.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Merger

On March 6, 2015, CBI completed the acquisition by merger of TCNB Financial Corp. (“TCNB”) in an all-cash transaction for aggregate consideration of $17,226 million, or $23.50 per share of TCNB stock. The Company and TCNB had first announced that they had entered into an agreement to merge in September of 2014. Immediately following the merger, TCNB’s banking subsidiary, The Citizens National Bank of Southwestern Ohio, was merged into CBI’s banking subsidiary, Civista Bank.

Prior to the merger, TCNB had total assets of $97,479, including $76,771 in loans and $86,708 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of TCNB have been included in the Company’s Consolidated Financial Statements since the close of business on March 6, 2015. The aggregate of the purchase price over the fair value of the net assets acquired of approximately $5,121 was recorded as goodwill and will be evaluated for impairment on an annual basis.

The following table presents financial information for the former TCNB Financial Corp. included in the Consolidated Statements of Income from the date of acquisition through March 31, 2015.

Actual From Acquisition Date Through March 31, 2015 (in thousands)
Net interest income after provision for loan losses	$252
Noninterest income	11

Net income	$48

The following table presents unaudited pro forma information as if the acquisition of TCNB had occurred on January 1, 2014. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	Pro Formas
	Three months ended March 31,
	2015	2014
Net interest income after provision for loan losses	$11,508	$10,462
Noninterest income	4,834	4,713

Net income	$2,598	$2,910

Pro forma earnings per share:
Basic	$0.28	$0.29
Diluted	$0.24	$0.24

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for TCNB. Core deposit intangibles and other intangibles will be amortized over periods of between five and ten years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

	At March 6, 2015
Total purchase price		$17,226

Net assets acquired:
Cash and short-term investments	18,152
Loans, net	76,830
Other securities	716
Premises and equipment	1,739
Accrued interest receivable	194
Goodwill	5,121
Core deposit intangible	1,009
Other assets	1,265
Noninterest-bearing deposits	(18,263)
Interest-bearing deposits	(68,606)
Other liabilities	(5)
		18,152

Cash acquired in acquisition		$926

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgment in accounting for the acquisition. The following is a description of the methods used to determine fair value of significant assets and liabilities at the acquisition date:

Cash and short-term investments: The Company acquired $18.2 million in cash and short-term investments, which management deemed to reflect fair value based on the short term nature of the asset.

Loans: The Company acquired $76.8 million in loans receivable with and without evidence of credit quality deterioration. The loans consisted of commercial loans, commercial real estate loans, residential mortgage loans which include home equity secured lines of credit, real estate construction and consumer and other loans.

This acquisition provided the Company with the strategic opportunity to expand into new markets that, while similar to existing markets, are projected to be more vibrant in population growth and business opportunity growth. Additionally, the acquisition will provide exposure to suburbs of larger urban areas without the commitment of operating inside large metropolitan areas dominated by regional and national financial organizations. The acquisition also creates synergies on the operational side of the Company by allowing noninterest expenses to be spread over a larger operating base.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$42,542	$253	$(21)	$42,774
Obligations of states and political subdivisions	85,619	5,192	(219)	90,592
Mortgage-backed securities in government sponsored entities	64,512	1,302	(59)	65,755

Total debt securities	192,673	6,747	(299)	199,121

Equity securities in financial institutions	481	91	—	572

Total	$193,154	$6,838	$(299)	$199,693

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$42,910	$115	$(123)	$42,902
Obligations of states and political subdivisions	83,215	5,112	(306)	88,021
Mortgage-backed securities in government sponsored entities	65,646	976	(180)	66,442

Total debt securities	191,771	6,203	(609)	197,365

Equity securities in financial institutions	481	59	—	540

Total	$192,252	$6,262	$(609)	$197,905

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2015, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$630	$631
Due after one year through five years	27,680	27,900
Due after five years through ten years	34,948	36,552
Due after ten years	64,903	68,283
Mortgage-backed securities	64,512	65,755
Equity securities	481	572

Total securities available for sale	$193,154	$199,693

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended
	March 31,
	2015	2014
Sale proceeds	$3,518	$15,013
Gross realized gains	—	4
Gross realized losses	—	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $142,329 and $137,898 as of March 31, 2015 and December 31, 2014, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2015 and December 31, 2014 not recognized in income are as follows:

March 31, 2015	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$1,005	$(1)	$4,884	$(20)	$5,889	$(21)
Obligations of states and political subdivisions	5,487	(69)	3,059	(150)	8,546	(219)
Mortgage-backed securities in gov’t sponsored entities	327	—	8,717	(59)	9,044	(59)

Total temporarily impaired	$6,819	$(70)	$16,660	$(229)	$23,479	$(299)

December 31, 2014	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$7,664	$(17)	$11,888	$(106)	$19,552	$(123)
Obligations of states and political subdivisions	853	(11)	5,647	(295)	6,500	(306)
Mortgage-backed securities in gov’t sponsored entities	12,289	(29)	11,492	(151)	23,781	(180)

Total temporarily impaired	$20,806	$(57)	$29,027	$(552)	$49,833	$(609)

At March 31, 2015, there were twenty-seven securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Loans

Loan balances were as follows:

	March 31, 2015	December 31, 2014
Commercial and agriculture	$120,150	$114,186
Commercial real estate- owner occupied	165,507	143,014
Commercial real estate- non-owner occupied	319,033	308,666
Residential real estate	284,535	268,510
Real estate construction	75,082	65,452
Consumer and other	19,798	15,029

Total loans	984,105	914,857
Allowance for loan losses	(14,315)	(14,268)

Net loans	$969,790	$900,589

Included in total loans above are deferred loan fees of $223 at March 31, 2015 and $237 at December 31, 2014.

Included in the totals above are loans acquired from TCNB at the acquisition date, net of fair value adjustments, of:

March 6, 2015
Commercial and agriculture	$13,799
Commercial real estate- owner occupied	23,029
Commercial real estate- non-owner occupied	13,808
Residential real estate	17,541
Real estate construction	3,863
Consumer and other	4,790

Net loans	76,830

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Historical loss percentages for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain economic factors are also considered for trends which management uses to establish the directionality of changes to the unallocated portion of the reserve. The following economic factors are analyzed:

•	Changes in lending policies and procedures

•	Changes in experience and depth of lending and management staff

•	Changes in quality of Civista’s credit review system

•	Changes in nature and volume of the loan portfolio

•	Changes in past due, classified and nonaccrual loans and TDRs

•	Changes in economic and business conditions

•	Changes in competition or legal and regulatory requirements

•	Changes in concentrations within the loan portfolio

•	Changes in the underlying collateral for collateral dependent loans

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,315 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2015. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the loan balances outstanding for the three months ended March 31, 2015 and 2014.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ending March 31, 2015

Allowance for loan losses:

Beginning balance	$1,822	$2,580	$4,798	$3,747	$428	$196	$697	$14,268
Charge-offs	—	(198)	(9)	(328)	—	(50)	—	(585)
Recoveries	19	2	65	131	1	14	—	232
Provision	(47)	224	72	116	69	26	(60)	400

Ending Balance	$1,794	$2,608	$4,926	$3,666	$498	$186	$637	$14,315

For the quarter ended March 31, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in general reserve balances. While loan balances increased, these increases were from loans acquired which do not have an associated allowance allocation at acquisition. The acquired loans had very little impact on the provision. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate—Non-Owner Occupied loans was the result of increasing loan balances. The ending reserve balance for Residential Real Estate loans declined from the end of the previous year due to charge-offs of loans that had a specific reserve previously applied. The allowance for Real Estate Construction loans increased as a result of a significant increase in loan balances. The allowance for Consumer and Other loans decreased slightly during the year. While loan balances are up, loss rates continue to decrease resulting in the allowance being slightly lower. While we have seen improvement in asset quality, given the uncertainty in the economy, management determined that it was appropriate to reduce unallocated reserves at this time.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ending March 31, 2014

Allowance for loan losses:

Beginning balance	$2,841	$3,263	$4,296	$5,224	$184	$214	$506	$16,528
Charge-offs	(229)	(47)	(27)	(317)	—	(32)	—	(652)
Recoveries	58	5	12	49	1	16	—	141
Provision	(63)	608	(113)	94	110	41	73	750

Ending Balance	$2,607	$3,829	$4,168	$5,050	$295	$239	$579	$16,767

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

March 31, 2015

Allowance for loan losses:
Loans acquired with credit deterioration	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Individually evaluated for impairment	$641	$4	$4	$177	$29	$—	$—	$855

Ending balance:
Collectively evaluated for impairment	$1,153	$2,604	$4,922	$3,489	$469	$186	$637	$13,460

Ending balance	$1,794	$2,608	$4,926	$3,666	$498	$186	$637	$14,315

Loan balances outstanding:
Loans acquired with credit deterioration	$535	$83	$—	$683	$—	$—		$1,301

Ending balance:
Individually evaluated for impairment	$2,301	$4,351	$2,070	$2,149	$40	$5		$10,916

Ending balance:
Collectively evaluated for impairment	$117,314	$161,073	$316,963	$281,703	$75,042	$19,793		$971,888

Ending balance	$120,150	$165,507	$319,033	$284,535	$75,082	$19,798		$984,105

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

December 31, 2014

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$641	$57	$20	$305	$—	$—	$—	$1,023

Ending balance:
Collectively evaluated for impairment	$1,181	$2,523	$4,778	$3,442	$428	$196	$697	$13,245

Ending balance	$1,822	$2,580	$4,798	$3,747	$428	$196	$697	$14,268

Loan balances outstanding:

Ending balance:
Individually evaluated for impairment	$2,304	$3,557	$2,175	$3,108	$—	$5		$11,149

Ending balance:
Collectively evaluated for impairment	$111,882	$139,457	$306,491	$265,402	$65,452	$15,024		$903,708

Ending balance	$114,186	$143,014	$308,666	$268,510	$65,452	$15,029		$914,857

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the period ended March 31, 2015 and December 31, 2014. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that Civista will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

Generally, Residential Real Estate, Real Estate Construction and Consumer loans are not risk-graded, except when collateral is used for a business purpose.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

March 31, 2015
Pass	$113,993	$150,282	$307,746	$115,453	$68,988	$10,490	$766,952
Special Mention	1,161	4,864	6,765	826	19	—	13,635
Substandard	4,996	10,361	4,522	8,542	32	50	28,503
Doubtful	—	—	—	—	—	—	—

Ending Balance	$120,150	$165,507	$319,033	$124,821	$69,039	$10,540	$809,090

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2014
Pass	$107,903	$128,222	$298,237	$100,810	$59,584	$5,651	$700,407
Special Mention	3,446	5,492	6,305	697	19	—	15,959
Substandard	2,837	9,300	4,124	8,834	41	46	25,182
Doubtful	—	—	—	—	—	—	—

Ending Balance	$114,186	$143,014	$308,666	$110,341	$59,644	$5,697	$741,548

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2015 and December 31, 2014 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

March 31, 2015
Performing	$159,714	$6,043	$9,258	$175,015
Nonperforming	—	—	—	—

Total	$159,714	$6,043	$9,258	$175,015

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2014
Performing	$158,169	$5,808	$9,332	$173,309
Nonperforming	—	—	—	—

Total	$158,169	$5,808	$9,332	$173,309

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2015 and December 31, 2014.

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commericial & Agriculture	$171	$444	$321	$936	$119,214	$120,150	$—
Commercial Real Estate - Owner Occupied	338	57	654	1,049	164,458	165,507	—
Commercial Real Estate - Non-Owner Occupied	157	—	1,965	2,122	316,911	319,033	—
Residential Real Estate	2,875	222	1,620	4,717	279,818	284,535	—
Real Estate Construction	—	—	—	—	75,082	75,082	—
Consumer and Other	184	44	18	246	19,552	19,798	—

Total	$3,725	$767	$4,578	$9,070	$975,035	$984,105	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commericial & Agriculture	$58	$—	$187	$245	$113,941	$114,186	$—
Commercial Real Estate - Owner Occupied	622	251	657	1,530	141,484	143,014	—
Commercial Real Estate - Non-Owner Occupied	521	5	2,103	2,629	306,037	308,666	—
Residential Real Estate	1,923	721	2,347	4,991	263,519	268,510	—
Real Estate Construction	33	—	8	41	65,411	65,452	—
Consumer and Other	131	8	19	158	14,871	15,029	—

Total	$3,288	$985	$5,321	$9,594	$905,263	$914,857	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of March 31, 2015 and December 31, 2014.

	2015	2014

Commericial & Agriculture	$1,274	$1,264
Commercial Real Estate - Owner Occupied	4,507	3,403
Commercial Real Estate - Non-Owner Occupied	1,994	2,134
Residential Real Estate	5,735	6,674
Real Estate Construction	32	41
Consumer and Other	40	42

Total	$13,582	$13,558

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the loan is a TDR and has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months.

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2015, TDRs accounted for $855 of the allowance for loan losses. As of December 31, 2014, TDRs accounted for $895 or the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the three-month periods ended March 31, 2015 and March 31, 2014 were as follows:

	For the Three Month Period Ended March 31, 2015			For the Three Month Period Ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commericial & Agriculture	1	$6	$6	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	3	374	374	2	149	149
Real Estate Construction	1	41	41	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	5	$421	$421	2	$149	$149

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new originations loans, so modified loans present a higher risk of loss than do new origination loans. Loans modified in a TDR increased $272 compared to March 31, 2014. The increase is the result of loans purchased in the acquisition of TCNB. During both the three month period ended March 31, 2015 and March 31, 2014, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

Impaired Loans: Larger (greater than $500) commercial loans and commercial real estate loans, all TDRs and residential real estate and consumer loans that are part of a larger relationship are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commericial & Agriculture	$1,384	$1,510		$1,377	$1,504
Commercial Real Estate - Owner Occupied	3,968	4,407		2,961	3,327
Commercial Real Estate - Non-Owner Occupied	1,657	1,886		92	140
Residential Real Estate	1,237	1,771		1,893	3,487
Consumer and Other	5	5		5	5

Total	8,251	9,579		6,328	8,463

With an allowance recorded:
Commericial & Agriculture	917	1,056	$641	927	1,056	$641
Commercial Real Estate - Owner Occupied	383	383	4	596	643	57
Commercial Real Estate - Non-Owner Occupied	413	444	4	2,083	2,287	20
Residential Real Estate	912	914	177	1,215	1,223	305
Real Estate Construction	40	40	29	—	—	—

Total	2,665	2,837	855	4,821	5,209	1,023

Total:
Commericial & Agriculture	2,301	2,566	641	2,304	2,560	641
Commercial Real Estate - Owner Occupied	4,351	4,790	4	3,557	3,970	57
Commercial Real Estate - Non-Owner Occupied	2,070	2,330	4	2,175	2,427	20
Residential Real Estate	2,149	2,685	177	3,108	4,710	305
Real Estate Construction	40	40	29	—	—	—
Consumer and Other	5	5	—	5	5	—

Total	$10,916	$12,416	$855	$11,149	$13,672	$1,023

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2015 and 2014.

For the three months ended:	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commericial & Agriculture	$2,303	$34	$4,310	$65
Commercial Real Estate - Owner Occupied	3,752	63	7,512	126
Commercial Real Estate - Non-Owner Occupied	2,123	9	3,057	21
Residential Real Estate	2,830	40	3,782	92
Real Estate Construction	20	—	—	—
Consumer and Other	5	—	7	—

Total	$11,033	$146	$18,668	$304

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014 included with other assets are $528 and $560, respectively of foreclosed assets. As of March 31, 2015, included within the foreclosed assets is $502 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2015, the Company has initiated formal foreclosure procedures on $899 of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2015 and 2014:

	For the Three-Month Period Ended March 31, 2015			For the Three-Month Period Ended March 31, 2014
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$3,730	$(3,777)	$(47)	$341	$(4,588)	$(4,247)

Other comprehensive income before reclassifications	585	—	585	1,318	—	1,318

Amounts reclassified from accumulated other comprehensive income (loss)	—	46	46	(3)	28	25

Net current-period other comprehensive income	585	46	631	1,315	28	1,343

Ending balance	$4,315	$(3,731)	$584	$1,656	$(4,560)	$(2,904)

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014:

	Amout Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended March 31, 2015		For the three months ended March 31, 2014		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$—		$4		Net gain on sale of securities
Tax effect	—		(1)		Income tax expense

	—		3		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(70	)(b)	(43	)(b)	Salaries, wages and benefits
Tax effect	24		15		Income tax expense
	(46)		(28)		Net of tax

Total reclassifications for the period	$(46)		$(25)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Goodwill and Intangible Assets

The carrying amount of goodwill has increased $5,121 as a result of the TCNB acquisition. The balance of Goodwill was $26,841 at March 31, 2015 and $21,720 at December 31, 2014.

Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2014 and concluded that the Company’s goodwill was not impaired at December 31, 2014.

	Acquired intangible assets were as follows as of March 31,
	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit and other intangibles	$7,697	$5,306	$9,378	$7,287

Aggregate amortization expense was $142 and $202 for March 31, 2015 and 2014.

Estimated amortization expense for each of the next three years and thereafter is as follows.

2015	$569
2016	698
2017	586
Thereafter	538

$2,391

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

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

	Three months ended March 31,
	2015	2014
Basic
Net income	$3,171	$2,712
Preferred stock dividends	404	655

Net income available to common shareholders - basic	$2,767	$2,057

Weighted average common shares outstanding - basic	7,756,168	7,707,917

Basic earnings per common share	$0.36	$0.27

Diluted
Net income available to common shareholders - basic	$2,767	$2,057
Preferred stock dividends on convertible preferred stock	404	388

Net income available to common shareholders - diluted	$3,171	$2,445

Weighted average common shares outstanding for earnings per common share basic	7,756,168	7,707,917
Add: Dilutive effects of convertible preferred stock	3,148,676	3,196,931
Add: Dilutive effects of unearned restricted stock	—	—
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares outstanding - diluted	10,904,844	10,904,848

Diluted earnings per common share	$0.29	$0.22

At March 31, 2015, there were 16,983 shares of unvested restricted stock outstanding at a price of $10.82 per share that were not included in the computation of diluted earnings per share because they were anti-dilutive. At March 31, 2014, there was no non-vested restricted stock outstanding. There were no stock options outstanding during the three-month period ended March 31, 2015 and 2014.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended March 31, 2015 there were 3,148,676 dilutive shares related to the Company’s convertible preferred stock. For the three-month period ended March 31, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2015 and December 31, 2014:

	Contract Amount
	March 31, 2015		December 31, 2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,430	$176,371	$9,405	$160,718
Overdraft protection	5	24,531	4	22,122
Letters of credit	200	1,007	200	1,007

	$10,635	$201,909	$9,609	$183,847

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 8.75% at March 31, 2015 and December 31, 2014, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $21,019 on March 31, 2015 and $3,259 on December 31, 2014.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(11) Pension Information

The Company also sponsors a pension plan which is a noncontributory defined benefit retirement plan. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. In 2006, the Company amended the pension plan to provide that no employee could be added as a participant to the pension plan after December 31, 2006. In 2014, the Company amended the pension plan again to provide that no additional benefits would accrue beyond April 30, 2014.

Net periodic pension expense was as follows:

	Three months ended March 31,
	2015	2014
Service cost	$—	$76
Interest cost	156	180
Expected return on plan assets	(283)	(280)
Net amortization	70	43

Net periodic pension cost (benefit)	$(57)	$19

The total amount of pension contributions expected to be paid by the Company in 2015 is $700, compared to $1,515 in 2014.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan” and together with the 2000 Stock Option Plan, the “Plans”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There are 358,017 shares available for grants under this plan at March 31, 2015.

Certain officers were granted an aggregate of 16,983 restricted shares on March 17, 2015. The 2015 restricted shares vest over a 3-year service period, with one third each vesting on January 2 of 2016, 2017 and 2018. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees with “Salaries, wages and benefits” in the consolidated statement of income. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows, and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

Additionally, no options have been granted under the 2014 Incentive Plan as of March 31, 2015 and 2014.

During the quarter ended March 31, 2015, the Company recorded $6 of share-based compensation expense for restricted shares granted under the 2014 Incentive Plan. Expected future compensation expense relating to the 16,983 restricted shares at March 31, 2015, is $178 over the remaining vesting period of 2.75 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2015, and changes therein during the quarter ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	—	$—
Granted	16,983	10.82
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2015	16,983	10.82

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(13) Fair Value Measurement

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

The fair value of the swap asset/liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date and classified Level 2.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2015 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$42,774	$—
Obligations of states and political subdivisions	—	90,592	—
Mortgage-backed securities in government sponsored entities	—	65,755	—
Equity securities in financial institutions	—	572	—
Fair value of swap asset	—	2,263	—
Fair value of swap liability	—	2,263	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$10,061
Other real estate owned	—	—	528

	Fair Value Measurements at December 31, 2014 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$42,902	$—
Obligations of states and political subdivisions	—	88,021	—
Mortgage-backed securities in government sponsored entities	—	66,442	—
Equity securities in financial institutions	—	540	—
Fair value of swap asset	—	1,721	—
Fair value of swap liability	—	1,721	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$10,126
Other real estate owned	—	—	560

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2015.

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$10,061	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$528	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014.

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$10,126	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$560	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

March 31, 2015	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$142,339	$142,339	$142,339	$—	$—
Securities available for sale	199,693	199,693	—	199,693	—
Other securities	13,400	13,400	13,400	—	—
Loans, held for sale	2,919	2,919	2,919	—	—
Loans, net of allowance for loan losses	969,790	978,242	—	—	978,242
Bank owned life insurance	19,754	19,754	19,754	—	—
Accrued interest receivable	3,977	3,977	3,977	—	—
Fair value swap asset	2,263	2,263	—	2,263	—

Financial Liabilities:
Nonmaturing deposits	961,503	961,503	961,503	—	—
Time deposits	235,813	237,079	—	—	237,079
Federal Home Loan Bank advances	17,500	17,507	—	—	17,507
Securities sold under agreement to repurchase	21,488	21,488	21,488	—	—
Subordinated debentures	29,427	25,403	—	—	25,403
Accrued interest payable	136	136	136	—	—
Fair value swap liability	2,263	2,263	—	2,263	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2014	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$29,858	$29,858	$29,858	$—	$—
Securities available for sale	197,905	197,905	—	197,905	—
Other securities	12,586	12,586	12,586	—	—
Loans, held for sale	2,410	2,410	2,410	—	—
Loans, net of allowance for loan losses	900,589	908,118	—	—	908,118
Bank owned life insurance	19,637	19,637	19,637	—	—
Accrued interest receivable	3,852	3,852	3,852	—	—
Fair value swap asset	1,721	1,721	—	1,721	—

Financial Liabilities:
Nonmaturing deposits	748,948	748,948	748,948	—	—
Time deposits	219,970	221,263	—	—	221,263
Federal Home Loan Bank advances	65,200	65,399	—	—	65,399
Securities sold under agreement to repurchase	21,613	21,613	21,613	—	—
Subordinated debentures	29,427	24,688	—	—	24,688
Accrued interest payable	126	126	126	—	—
Fair value swap liability	1,721	1,721	—	1,721	—

Civista Bancshares, Inc.

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

Civista Bancshares, Inc.

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

Fair value swap asset and liability: The fair values of the fair value swaps used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.

(14) Preferred Shares

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Derivative Hedging Instruments

To accommodate customer need and to support the Company’s asset/liability positioning, on occasion we enter into interest rate swaps with a customer and a bank counterparty. The Company enters into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed rate swap with a bank counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a bank counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customer to effectively convert variable rate loans to fixed rate loans. Since the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of March 31, 2015.

		Weighted	Impact of a
	Notional	Average Rate	1 basis point change	Repricing
	Amount	Received/(Paid)	in interest rates	Frequency
Derivative Assets	$28,958	5.47%	$19	Monthly
Derivative Liabilities	(28,958)	-5.47%	(19)	Monthly

Net Exposure	$—		$—

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2014

		Weighted	Impact of a
	Notional	Average Rate	1 basis point change	Repricing
	Amount	Received/(Paid)	in interest rates	Frequency
Derivative Assets	$29,060	5.47%	$19	Monthly
Derivative Liabilities	(29,060)	-5.47%	(19)	Monthly

Net Exposure	$—		$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2015 compared to December 31, 2014, and the consolidated results of operations for the three-month period ended March 31, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at March 31, 2015 were $1,407,239 compared to $1,213,191 at December 31, 2014, an increase of $194,048, or 16.0 percent. The increase in total assets was mainly attributable to an increase in cash and due from banks and the merger of TCNB Financial Corp. (“TCNB”) with the Company. Total liabilities at March 31, 2015 were $1,288,312 compared to $1,097,282 at December 31, 2014, an increase of $191,030, or 17.4 percent. The increase in total liabilities was mainly attributable to an increase in total deposits offset by a decrease in FHLB advances.

Net loans have increased $69,201 or 7.7 percent since December 31, 2014. The increase in net loans was spread across all segments and resulted from the acquisition of net loans totaling $76,830 from TCNB. Commercial and agriculture loans increased $5,964, with a total of $13,799 of these being acquired as part of the TCNB acquisition. Commercial real estate – owner occupied loans increased $22,493, with a total of $23,029 of these loans being acquired as part of the TCNB acquisition. Commercial real estate-non-owner occupied loans increased $10,367, with a total of $13,808 of these loans being acquired as part of the TCNB acquisition. Residential real estate loans increased $16,025, with a total of $17,541 of these loans being acquired as part of the TCNB acquisition. Real estate construction loans increased $9,630, with a total of $3,863 of these loans being acquired as part of the TCNB acquisition. Consumer and other loans increased $4,769, with a total of $4,790 of these loans being acquired as part of the TCNB acquisition.

Loans held for sale have increased $509 or 21.1 percent since December 31, 2014. Loans held for sale have increased due to increased originations and sales volumes during the first quarter of 2015. At March 31, 2015, the net loan to deposit ratio was 81.0 percent compared to 93.0 percent at December 31, 2014. This ratio has declined in 2015 due to the increase in deposits.

A detailed analysis of potential losses in the loan portfolio indicated that a decreased provision was appropriate. For the three months of operations in 2015, $400 was placed into the allowance for loan losses from earnings, compared to $750 in the same period of 2014. The decrease in provision for loan losses in the first quarter of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to $353, compared to $511 in 2014. For the first three months of 2015, the Company charged off sixteen loans. Eight real estate mortgage loans totaling $197 net of recoveries, three commercial real estate loans totaling $140 net of recoveries, zero commercial and agriculture loans totaling ($19) net of recoveries and zero real estate construction loans totaling ($1) net of recoveries were charged off in the first three months of the year. In addition, five Consumer and Other loans totaling $36, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $24, which was solely due to an increase in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each commercial and commercial real estate loan, with balances of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.45 percent at March 31, 2015 and 1.56 percent at December 31, 2014.

The available for sale security portfolio increased by $1,788, from $197,905 at December 31, 2014 to $199,693 at March 31, 2015. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its’ investment securities portfolio. During the first three months of 2015, the Company increased its’ holdings in obligations of state and political subdivisions. As of March 31, 2015, the Company was in compliance with all pledging requirements.

Bank owned life insurance (BOLI) increased $117 from December 31, 2014 to March 31, 2015 due to increases in the cash surrender value of the underlying insurance policies.

Premises and equipment, net, have increased $1,763 from December 31, 2014 to March 31, 2015. The increase is attributed to the acquisition of TCNB assets of $1,739, consisting of branch offices and equipment within those branches. The remaining difference resulted from new purchases of $285, offset by depreciation of $261.

Goodwill increased by $5,121, from $21,720 at December 31, 2014 to $26,841 at March 31, 2015. The increase is due to the goodwill created from the merger with TCNB. Other intangible assets increased $924 from year-end 2014. The increase includes $1,009 of core deposit intangibles from the merger with TCNB.

Total deposits at March 31, 2015 increased $228,398 from year-end 2014. Noninterest-bearing deposits increased $137,990 from year-end 2014, while interest-bearing deposits, including savings and time deposits, increased $90,408 from December 31, 2014. The primary reason for the increase in noninterest-bearing deposits was due to the acquisition of TCNB, totaling $18,367 and an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to the acquisition of TCNB, totaling $68,606 and to increases in savings accounts, including money markets and interest-bearing demand accounts offset by decreases in time certificates and individual retirement accounts (IRA). Most of the non-acquisition growth in interest-bearing deposits came from public fund accounts. The year-to-date average balance of total deposits increased $41,604 compared to the average balance of the same period in 2014. The increase in average balance is due to increases of $21,362 in demand deposit accounts, $15,088 in brokered deposits, $16,067 in money market savings, $11,986 in interest-bearing demand and $3,140 in statement saving accounts, offset by decreases of $24,450 in time certificates, $1,143 in NOW accounts and $2,334 in IRA’s.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances decreased $47,700 from December 31, 2014 to March 31, 2015. The decrease is mainly due to the repayment of overnight funds of $42,700. In addition, the Company had one FHLB advance mature during the three months ended March 31, 2015. The advance matured on March 11, 2015, in the amount of $5,000. This advance had terms of eighty-four months with a fixed rate of 2.84%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $125 from December 31, 2014 to March 31, 2015.

Accrued expenses and other liabilities increased $10,457 from December 31, 2014 to March 31, 2015. The increase is primarily the result of an increase in a clearing account related to the Company’s tax refund processing program.

Shareholders’ equity at March 31, 2015 was $118,927, or 8.5 percent of total assets, compared to $115,909, or 9.6 percent of total assets, at December 31, 2014. The decrease in the ratio of equity to total assets was the result of an increase in total assets. The increase in shareholders’ equity resulted from net income of $3,171, a decrease in the Company’s pension liability, net of tax, of $46, an increase in the fair value of securities available for sale, net of tax, of $585 and dividends on preferred stock and common stock of $404 and $385, respectively. Shareholders’ equity decreased $1 due to cash paid for fractional shares in the conversion of preferred shares into common shares. Additionally, $6 was recognized as stock-based compensation in connection with the grant of restricted shares. Total outstanding common shares at March 31, 2015 were 7,821,593. Total outstanding common shares at December 31, 2014 were 7,707,917.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Three Months Ended March 31, 2015 and 2014

The Company had net income of $3,171 for the three months ended March 31, 2015, an increase of $459 from net income of $2,712 for the same three months of 2014. Basic earnings per common share were $0.36 for the quarter ended March 31, 2015, compared to $0.27 for the same period in 2014. Diluted earnings per common share were $0.29 for the quarter ended March 31, 2015, compared to $0.22 for the same period in 2014. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2015 was $10,915, an increase of $750 from $10,165 in the same three months of 2014. Total interest income for the three months ended March 31, 2015 was $11,762, an increase of $447 from $11,315 in the same three months of 2014. Average earning assets increased 3.6 percent during the quarter ended March 31, 2015 as compared to the same period in 2014. Average loans and non-taxable securities for the first quarter of 2015 increased 8.6 percent and 13.9 percent, respectively, compared to the first quarter of last year. The increases were offset by decreases in taxable securities and interest-bearing deposits in banks. Interest-bearing deposits in other banks decreased mainly due to the timing of cash inflows and outflows related to our tax refund processing program. The yield on earning assets increased 3 basis points for the first quarter of 2015 compared to the first quarter of last year. Total interest expense for the three months ended March 31, 2015 was $847, a decrease of $303 from $1,150 in the same three months of 2014. Interest expense on time deposits and FHLB borrowings decreased $81 and $203, respectively in the first quarter of 2015 compared to the same period in 2014. Average time deposits for the first quarter of 2015 decreased 4.7 percent compared to the first quarter of 2014, while average FHLB borrowings for the first quarter of 2015 decreased 8.7 percent compared to the first quarter of 2014. The interest rate paid on time deposits during the first quarter of 2015 decreased by 10 basis points as compared to the same period in 2014. The interest rate paid on FHLB borrowings during the first quarter of 2015 decreased 206 basis points as compared to the same period in 2014. The Company’s net interest margin for the three months ended March 31, 2015 and 2014 was 3.65% and 3.51%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2015 and 2014. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2015			2014
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$927,105	$10,246	4.49%	$853,642	$9,782	4.65%
Taxable securities	141,902	832	2.42%	160,004	872	2.22%
Non-taxable securities	69,619	624	5.82%	61,131	574	5.86%
Interest-bearing deposits in other banks	116,298	60	0.21%	136,374	87	0.26%

Total interest-earning assets	1,254,924	11,762	3.93%	1,211,151	11,315	3.90%

Noninterest-earning assets:
Cash and due from financial institutions	66,687			74,735
Premises and equipment, net	15,407			16,909
Accrued interest receivable	3,885			3,889
Intangible assets	24,760			23,943
Other assets	9,512			9,281
Bank owned life insurance	19,678			19,190
Less allowance for loan losses	(14,446)			(16,689)

Total assets	$1,380,407			$1,342,409

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$525,363	$98	0.08%	$494,003	$90	0.08%
Time	224,596	444	0.80%	235,714	525	0.90%
FHLB	34,447	121	1.42%	37,723	324	3.48%
Subordinated debentures	29,427	179	2.47%	29,427	205	2.83%
Repurchase agreements	20,205	5	0.10%	23,942	6	0.10%

Total interest-bearing liabilities	834,038	847	0.41%	820,809	1,150	0.57%

Noninterest-bearing deposits	414,715			393,353
Other liabilities	14,633			12,128
Shareholders’ equity	117,021			116,119

Total liabilities and shareholders’ equity	$1,380,407			$1,342,409

Net interest income and interest rate spread		$10,915	3.52%		$10,165	3.33%
Net interest margin			3.65%			3.51%

*	- All yields and costs are presented on an annualized and tax eqivalent basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2015 and 2014. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$821	$(357)	$464
Taxable securities	(104)	64	(40)
Nontaxable securities	80	(30)	50
Interest-bearing deposits in other banks	(12)	(15)	(27)

Total interest income	$785	$(338)	$447

Interest expense:
Demand and savings	$6	$2	$8
Time	(24)	(57)	(81)
FHLB	(26)	(177)	(203)
Subordinated debentures	—	(26)	(26)
Repurchase agreements	(1)	—	(1)

Total interest expense	$(45)	$(258)	$(303)

Net interest income	$830	$(80)	$750

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $400 for the three months ended March 31, 2015, compared to $750 for the same period in 2014. The decrease in provision for loan losses in the first quarter of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago. Management believes the overall adequacy of the reserve for loan losses supported a decreased provision, compared to March 31, 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 2015 was $4,402, a decrease of $222 or 4.8 percent from $4,624 for the same period of 2014. The primary reasons for the decrease follow.

Service charge fee income for the period ended March 31, 2015 was $1,055, up $45 or 4.5 percent over the same period of 2014. The increase is primarily due to an increase in business service charges partially offset by a decrease in overdraft fees.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $21 or 2.7 percent during the first quarter of 2015 compared to the same period in 2014. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2014.

BOLI decreased $13 or 10.0 percent during the first quarter of 2015 compared to the same period in 2014. The decrease is due to lower yields received in the current year.

Gain on the sale of securities decreased $4 during the first quarter of 2015 compared to the same period of 2014. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on sale of loans increased $86 during the first quarter of 2015 compared to the same period of 2014. The increase is due to an increase in volume of loans sold during the first quarter of 2015 as compared to the same period in 2014.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees decreased $277 or 14.8 percent during the first quarter of 2015 compared to the same period in 2014. In 2015, a new fee structure was agreed upon between the Company and its’ vendors. The new fee calls for a flat processing fee, whereas in 2014, the Company received a per transaction fee. This change resulted in a decrease in income for the first quarter of 2015 as compared to the first quarter of 2014. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Noninterest expense for the three months ended March 31, 2015 was $10,603, an increase of $175, from $10,428 reported for the same period of 2014. The primary reasons for the increase follow.

Salary and other employee costs were $5,899, up $173 or 3.0 percent as compared to the same period of 2014. These increases are mainly due to an increase in salaries, 401k expenses and profit sharing expenses. Salaries increased mainly due to annual pay increases and overtime related to the acquisition of TCNB. In 2014, the Company froze its pension plan. The Company decided to provide additional benefits in the form of increased company matching for 401k participants. Additionally, the Company decided to provide incentives to employees in the form of profit sharing.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Contracted data processing costs were $448, up $104 or 30.2 percent compared to the same period in 2014 due to increases in core processing costs related to the acquisition of TCNB.

Amortization expense decreased $60, or 29.7 percent from the same period of 2014, as a result of scheduled amortization of intangible assets associated with mergers.

Net occupancy and equipment costs were $987, down $43 or 4.2 percent compared to the same period in 2014. The decrease was primarily due to decreases in building depreciation, real estate taxes, utilities and ground maintenance. In 2014, the Company sold three branches and disposed of a vacant bank building, resulting in lower costs for the first three months of 2015 as compared to the same period in 2014.

ATM costs were $283, up $80 or 39.4 percent compared to the same period in 2014. The increase is due to software upgrades performed on the Company’s ATM network during the first quarter of 2015.

Marketing costs were $179, down $121 or 40.3 percent compared to the same period in 2014. In 2014, the Company increased marketing expenses to unify our marketing approach in order to improve the impact of marketing dollars spent.

Professional service costs were $456, up $65 or 16.6 percent compared to the same period in 2014. The increase is mainly due to increased legal and audit fees relating to the acquisition of TCNB during the first three months of 2015.

Other operating expenses were $1,733, down $52 or 2.9 percent compared to the same period in 2014. This decrease was primarily due to collection and repossession expense. Collection and repossession expense decreased in the first quarter of 2015 as compared to the same period in 2014 due to a reduction in legal and appraisal fees needed for problem loans.

Income tax expense for the three months ended March 31, 2015 totaled $1,143, up $244 compared to the same period in 2014. The effective tax rates for the three-month periods ended March 31, 2015 and March 31, 2014 were 26.5% and 24.9%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of March 31, 2015 is the result of an increase in taxable income as compared to the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $118,927 at March 31, 2015 compared to $115,909 at December 31, 2014. The increase in shareholders’ equity resulted from net income of $3,171, a $46 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $585, which were more than offset by dividends on preferred stock and common stock of $404 and $385, respectively. Shareholders’ equity decreased $1 due to cash paid for fractional shares in the conversion of preferred shares into common shares. Additionally, $6 was recognized as stock-based compensation.

For March 31, 2015, the final BASEL III rules require the Company to maintain minimum amounts and ratios of Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally, under the BASEL III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under BASEL I rules and the Common Equity Tier 1 Capital ratio was not required. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2015 and December 31, 2014 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Corporation Ratios - March 31, 2015	13.4%	12.1%	6.9%	8.9%
Corporation Ratios - December 31, 2014	14.7%	13.4%	N/A	10.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share on February 1, 2015. In 2014, the Company paid cash dividends of $0.04 per common share on February 1. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015. In 2014, the Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $267 at the time of redemption, which was completed on February 15, 2014. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $631, or 0.3 percent of the total security portfolio. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Cash from operations for the period ended March 31, 2015 was $13,001. This includes net income of $3,171 plus net adjustments of $9,830 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans and net change in other assets and accrued expenses of $9,640 and $9,241, respectively. This increase was offset by loans originated for sale of $9,953. Cash provided by investing activities was $6,565 for the period ended March 31, 2015. Cash received from investing activities is primarily from maturing, called securities, sold securities and net loan repayments of $3,371, $3,518 and $7,234, respectively. This increase in cash was offset by security purchases of $8,137. Cash provided from financing activities for the first three months of 2015 totaled $92,915. The increase of cash from financing activities is due to a net change in deposits of $141,529 for the first three months of 2015. Noninterest-bearing deposits increased $119,726 from year-end 2014, while interest-bearing deposits, including savings and time deposits, increased $21,803 during the first three months of 2015. Cash of $47,700 was used to repay short term FHLB overnight advances and to repay a matured FHLB advance. In addition, securities sold under agreements to repurchase decreased $125, cash of $404 was used to pay preferred dividends and cash of $385 was used to pay common dividends. Cash and cash equivalents increased from $29,858 at December 31, 2014 to $112,481 at March 31, 2015.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $35,000. As of March 31, 2015, Civista had total credit availability with the FHLB of $125,273, with a remaining borrowing capacity of approximately $85,073.

Civista Bancshares, Inc.

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

Civista Bancshares, Inc.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2014 and March 31, 2015, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2015 and December 31, 2014.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2014 and March 31, 2015. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2015			December 31, 2014
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	195,651	31,156	19%	160,744	14,829	10%
+100bp	183,932	19,437	12%	155,452	9,537	7%
Base	164,495	—	—	145,915	—	—
-100bp	164,863	368	0%	151,829	5,914	4%

The change in net portfolio value from December 31, 2014 to March 31, 2015, can be attributed to two factors. The yield curve has seen a slightly downward, nearly parallel, shift since the end of the year, although the shorter end of the curve shifted less. Additionally, both the volume and mix of assets and funding sources has changed. The additional volumes, related to the TCNB merger, contributed to the mix of assets being relatively heavier in cash compared to the end of the year. This change in mix tends to lessen volatility. The funding volume and mix has shifted from borrowed money to deposits, which tends to increase volatility. The volume from the merger and the shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. A downward change in rates would lead to an increase in the net portfolio value as the fair value of assets would increase slightly more quickly than the fair value of liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2015, were effective.

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

Civista Bancshares, Inc.

Other Information

Form 10-Q

Part II - Other Information

Item 1.	Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 1A.	Risk Factors

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	May 8, 2015
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 8, 2015
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated September 10, 2014, by and among The Company, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to The Company’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of The Company.	Filed as Exhibit 3.1 to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of The Company on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of The Company to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to The Company’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of The Company to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of The Company.	Filed as Exhibit 3.4 to The Company’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.1(e)	Certificate of Amendment to Articles, filed with the Ohio Secretary of State on May 1, 2015, evidencing adoption of an amendment by the Board of Directors of the Company to Article FIRST to change the corporation’s name to Civista Bancshares, Inc..	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed on May 1, 2015 and incorporated herein by reference. (File No. 1-36192)

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

10.1	Form of Restricted Stock Award Agreement for restricted shares granted pursuant to the Company’s 2014 Incentive Plan	Filed as Exhibit 99.1 to the Company’s Current Report on Form 9-K dated and filed March 18, 2015, and incorporated herein by reference. (File No. 1-36192)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith