Form 10-Q
period 2015-06-30
CIVISTA BANCSHARES, INC.
filed 2015-08-07
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 6, 2015 - 7,843,578 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$35,092	$29,858
Securities available for sale	197,429	197,905
Loans held for sale	4,034	2,410
Loans, net of allowance of $14,707 and $14,268	988,210	900,589
Other securities	13,261	12,586
Premises and equipment, net	16,308	14,400
Accrued interest receivable	3,987	3,852
Goodwill	26,841	21,720
Other intangibles	2,767	2,025
Bank owned life insurance	19,870	19,637
Other assets	9,473	8,209

Total assets	$1,317,272	$1,213,191

LIABILITIES
Deposits
Noninterest-bearing	$296,762	$250,701
Interest-bearing	779,044	718,217

Total deposits	1,075,806	968,918
Federal Home Loan Bank advances	55,300	65,200
Securities sold under agreements to repurchase	17,460	21,613
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	19,257	12,124

Total liabilities	1,197,250	1,097,282

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series B Preferred stock, $1,000 liquidation preference, 24,072 shares issued at June 30, 2015 and 25,000 shares issued at December 31, 2014, net of issuance costs	22,273	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,591,542 shares issued at June 30, 2015 and 8,455,881 shares issued at December 31, 2014	115,248	114,365
Accumulated earnings (deficit)	414	(4,306)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(678)	(47)

Total shareholders’ equity	120,022	115,909

Total liabilities and shareholders’ equity	$1,317,272	$1,213,191

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$11,270	$9,850	$21,516	$19,632
Taxable securities	796	893	1,629	1,765
Tax-exempt securities	640	580	1,264	1,155
Federal funds sold and other	34	42	94	128

Total interest income	12,740	11,365	24,503	22,680

Interest expense
Deposits	533	573	1,075	1,188
Federal Home Loan Bank advances	94	327	215	651
Subordinated debentures	193	195	373	399
Other	4	4	9	10

Total interest expense	824	1,099	1,672	2,248

Net interest income	11,916	10,266	22,831	20,432
Provision for loan losses	400	750	800	1,500

Net interest income after provision for loan losses	11,516	9,516	22,031	18,932

Noninterest income
Service charges	1,170	1,064	2,225	2,074
Net gain on sale of securities	—	107	—	112
Net gain on sale of loans	415	128	619	231
ATM fees	515	477	964	906
Trust fees	734	786	1,501	1,574
Bank owned life insurance	116	126	233	255
Tax refund processing fees	400	438	2,000	2,315
Other	302	254	511	537

Total noninterest income	3,652	3,380	8,053	8,004

Noninterest expense
Salaries, wages and benefits	5,809	5,281	11,708	11,008
Net occupancy expense	615	573	1,239	1,262
Equipment expense	365	361	728	703
Contracted data processing	545	392	993	711
FDIC assessment	225	250	462	487
State franchise tax	217	230	456	440
Professional services	663	403	1,119	794
Amortization of intangible assets	192	201	334	403
ATM expense	162	200	445	403
Marketing	308	402	544	794
Other operating expenses	1,832	1,686	3,509	3,403

Total noninterest expense	10,933	9,979	21,537	20,408

Income before taxes	4,235	2,917	8,547	6,528
Income tax expense	1,113	677	2,255	1,577

Net Income	3,122	2,240	6,292	4,951
Preferred stock dividends and discount accretion	391	406	795	1,061

Net income available to common shareholders	$2,731	$1,834	$5,497	$3,890

Earnings per common share, basic	$0.35	$0.24	$0.71	$0.50

Earnings per common share, diluted	$0.29	$0.21	$0.58	$0.43

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$3,122	$2,240	$6,292	$4,951

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(1,982)	1,700	(1,096)	3,690
Tax effect	674	(578)	373	(1,254)
Pension liability adjustment	70	4,128	140	4,171
Tax effect	(24)	(1,403)	(48)	(1,417)

Total other comprehensive income (loss)	(1,262)	3,847	(631)	5,190

Comprehensive income	$1,860	$6,087	$5,661	$10,141

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares		Accumulated		Other	Total
	Outstanding		Outstanding		Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Income (Loss)	Equity

Balance, December 31, 2014	25,000	$23,132	7,707,917	$114,365	$(4,306)	$(17,235)	$(47)	$115,909

Net Income	—	—	—	—	6,292	—	—	6,292

Other comprehensive loss	—	—	—	—	—	—	(631)	(631)

Conversion of Series B preferred shares to common shares	(928)	(859)	118,678	859	—	—	—	—

Stock-based compensation	—	—	—	24	—	—	—	24

Common stock dividends ($.05 per share)	—	—	—	—	(777)	—	—	(777)

Preferred stock dividend	—	—	—	—	(795)	—	—	(795)

Balance, June 30, 2015	24,072	$22,273	7,826,595	$115,248	$414	$(17,235)	$(678)	$120,022

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014

Net cash from operating activities	$13,323	$8,628

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	14,870	29,329
Purchases of securities, available-for-sale	(16,194)	(42,453)
Sale of securities available for sale	—	18,088
Redemption of Federal Reserve stock	138	11
Redemption of Federal Home Loan Bank stock	—	2,999
Purchase of Federal Reserve stock	(97)	(134)
Net loan originations	(8,603)	(7,361)
Purchase of consumer loans	(2,975)	(2,159)
Proceeds from sale of other real estate owned properties	179	95
Cash acquired in acquisition, net of purchase price	926	—
Proceeds from sale of premises and equipment	—	181
Purchases of property and equipment	(727)	(227)

Net cash used for investing activities	(12,483)	(1,631)

Cash flows from financing activities:
Repayment of long-term FHLB advances	(5,000)	(226)
Net change in short-term FHLB advances	(4,900)	—
Increase in deposits	20,019	36,661
Decrease in securities sold under repurchase agreements	(4,153)	(2,172)
Repayment of series A preferred stock	—	(22,857)
Common dividends paid	(777)	(694)
Preferred dividends paid	(795)	(1,061)

Net cash provided by financing activities	4,394	9,651

Increase in cash and due from financial institutions	5,234	16,648
Cash and due from financial institutions at beginning of period	29,858	34,186

Cash and due from financial institutions at end of period	$35,092	$50,834

Cash paid during the period for:
Interest	$1,662	$2,269
Income taxes	$350	$750
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$76	$195
Transfer of premises to held -for-sale	$—	$675

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In thousands)

Six months ended June 30, 2015

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: As of May 1, 2015, our holding company changed its name from First Citizens Banc Corp to Civista Bancshares, Inc. (CBI). The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2015 and its results of operations and changes in cash flows for the periods ended June 30, 2015 and 2014 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2014 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one to Lessors of Non-Residential Buildings and Dwellings totaling $214,304 or 21.4 percent of total loans as of June 30, 2015 and the other to Lessors of Residential Buildings and Dwellings totaling $137,004 or 13.7 percent of total loans as of June 30, 2015. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2015. Revenue from Water St. was less than 1.0% of total revenue through June 30, 2015. Management considers the Company to operate primarily in one reportable segment, banking.

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

Business Combinations: At the date of acquisition the Company records the assets and liabilities of the acquired companies on the Consolidated Balance Sheet at their estimated fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Income during the period incurred.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adoption of New Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260):Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944) – Disclosure about Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services-Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll forward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Merger

On March 6, 2015, CBI completed the acquisition by merger of TCNB Financial Corp. (“TCNB”) in an all-cash transaction for aggregate consideration of $17,226, or $23.50 per share of TCNB stock. The Company and TCNB had first announced that they had entered into an agreement to merge in September of 2014. Immediately following the merger, TCNB’s banking subsidiary, The Citizens National Bank of Southwestern Ohio, was merged into CBI’s banking subsidiary, Civista Bank.

At the time of the merger, TCNB had total assets of $97,479, including $76,771 in loans and $86,708 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of TCNB have been included in the Company’s Consolidated Financial Statements since the close of business on March 6, 2015. The aggregate of the purchase price over the fair value of the net assets acquired of approximately $5,121 was recorded as goodwill and will be evaluated for impairment on an annual basis.

The following table presents financial information for the former TCNB Financial Corp. included in the Consolidated Statements of Income from the date of acquisition through June 30, 2015.

Actual From Acquisition Date Through June 30, 2015 (in thousands)
Net interest income after provision for loan losses	$1,233
Noninterest income	71
Net income	464

The following table presents financial information for the former TCNB Financial Corp. included in the Consolidated Statements of Income for the three-month period ended June 30, 2015.

For the Three-Month Period Ended June 30, 2015 (in thousands)
Net interest income after provision for loan losses	$981
Noninterest income	60
Net income	416

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents pro forma information for the six and three-month periods ended June30, 2015 as if the acquisition of TCNB had occurred on January 1, 2014. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	Pro Formas
	Six months ended June 30,
	2015	2014
Net interest income after provision for loan losses	$23,942	$20,999
Noninterest income	8,545	8,283
Net income	5,811	5,349
Pro forma earnings per share:
Basic	$0.64	$0.56
Diluted	$0.53	$0.47

	Pro Formas
	Three months ended June 30,
	2015	2014
Net interest income after provision for loan losses	$12,465	$10,574
Noninterest income	3,711	3,570
Net income	3,276	2,489
Pro forma earnings per share:
Basic	$0.37	$0.27
Diluted	$0.30	$0.23

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for TCNB. Core deposit intangibles will be amortized over periods of between five and ten years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

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

Loans: The Company acquired $76.8 million in loans receivable with and without evidence of credit quality deterioration. The loans consisted of commercial loans, commercial real estate loans, and residential mortgage loans which included home equity secured lines of credit, real estate construction and consumer and other loans. The fair value of the performing loan portfolio includes separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields. Credit impaired loans were individually evaluated to estimate credit losses and a net recovery amount for each loan. The net cash flows for each loan was then discounted to present value using a risk-adjusted market rate.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Deposits: The Company acquired $86.7 million in deposits. Savings and transaction accounts are variable, have no stated maturity and can be withdrawn on short notice with no penalty. Therefore, the fair value of such deposits is considered equal to the carrying value. The fair value of CD’s consists of comparing the contractual cost of the CD’s to the market rates with corresponding maturities. The valuation adjustment reflects the present value of the difference between the cash flows attributable to the CD’s based on contractual and market rates. The core deposit intangible is determined by the present value difference of the net cost of the core deposit versus the same amount for an alternative funding source.

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

(4) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$39,794	$183	$(38)	$39,939
Obligations of states and political subdivisions	87,277	3,947	(510)	90,714
Mortgage-backed securities in government sponsored entities	65,320	996	(110)	66,206

Total debt securities	192,391	5,126	(658)	196,859

Equity securities in financial institutions	481	89	—	570

Total	$192,872	$5,215	$(658)	$197,429

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

The amortized cost and fair value of securities at June 30, 2015, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$632	$632
Due after one year through five years	29,651	29,782
Due after five years through ten years	30,734	32,123
Due after ten years	66,054	68,116
Mortgage-backed securities	65,320	66,206
Equity securities	481	570

Total securities available for sale	$192,872	$197,429

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sale proceeds	$—	$3,075	$—	$18,088
Gross realized gains	—	107	—	112
Gross realized losses	—	—	—	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $146,106 and $137,898 as of June 30, 2015 and December 31, 2014, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2015 and December 31, 2014 not recognized in income are as follows:

June 30, 2015	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$7,481	$(24)	$3,276	$(14)	$10,757	$(38)
Obligations of states and political subdivisions	17,279	(310)	2,982	(200)	20,261	(510)
Mortgage-backed securities in gov’t sponsored entities	8,475	(46)	8,180	(64)	16,655	(110)

Total temporarily impaired	$33,235	$(380)	$14,438	$(278)	$47,673	$(658)

December 31, 2014	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$7,664	$(17)	$11,888	$(106)	$19,552	$(123)
Obligations of states and political subdivisions	853	(11)	5,647	(295)	6,500	(306)
Mortgage-backed securities in gov’t sponsored entities	12,289	(29)	11,492	(151)	23,781	(180)

Total temporarily impaired	$20,806	$(57)	$29,027	$(552)	$49,833	$(609)

At June 30, 2015, there were fifty-two securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Loans

Loan balances were as follows:

	June 30, 2015	December 31, 2014
Commercial and agriculture	$128,972	$114,186
Commercial real estate- owner occupied	169,600	143,014
Commercial real estate- non-owner occupied	331,830	308,666
Residential real estate	282,612	268,510
Real estate construction	68,734	65,452
Consumer and other	21,169	15,029

Total loans	1,002,917	914,857
Allowance for loan losses	(14,707)	(14,268)

Net loans	$988,210	$900,589

Included in total loans above are deferred loan fees of $118 at June 30, 2015 and $237 at December 31, 2014.

Included in the totals above are loans acquired from TCNB at the acquisition date, net of fair value adjustments, of:

March 6, 2015
Commercial and agriculture	$13,799
Commercial real estate- owner occupied	23,029
Commercial real estate- non-owner occupied	13,808
Residential real estate	17,541
Real estate construction	3,863
Consumer and other	4,790

Net loans	76,830

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,707 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2015. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2015

Allowance for loan losses:

Beginning balance	$1,822	$2,580	$4,798	$3,747	$428	$196	$697	$14,268
Charge-offs	—	(198)	(64)	(541)	—	(87)	—	(890)
Recoveries	31	210	90	165	3	30	—	529
Provision	(458)	2,835	(1,441)	99	3	51	(289)	800

Ending Balance	$1,395	$5,427	$3,383	$3,470	$434	$190	$408	$14,707

For the six months ended June 30, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in specific reserves for impaired loans. The decrease in specific reserves for impaired loans was the result of the anticipated resolution of an impaired loan. The Company does not expect to incur losses with this resolution. This decrease was offset by an increase in criticized loan balances. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate—Owner Occupied loans was the result of an increase in loss migration rates for special mention loans, based on the migration of loans into the special mention category during the migration analysis period, and an increase in substandard rated loan balances. The allowance for Commercial Real Estate—Non-Owner Occupied loans was reduced due to a decrease in loss migration rates offset by an increase in criticized loan balances. The ending reserve balance for Residential Real Estate loans declined from the end of the previous year due to charge-offs of loans that had a specific reserve previously applied. While loan balances are up, loss rates continue to decrease resulting in the allowance being lower. While criticized loan balances have increased, we have seen improvement in loss migration rates and a decline in specific reserves for impaired loans, management determined that it was appropriate to reduce unallocated reserves at this time.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2014

Allowance for loan losses:

Beginning balance	$2,841	$3,263	$4,296	$5,224	$184	$214	$506	$16,528
Charge-offs	(313)	(1,469)	(105)	(1,054)	—	(43)	—	(2,984)
Recoveries	95	75	24	121	3	33	—	351
Provision	(556)	1,266	638	148	100	(8)	(88)	1,500

Ending Balance	$2,067	$3,135	$4,853	$4,439	$287	$196	$418	$15,395

For the six months ended June 30, 2014, the allowance for Commercial and Agriculture loans was reduced not only by charge-offs, but also due to a decrease in both the loan balances outstanding and the specific reserve required for this type. The net result of these changes was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate loans was the result of large charge offs, which led to increased general reserves due to an increase in loss rate. The net result of these changes was represented as an increase in the provision. The allowance for Residential Real Estate loans decreased during the period due to charge-offs of loans that had a specific reserve previously applied, a reduction in total loans past due and a reduction in nonaccrual loans. The net result of these changes was represented as a decrease in the provision. The loss rate on Consumer loans decreased for the six months ended June 30, 2014 and is reflected in a negative provision. Overall, we saw continued improvement in asset quality during the period, leading to a small decrease in unallocated reserves.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2015

Allowance for loan losses:

Beginning balance	$1,794	$2,608	$4,926	$3,666	$498	$186	$637	$14,315
Charge-offs	—	—	(55)	(213)	—	(37)	—	(305)
Recoveries	12	208	25	34	2	16	—	297
Provision	(411)	2,611	(1,513)	(17)	(66)	25	(229)	400

Ending Balance	$1,395	$5,427	$3,383	$3,470	$434	$190	$408	$14,707

For the three months ended June 30, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in specific reserves for impaired loans. The decrease in specific reserves for impaired loans was the result of the anticipated resolution of an impaired loan. The Company does not expect to incur losses with this resolution. This decrease was offset by an increase in criticized loan balances. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate—Owner Occupied loans was the result of an increase in loss migration rates for special mention loans, based on the migration of loans into the special mention category during the migration analysis period, and an increase in substandard rated loan balances. The allowance for Commercial Real Estate—Non-Owner Occupied loans was reduced due to a decrease in loss migration rates and offset by an increase in criticized loan balances. The ending reserve balance for Residential Real Estate loans declined due to charge-offs of loans that had a specific reserve previously applied and a decline in the loss rates applied. The ending reserve balance for Real Estate Construction loans declined from the end of the previous quarter due to a decline in balances. While loan balances are up, loss migration rates continue to decrease resulting in the allowance being lower. While criticized loan balances have increased, we have seen improvement in loss migration rates and a decline in specific reserves for impaired loans, management determined that it was appropriate to reduce unallocated reserves at this time.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2014

Allowance for loan losses:

Beginning balance	$2,607	$3,829	$4,168	$5,050	$295	$239	$579	$16,767
Charge-offs	(84)	(1,422)	(78)	(737)	—	(11)	—	(2,332)
Recoveries	37	70	12	72	2	17	—	210
Provision	(493)	658	751	54	(10)	(49)	(161)	750

Ending Balance	$2,067	$3,135	$4,853	$4,439	$287	$196	$418	$15,395

For the three months ended June 30, 2014, the allowance for Commercial and Agriculture loans decreased both as a result of decreased reserves on specific loans and a decrease in the loss rate. The result of these changes was represented as a decrease in the provision. The allowance for Commercial Real Estate loans was reduced by charge-offs, which was partially offset by an increase in the loss rate. The impact of these two changes was nearly equal and offsetting. The allowance for Residential Real Estate loans was reduced as a result of charge offs, a reduction in total loans past due and a reduction in nonaccrual loans, partially offset by changes related to increased volume. The net result of these changes was represented as a decrease in the provision. We saw continued improvement in asset quality during the period, leading to a small decrease in unallocated reserves.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2015 and December 31, 2014.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

June 30, 2015

Allowance for loan losses:
Loans acquired with credit deterioration	$91	$—	$—	$123	$—	$—	$—	$214

Ending balance:
Individually evaluated for impairment	$137	$4	$—	$255	$1	$—	$—	$397

Ending balance:
Collectively evaluated for impairment	$1,167	$5,423	$3,383	$3,092	$433	$190	$408	$14,096

Ending balance	$1,395	$5,427	$3,383	$3,470	$434	$190	$408	$14,707

Loan balances outstanding:
Loans acquired with credit deterioration	$203	$33	$—	$211	$—	$—		$447

Ending balance:
Individually evaluated for impairment	$1,223	$4,290	$1,913	$2,403	$40	$4		$9,873

Ending balance:
Collectively evaluated for impairment	$127,546	$165,277	$329,917	$279,998	$68,694	$21,165		$992,597

Ending balance	$128,972	$169,600	$331,830	$282,612	$68,734	$21,169		$1,002,917

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the periods ended June 30, 2015 and December 31, 2014. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
June 30, 2015
Pass	$122,194	$152,878	$314,420	$110,665	$62,170	$11,699	$774,026
Special Mention	1,154	5,232	13,381	1,970	19	—	21,756
Substandard	5,624	11,490	4,029	8,130	31	82	29,386
Doubtful	—	—	—	—	—	—	—

Ending Balance	$128,972	$169,600	$331,830	$120,765	$62,220	$11,781	$825,168

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2014
Pass	$107,903	$128,222	$298,237	$100,810	$59,584	$5,651	$700,407
Special Mention	3,446	5,492	6,305	697	19	—	15,959
Substandard	2,837	9,300	4,124	8,834	41	46	25,182
Doubtful	—	—	—	—	—	—	—

Ending Balance	$114,186	$143,014	$308,666	$110,341	$59,644	$5,697	$741,548

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2015 and December 31, 2014 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

June 30, 2015
Performing	$161,847	$6,514	$9,388	$177,749
Nonperforming	—	—	—	—

Total	$161,847	$6,514	$9,388	$177,749

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2014
Performing	$158,169	$5,808	$9,332	$173,309
Nonperforming	—	—	—	—

Total	$158,169	$5,808	$9,332	$173,309

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2015 and December 31, 2014.

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commericial & Agriculture	$379	$77	$591	$1,047	$127,925	$128,972	$—
Commercial Real Estate - Owner Occupied	489	—	873	1,362	168,238	169,600	—
Commercial Real Estate - Non-Owner Occupied	2,425	62	143	2,630	329,200	331,830	—
Residential Real Estate	688	917	1,716	3,321	279,291	282,612	—
Real Estate Construction	—	—	—	—	68,734	68,734	—
Consumer and Other	71	56	1	128	21,041	21,169	—

Total	$4,052	$1,112	$3,324	$8,488	$994,429	$1,002,917	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commericial & Agriculture	$58	$—	$187	$245	$113,941	$114,186	$—
Commercial Real Estate - Owner Occupied	622	251	657	1,530	141,484	143,014	—
Commercial Real Estate - Non-Owner Occupied	521	5	2,103	2,629	306,037	308,666	—
Residential Real Estate	1,923	721	2,347	4,991	263,519	268,510	—
Real Estate Construction	33	—	8	41	65,411	65,452	—
Consumer and Other	131	8	19	158	14,871	15,029	—

Total	$3,288	$985	$5,321	$9,594	$905,263	$914,857	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of June 30, 2015 and December 31, 2014.

	2015	2014

Commericial & Agriculture	$1,496	$1,264
Commercial Real Estate - Owner Occupied	4,054	3,403
Commercial Real Estate - Non-Owner Occupied	1,658	2,134
Residential Real Estate	5,608	6,674
Real Estate Construction	31	41
Consumer and Other	73	42

Total	$12,920	$13,558

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2015, TDRs accounted for $337 of the allowance for loan losses. As of December 31, 2014, TDRs accounted for $895 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the six-month periods ended June 30, 2015 and June 30, 2014 were as follows:

	For the Six-Month Period Ended June 30, 2015			For the Six-Month Period Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commericial & Agriculture	1	$6	$6	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	3	374	374	2	149	149
Real Estate Construction	1	41	41	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	5	$421	$421	2	$149	$149

There were no loan modifications that are considered troubled debt restructurings (TDRs) completed during the quarter ended June 30, 2015 and June 30, 2014.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new originations loans, so modified loans present a higher risk of loss than do new origination loans. Loans modified in a TDR increased $272 compared to June 30, 2014. The increase is the result of loans purchased in the acquisition of TCNB. During both the three and six month period ended June 30, 2015 and June 30, 2014, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commericial & Agriculture	$881	$1,037		$1,377	$1,504
Commercial Real Estate - Owner Occupied	3,911	4,384		2,961	3,327
Commercial Real Estate - Non-Owner Occupied	1,913	2,178		92	140
Residential Real Estate	1,049	1,594		1,893	3,487
Consumer and Other	4	4		5	5

Total	7,758	9,197		6,328	8,463
With an allowance recorded:
Commericial & Agriculture	342	346	$137	927	1,056	$641
Commercial Real Estate - Owner Occupied	379	379	4	596	643	57
Commercial Real Estate - Non-Owner Occupied	—	—	—	2,083	2,287	20
Residential Real Estate	1,354	1,359	255	1,215	1,223	305
Real Estate Construction	40	40	1	—	—	—

Total	2,115	2,124	397	4,821	5,209	1,023
Total:
Commericial & Agriculture	1,223	1,383	137	2,304	2,560	641
Commercial Real Estate - Owner Occupied	4,290	4,763	4	3,557	3,970	57
Commercial Real Estate - Non-Owner Occupied	1,913	2,178	—	2,175	2,427	20
Residential Real Estate	2,403	2,953	255	3,108	4,710	305
Real Estate Construction	40	40	1	—	—	—
Consumer and Other	4	4	—	5	5	—

Total	$9,873	$11,321	$397	$11,149	$13,672	$1,023

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three and six-month periods ended June 30, 2015 and 2014.

For the six months ended:	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commericial & Agriculture	$1,943	$37	$3,986	$79
Commercial Real Estate - Owner Occupied	3,866	125	7,058	187
Commercial Real Estate - Non-Owner Occupied	2,053	19	2,976	35
Residential Real Estate	2,752	66	3,628	146
Real Estate Construction	27	—	—	—
Consumer and Other	5	—	7	—

Total	$10,646	$247	$17,655	$447

For the three months ended:	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commericial & Agriculture	$1,762	$3	$4,045	$14
Commercial Real Estate - Owner Occupied	4,125	62	6,996	61
Commercial Real Estate - Non-Owner Occupied	1,992	10	2,911	14
Residential Real Estate	2,471	26	3,495	54
Real Estate Construction	40	—	—	—
Consumer and Other	5	—	7	—

Total	$10,395	$101	$17,454	$143

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014, a total of $473 and $560, respectively of foreclosed assets were included with other assets. As of June 30, 2015, included within the foreclosed assets is $473 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2015, the Company had initiated formal foreclosure procedures on $1,052 of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2015 and 2014:

	For the Six-Month Period Ended June 30, 2015			For the Six-Month Period Ended June 30, 2014
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$3,730	$(3,777)	$(47)	$341	$(4,588)	$(4,247)

Other comprehensive income (loss) before reclassifications	(723)	—	(723)	2,510	2,666	5,176

Amounts reclassified from accumulated other comprehensive income (loss)	—	92	92	(74)	88	14

Net current-period other comprehensive income (loss)	(723)	92	(631)	2,436	2,754	5,190

Ending balance	$3,007	$(3,685)	$(678)	$2,777	$(1,834)	$943

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the six months ended June 30, 2015		For the six months ended June 30, 2014		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$—		$112		Net gain on sale of securities
Tax effect	—		(38)		Income tax expense

	—		74		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(140	)(b)	(132	)(b)	Salaries, wages and benefits

Tax effect	48		44		Income tax expense

	(92)		(88)		Net of tax

Total reclassifications for the period	$(92)		$(14)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month periods ended June 30, 2015 and 2014:

	For the Three-Month Period Ended June 30, 2015			For the Three-Month Period Ended June 30, 2014
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$4,315	$(3,731)	$584	$1,655	$(4,559)	$(2,904)

Other comprehensive income (loss) before reclassifications	(1,308)	—	(1,308)	1,193	2,666	3,859

Amounts reclassified from accumulated other comprehensive income (loss)	—	46	46	(71)	59	(12)

Net current-period other comprehensive income (loss)	(1,308)	46	(1,262)	1,122	2,725	3,847

Ending balance	$3,007	$(3,685)	$(678)	$2,777	$(1,834)	$943

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended June 30, 2015 and 2014:

	Amout Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended June 30, 2015		For the three months ended June 30, 2014		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$—		$107		Net gain on sale of securities
Tax effect	—		(36)		Income tax expense

	—		71		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(70	)(b)	(89	)(b)	Salaries, wages and benefits
Tax effect	24		30		Income tax expense

	(46)		(59)		Net of tax

Total reclassifications for the period	$(46)		$12		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Goodwill and Intangible Assets

The carrying amount of goodwill has increased $5,121 since December 31, 2014 as a result of the TCNB acquisition. The balance of goodwill was $26,841 at June 30, 2015 and $21,720 at December 31, 2014.

Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2014 and concluded that the Company’s goodwill was not impaired at December 31, 2014.

	Acquired intangible assets were as follows as of June 30,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit and other intangibles	$7,697	$5,498	$9,378	$7,488

Aggregate amortization expense was $334 and $403 for June 30, 2015 and 2014, respectively.

Estimated amortization expense for each of the next three years and thereafter is as follows.

2015	$377
2016	698
2017	586
Thereafter	538

$2,199

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	At June 30, 2015		At December 31, 2014
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$37,800	$—	$42,700
Maximum indebtedness	—	50,300	—	42,700
Average balance	—	10,609	41	1,951
Average rate paid	—	0.17%	0.54%	0.19%
Interest rate on balance	—	0.15%	—	0.14%

Outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2015 and December 31, 2014.

Securities sold under agreements to repurchase are used to facilitate the needs of our customers as well as to facilitate our short-term funding needs. Securities sold under repurchase agreements are carried at the amount of cash received in association with the agreement. We continuously monitor the collateral levels and may be required, from time to time, to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2015 and December 31, 2014. All of the repurchase agreements are overnight agreements.

	June 30, 2015	December 31, 2014
Repurchase agreements:
U.S. Treasury securities	$744	$876
Obligations of U.S. government agencies	16,716	20,737

Total borrowings	$17,460	$21,613

Gross amount of recognized liabilities for repurchase agreements	$17,460	$21,613

Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Earnings per Common Share

Basic earnings per share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the equity incentive plan, computed using the treasury stock method, and the impact of the Company’s convertible preferred stock using the “if converted” method.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic
Net income	$3,122	$2,240	$6,292	$4,951
Preferred stock dividends	391	406	795	1,061

Net income available to common shareholders - basic	$2,731	$1,834	$5,497	$3,890

Weighted average common shares outstanding - basic	7,825,176	7,707,917	7,790,862	7,707,917

Basic earnings per common share	$0.35	$0.24	$0.71	$0.50

Diluted
Net income available to common shareholders - basic	$2,731	$1,834	$5,497	$3,890
Preferred stock dividends on convertible preferred stock	391	406	795	1,061

Net income available to common shareholders - diluted	$3,122	$2,240	$6,292	$4,951

Weighted average common shares outstanding for basic earnings per common share basic	7,825,176	7,707,917	7,790,862	7,707,917
Add: Dilutive effects of convertible perferred shares	3,079,665	3,196,931	3,113,980	3,196,931
Add: Dilutive effects of unearned restricted stock	92	—	—	—

Average shares and dilutive potential common shares outstanding - diluted	10,904,933	10,904,848	10,904,842	10,904,848

Diluted earnings per common share	$0.29	$0.21	$0.58	$0.43

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended June 30, 2015 there were 3,079,665 dilutive shares related to the Company’s convertible preferred stock. For the six-month period ended June 30, 2015 there were 3,113,980 dilutive shares related to the Company’s convertible preferred stock. For the three- and six- month period ended June 30, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

For the three-month period ended June 30, 2015 there were 92 dilutive shares related to the Company’s restricted stock. For the six-month period ended June 30, 2015, there were 16,983 shares of unvested restricted stock outstanding at a price of $10.82 per share that were not included in the computation of diluted earnings per share because they were anti-dilutive. At June 30, 2014, there was no non-vested restricted stock outstanding. There were no stock options outstanding during the three- and six- month periods ended June 30, 2015 and 2014.

(11) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2015 and December 31, 2014:

	Contract Amount
	June 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$8,875	$193,637	$9,405	$160,718
Overdraft protection	4	24,628	4	22,122
Letters of credit	200	885	200	1,007

	$9,079	$219,150	$9,609	$183,847

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 8.75% at June 30, 2015 and December 31, 2014, respectively. Maturities extend up to 30 years.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $5,922 on June 30, 2015 and $3,259 on December 31, 2014.

(12) Pension Information

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

Net periodic pension expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$—	$94	$—	$170
Interest cost	156	201	312	381
Expected return on plan assets	(283)	(312)	(566)	(592)
Other components	70	89	140	132

Net periodic pension cost (benefit)	$(57)	$72	$(114)	$91

The total amount of pension contributions expected to be paid by the Company in 2015 is $700, compared to $1,515 in 2014.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(13) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 358,017 shares available for grants under this plan at June 30, 2015.

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

The Company classifies share-based compensation for employees with “Salaries, wages and benefits” in the consolidated statements of income. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows, and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

No options had been granted under the 2014 Incentive Plan as of June 30, 2015 and 2014.

During the three and six months ended June 30, 2015, the Company recorded $18 and $24 of share-based compensation expense for restricted shares granted under the 2014 Incentive Plan, respectively. Expected future compensation expense relating to the 16,983 restricted shares at June 30, 2015, is $160 over the remaining vesting period of 2.5 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2015, and changes therein during the three and six months ended:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	16,983	$10.82	—	$—
Granted	—	—	16,983	10.82
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2015	16,983	10.82	16,983	10.82

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(14) Fair Value Measurement

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2015 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$39,939	$—
Obligations of states and political subdivisions	—	90,714	—
Mortgage-backed securities in government sponsored entities	—	66,206	—
Equity securities in financial institutions	—	570	—
Fair value of swap asset	—	1,671	—
Fair value of swap liability	—	1,671	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$9,476
Other real estate owned	—	—	473

	Fair Value Measurements at December 31, 2014 Using:
	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$42,902	$—
Obligations of states and political subdivisions	—	88,021	—
Mortgage-backed securities in government sponsored entities	—	66,442	—
Equity securities in financial institutions	—	540	—
Fair value of swap asset	—	1,721	—
Fair value of swap liability	—	1,721	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$10,126
Other real estate owned	—	—	560

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements
June 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$9,476	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 - 30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$473	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

June 30, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$35,092	$35,092	$35,092	$—	$—
Securities available for sale	197,429	197,429	—	197,429	—
Other securities	13,261	13,261	13,261	—	—
Loans, held for sale	4,034	4,034	4,034	—	—
Loans, net of allowance for loan losses	988,210	994,973	—	—	994,973
Bank owned life insurance	19,870	19,870	19,870	—	—
Accrued interest receivable	3,987	3,987	3,987	—	—
Fair value swap asset	1,671	1,671	—	1,671	—

Financial Liabilities:
Nonmaturing deposits	842,246	842,246	842,246	—	—
Time deposits	233,560	234,387	—	—	234,387
Federal Home Loan Bank advances	55,300	55,381	—	—	55,381
Securities sold under agreement to repurchase	17,460	17,460	17,460	—	—
Subordinated debentures	29,427	23,965	—	—	23,965
Accrued interest payable	136	136	136	—	—
Fair value swap liability	1,671	1,671	—	1,671	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$29,858	$29,858	$29,858	$—	$—
Securities available for sale	197,905	197,905	—	197,905	—
Other securities	12,586	12,586	12,586	—	—
Loans, held for sale	2,410	2,410	2,410	—	—
Loans, net of allowance for loan losses	900,589	908,118	—	—	908,118
Bank owned life insurance	19,637	19,637	19,637	—	—
Accrued interest receivable	3,852	3,852	3,852	—	—
Fair value swap asset	1,721	1,721	—	1,721	—

Financial Liabilities:
Nonmaturing deposits	748,948	748,948	748,948	—	—
Time deposits	219,970	221,263	—	—	221,263
Federal Home Loan Bank advances	65,200	65,399	—	—	65,399
Securities sold under agreement to repurchase	21,613	21,613	21,613	—	—
Subordinated debentures	29,427	24,688	—	—	24,688
Accrued interest payable	126	126	126	—	—
Fair value swap liability	1,721	1,721	—	1,721	—

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

Fair value swap asset and liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date.

(15) Preferred Shares

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

Using proceeds from the sale of the depositary shares, the Company redeemed all of its outstanding Series A Preferred Shares for an aggregate purchase price of $22,857, which redemption was completed as of February 15, 2014.

(16) Derivative Hedging Instruments

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of June 30, 2015.

		Weighted	Impact of a
	Notional	Average Rate	1 basis point change	Repricing
	Amount	Received/(Paid)	in interest rates	Frequency
Derivative Assets	$31,601	5.30%	$19	Monthly
Derivative Liabilities	(31,601)	-5.30%	(19)	Monthly

Net Exposure	$—		$—

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

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2015 compared to December 31, 2014, and the consolidated results of operations for the three- and six-month periods ended June 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at June 30, 2015 were $1,317,272 compared to $1,213,191 at December 31, 2014, an increase of $104,081, or 8.6 percent. The increase in total assets was mainly attributable to an increase in cash and due from banks, loans held for sale and the merger of TCNB Financial Corp. (“TCNB”) with the Company. Total liabilities at June 30, 2015 were $1,197,250 compared to $1,097,282 at December 31, 2014, an increase of $99,968, or 9.1 percent. The increase in total liabilities was mainly attributable to an increase in total deposits and accrued expenses and other liabilities offset by a decrease in FHLB advances and securities sold under agreements to repurchase.

Net loans have increased $87,621 or 9.7 percent since December 31, 2014. The increase in net loans was spread across all segments and resulted primarily from the acquisition of net loans totaling $76,830 from TCNB. Commercial and agriculture loans increased $14,786, with a total of $13,799 of these being acquired as part of the TCNB acquisition. Commercial real estate – owner occupied loans increased $26,586, with a total of $23,029 of these loans being acquired as part of the TCNB acquisition. Commercial real estate-non-owner occupied loans increased $23,164, with a total of $13,808 of these loans being acquired as part of the TCNB acquisition. Residential real estate loans increased $14,102, with a total of $17,541 of these loans being acquired as part of the TCNB acquisition. Real estate construction loans increased $3,282, with a total of $3,863 of these loans being acquired as part of the TCNB acquisition. Consumer and other loans increased $6,140, with a total of $4,790 of these loans being acquired as part of the TCNB acquisition.

Loans held for sale have increased $1,624 or 67.4 percent since December 31, 2014, due to increased originations and sales volumes during the first six months of 2015. At June 30, 2015, the net loan to deposit ratio was 91.9 percent compared to 93.0 percent at December 31, 2014. This ratio has declined in 2015 due to the increase in deposits outpacing loan growth.

For the six months of operations in 2015, $800 was placed into the allowance for loan losses from earnings, compared to $1,500 in the same period of 2014. The decrease in provision for loan losses in the first six months of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to $361, compared to $2,633 in 2014. For the first six months of 2015, the Company charged off thirty-three loans. Fifteen real estate mortgage loans totaling $376 net of recoveries, four commercial real estate – owner occupied loans totaling $(12) net of recoveries, three commercial real estate – non-owner occupied loans totaling $(26) net of recoveries, zero commercial and agriculture loans totaling ($31) net of recoveries and zero real estate construction loans totaling ($3) net of recoveries were charged off in the first six months of the year. In addition, eleven Consumer and Other loans totaling $57, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $638 since December 31, 2014, which was due to a decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each commercial and commercial real estate loan, with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.47 percent at June 30, 2015 and 1.56 percent at December 31, 2014.

The available for sale security portfolio decreased by $476, from $197,905 at December 31, 2014 to $197,429 at June 30, 2015. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2015, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have increased $1,908 from December 31, 2014 to June 30, 2015. The increase is attributed to the acquisition of TCNB assets of $1,739, consisting of branch offices and equipment within those branches. The remaining difference resulted from new purchases of $727, offset by depreciation of $558.

Goodwill increased by $5,121, from $21,720 at December 31, 2014 to $26,841 at June 30, 2015. The increase is due to the goodwill created from the merger with TCNB. Other intangible assets increased $742 from year-end 2014. The increase includes $1,009 of core deposit intangibles from the merger with TCNB.

Total deposits at June 30, 2015 increased $106,888 from year-end 2014. Noninterest-bearing deposits increased $46,061 from year-end 2014, while interest-bearing deposits, including savings and time deposits, increased $60,827 from December 31, 2014. The increase in noninterest-bearing deposits was primarily due to the acquisition of TCNB, which added noninterest-bearing deposits of $18,263, as well as an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to the acquisition of TCNB, which contributed interest-bearing deposits totaling $68,606. The year-to-date average balance of total deposits increased $83,109 compared to the average balance of the same period in 2014. The increase in average balance is due to increases of $44,294 in demand deposit accounts, $16,510 in brokered deposits, $22,459 in money market savings, $6,720 in interest-bearing demand, $3,556 in interest-bearing public funds and $3,954 in statement saving accounts, offset by decreases of $17,392 in time certificates and $1,328 in IRA’s.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances decreased $9,900 from December 31, 2014 to June 30, 2015. The decrease is mainly due to a decrease in overnight funds of $4,900. In addition, the Company had one FHLB advance mature during the six months ended June 30, 2015. The advance matured on March 11, 2015, in the amount of $5,000. This advance had a term of eighty-four months with a fixed rate of 2.84%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $4,153 from December 31, 2014 to June 30, 2015.

Accrued expenses and other liabilities increased $7,133 from December 31, 2014 to June 30, 2015. The increase is primarily the result of an increase in a clearing account related to the Company’s tax refund processing program.

Shareholders’ equity at June 30, 2015 was $120,022, or 9.1 percent of total assets, compared to $115,909, or 9.6 percent of total assets, at December 31, 2014. The decrease in the ratio of equity to total assets was the result of an increase in total assets. The increase in shareholders’ equity was primarily due to net income of $6,292, a decrease in the Company’s pension liability, net of tax, of $92, a decrease in the fair value of securities available for sale, net of tax, of $723 and offset by dividends on preferred stock and common stock of $795 and $777, respectively. Additionally, $24 was recognized as stock-based compensation in connection with the grant of restricted shares. Total outstanding common shares at June 30, 2015 were 7,826,595. Total outstanding common shares at December 31, 2014 were 7,707,917. The increase in common shares outstanding is the result of the conversion of 928 preferred shares into 118,678 common shares under the provisions of the Form S-1, as amended, filed with the Securities and Exchange Commission on November 1, 2013.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Results of Operations

Six Months Ended June 30, 2015 and 2014

The Company had net income of $6,292 for the six months ended June 30, 2015, an increase of $1,341 from net income of $4,951 for the same six months of 2014. Basic earnings per common share were $0.71 for the six months ended June 30, 2015, compared to $0.50 for the same period in 2014. Diluted earnings per common share were $0.58 for the six months ended June 30, 2015, compared to $0.43 for the same period in 2014. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2015 was $22,831, an increase of $2,399 from $20,432 in the same six months of 2014. Total interest income for the six months ended June 30, 2015 was $24,503, an increase of $1,823 from $22,680 in the same six months of 2014. Average earning assets increased 6.8 percent during the period ended June 30, 2015 as compared to the same period in 2014. Average loans and non-taxable securities for the first six months of 2015 increased 11.9 percent and 14.0 percent, respectively, compared to the first six months of last year. The increases were offset by decreases in taxable securities and interest-bearing deposits in banks. Interest-bearing deposits in other banks decreased mainly due to the timing of cash inflows and outflows related to our tax refund processing program. The yield on earning assets increased 6 basis points for the first six months of 2015 compared to the first six months of last year. Total interest expense for the six months ended June 30, 2015 was $1,672, a decrease of $576 from $2,248 in the same six months of 2014. Interest expense on time deposits and FHLB borrowings decreased $135 and $436, respectively in the first six months of 2015 compared to the same period in 2014. Average time deposits for the first six months of 2015 decreased 0.7 percent compared to the first six months of 2014, while average FHLB borrowings for the first six months of 2015 decreased 19.9 percent compared to the first six months of 2014. The interest rate paid on time deposits during the first six months of 2015 decreased by 12 basis points as compared to the same period in 2014. The interest rate paid on FHLB borrowings during the first six months of 2015 decreased 204 basis points as compared to the same period in 2014. The Company’s net interest margin for the six months ended June 30, 2015 and 2014 was 3.81% and 3.63%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2015 and 2014. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2015			2014
	Average balance	Interest	Yield/ rate *	Average Balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$959,474	$21,516	4.53%	$857,765	$19,632	4.62%
Taxable securities	141,420	1,629	2.37%	155,487	1,765	2.31%
Non-taxable securities	70,128	1,264	5.78%	61,512	1,155	5.87%
Interest-bearing deposits in other banks	79,794	94	0.24%	96,719	128	0.26%

Total interest-earning assets	1,250,816	24,503	4.08%	1,171,483	22,680	4.02%

Noninterest-earning assets:
Cash and due from financial institutions	46,515			50,117
Premises and equipment, net	15,537			16,638
Accrued interest receivable	4,225			4,112
Intangible assets	27,513			23,841
Other assets	9,877			8,554
Bank owned life insurance	19,737			19,255
Less allowance for loan losses	(14,520)			(16,479)

Total assets	$1,359,700			$1,277,521

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$540,336	$207	0.08%	$499,948	$185	0.08%
Time	228,846	868	0.76%	230,419	1,003	0.88%
FHLB	30,179	215	1.44%	37,686	651	3.48%
Subordinated debentures	29,427	373	2.56%	29,427	399	2.73%
Repurchase agreements	18,745	9	0.10%	20,246	10	0.10%

Total interest-bearing liabilities	847,533	1,672	0.40%	817,726	2,248	0.55%

Noninterest-bearing deposits	379,786			335,492
Other liabilities	14,258			11,322
Shareholders’ equity	118,123			112,981

Total liabilities and shareholders’ equity	$1,359,700			$1,277,521

Net interest income and interest rate spread		$22,831	3.68%		$20,432	3.47%
Net interest margin			3.81%			3.63%

*	- All yields and costs are presented on an annualized and tax equivalent basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2015 and 2014. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$2,288	$(404)	$1,884
Taxable securities	(164)	28	(136)
Nontaxable securities	163	(54)	109
Interest-bearing deposits in other banks	(21)	(13)	(34)

Total interest income	$2,266	$(443)	$1,823

Interest expense:
Demand and savings	$15	$7	$22
Time	(7)	(128)	(135)
FHLB	(110)	(326)	(436)
Subordinated debentures	—	(26)	(26)
Repurchase agreements	(1)	—	(1)

Total interest expense	$(103)	$(473)	$(576)

Net interest income	$2,369	$30	$2,399

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $800 for the six months ended June 30, 2015, compared to $1,500 for the same period in 2014. The decrease in provision for loan losses in the first six months of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six months ended June 30, 2015 was $8,053, an increase of $49 or 0.6 percent from $8,004 for the same period of 2014. The primary reasons for the decrease follow.

Service charge fee income for the period ended June 30, 2015 was $2,225, up $151 or 7.3 percent over the same period of 2014. The increase is primarily due to an increase in business service charges partially offset by a decrease in overdraft fees.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $73 or 4.6 percent during the period ended June 30, 2015 compared to the same period in 2014. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2014.

Gain on the sale of securities decreased $112 during the period ended June 30, 2015 compared to the same period of 2014. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on sale of loans increased $388 or 168.0 percent during the period ended June 30, 2015 compared to the same period of 2014. The increase is due to an increase in volume of loans sold during the first six months of 2015 as compared to the same period in 2014, as well as an increase in the premium earned .

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. As a result of this change, tax refund processing fees decreased $315 or 13.6 percent during the period ended June 30, 2015 compared to the same period in 2014. In 2015, a new fee structure was agreed upon between the Company and its’ vendors. The new fee calls for a flat processing fee, whereas in 2014, the Company received a per transaction fee. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Noninterest expense for the six months ended June 30, 2015 was $21,537, an increase of $1,129, from $20,408 reported for the same period of 2014. The primary reasons for the increase follow.

Salary and other employee costs were $11,708, up $700 or 6.4 percent as compared to the same period of 2014. The increase was mainly due to an increase in salaries and 401(k) expenses. Salaries and related payroll taxes increased mainly due to annual pay increases and overtime related to the acquisition of TCNB, as well as the addition of TCNB employees. In 2015, the Company adopted a Safe Harbor 401(k) plan which increased the match paid to participants.

Contracted data processing costs were $993, up $282 or 39.7 percent compared to the same period in 2014 due to increases in the cost of technology services and core processing costs related to the acquisition of TCNB.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Amortization expense decreased $69, or 17.1 percent from the same period of 2014, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $445, up $42 or 10.4 percent compared to the same period in 2014. The increase is due to software upgrades performed on the Company’s ATM network during the first six months of 2015, offset by vendor credits that began in the second quarter of 2015.

Marketing costs were $544, down $249 or 31.4 percent compared to the same period in 2014. In 2014, the Company increased marketing expenses as part of its rebranding effort.

Professional service costs were $1,119, up $325 or 40.9 percent compared to the same period in 2014. The increase is due to increased legal and audit fees relating to the acquisition of TCNB, increased recruiting expenses and increased legal expenses that were previously disclosed concerning litigation related to a proposed sale of real estate that the Company owns near one of its branches.

Income tax expense for the six months ended June 30, 2015 totaled $2,255, up $678 compared to the same period in 2014. The effective tax rates for the six-month periods ended June 30, 2015 and June 30, 2014 were 26.4% and 24.2%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of June 30, 2015 is the result of an increase in taxable income as compared to the same period in 2014.

Three Months Ended June 30, 2015 and 2014

The Company had net income of $3,122 for the three months ended June 30, 2015, an increase of $882 from net income of $2,240 for the same three months of 2014. Basic earnings per common share were $0.35 for the quarter ended June 30, 2015, compared to $0.24 for the same period in 2014. Diluted earnings per common share were $0.29 for the quarter ended June 30, 2015, compared to $0.21 for the same period in 2014. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2015 was $11,916, an increase of $1,650 from $10,266 in the same three months of 2014. The Company’s net interest margin for the three months ended June 30, 2015 and 2014 was 3.96% and 3.76%, respectively. Total interest income for the three months ended June 30, 2015 was $12,740, an increase of $1,375 from $11,365 in the same three months of 2014. Average earning assets increased 10.1 percent during the quarter ended June 30, 2015 as compared to the same period in 2014. Average loans, non-taxable securities and bank stocks for the second quarter of 2015 increased 15.0 percent, 14.1 percent and 6.7 percent, respectively, compared to the second quarter of last year. The yield on earning assets increased 8 basis points for the second quarter of 2015 compared to the second quarter of last year. Total interest expense for the three months ended June 30, 2015 was $824, a decrease of $275 from $1,099 in the same three months of 2014. Interest expense on time deposits and FHLB borrowings decreased $54 and $233, respectively in the second quarter of 2015 compared to the same period in 2014. Average FHLB borrowings for the second quarter of 2015 decreased 31.1 percent compared to the second quarter of 2014. The interest rate paid on time deposits and FHLB borrowings during the second quarter of 2015 also decreased by 12 and 203 basis points, respectively as compared to the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2015 and 2014. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2015			2014
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$991,487	$11,270	4.56%	$861,842	$9,850	4.59%
Taxable securities	140,943	796	2.31%	151,020	893	2.40%
Non-taxable securities	70,610	640	5.74%	61,889	580	5.87%
Interest-bearing deposits in other banks	43,691	34	0.31%	57,500	42	0.29%

Total interest-earning assets	$1,246,731	12,740	4.23%	$1,132,251	11,365	4.15%

Noninterest-earning assets:
Cash and due from financial institutions	26,222			25,769
Premises and equipment, net	16,173			16,371
Accrued interest receivable	4,561			4,332
Intangible assets	29,164			23,740
Other assets	10,885			9,155
Bank owned life insurance	19,795			19,320
Less allowance for loan losses	(14,593)			(16,271)

Total Assets	$1,338,938			$1,214,667

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$555,144	$109	0.08%	$505,828	$95	0.08%
Time	233,047	424	0.73%	225,182	478	0.85%
FHLB	25,958	94	1.45%	37,649	327	3.48%
Subordinated debentures	29,427	193	2.63%	29,427	195	2.66%
Repurchase Agreements	17,302	4	0.09%	16,590	4	0.10%

Total interest-bearing liabilities	$860,878	824	0.38%	$814,676	1,099	0.54%

Noninterest-bearing deposits	345,241			278,266
Other liabilities	13,607			11,846
Shareholders’ Equity	119,212			109,879

Total Liabilities and Shareholders’ Equity	$1,338,938			$1,214,667

Net interest income and interest rate spread		$11,916	3.85%		$10,266	3.61%
Net interest margin			3.96%			3.76%

*	- All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2015 and 2014. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,474	$(54)	$1,420
Taxable securities	(59)	(38)	(97)
Nontaxable securities	83	(23)	60
Interest-bearing deposits in other banks	(11)	3	(8)

Total interest income	$1,487	$(112)	$1,375

Interest expense:
Demand and savings	10	4	14
Time	16	(70)	(54)
FHLB	(81)	(152)	(233)
Subordinated debentures	—	(2)	(2)
Repurchase agreements	—	—	—

Total interest expense	$(55)	$(220)	$(275)

Net interest income	$1,542	$108	$1,650

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Provision for loan losses totaled $400 for the three months ended June 30, 2015, compared to $750 for the same period in 2014. The decrease in provision for loan losses in the second quarter of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago.

Noninterest income for the three months ended June 30, 2015 was $3,652, an increase of $272 or 8.0 percent from $3,380 for the same period of 2014. The primary reasons for the increase follow.

Service charge fee income for the period ended June 30, 2015 was $1,170, up $106 or 10.0 percent over the same period of 2014. The increase is primarily due to an increase in business service charges partially offset by a decrease in overdraft fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $52 or 6.6 percent during the second quarter of 2015 compared to the same period in 2014. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2014.

Gain on the sale of securities decreased $107 during the second quarter of 2015 compared to the same period of 2014. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on the sale of loans increased $287 or 224.2 percent during the second quarter of 2015 compared to the same period of 2014. The increase is due to an increase in volume of loans sold during the second quarter of 2015 compared to the same period of 2014, as well as an increase in the premiums earned.

Noninterest expense for the three months ended June 30, 2015 was $10,933, an increase of $954, from $9,979 reported for the same period of 2014. The primary reasons for the increase follow.

Salary and other employee costs were $5,809, up $528 or 10.0 percent as compared to the same period of 2014. The increase was mainly due to an increase in salaries and related taxes and 401(k) expenses. Salaries and related payroll taxes increased mainly due to annual pay increases. In 2015, the Company the Company adopted a Safe Harbor 401(k) plan which increased the match paid to participants.

Contracted data processing costs were $545, up $153 or 39.0 percent compared to the same period in 2014 due to increases in cost of technology services and in core processing costs related to the acquisition of TCNB.

Net occupancy and equipment costs were $980, up $46 or 4.9 percent compared to the same period in 2014. The increase is mainly due to the cancellation of alarm system maintenance services as a result of the Company’s merger with TCNB.

ATM costs were $162, down $38 or 19.0 percent compared to the same period in 2014. The decrease is due to credits received from a vendor for billing errors.

Marketing costs were $308, down $94 or 23.4 percent compared to the same period in 2014. In 2014, the Company increased marketing expenses as part of our rebranding efforts.

Professional service costs were $663, up $260 or 64.5 percent compared to the same period in 2014. The increase is due to increased legal and audit fees relating to the acquisition of TCNB, increased recruiting expenses and increased legal expenses that were previously disclosed concerning litigation related to a proposed sale of real estate that the Company owns near one of its branches.

Other operating expenses were $1,832, up $146 or 8.7 percent compared to the same period in 2014. The increase is mainly due to increased travel and lodging, stationary and supplies and general insurance expenses as compared to the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended June 30, 2015 totaled $1,113, up $436 compared to the same period in 2014. The effective tax rates for the three-month periods ended June 30, 2015 and June 30, 2014 were 26.3% and 23.2%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $120,022 at June 30, 2015 compared to $115,909 at December 31, 2014. The increase in shareholders’ equity resulted primarily from net income of $6,292, which was offset by dividends on preferred stock and common stock of $795 and $777, respectively.

During the first quarter of 2015, the Company adopted the new BASEL III regulatory capital framework as approved by the federal banking agencies. The final BASEL III rules also require the Company to now maintain minimum amounts and ratios of Common Equity Tier 1 Capital to risk-weighted assets (as these terms are defined in the BASEL III rules). Under the BASEL III rules, the Company elected to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, The Company’s regulatory capital ratios were calculated under BASEL I rules because the BASEL III rules were not yet effective and, thus, the Common Equity Tier 1 Capital ratio was not required. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2015 and December 31, 2014 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Corporation Ratios—June 30, 2015	13.5%	12.2%	7.1%	9.4%
Corporation Ratios—December 31, 2014	14.7%	13.4%	N/A	10.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share on February 1, 2015 and on May 1, 2015. In 2014, the Company paid a cash dividend of $0.04 per common share on February 1 and a cash dividend of $0.05 per common share on May 1. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015 and approximately $391 on June 16, 2015. In 2014, the Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $267 at the time of redemption, which was completed on February 15, 2014. The Company also paid an annualized 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014 and approximately $388 on June 16, 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $632, or 0.3 percent of the total security portfolio at June 30, 2015. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended June 30, 2015 was $13,323. This includes net income of $6,292 plus net adjustments of $7,031 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans and net change in other assets and accrued expenses of $24,590 and $6,525, respectively. Cash used by operations is primarily from loans originated for sale of $25,595. Cash used by investing activities was $12,483 for the period ended June 30, 2015. Cash received from investing activities is primarily from maturing, called securities of $14,870. This increase in cash was offset by security purchases, net loan originations and loan purchases of $16,194, $8,603 and $2,975, respectively. Cash provided from financing activities for the first six months of 2015 totaled $4,394. The increase of cash from financing activities is due to a net change in deposits of $20,019 for the first six months of 2015. Noninterest-bearing deposits increased $27,798 from year-end 2014, while interest-bearing deposits, including savings and time deposits, decreased $7,779 during the first six months of 2015. Cash of $9,900 was used to repay short term FHLB overnight advances and to repay a matured FHLB advance. In addition, securities sold under agreements to repurchase decreased $4,153, cash of $795 was used to pay preferred dividends and cash of $777 was used to pay common dividends. Cash and cash equivalents increased from $29,858 at December 31, 2014 to $35,092 at June 30, 2015.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $35,000. As of June 30, 2015, Civista had total credit availability with the FHLB of $129,766, with a remaining borrowing capacity of approximately $51,666.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2014 and June 30, 2015, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2015 and December 31, 2014.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2014 and June 30, 2015. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	June 30, 2015			December 31, 2014
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	186,060	21,920	13%	160,744	14,829	10%
+100bp	178,510	14,370	9%	155,452	9,537	7%
Base	164,140	—	—	145,915	—	—
-100bp	164,871	731	0%	151,829	5,914	4%

The change in net portfolio value from December 31, 2014 to June 30, 2015, can be attributed to two factors. The yield curve has seen a slightly upward, nearly parallel, shift since the end of the year, although the shorter end of the curve has not changed. Additionally, both the volume and mix of assets and funding sources has changed. The additional volumes, related to the TCNB merger, contributed to the mix of assets being relatively heavier in loans compared to the end of the year. This change in mix tends to increase volatility. The funding volume and mix has shifted from borrowed money to deposits and CDs, which also tends to increase volatility. The volume from the merger and the shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a small increase in the net portfolio value as the fair value of assets would increase slightly more quickly than the fair value of liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2015, were effective.

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

The Company’s bank subsidiary, Civista Bank (“Civista”) has been named as the defendant in a legal action filed by United Bank, Division of the Park National Bank (“United”). The action suggests that Civista received payments on loans that were proceeds from the sale of collateral in which United held a security interest. United’s allegations include a claim that the payments to Civista constituted fraudulent transfers. While the amounts claimed by United are overlapping and unclear, it appears to be asking for $424,113.83, punitive damages and attorneys’ fees. Civista has a number of defenses to United’s claims, including the fact that the most significant claims appear to have been previously rejected by a different Ohio court. Civista has requested that the action be transferred to the court that heard the earlier case and intends to vigorously defend the action.

There are no other new material legal proceedings or material changes to existing legal proceedings during the current period.

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

None

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	August 7, 2015
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 7, 2015
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated September 10, 2014, by and among the Company, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of the Company.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of the Company on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of the Company.	Filed as Exhibit 3.4 to the Company’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.1(e)	Certificate of Amendment to Articles, filed with the Ohio Secretary of State on May 1, 2015, evidencing adoption of an amendment by the Board of Directors of the Company to Article FIRST to change the corporation’s name to Civista Bancshares, Inc..	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed on May 1, 2015 and incorporated herein by reference. (File No. 1-36192)

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith