Form 10-Q
period 2015-09-30
CIVISTA BANCSHARES, INC.
filed 2015-11-06
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 5, 2015 - 7,843,578 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$33,619	$29,858
Securities available for sale	198,655	197,905
Loans held for sale	1,223	2,410
Loans, net of allowance of $14,760 and $14,268	985,515	900,589
Other securities	13,324	12,586
Premises and equipment, net	16,200	14,400
Accrued interest receivable	4,880	3,852
Goodwill	27,095	21,720
Other intangibles	2,588	2,025
Bank owned life insurance	19,987	19,637
Other assets	10,245	8,209

Total assets	$1,313,331	$1,213,191

LIABILITIES
Deposits
Noninterest-bearing	$296,863	$250,701
Interest-bearing	759,096	718,217

Total deposits	1,055,959	968,918
Federal Home Loan Bank advances	72,200	65,200
Securities sold under agreements to repurchase	20,887	21,613
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	11,521	12,124

Total liabilities	1,189,994	1,097,282

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized,
Series B Preferred stock, $1,000 liquidation preference, 24,072 shares issued at September 30, 2015 and 25,000 shares issued at December 31, 2014, net of issuance costs	22,273	23,132
Common shares, no par value, 20,000,000 shares authorized, 8,591,542 shares issued at September 30, 2015 and 8,455,881 shares issued at December 31, 2014	115,267	114,365
Accumulated earnings (deficit)	2,884	(4,306)
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	148	(47)

Total shareholders’ equity	123,337	115,909

Total liabilities and shareholders’ equity	$1,313,331	$1,213,191

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$11,755	$10,218	$33,271	$29,850
Taxable securities	810	845	2,439	2,610
Tax-exempt securities	653	595	1,917	1,750
Federal funds sold and other	5	9	98	137

Total interest income	13,223	11,667	37,725	34,347

Interest expense
Deposits	513	552	1,588	1,740
Federal Home Loan Bank advances	111	236	326	887
Subordinated debentures	192	190	565	590
Other	5	5	15	15

Total interest expense	821	983	2,494	3,232

Net interest income	12,402	10,684	35,231	31,115
Provision for loan losses	400	—	1,200	1,500

Net interest income after provision for loan losses	12,002	10,684	34,031	29,615

Noninterest income
Service charges	1,262	1,110	3,487	3,184
Net gain (loss) on sale of securities	(5)	1	(5)	114
Net gain on sale of loans	269	239	888	470
ATM fees	520	481	1,484	1,388
Trust fees	659	822	2,159	2,396
Bank owned life insurance	116	118	350	373
Tax refund processing fees	—	6	2,000	2,321
Other	255	235	769	770

Total noninterest income	3,076	3,012	11,132	11,016

Noninterest expense
Salaries, wages and benefits	6,025	5,654	17,732	16,661
Net occupancy expense	595	510	1,833	1,771
Equipment expense	303	320	1,030	1,023
Contracted data processing	399	369	1,392	1,080
FDIC assessment	192	212	654	700
State franchise tax	205	240	661	680
Professional services	597	538	1,716	1,332
Amortization of intangible assets	189	201	522	604
ATM expense	119	203	563	606
Marketing	298	434	842	1,227
Other operating expenses	1,744	1,980	5,258	5,384

Total noninterest expense	10,666	10,661	32,203	31,068

Income before taxes	4,412	3,035	12,960	9,563
Income tax expense	1,159	729	3,414	2,306

Net Income	3,253	2,306	9,546	7,257
Preferred stock dividends and discount accretion	391	406	1,186	1,467

Net income available to common shareholders	$2,862	$1,900	$8,360	$5,790

Earnings per common share, basic	$0.36	$0.25	$1.07	$0.75

Earnings per common share, diluted	$0.30	$0.21	$0.87	$0.64

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$3,253	$2,306	$9,546	$7,257

Other comprehensive income:
Unrealized holding gains on available for sale securities	1,183	615	87	4,303
Tax effect	(403)	(210)	(30)	(1,462)
Pension liability adjustment	70	89	210	4,260
Tax effect	(24)	(31)	(72)	(1,448)

Total other comprehensive income	826	463	195	5,653

Comprehensive income	$4,079	$2,769	$9,741	$12,910

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares		Accumulated		Other	Total
	Outstanding		Outstanding		Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Income (Loss)	Equity

Balance, December 31, 2014	25,000	$23,132	7,707,917	$114,365	$(4,306)	$(17,235)	$(47)	$115,909

Net Income	—	—	—	—	9,546	—	—	9,546

Other comprehensive loss	—	—	—	—	—	—	195	195

Conversion of Series B preferred shares to common shares	(928)	(859)	118,678	859	—	—	—	—

Stock-based compensation	—	—	16,983	43	—	—	—	43

Common stock dividends ($.15 per share)	—	—	—	—	(1,170)	—	—	(1,170)

Preferred stock dividend	—	—	—	—	(1,186)	—	—	(1,186)

Balance, September 30, 2015	24,072	$22,273	7,843,578	$115,267	$2,884	$(17,235)	$148	$123,337

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014

Net cash from operating activities	$14,375	$11,043

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	20,538	38,343
Purchases of securities, available-for-sale	(22,250)	(54,425)
Sale of securities available for sale	—	18,088
Redemption of Federal Reserve stock	138	11
Redemption of Federal Home Loan Bank stock	—	2,999
Purchase of Federal Reserve stock	(160)	(140)
Net loan originations	(9,426)	(25,406)
Purchase of consumer loans	(3,826)	(3,120)
Proceeds from sale of other real estate owned properties	289	191
Cash acquired in acquisition, net of purchase price	926	—
Proceeds from sale of premises and equipment	—	1,310
Purchases of premises and equipment	(933)	(257)

Net cash used for investing activities	(14,704)	(22,406)

Cash flows from financing activities:
Repayment of long-term FHLB advances	(5,000)	(30,226)
Net change in short-term FHLB advances	12,000	—
Proceeds from short-term FHLB advances	—	8,700
Proceeds from long-term FHLB advances	—	10,000
Increase in deposits	172	38,159
Increase (decrease) in securities sold under repurchase agreements	(726)	75
Repayment of series A preferred stock	—	(22,857)
Common dividends paid	(1,170)	(1,079)
Preferred dividends paid	(1,186)	(1,467)

Net cash provided by financing activities	4,090	1,305

Increase (decrease) in cash and due from financial institutions	3,761	(10,058)
Cash and due from financial institutions at beginning of period	29,858	34,186

Cash and due from financial institutions at end of period	$33,619	$24,128

Cash paid during the period for:
Interest	$2,468	$3,254
Income taxes	$2,250	$950

Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$174	$261

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(In thousands)

Nine months ended September 30, 2015

Acquisition of TCNB Financial Corp.

Noncash assets acquired:
Loans receivable	$76,444
Other securities	716
Accrued interest receivable	194
Premises and equipment, net	1,738
Core deposit intangible	1,009
Other assets	472

Total non cash assets acquired	80,573

Liabilities assumed:
Deposits	86,869
Other liabilities	5

Total liabilities assumed	86,874

Net noncash liabilities acquired	$6,301

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2015 and its results of operations and changes in cash flows for the periods ended September 30, 2015 and 2014 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2014 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and Residential Real Estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one to Lessors of Non-Residential Buildings and Dwellings totaling $215,807, or 21.7 percent of total loans, as of September 30, 2015 and the other to Lessors of Residential Buildings and Dwellings totaling $134,752, or 13.6 percent of total loans, as of September 30, 2015. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2015. Revenue from Water St. was less than 1.0% of total revenue through September 30, 2015. Management considers the Company to operate primarily in one reportable segment, banking.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

At the time of the merger, TCNB had total assets of $97,479, including $76,771 in loans, and $86,708 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of TCNB have been included in the Company’s Consolidated Financial Statements since the close of business on March 6, 2015. The aggregate of the purchase price over the fair value of the net assets acquired of approximately $5,375 was recorded as goodwill and will be evaluated for impairment on an annual basis.

The following table presents financial information for the former TCNB included in the Consolidated Statements of Income from the date of acquisition through September 30, 2015 and for the three-month period ended September 30, 2015.

	Actual From Acquisition Date Through September 30, 2015 (in thousands)	For the Three-Month Period Ended September 30, 2015 (in thousands)
Net interest income after provision for loan losses	$2,291	$987
Noninterest income	71	—
Net income	859	396

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents pro forma information for the nine and three-month periods ended September 30, 2015 and 2014 as if the acquisition of TCNB had occurred on January 1, 2014. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	Pro Formas		Pro Formas
	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Net interest income after provision for loan losses	$36,951	$32,799	$12,974	$30,677
Noninterest income	11,624	11,376	3,076	3,093
Net income	9,645	7,820	3,599	2,418
Pro forma earnings per share:
Basic	$1.13	$0.88	$0.41	$0.26
Diluted	$0.88	$0.69	$0.33	$0.22

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for TCNB. Core deposit intangibles will be amortized over periods of between five and ten years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

	At March 6, 2015
Total purchase price		$17,226

Net assets acquired:
Cash and short-term investments	18,152
Loans, net	76,444
Other securities	716
Premises and equipment	1,738
Accrued interest receivable	194
Core deposit intangible	1,009
Other assets	472
Noninterest-bearing deposits	(18,263)
Interest-bearing deposits	(68,606)
Other liabilities	(5)
		11,851

Goodwill		$5,375

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

Loans: The Company acquired $76.4 million in loans receivable with and without evidence of credit quality deterioration. The loans consisted of commercial loans, commercial real estate loans, and residential mortgage loans which included home equity secured lines of credit, real estate construction and consumer and other loans. The fair value of the performing loan portfolio includes separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields. Additionally, certain loans were valued based on their observable sales price. Loans acquired with credit deterioration of $831 were individually evaluated to estimate credit losses and a net recovery amount for each loan. The net cash flows for each loan was then discounted to present value using a risk-adjusted market rate.

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

Form 10-Q

(Amounts in thousands, except share data)

(4) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government agencies	$39,271	$234	$(13)	$39,492
Obligations of states and political subdivisions	87,971	4,551	(143)	92,379
Mortgage-backed securities in government sponsored entities	65,192	1,079	(74)	66,197

Total debt securities	192,434	5,864	(230)	198,068

Equity securities in financial institutions	481	106	—	587

Total	$192,915	$5,970	$(230)	$198,655

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$42,910	$115	$(123)	$42,902
Obligations of states and political subdivisions	83,215	5,112	(306)	88,021
Mortgage-backed securities in government sponsored entities	65,646	976	(180)	66,442

Total debt securities	191,771	6,203	(609)	197,365

Equity securities in financial institutions	481	59	—	540

Total	$192,252	$6,262	$(609)	$197,905

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2015, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$4,716	$4,731
Due after one year through five years	26,519	26,734
Due after five years through ten years	30,616	32,110
Due after ten years	65,391	68,296
Mortgage-backed securities	65,192	66,197
Equity securities	481	587

Total securities available for sale	$192,915	$198,655

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sale proceeds	$—	$—	$—	$18,088
Gross realized gains	—	—	—	113
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	(5)	1	(5)	1

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $148,557 and $137,898 as of September 30, 2015 and December 31, 2014, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2015 and December 31, 2014 not recognized in income are as follows:

September 30, 2015	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$2,037	$—	$1,192	$(13)	$3,229	$(13)
Obligations of states and political subdivisions	7,866	(93)	1,466	(50)	9,332	(143)
Mortgage-backed securities in gov’t sponsored entities	6,156	(37)	7,649	(37)	13,805	(74)

Total temporarily impaired	$16,059	$(130)	$10,307	$(100)	$26,366	$(230)

December 31, 2014	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$7,664	$(17)	$11,888	$(106)	$19,552	$(123)
Obligations of states and political subdivisions	853	(11)	5,647	(295)	6,500	(306)
Mortgage-backed securities in gov’t sponsored entities	12,289	(29)	11,492	(151)	23,781	(180)

Total temporarily impaired	$20,806	$(57)	$29,027	$(552)	$49,833	$(609)

At September 30, 2015, there were thirty securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Loans

Loan balances were as follows:

	September 30,	December 31,
	2015	2014
Commercial and agriculture	$129,119	$114,186
Commercial real estate- owner occupied	160,457	143,014
Commercial real estate- non-owner occupied	340,702	308,666
Residential real estate	284,899	268,510
Real estate construction	67,461	65,452
Consumer and other	17,637	15,029

Total loans	1,000,275	914,857
Allowance for loan losses	(14,760)	(14,268)

Net loans	$985,515	$900,589

Included in total loans above are deferred loan fees of $63 at September 30, 2015 and $237 at December 31, 2014.

Included in the totals above are loans acquired from TCNB at the acquisition date, net of fair value adjustments, of:

March 6,
2015
Commercial and agriculture	$13,799
Commercial real estate- owner occupied	23,029
Commercial real estate- non-owner occupied	13,808
Residential real estate	17,541
Real estate construction	3,863
Consumer and other	4,404

Net loans	$76,444

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans in the portfolio by product type. Loss migration rates for each risk category are and calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments, except for the segment consisting of purchased automobile loans which is calculated over a two-year period. The use of a three-year period for loss migration analysis is a change in methodology for this period. Previously, a two-year loss migration analysis had been used for the entire portfolio. With continued improvement and stability in economic conditions, regulatory guidance recommends a longer look-back period. In addition, Civista made significant changes to consumer and commercial lending policies in the first quarter of 2012. Combined, the stable economy and now seasoned policy changes indicate a three year period is more reflective of future expectations. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following economic factors are analyzed:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,760 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2015. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the nine months ended September 30, 2015

Allowance for loan losses:

Beginning balance	$1,822	$2,580	$4,798	$3,747	$428	$196	$697	$14,268
Charge-offs	(187)	(363)	(81)	(779)	—	(114)	—	(1,524)
Recoveries	157	223	105	289	4	38	—	816
Provision	(405)	506	512	964	(4)	245	(618)	1,200

Ending Balance	$1,387	$2,946	$5,334	$4,221	$428	$365	$79	$14,760

For the nine months ended September 30, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in specific reserves for impaired loans of $625. The decrease in specific reserves for impaired loans was the result of the resolution of an impaired loan. The Company did not incur losses with this resolution. In addition, criticized commercial & agriculture loan balances have decreased. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate—Owner Occupied loans was the result of an increase in loss migration rates, which is attributable to the change in the lookback period to a three-year period. The increase in the allowance for Commercial Real Estate – Non–Owner Occupied loans was the result of an increase in loss migration rates, which is attributable to the change in the lookback period to a three-year period. The ending reserve balance for Residential Real Estate loans increased from the end of the previous year due to an increase in loss migration rates, which is attributable to the change in the look-back period to a three-year period. The increase in the allowance for Consumer and other loans increased due to an increase in loss migration rates. Unallocated reserves declined due to a change in the Company’s look-back period. The Company changed from a two-year look-back period to a three-year look-back period when calculating all but one segment’s loss migration rates during the third quarter of 2015. The change in

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

methodology is reflected in a decline in the unallocated balance with corresponding increase in allocated balances within the reserve calculation. While loan balances are up, loss rates continue to trend downward, exclusive of the change in methodology, resulting in a lower allowance balance. While criticized loans in total have increased slightly, we have seen significant improvement in nonperforming loan balances resulting in a decline in specific reserves for impaired loans. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the nine months ended September 30, 2014

Allowance for loan losses:

Beginning balance	$2,841	$3,263	$4,296	$5,224	$184	$214	$506	$16,528
Charge-offs	(326)	(1,615)	(105)	(1,329)	—	(65)	—	(3,440)
Recoveries	238	316	34	216	5	48	—	857
Provision	(1,148)	902	753	201	176	18	598	1,500

Ending Balance	$1,605	$2,866	$4,978	$4,312	$365	$215	$1,104	$15,445

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

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended September 30, 2015

Allowance for loan losses:

Beginning balance	$1,395	$3,383	$5,427	$3,470	$434	$190	$408	$14,707
Charge-offs	(187)	(164)	(18)	(237)	—	(28)	—	(634)
Recoveries	127	13	14	124	1	8	—	287
Provision	52	(286)	(89)	864	(7)	195	(329)	400

Ending Balance	$1,387	$2,946	$5,334	$4,221	$428	$365	$79	$14,760

For the three months ended September 30, 2015, the decrease in the allowance for Commercial Real Estate – Owner Occupied was the result of a significant change in the Special Mention loss migration rate that had been adversely effected by a specific loss on one relationship that occurred in 2014. The effect of this loss as of this quarter end migrated to the Substandard pool and has less of an impact to the reserve. The ending reserve balance for Residential Real Estate loans increased due an increase in criticized loan balances and an increase in loss migration rates. The increase in the allowance for Consumer and other loans increased due to an increase in loss rates. Unallocated reserves declined due to a change in the Company’s lookback period. The Company changed from a two-year lookback period to a three-year lookback period when calculating all but one segment’s loss migration rates during the third quarter of 2015. The change in methodology is reflected in a decline in the unallocated balance with corresponding increase in allocated balances within the reserve calculation. While loan balances are up, loss rates continue to trend downward, exclusive of the change in methodology, resulting in a lower allowance balance. While criticized loans have increased slightly, we have seen significant improvement in nonperforming loan balances resulting in a decline in specific reserves for impaired loans. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total
For the three months ended September 30, 2014

Allowance for loan losses:

Beginning balance	$2,067	$3,135	$4,853	$4,439	$287	$196	$418	$15,395
Charge-offs	(13)	(146)	—	(275)	—	(22)	—	(456)
Recoveries	143	241	10	95	2	15	—	506
Provision	(592)	(364)	115	53	76	26	686	—

Ending Balance	$1,605	$2,866	$4,978	$4,312	$365	$215	$1,104	$15,445

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2015 and December 31, 2014.

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Unallocated	Total

September 30, 2015

Allowance for loan losses:
Loans acquired with credit deterioration	$—	$—	$—	$131	$—	$—	$—	$131

Ending balance:
Individually evaluated for impairment	$16	$4	$—	$164	$—	$—	$—	$184

Ending balance:
Collectively evaluated for impairment	$1,371	$2,942	$5,334	$3,926	$428	$365	$79	$14,445

Ending balance	$1,387	$2,946	$5,334	$4,221	$428	$365	$79	$14,760

Loan balances outstanding:
Loans acquired with credit deterioration	$16	$30	$—	$381	$—	$—		$427

Ending balance:
Individually evaluated for impairment	$894	$2,626	$1,828	$1,746	$—	$4		$7,098

Ending balance:
Collectively evaluated for impairment	$128,209	$157,801	$338,874	$282,772	$67,461	$17,633		$992,750

Ending balance	$129,119	$160,457	$340,702	$284,899	$67,461	$17,637		$1,000,275

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades for the periods ended September 30, 2015 and December 31, 2014. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

September 30, 2015
Pass	$124,065	$147,049	$326,014	$111,857	$58,947	$8,201	$776,133
Special Mention	862	5,180	10,998	1,783	18	—	18,841
Substandard	4,192	8,228	3,690	8,208	30	32	24,380
Doubtful	—	—	—	—	—	—	—

Ending Balance	$129,119	$160,457	$340,702	$121,848	$58,995	$8,233	$819,354

	Commercial & Agriculture	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2014
Pass	$107,903	$128,222	$298,237	$100,810	$59,584	$5,651	$700,407
Special Mention	3,446	5,492	6,305	697	19	—	15,959
Substandard	2,837	9,300	4,124	8,834	41	46	25,182
Doubtful	—	—	—	—	—	—	—

Ending Balance	$114,186	$143,014	$308,666	$110,341	$59,644	$5,697	$741,548

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2015 and December 31, 2014 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

September 30, 2015
Performing	$163,051	$8,466	$9,404	$180,921
Nonperforming	—	—	—	—

Total	$163,051	$8,466	$9,404	$180,921

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total

December 31, 2014
Performing	$158,169	$5,808	$9,332	$173,309
Nonperforming	—	—	—	—

Total	$158,169	$5,808	$9,332	$173,309

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2015 and December 31, 2014.

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$34	$941	$286	$1,261	$127,858	$129,119	$—
Commercial Real Estate—Owner Occupied	161	37	393	591	159,866	160,457	—
Commercial Real Estate—Non-Owner Occupied	4	—	1,496	1,500	339,202	340,702	—
Residential Real Estate	912	1,788	1,971	4,671	280,228	284,899	—
Real Estate Construction	199	—	—	199	67,262	67,461	—
Consumer and Other	490	18	24	532	17,105	17,637	24

Total	$1,800	$2,784	$4,170	$8,754	$991,521	$1,000,275	$24

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$58	$—	$187	$245	$113,941	$114,186	$—
Commercial Real Estate—Owner Occupied	622	251	657	1,530	141,484	143,014	—
Commercial Real Estate—Non-Owner Occupied	521	5	2,103	2,629	306,037	308,666	—
Residential Real Estate	1,923	721	2,347	4,991	263,519	268,510	—
Real Estate Construction	33	—	8	41	65,411	65,452	—
Consumer and Other	131	8	19	158	14,871	15,029	—

Total	$3,288	$985	$5,321	$9,594	$905,263	$914,857	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of September 30, 2015 and December 31, 2014.

	2015	2014
Commercial & Agriculture	$2,146	$1,264
Commercial Real Estate—Owner Occupied	1,219	3,403
Commercial Real Estate—Non-Owner Occupied	1,519	2,134
Residential Real Estate	5,602	6,674
Real Estate Construction	30	41
Consumer and Other	29	42

Total	$10,545	$13,558

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2015, TDRs accounted for $184 of the allowance for loan losses. As of December 31, 2014, TDRs accounted for $895 of the allowance for loan losses. The decrease is mainly the result of pay-offs.

Loan modifications that are considered TDRs completed during the nine-month periods ended September 30, 2015 and September 30, 2014 were as follows:

	For the Nine-Month Period Ended September 30, 2015			For the Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	—	—	—	5	245	245
Real Estate Construction	1	41	41	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	1	$41	$41	5	$245	$245

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the quarter ended September 30, 2015 and September 30, 2014 were as follows:

	For the Three-Month Period Ended September 30, 2015			For the Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	—	—	—	3	97	97
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—

Total Loan Modifications	—	$—	$—	3	$97	$97

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. During both the three and nine-month periods ended September 30, 2015 and September 30, 2014, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

Impaired Loans: Larger (greater than $500) Commercial & Agricultural loans and Commercial Real Estate loans, all TDRs and Residential Real Estate and Consumer loans that are part of a larger relationship are tested for impairment on a quarterly basis. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable, as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$871	$1,036		$1,377	$1,504
Commercial Real Estate - Owner Occupied	2,368	2,583		2,961	3,327
Commercial Real Estate - Non-Owner Occupied	1,828	2,094		92	140
Residential Real Estate	960	1,505		1,893	3,487
Consumer and Other	4	4		5	5

Total	6,031	7,222		6,328	8,463
With an allowance recorded:
Commercial & Agriculture	23	23	$16	927	1,056	$641
Commercial Real Estate - Owner Occupied	258	258	4	596	643	57
Commercial Real Estate - Non-Owner Occupied	—	—	—	2,083	2,287	20
Residential Real Estate	1,145	1,162	295	1,215	1,223	305
Real Estate Construction	—	—	—	—	—	—

Total	1,426	1,443	315	4,821	5,209	1,023
Total:
Commercial & Agriculture	894	1,059	16	2,304	2,560	641
Commercial Real Estate - Owner Occupied	2,626	2,841	4	3,557	3,970	57
Commercial Real Estate - Non-Owner Occupied	1,828	2,094	—	2,175	2,427	20
Residential Real Estate	2,105	2,667	295	3,108	4,710	305
Real Estate Construction	—	—	—	—	—	—
Consumer and Other	4	4	—	5	5	—

Total	$7,457	$8,665	$315	$11,149	$13,672	$1,023

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three and nine-month periods ended September 30, 2015 and 2014.

For the nine months ended:	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,680	$54	$3,570	$104
Commercial Real Estate - Owner Occupied	3,507	168	6,313	208
Commercial Real Estate - Non-Owner Occupied	1,997	31	2,913	31
Residential Real Estate	2,640	128	3,559	220
Real Estate Construction	20	—	—	—
Consumer and Other	5	—	7	—

Total	$9,849	$381	$16,362	$563

For the three months ended:	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,058	$9	$2,829	$25
Commercial Real Estate - Owner Occupied	3,263	39	5,115	21
Commercial Real Estate - Non-Owner Occupied	1,870	12	2,770	(4)
Residential Real Estate	2,450	49	3,336	74
Real Estate Construction	20	—	—	—
Consumer and Other	4	—	6	—

Total	$8,665	$109	$14,056	$116

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, a total of $494 and $560, respectively of foreclosed assets were included with other assets. As of September 30, 2015, included within the foreclosed assets is $494 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2015, the Company had initiated formal foreclosure procedures on $669 of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2015 and 2014:

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2015			September 30, 2014
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$3,730	$(3,777)	$(47)	$341	$(4,588)	$(4,247)

Other comprehensive income before reclassifications	57	—	57	2,916	2,666	5,582

Amounts reclassified from accumulated other comprehensive income (loss)	—	138	138	(75)	146	71

Net current-period other comprehensive income	57	138	195	2,841	2,812	5,653

Ending balance	$3,787	$(3,639)	$148	$3,182	$(1,776)	$1,406

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—		$114		Net gain on sale of securities
Tax effect	—		(39)		Income tax expense

	—		75		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(210	) (b)	(222	) (b)	Salaries, wages and benefits
Tax effect	72		76		Income tax expense

	(138)		(146)		Net of tax

Total reclassifications for the period	$(138)		$(71)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month periods ended September 30, 2015 and 2014:

	For the Three-Month Period Ended September 30, 2015			For the Three-Month Period Ended September 30, 2014
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,007	$(3,685)	$(678)	$2,777	$(1,834)	$943

Other comprehensive income (loss) before reclassifications	780	—	780	406	—	406
Amounts reclassified from accumulated other comprehensive income (loss)	—	46	46	(1)	58	57

Net current-period other comprehensive income (loss)	780	46	826	405	58	463

Ending balance	$3,787	$(3,639)	$148	$3,182	$(1,776)	$1,406

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended September 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended September 30, 2015		For the three months ended September 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—		$1		Net gain on sale of securities
Tax effect	—		—		Income tax expense

	—		1		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(70	) (b)	(89	) (b)	Salaries, wages and benefits
Tax effect	24		31		Income tax expense

	(46)		(58)		Net of tax

Total reclassifications for the period	$(46)		$(57)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Goodwill and Intangible Assets

The carrying amount of goodwill has increased $5,375 since December 31, 2014 as a result of the TCNB acquisition. The balance of goodwill was $27,095 at September 30, 2015 and $21,720 at December 31, 2014.

Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2014 and concluded that the Company’s goodwill was not impaired at December 31, 2014.

	Acquired intangible assets were as follows as of September 30,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit and other intangibles	$7,274	$5,264	$9,378	$7,689

Aggregate amortization expense was $522 and $604 for September 30, 2015 and 2014, respectively.

Estimated amortization expense for each of the next three years and thereafter is as follows.

2015	$188
2016	699
2017	587
Thereafter	536

$2,010

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	At September 30, 2015		At December 31, 2014
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings

Outstanding balance	$—	$54,700	$—	$42,700
Maximum indebtedness	25,000	64,700	—	42,700
Average balance	93	21,938	41	1,951
Average rate paid	0.54%	0.18%	0.54%	0.19%
Interest rate on balance	0.00%	0.19%	—	0.14%

Outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2015 and December 31, 2014.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2015 and December 31, 2014. All of the repurchase agreements are overnight agreements.

	September 30, 2015	December 31, 2014
Securities pledged for repurchase agreements:
U.S. Treasury securities	$813	$876
Obligations of U.S. government agencies	20,074	20,737

Total securities pledged	$20,887	$21,613

Gross amount of recognized liabilities for repurchase agreements	$20,887	$21,613

Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic
Net income	$3,253	$2,306	$9,546	$7,257
Preferred stock dividends	391	406	1,186	1,467

Net income available to common shareholders - basic	$2,862	$1,900	$8,360	$5,790

Weighted average common shares outstanding - basic	7,843,578	7,707,917	7,815,222	7,707,917

Basic earnings per common share	$0.36	$0.25	$1.07	$0.75

Diluted
Net income available to common shareholders - basic	$2,862	$1,900	$8,360	$5,790
Preferred stock dividends on convertible preferred stock	391	406	1,186	1,201

Net income available to common shareholders - diluted	$3,253	$2,306	$9,546	$6,991

Weighted average common shares outstanding for basic earnings per common share basic	7,843,578	7,707,917	7,815,222	7,707,917
Add: Dilutive effects of convertible preferred shares	3,078,245	3,196,931	3,101,937	3,196,931

Average shares and dilutive potential common shares outstanding - diluted	10,921,823	10,904,848	10,917,159	10,904,848

Diluted earnings per common share	$0.30	$0.21	$0.87	$0.64

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three and nine-month periods ended September 30, 2015 there were 3,078,245 and 3,101,937, respectively, dilutive shares related to the Company’s convertible preferred stock. For the three- and nine-month periods ended September 30, 2014 there were 3,196,931 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

For the three- and nine-month periods ended September 30, 2015, there were 16,983 shares of unvested restricted stock outstanding at a price of $10.82 per share that were not included in the computation of diluted earnings per share because they were anti-dilutive. At September 30, 2014, there was no unvested restricted stock outstanding. There were no stock options outstanding during the three- and nine-month periods ended September 30, 2015 and 2014.

(11) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2015 and December 31, 2014:

	Contract Amount
	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$5,835	$196,931	$9,405	$160,718
Overdraft protection	4	25,208	4	22,122
Letters of credit	200	727	200	1,007

	$6,039	$222,866	$9,609	$183,847

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.05% to 8.75% at September 30, 2015 and December 31, 2014, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $2,980 on September 30, 2015 and $3,259 on December 31, 2014.

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

Net periodic pension expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$—	$94	$—	$264
Interest cost	156	201	468	581
Expected return on plan assets	(283)	(312)	(848)	(903)
Other components	70	89	210	222

Net periodic pension cost (benefit)	$(57)	$72	$(170)	$164

The total amount of pension contributions expected to be paid by the Company in 2015 is $700, compared to $1,515 in 2014.

(13) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 358,017 shares available for grants under this plan at September 30, 2015.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

No options had been granted under the 2014 Incentive Plan as of September 30, 2015 and 2014.

During the three and nine months ended September 30, 2015, the Company recorded $18 and $43, respectively, of share-based compensation expense for restricted shares granted under the 2014 Incentive Plan. Expected future compensation expense relating to the 16,983 restricted shares at September 30, 2015, is $141 over the remaining vesting period of 2.25 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2015, and changes therein during the three and nine months ended:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	16,983	$10.82	—	$—
Granted	—	—	16,983	10.82
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at September 30, 2015	16,983	10.82	16,983	10.82

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2015 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$39,492	$—
Obligations of states and political subdivisions	—	92,379	—
Mortgage-backed securities in government sponsored entities	—	66,197	—
Equity securities in financial institutions	—	587	—
Fair value of swap asset	—	2,379	—

Liabilities:
Fair value of swap liability	—	2,379	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$7,142
Other real estate owned	—	—	494

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

Liabilities:
Fair value of swap liability	—	1,721	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$10,126
Other real estate owned	—	—	560

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements
September 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	$7,142	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

			Holding period	0 -30 months

		Discounted cash flows	Discount rates	3.8% - 8.0%

Other real estate owned	$494	Appraisal of collateral	Appraisal adjustments	10% - 30%

			Liquidation expense	0% - 10%

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows.

September 30, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$33,619	$33,619	$33,619	$—	$—
Securities available for sale	198,655	198,655	—	198,655	—
Other securities	13,324	13,324	13,324	—	—
Loans, held for sale	1,223	1,223	1,223	—	—
Loans, net of allowance for loan losses	985,515	991,870	—	—	991,870
Bank owned life insurance	19,987	19,987	19,987	—	—
Accrued interest receivable	4,880	4,880	4,880	—	—
Fair value swap asset	2,379	2,379	—	2,379	—

Financial Liabilities:
Nonmaturing deposits	839,822	839,822	839,822	—	—
Time deposits	216,137	216,839	—	—	216,839
Short-term FHLB advances	54,700	54,700	54,700	—	—
Long-term FHLB advances	17,500	17,644	—	—	17,644
Securities sold under agreement to repurchase	20,887	20,887	20,887	—	—
Subordinated debentures	29,427	24,949	—	—	24,949
Accrued interest payable	152	152	152	—	—
Fair value swap liability	2,379	2,379	—	2,379	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$29,858	$29,858	$29,858	$—	$—
Securities available for sale	197,905	197,905	—	197,905	—
Other securities	12,586	12,586	12,586	—	—
Loans, held for sale	2,410	2,410	2,410	—	—
Loans, net of allowance for loan losses	900,589	908,118	—	—	908,118
Bank owned life insurance	19,637	19,637	19,637	—	—
Accrued interest receivable	3,852	3,852	3,852	—	—
Fair value swap asset	1,721	1,721	—	1,721	—

Financial Liabilities:
Nonmaturing deposits	748,948	748,948	748,948	—	—
Time deposits	219,970	221,263	—	—	221,263
Short-term FHLB advances	42,700	42,700	42,700	—	—
Long-term FHLB advances	22,500	22,699	—	—	22,699
Securities sold under agreement to repurchase	21,613	21,613	21,613	—	—
Subordinated debentures	29,427	24,688	—	—	24,688
Accrued interest payable	126	126	126	—	—
Fair value swap liability	1,721	1,721	—	1,721	—

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of September 30, 2015.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$30,802	5.41%	$18	Monthly
Derivative Liabilities	(30,802)	-5.41%	(18)	Monthly

Net Exposure	$—		$—

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2014

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$29,060	5.47%	$19	Monthly
Derivative Liabilities	(29,060)	-5.47%	(19)	Monthly

Net Exposure	$—		$—

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

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2015 compared to December 31, 2014, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at September 30, 2015 were $1,313,331 compared to $1,213,191 at December 31, 2014, an increase of $100,140, or 8.3 percent. The increase in total assets was mainly attributable to an increase in cash and due from financial institutions, loans, other assets and the merger of TCNB Financial Corp. (“TCNB”) with the Company on March 31, 2015. Total liabilities at September 30, 2015 were $1,189,994 compared to $1,097,282 at December 31, 2014, an increase of $92,712, or 8.4 percent. The increase in total liabilities was mainly attributable to an increase in total deposits and FHLB overnight advances.

Loans outstanding as of September 30, 2015 and December 31, 2014 are as follows.

	September 30, 2015	December 31, 2014

Commercial & Agriculture	$129,119	$114,186
Commercial Real Estate - Owner Occupied	160,457	143,014
Commercial Real Estate - Non-Owner Occupied	340,702	308,666
Residential Real Estate	284,899	268,510
Real Estate Construction	67,461	65,452
Consumer and Other	17,637	15,029

Total loans	1,000,275	914,857
Allowance for loan losses	(14,760)	(14,268)

Net loans	$985,515	$900,589

Net loans have increased $84,926 or 9.4 percent since December 31, 2014. The increase in net loans was spread across all segments and resulted primarily from the acquisition of net loans totaling $76,444 from TCNB. Commercial & Agriculture loans increased $14,933, with a total of $13,799 of these being acquired as part of the TCNB acquisition. Commercial Real Estate – Owner Occupied loans increased $17,443, with a total of $23,029 being acquired as part of the TCNB acquisition. Commercial Real Estate – Non-Owner Occupied loans increased $32,036, with a total of $13,808 of these loans being acquired as part of the TCNB acquisition. Residential Real Estate loans increased $16,389, with a total of $17,541 being acquired as part of the TCNB acquisition. Real estate construction loans increased $2,009, with a total of $3,863 being acquired as part of the TCNB acquisition. Consumer and other loans increased $2,608, with a total of $4,404 being acquired as part of the TCNB acquisition.

Loans held for sale have decreased $1,187 or 49.3 percent since December 31, 2014, due to a decrease in the amount of time originations remained on the Company’s books before they were sold during the first nine months of 2015. In the third quarter of 2015, the Company sold loans it had acquired in the acquisition by merger of TCNB. The loans were collateralized by manufactured housing and totaled $3,566. The Company realized a loss on the sale of $75. At September 30, 2015, the net loan to deposit ratio was 93.3 percent compared to 93.0 percent at December 31, 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

For the nine months of operations in 2015, $1,200 was placed into the allowance for loan losses from earnings, compared to $1,500 in the same period of 2014. The decrease in provision for loan losses in the first nine months of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to $708, compared to $2,583 in 2014. For the first nine months of 2015, the Company charged off a total of fifty-nine loans. Twenty-eight real estate mortgage loans totaling $490 net of recoveries, nine commercial real estate – owner occupied loans totaling $140 net of recoveries, four commercial real estate – non-owner occupied loans totaling $(24) net of recoveries, two commercial and agriculture loans totaling $30 net of recoveries and zero real estate construction loans totaling ($4) net of recoveries were charged off in the first nine months of the year. In addition, sixteen Consumer and Other loans totaling $76, net of recoveries, were charged off. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $2,989 since December 31, 2014, which was due to a decrease in loans on nonaccrual status of $3,013, offset by an increase of $24 in loans past due 90 days but still accruing. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance. Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. Loss migration rates are calculated over a three-year period for all portfolio segments, except for the segment consisting of purchased automobile loans which is calculated over a two-year period. The use of a three-year period for loss migration analysis is a change in methodology for this period. Previously, a two-year loss migration analysis had been used for the entire portfolio. With continued improvement and stability in economic conditions, regulatory guidance recommends a longer look-back period. In addition, Civista made significant changes to consumer and commercial lending policies in the first quarter of 2012. Combined, the stable economy and now seasoned policy changes indicate a three year period is more reflective of future expectations. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve.

Management analyzes each Commercial and Commercial Real Estate loan, with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.48 percent at September 30, 2015 and 1.56 percent at December 31, 2014.

The available for sale security portfolio increased by $750, from $197,905 at December 31, 2014 to $198,655 at September 30, 2015. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2015, the Company was in compliance with all pledging requirements.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Premises and equipment, net, have increased $1,800 from December 31, 2014 to September 30, 2015. The increase is attributed to the acquisition of TCNB assets of $1,738, consisting of branch offices and equipment within those branches. The remaining difference resulted from new purchases of $933, offset by depreciation of $871.

Goodwill increased by $5,375, from $21,720 at December 31, 2014 to $27,095 at September 30, 2015. The increase is due to the goodwill created from the merger with TCNB. Other intangible assets increased $563 from year-end 2014. The increase includes $1,009 of core deposit intangibles from the merger with TCNB, offset by amortization of $446.

Other assets increased $2,036 from December 31, 2014 to September 30, 2015. The increase is mainly due to increases in low income housing investment, bank owned life insurance, swap assets and deferred tax assets.

Total deposits as of September 30, 2015 and December 31, 2014 are as follows.

	September 30, 2015	December 31, 2014

Noninterest-bearing demand	$296,863	$250,701
Interest-bearing demand	184,622	179,388
Savings and money market	358,337	318,859
Time deposits	216,137	219,970

Total Deposits	$1,055,959	$968,918

Total deposits at September 30, 2015 increased $87,041 from year-end 2014. Noninterest-bearing deposits increased $46,162 from year-end 2014, while interest-bearing deposits, including savings and time deposits, increased $40,879 from December 31, 2014. The increase in noninterest-bearing deposits was primarily due to the acquisition of TCNB, which added noninterest-bearing deposits of $18,263, as well as an increase in commercial accounts related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to the acquisition of TCNB, which contributed interest-bearing deposits totaling $68,606. The year-to-date average balance of total deposits increased $84,684 compared to the average balance of the same period in 2014. The increase in average balance is due to increases of $43,657 in demand deposit accounts, $13,514 in brokered deposits, $23,126 in money market savings, $8,588 in interest-bearing demand, $3,111 in public fund money market savings and $5,754 in statement saving accounts, offset by decreases of $15,144 in time certificates and $978 in IRA’s.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances increased $7,000 from December 31, 2014 to September 30, 2015. The increase is mainly due to an increase in overnight funds of $12,000. In addition, the Company had one FHLB advance mature during the nine months ended September 30, 2015. The advance matured on March 11, 2015, in the amount of $5,000. This advance had a term of eighty-four months with a fixed rate of 2.84%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $726 from December 31, 2014 to September 30, 2015.

Shareholders’ equity at September 30, 2015 was $123,337, or 9.4 percent of total assets, compared to $115,909, or 9.6 percent of total assets, at December 31, 2014. The decrease in the ratio of equity to total assets was the result of an increase in total assets. The increase in shareholders’ equity was primarily due to net income of $9,546, a decrease in the Company’s pension liability, net of tax, of $138, an increase in the fair value of securities available for sale, net of tax, of $57 and offset by dividends on preferred stock and common stock of $1,186 and $1,170, respectively. Additionally, $43 was recognized as stock-based compensation in connection with the grant of restricted shares. Total outstanding common shares at September 30, 2015 were 7,843,578. Total outstanding common shares at December 31, 2014 were 7,707,917. The increase in common shares outstanding is the result of the conversion of 928 of the company’s previously issued preferred shares into 118,678 common shares and the grant of 16,983 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Nine Months Ended September 30, 2015 and 2014

The Company had net income of $9,546 for the nine months ended September 30, 2015, an increase of $2,289 from net income of $7,257 for the same nine months of 2014. Basic earnings per common share were $1.07 for the nine months ended September 30, 2015, compared to $0.75 for the same period in 2014. Diluted earnings per common share were $0.87 for the nine months ended September 30, 2015, compared to $0.64 for the same period in 2014. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2015 was $35,231, an increase of $4,116 from $31,115 in the same nine months of 2014. Total interest income for the nine months ended September 30, 2015 was $37,725, an increase of $3,378 from $34,347 in the same nine months of 2014. Average earning assets increased 8.1 percent during the period ended September 30, 2015 as compared to the same period in 2014. Average loans and non-taxable securities for the first nine months of 2015 increased 12.7 percent and 13.2 percent, respectively, compared to the first nine months of last year. The increases were offset by decreases in taxable securities and interest-bearing deposits in banks. Interest-bearing deposits in other banks decreased mainly due to the timing of cash inflows and outflows related to our tax refund processing program. The yield on earning assets increased 7 basis points for the first nine months of 2015 compared to the first nine months of last year. Total interest expense for the nine months ended September 30, 2015 was $2,494, a decrease of $738 from $3,232 in the same nine months of 2014. Interest expense on time deposits and FHLB borrowings decreased $185 and $561, respectively in the first nine months of 2015 compared to the same period in 2014. Average time deposits for the first nine months of 2015 decreased 1.3 percent compared to the first nine months of 2014, while average

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

FHLB borrowings for the first nine months of 2015 increased 14.7 percent compared to the first nine months of 2014. The increase in FHLB borrowings is due to an increase in overnight borrowings, which are paying a low interest rate. The interest rate paid on time deposits during the first nine months of 2015 decreased by 10 basis points as compared to the same period in 2014. The interest rate paid on FHLB borrowings during the first nine months of 2015 decreased 225 basis points as compared to the same period in 2014. The Company’s net interest margin for the nine months ended September 30, 2015 and 2014 was 3.91% and 3.73%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2015 and 2014. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2015			2014
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$976,290	$33,271	4.56%	$866,424	$29,850	4.61%
Taxable securities	140,311	2,439	2.36%	152,311	2,610	2.31%
Non-taxable securities	70,779	1,917	5.73%	62,544	1,750	5.83%
Interest-bearing deposits in other banks	56,499	98	0.23%	69,728	137	0.26%

Total interest-earning assets	1,243,879	37,725	4.18%	1,151,007	34,347	4.11%

Noninterest-earning assets:
Cash and due from financial institutions	38,735			40,540
Premises and equipment, net	15,807			16,186
Accrued interest receivable	4,261			4,070
Intangible assets	28,214			24,218
Other assets	10,282			8,513
Bank owned life insurance	19,795			19,318
Less allowance for loan losses	(14,676)			(16,224)

Total assets	$1,346,297			$1,247,628

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$544,569	$315	0.08%	$500,560	$282	0.08%
Time	226,109	1,273	0.75%	229,091	1,458	0.85%
FHLB	40,922	326	1.07%	35,671	887	3.32%
Federal funds purchased	92	—	0.00%	55	—	0.00%
Subordinated debentures	29,427	565	2.57%	29,427	590	2.68%
Repurchase agreements	19,183	15	0.10%	19,167	15	0.10%

Total interest-bearing liabilities	860,302	2,494	0.39%	813,971	3,232	0.53%

Noninterest-bearing deposits	353,002			309,345
Other liabilities	13,881			10,865
Shareholders’ equity	119,112			113,447

Total liabilities and shareholders’ equity	$1,346,297			$1,247,628

Net interest income and interest rate spread		$35,231	3.79%		$31,115	3.58%
Net interest margin			3.91%			3.73%

* - All yields and costs are presented on an annualized and tax equivalent basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2015 and 2014. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$3,747	$(326)	$3,421
Taxable securities	(212)	41	(171)
Nontaxable securities	233	(66)	167
Interest-bearing deposits in other banks	(24)	(15)	(39)

Total interest income	$3,744	$(366)	$3,378

Interest expense:
Demand and savings	$25	$8	$33
Time	(19)	(166)	(185)
FHLB	115	(676)	(561)
Subordinated debentures	—	(25)	(25)
Repurchase agreements	—	—	—

Total interest expense	$121	$(859)	$(738)

Net interest income	$3,623	$493	$4,116

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,200 for the nine months ended September 30, 2015, compared to $1,500 for the same period in 2014. The decrease in provision for loan losses in the first nine months of 2015 is related to the decrease in the specific reserve required for loans and a decrease in net charge-offs compared to a year ago.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the nine-month periods ended September 30, 2015 and 2014 are as follows.

	Nine months ended September 30,
	2015	2014

Service charges	$3,487	$3,184
Net gain on sale of securities	(5)	114
Net gain on sale of loans	888	470
ATM fees	1,484	1,388
Trust fees	2,159	2,396
Bank owned life insurance	350	373
Tax refund processing fees	2,000	2,321
Other	769	770

Total noninterest income	$11,132	$11,016

Noninterest income for the nine months ended September 30, 2015 was $11,132, an increase of $116 or 1.1 percent from $11,016 for the same period of 2014. The primary reasons for the increase follow.

Service charge fee income for the period ended September 30, 2015 was $3,487, up $303 or 9.5 percent over the same period of 2014. The increase is primarily due to increases in business service charges and overdraft fees.

Gain on the sale of securities decreased $119 during the period ended September 30, 2015 compared to the same period of 2014. Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on sale of loans increased $418 or 88.9 percent during the period ended September 30, 2015 compared to the same period of 2014. The increase is due to an increase in volume of loans sold during the first nine months of 2015 as compared to the same period in 2014, as well as an increase in the premium earned.

ATM fee income increased $96 or 6.9 percent during the period ended September 30, 2015 compared to the same period of 2014. The increase is due to increased interchange fees.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $237 or 9.9 percent during the period ended September 30, 2015 compared to the same period in 2014. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2014.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. In 2015, a new fee structure was agreed upon between the Company and its’ vendors. The new fee calls

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

for a flat processing fee, whereas in 2014, the Company received a per transaction fee. As a result of this change, tax refund processing fees decreased $321 or 13.8 percent during the period ended September 30, 2015 compared to the same period in 2014. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Noninterest expense for the nine-month periods ended September 30, 2015 and 2014 are as follows.

	Nine months ended September 30,
	2015	2014

Salaries, Wages and benefits	$17,732	$16,661
Net occupancy expense	1,833	1,771
Equipment expense	1,030	1,023
Contracted data processing	1,392	1,080
FDIC assessment	654	700
State franchise tax	661	680
Professional services	1,716	1,332
Amortization of intangible assets	522	604
ATM expense	563	606
Marketing	842	1,227
Other	5,258	5,384

Total noninterest expense	$32,203	$31,068

Noninterest expense for the nine months ended September 30, 2015 was $32,203, an increase of $1,135, from $31,068 reported for the same period of 2014. The primary reasons for the increase follow.

Salary and other employee costs were $17,732, up $1,071 or 6.4 percent as compared to the same period of 2014. The increase was mainly due to an increase in salaries and 401(k) expenses. Salaries and related payroll taxes increased mainly due to annual pay increases and overtime related to the acquisition of TCNB, as well as the addition of TCNB employees. In 2015, the Company adopted a Safe Harbor 401(k) plan which increased the match paid to participants.

Contracted data processing costs were $1,392, up $312 or 28.9 percent compared to the same period in 2014 due to increases in the cost of technology services and core processing costs related to the acquisition of TCNB.

Professional service costs were $1,716, up $384 or 28.8 percent compared to the same period in 2014. The increase is due to increased legal and audit fees relating to the acquisition of TCNB, increased recruiting expenses and increased legal expenses related to the Company’s filing of a Form S-3 shelf registration statement with the SEC and matters related to the Special Meeting of Shareholders called to be held on November 4, 2015 for the purpose of voting to eliminate preemptive rights and cumulative voting in the election of directors, as well as the previously disclosed litigation related to a proposed sale of real estate that the Company owns near one of its branches.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Amortization expense decreased $82, or 13.6 percent from the same period of 2014, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $563, down $43 or 7.1 percent compared to the same period in 2014. The decrease is due to vendor credits that began in the second quarter of 2015.

Marketing costs were $842, down $385 or 31.4 percent compared to the same period in 2014. In 2014, the Company increased marketing expenses as part of its rebranding effort.

Other operating expenses were $5,258, down $126 or 2.3 percent compared to the same period in 2014. The decrease is mainly due to a decreased in donation expenses. In 2014, the Company donated property it was no longer using to a municipality.

Income tax expense for the nine months ended September 30, 2015 totaled $3,414, up $1,108 compared to the same period in 2014. The effective tax rates for the nine-month periods ended September 30, 2015 and September 30, 2014 were 26.3% and 24.1%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of September 30, 2015 is the result of an increase in taxable income as compared to the same period in 2014.

Three Months Ended September 30, 2015 and 2014

The Company had net income of $3,253 for the three months ended September 30, 2015, an increase of $947 from net income of $2,306 for the same three months of 2014. Basic earnings per common share were $0.36 for the quarter ended September 30, 2015, compared to $0.25 for the same period in 2014. Diluted earnings per common share were $0.30 for the quarter ended September 30, 2015, compared to $0.21 for the same period in 2014. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2015 was $12,402, an increase of $1,718 from $10,684 in the same three months of 2014. The Company’s net interest margin for the three months ended September 30, 2015 and 2014 was 4.13% and 3.94%, respectively. Total interest income for the three months ended September 30, 2015 was $13,223, an increase of $1,556 from $11,667 in the same three months of 2014. Average earning assets increased 10.8 percent during the quarter ended September 30, 2015 as compared to the same period in 2014. Average loans and non-taxable securities for the third quarter of 2015 increased 14.3 percent and 11.6 percent, respectively, compared to the third quarter of last year, offset by a decrease in average taxable securities of 5.4 percent. The yield on earning assets increased 9 basis points for the third quarter of 2015 compared to the third quarter of last year. Total interest expense for the three months ended September 30, 2015 was $821, a decrease of $162 from $983 in the same three months of 2014. Interest expense on time deposits and FHLB borrowings

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

decreased $53 and $125, respectively in the third quarter of 2015 compared to the same period in 2014. Average FHLB borrowings for the third quarter of 2015 increased 95.7 percent compared to the third quarter of 2014. The increase in FHLB borrowings is due to an increase in overnight borrowing, which are paying a low interest rate. The interest rate paid on time deposits and FHLB borrowings during the third quarter of 2015 also decreased by 7 and 224 basis points, respectively, as compared to the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2015 and 2014. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2015			2014
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans	$1,009,372	$11,755	4.62%	$883,459	$10,218	4.59%
Taxable securities	138,129	810	2.36%	146,060	845	2.32%
Non-taxable securities	72,080	653	5.65%	64,575	595	5.75%
Interest-bearing deposits in other banks	10,668	5	0.19%	16,628	9	0.21%

Total interest-earning assets	$1,230,249	13,223	4.39%	$1,110,722	11,667	4.30%

Noninterest-earning assets:
Cash and due from financial institutions	23,793			21,698
Premises and equipment, net	16,338			15,297
Accrued interest receivable	4,330			3,987
Intangible assets	29,589			24,026
Other assets	10,574			7,123
Bank owned life insurance	19,910			19,442
Less allowance for loan losses	(14,983)			(15,721)

Total Assets	$1,319,800			$1,186,574

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$552,899	$108	0.08%	$501,765	$94	0.08%
Time	220,726	405	0.73%	226,483	458	0.80%
FHLB	62,057	111	0.71%	31,705	236	2.95%
Federal funds purchased	272	—	0.00%	162	—	0.00%
Subordinated debentures	29,427	192	2.59%	29,427	190	2.56%
Repurchase Agreements	20,044	5	0.10%	17,045	5	0.12%

Total interest-bearing liabilities	$885,425	821	0.37%	$806,587	983	0.48%

Noninterest-bearing deposits	300,305			257,903
Other liabilities	13,013			7,722
Shareholders’ Equity	121,057			114,362

Total Liabilities and Shareholders’ Equity	$1,319,800			$1,186,574

Net interest income and interest rate spread		$12,402	4.02%		$10,684	3.82%
Net interest margin			4.13%			3.94%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2015 and 2014. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$1,466	$71	$1,537
Taxable securities	(47)	12	(35)
Nontaxable securities	71	(13)	58
Interest-bearing deposits in other banks	(3)	(1)	(4)

Total interest income	$1,487	$69	$1,556

Interest expense:
Demand and savings	$10	$4	$14
Time	(11)	(42)	(53)
FHLB	130	(255)	(125)
Subordinated debentures	—	2	2
Repurchase agreements	1	(1)	—

Total interest expense	$130	$(292)	$(162)

Net interest income	$1,357	$361	$1,718

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Provision for loan losses totaled $400 for the three months ended September 30, 2015, compared to $0 for the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three-month periods ended September 30, 2015 and 2014 are as follows.

	Three months ended September 30,
	2015	2014

Service charges	$1,262	$1,110
Net gain on sale of securities	(5)	1
Net gain on sale of loans	269	239
ATM fees	520	481
Trust fees	659	822
Bank owned life insurance	116	118
Tax refund processing fees	—	6
Other	255	235

Total noninterest income	$3,076	$3,012

Noninterest income for the three months ended September 30, 2015 was $3,076, an increase of $64 or 2.1 percent from $3,012 for the same period of 2014. The primary reasons for the increase follow.

Service charge fee income for the period ended September 30, 2015 was $1,262, up $152 or 13.7 percent over the same period of 2014. The increase is primarily due to increases in business service charges and overdraft fees.

Gain on the sale of loans increased $30 or 12.6 percent during the third quarter of 2015 compared to the same period of 2014. The increase is due to an increase in volume of loans sold during the third quarter of 2015 compared to the same period of 2014, as well as an increase in the premiums earned.

ATM fee income increased $39 or 8.1 percent during the third quarter of 2015 compared to the same period of 2014. The increase is due to increased interchange fees.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $163 or 19.8 percent during the third quarter of 2015 compared to the same period in 2014. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2014.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended September 30, 2015 and 2014 are as follows.

	Three months ended September 30,
	2015	2014

Salaries, Wages and benefits	$6,025	$5,654
Net occupancy expense	595	510
Equipment expense	303	320
Contracted data processing	399	369
FDIC assessment	192	212
State franchise tax	205	240
Professional services	597	538
Amortization of intangible assets	189	201
ATM expense	119	203
Marketing	298	434
Other	1,744	1,980

Total noninterest expense	$10,666	$10,661

Noninterest expense for the three months ended September 30, 2015 was $10,666, an increase of $5, from $10,661 reported for the same period of 2014. The primary reasons for the increase follow.

Salaries, wages and benefits were $6,025, up $371 or 6.6 percent as compared to the same period of 2014. The increase was mainly due to an increase in salaries and related taxes. Salaries and related payroll taxes increased mainly due to annual pay increases and to additional employees on staff, largely related to the merger.

Net occupancy and equipment costs were $898, up $68 or 8.2 percent compared to the same period in 2014. The increase is mainly due to increases in building and equipment depreciation and rent expense as a result of the Company’s merger with TCNB.

Contracted data processing costs were $399, up $30 or 8.1 percent compared to the same period in 2014 due to increases in cost of technology services and in core processing costs during the third quarter of 2015 as compared to the same period in 2014.

Professional service costs were $597, up $59 or 11.0 percent compared to the same period in 2014. The increase is due to increased legal and audit fees relating to the Company’s filing of a Form S-3 shelf registration statement with the SEC and matters related to the Special Meeting of Shareholders called to be held on November 4, 2015 for the purpose of voting to eliminate preemptive rights and cumulative voting in the election of directors.

ATM costs were $119, down $84 or 41.4 percent compared to the same period in 2014. The decrease is due to credits received from a vendor for billing errors.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Marketing costs were $298, down $136 or 31.3 percent compared to the same period in 2014. In 2014, the Company increased marketing expenses as part of our rebranding efforts.

Other operating expenses were $1,744, down $236 or 11.9 percent compared to the same period in 2014. The decrease is mainly due to a decreased in donation expenses. In 2014, the Company donated property it was no longer using to a municipality.

Income tax expense for the three months ended September 30, 2015 totaled $1,159, up $430 compared to the same period in 2014. The effective tax rates for the three-month periods ended September 30, 2015 and September 30, 2014 were 26.3% and 24.0%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $123,337 at September 30, 2015 compared to $115,909 at December 31, 2014. The increase in shareholders’ equity resulted primarily from net income of $9,546, which was offset by dividends on preferred stock and common stock of $1,186 and $1,170, respectively.

During the first quarter of 2015, the Company adopted the new BASEL III regulatory capital framework as approved by the federal banking agencies. The final BASEL III rules also require the Company to now maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) Capital to risk-weighted assets (as these terms are defined in the BASEL III rules). Under the BASEL III rules, the Company elected to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, The Company’s regulatory capital ratios were calculated under BASEL I rules because the BASEL III rules were not yet effective and, thus, the Common Equity Tier 1 Capital ratio was not required. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2015 and December 31, 2014 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios - September 30, 2015	13.7%	12.5%	7.3%	9.7%
Company Ratios - December 31, 2014	14.7%	13.4%	N/A	10.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share each on February 1, May 1 and August 1, 2015. In 2014, the Company paid a cash dividend of $0.04 per common share on February 1 and a

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

cash dividend of $0.05 per common share each on May 1 and August 1, 2014. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015 and approximately $391 each on June 16, 2015 and September 15, 2015. In 2014, the Company paid the final 5.00% cash dividend on its Series A preferred shares in the amount of approximately $267 at the time of redemption, which was completed on February 15, 2014. The Company also paid an annualized 6.50% cash dividend on its Series B preferred shares in the amount of approximately $388 on March 17, 2014 and approximately $406 each on June 16, 2014 and September 15, 2014.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $4,731, or 2.4 percent of the total security portfolio at September 30, 2015. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended September 30, 2015 was $14,375. This includes net income of $9,546 plus net adjustments of $4,829 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans and net change in other assets and accrued expenses of $43,410 and $2,166, respectively. Cash used by operations is primarily from loans originated for sale of $37,769. Cash used by investing activities was $14,704 for the period ended September 30, 2015. Cash received from investing activities is primarily from maturing, called securities of $20,538. This increase in cash was offset by security purchases, net loan originations and loan purchases of $22,250, $9,426 and $3,826, respectively. Cash provided from financing activities for the first nine months of 2015 totaled $4,090. The increase of cash from financing activities is due to an increase in overnight borrowings of $12,000. Cash of $5,000 was used to repay a matured FHLB advance. In addition, securities sold under agreements to repurchase decreased $726, cash of $1,186 was used to pay preferred dividends and cash of $1,170 was used to pay common dividends. Cash and cash equivalents increased from $29,858 at December 31, 2014 to $33,619 at September 30, 2015.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $35,000. As of September 30, 2015, Civista had total credit availability with the FHLB of $132,217, with standby letters of credit totaling $11,000 and a remaining borrowing capacity of approximately $49,017.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2014 and September 30, 2015, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2015 and December 31, 2014.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2014 and September 30, 2015. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2015			December 31, 2014
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	185,045	23,118	14%	160,744	14,829	10%
+100bp	176,976	15,049	9%	155,452	9,537	7%
Base	161,927	—	—	145,915	—	—
-100bp	166,021	4,094	3%	151,829	5,914	4%

The change in net portfolio value from December 31, 2014 to September 30, 2015, can be attributed to two factors. The yield curve has remained nearly unchanged, dipping only slightly toward the shorter end of the curve. Additionally, both the volume and mix of assets and funding sources has changed. The additional volumes, related to the TCNB merger, contributed to the mix of assets being relatively heavier in loans compared to the end of the year. This change in mix tends to increase volatility. The funding volume and mix has shifted from borrowed money to deposits and CDs, which also tends to increase volatility. The volume from the merger and the shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a small increase in the net portfolio value as the fair value of assets would increase slightly more quickly than the fair value of liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2015, were effective.

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

78

Civista Bancshares, Inc.

Other Information

Form 10-Q

Part II - Other Information

Item 1.	Legal Proceedings

The Company’s bank subsidiary, Civista Bank (“Civista”) has been named as the defendant in a legal action filed by United Bank, Division of the Park National Bank (“United”). The action alleges that Civista received payments on loans that were proceeds from the sale of collateral in which United held a security interest. United’s allegations include a claim that the payments to Civista constituted fraudulent transfers. While the amounts claimed by United are overlapping and unclear, United appears to be seeking up to $424,113.83, plus punitive damages and attorneys’ fees. Civista believes it has a number of defenses to United’s claims, including the fact that the most significant claims appear to have been previously rejected by a different Ohio court. Civista has requested that the action be transferred to the court that heard the earlier case and intends to vigorously defend the action.

There were no other new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 1A.	Risk Factors

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and

79

Civista Bancshares, Inc.

Other Information

Form 10-Q

December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

80

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	November 6, 2015
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 6, 2015
Todd A. Michel	Date
Senior Vice President, Controller

81

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated September 10, 2014, by and among the Company, FC Merger Corp. and TCNB Financial Corp.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed September 11, 2014, and incorporated herein by reference. (File No. 1-36192)

3.1(a)	Articles of Incorporation, as amended, of the Company.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 and incorporated herein by reference. (File No. 0-25980)

3.1(b)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on January 12, 2009, evidencing the adoption by the shareholders of the Company on January 5, 2009 of an amendment to Article FOURTH to authorize the issuance of up to 200,000 preferred shares, without par value.	Filed as Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and incorporated herein by reference. (File No. 0-25980)

3.1(c)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on January 21, 2009, evidencing adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, of First Citizens.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed January 26, 2009, and incorporated herein by reference. (File No. 0-25980)

3.1(d)	Certificate of Amendment by Directors or Incorporators to Articles, filed with the Ohio Secretary of State on November 1, 2013, evidencing adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of the Company.	Filed as Exhibit 3.4 to the Company’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement dated and filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

3.1(e)	Certificate of Amendment to Articles, filed with the Ohio Secretary of State on May 1, 2015, evidencing adoption of an amendment by the Board of Directors of the Company to Article FIRST to change the corporation’s name to Civista Bancshares, Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed on May 1, 2015 and incorporated herein by reference. (File No. 1-36192)

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2015; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2015 and 2014; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith