Form 10-K
period 2015-12-31
CIVISTA BANCSHARES, INC.
filed 2016-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2015 was $79,868,467. For this purpose, shares held by non-affiliates include all outstanding shares except those held by the directors and executive officers of the registrant.

As of February 29, 2016, there were 7,846,308 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders to be held on April 19, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

(a)	General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the Company. The Company had total consolidated assets of $1,315,041 at December 31, 2015.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other Citizens’ Banks in existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty and Quincy. In January 2015, we added a loan production office in Mayfield Heights, Ohio and in March 2015 we acquired the three offices of TCNB Financial Corp. in Dayton, Ohio. Civista accounted for 99.8% of the Company’s consolidated assets at December 31, 2015.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2015.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2015.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2015.

FIRST CITIZENS INVESTMENTS, INC. (“FCI”) was formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Civista to hold and manage its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

FIRST CITIZENS CAPITAL LLC (“FCC”) was also formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Civista to hold inter-company debt that is eliminated in consolidation. The operations of FCC are located in Wilmington, Delaware.

(b)	Industry Segments

CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.

(c)	Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank. Civista, located in Erie, Crawford, Champaign, Cuyahoga, Franklin, Logan, Madison, Montgomery, Summit, Huron, Ottawa and Richland Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 69% of total revenue for 2015, 67% of total revenue for 2014, and 68% of total revenue for 2013. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 24% of the total loan portfolio in 2015, 23% of the total loan portfolio in 2014 and 23% of the total loan portfolio in 2013. Commercial real estate loans comprised 52% of the total loan portfolio in 2015, 49% in 2014, and 52% in 2013. Commercial and agriculture loans comprised 12% of the total loan portfolio in 2015, 12% in 2014, and 13% in 2013. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2015, Civista had $6,863 net profits available to pay dividends to CBI.

The Company’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

Competition

The market area for Civista is Erie, Crawford, Cuyahoga, Champaign, Franklin, Logan, Summit, Huron, Ottawa, Madison, Montgomery and Richland Counties in Ohio. Traditional financial service competition for Civista consists of large national and regional financial institutions, community banks, thrifts and credit unions operating within Civista’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

Civista experiences intense competition within several of its markets due to the presence of several national, regional and local financial institutions and other service providers. Civista primarily competes based on client service, convenience and responsiveness to customer needs, availability and selection of products, and rates of interest on loans and deposits. However, some of Civista’ competitors have greater resources and, as such, higher lending limits, which may adversely affect the ability of Civista to compete.

Employees

CBI has no employees. Civista employs approximately 326 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

The Bank Holding Company Act: As a financial holding company, CBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, CBI is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require. The Federal Reserve Board also has extensive enforcement authority over financial and bank holding companies, including the ability to assess civil money penalties, issue cease and desist and removal orders, and require that a financial or bank holding company divest subsidiaries, including its subsidiary banks.

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

Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. In March, 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The GLBA defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

Transactions with Affiliates, Directors, Executive Officers and Shareholders: Transactions between Civista and its affiliates, including CBI, are subject to Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Board Regulation W, which generally limit the extent to which Civista may engage in “covered transactions” with affiliates and require that the terms of such transactions be the same, or at least as favorable, to Civista as the terms provided in a similar transaction between Civista and an unrelated party. The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate and other similar types of transactions.

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

Privacy Provisions of Gramm-Leach-Bliley Act: Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer’s right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLBA affect how consumer information is conveyed to outside vendors. CBI and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Federal Deposit Insurance Corporation (“FDIC”): The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of Civista are subject to the deposit insurance assessments of the FDIC. Under the FDIC’s deposit insurance assessment system, insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information that the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium. In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and use the financial ratios method to determine assessments rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

USA Patriot Act of 2001: The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“the USA Patriot Act”) gives the United States Government greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country. The USA Patriot Act requires the Company to establish a program for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

Sarbanes-Oxley Act of 2002: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (“Nasdaq”) has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiary: As an Ohio chartered bank, Civista is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (ODFI). In addition, Civista is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Civista is subject to periodic examinations by the ODFI, and Civista is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

Regulatory Capital Requirements: The Federal Reserve Board has adopted risk-based guidelines for financial holding companies and other bank holding companies as well as state member banks, and the FDIC has adopted risk-based capital guidelines for state non-member banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including CBI and Civista, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at 0.625%. The implementation of Basel III is not expected to have a material impact on CBI’s or Civista’ capital ratios.

At December 31, 2015, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s capital ratios, see Note 19 to the Company’s 2015 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’ capital at December 31, 2015, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Civista to CBI. Civista may not pay a dividend if it would cause Civista not to meet its capital requirements. In addition, the dividends that Civista may pay to CBI without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for some portions of the Dodd-Frank Act. CBI is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements.

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

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on CBI, its subsidiaries, their respective customers or the financial services industry more generally.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (“Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (a) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (b) be compatible with effective internal controls and risk management and (c) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as CBI. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (“Proposed Rules”). The Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation, (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss, (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year.

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

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Civista, and are expected to continue to do so in the future.

Available Information

CBI’s maintains an Internet website at www.civb.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate CBI’s website into this Annual Report on Form 10-K). CBI makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as CBI’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after CBI electronically files such material with, or furnishes it to, the SEC.

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2015 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2015, 2014 and 2013 is included on pages 14 through 16 - “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2015 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2015	2014	2013
	(Dollars in thousands)
Available for sale (1)

U.S. Treasury securities and obligations of U.S. Government agencies	$40,937	$42,902	$51,560
Obligations of states and political subdivisions	92,152	88,021	80,625
Mortgage-backed securities in government sponsored entities	62,573	66,442	66,979

Total debt securities	195,662	197,365	199,164

Equity securities in financial institutions	587	540	449

Total	$196,249	$197,905	$199,613

(1)	The Corporation had no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2015 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

			After one		After five but
	Within one year		but within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale (2)

U.S. Treasury securities and obligations of U.S. government agencies	$4,062	0.73%	$25,740	1.19%	$7,071	1.25%	$4,064	1.34%
Obligations of states and political subdivisions (1)	1,016	1.59	5,702	2.71	26,535	4.50	58,899	3.91
Mortgage-backed securities in government sponsored entities	1,348	0.65	22,734	1.67	10,586	1.96	27,905	2.52

Total	$6,426	0.85%	$54,176	1.55%	$44,192	3.37%	$90,868	3.37%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2015	2014	2013	2012	2011
	(Dollars in thousands)

Commercial and Agriculture	$124,402	$113,265	$115,403	$100,661	$86,395
Commercial Real Estate:
Owner occupied	167,897	143,014	161,014	156,326	185,140
Non-owner occupied	348,439	308,666	282,832	278,482	186,712
Residential Real Estate	236,338	214,537	201,537	208,491	237,491
Real Estate Construction	58,898	65,452	39,964	19,677	39,790
Farm Real Estate	46,993	53,973	49,154	42,107	37,504
Consumer and other	18,560	15,950	11,337	9,809	12,236

Total	$1,001,527	$914,857	$861,241	$815,553	$785,268

Commercial loans are those made for commercial, industrial and professional purposes to individuals, sole proprietorships, partnerships, corporations and other business enterprises. Agriculture loans are for financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and Agriculture loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. Commercial and Agriculture loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Secured loans not collateralized by real estate mortgages maintain a loan-to-value ratio ranging from 50% in the case of certain stocks, to 100% in the case of savings or time deposit accounts. Unsecured credits rely on the financial strength and previous credit experience of the borrower and in many cases the financial strength of the principals when such credit is extended to a corporation.

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2015 and 2014, the Company was contingently liable for $950 and $1,207, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2015 and 2014, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $227,272 and $192,249, respectively. Of these amounts, $205,148 and $170,123 represented lines of credit and construction loans, and $22,124 and $22,126 represented overdraft protection commitments at December 31, 2015 and 2014, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2015 and 2014.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2015, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
		After one
	Within one year	but within five years	After five years	Total
	(Dollars in thousands)

Commercial and Agriculture	$45,028	$52,204	$27,170	$124,402
Commercial Real Estate:
Owner Occupied	5,439	15,423	147,035	167,897
Non-Owner Occupied	12,517	72,502	263,420	348,439
Residential Real Estate	2,379	11,062	222,897	236,338
Real Estate Construction	6,941	23,472	28,485	58,898
Farm Real Estate	1,084	3,254	42,655	46,993
Consumer and Other	1,199	11,327	6,034	18,560

Total	$74,587	$189,244	$737,696	$1,001,527

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)

Due after one but within five years	$91,118	$98,127
Due after five years	143,297	594,398

	$234,415	$692,525

The preceding maturity information is based on contract terms at December 31, 2015 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements.

	2015	2014	2013	2012	2011
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$9,890	$13,558	$20,459	$29,855	$25,768

Loans contractually past due 90 days or more as to principal or interest payments (2)	—	18	—	80	1,301

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	5,085	4,928	5,234	7,250	10,284

Total	$14,975	$18,504	$25,693	$37,185	$37,353

Impaired loans included in above totals	$7,386	$7,101	$12,458	$19,302	$15,472
Impaired loans not included in above totals	99	4,048	5,599	6,788	11,908

Total impaired loans	$7,485	$11,149	$18,057	$26,090	$27,380

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectability of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agriculture, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2015, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2015. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2015 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $1,793. The amount of interest income on such loans actually included in net income in 2015 was $799.

Interest income recognition associated with impaired loans was as follows.

	2015	2014	2013	2012	2011
	(Dollars in thousands)

Interest income on impaired loans, all of which was recognized on a cash basis	$451	$570	$989	$1,818	$2,028

At December 31, 2015, Civista had two concentrations, one to Lessors of Non-Residential Buildings and Dwellings totaling $227,947, or 22.8 percent of total loans, as of December 31, 2015 and the other to Lessors of Residential Buildings and Dwellings totaling $126,137, or 12.6 percent of total loans, as of December 30, 2015.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2015.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2015	2014	2013	2012	2011
	(Dollars in thousands)

Daily average amount of loans net of unearned income	$981,475	$874,432	$819,152	$780,786	$763,918

Allowance for loan losses at beginning of year	$14,268	$16,528	$19,742	$21,257	$21,768
Loan charge-offs:
Commercial and Agriculture	190	338	483	840	2,447
Commercial Real Estate - Owner Occupied	523	1,661	989	1,643	2,145
Commercial Real Estate - Non-Owner Occupied	81	198	815	1,796	2,417
Real Estate Mortgage	1,135	2,449	2,800	4,506	3,518
Real Estate Construction	—	—	136	446	981
Farm Real Estate	—	—	107	2	229
Consumer and Other	120	135	220	246	193

Total charge-offs	2,049	4,781	5,550	9,479	11,930
Recoveries of loans previously charged-off:
Commercial and Agriculture	182	251	141	353	307
Commercial Real Estate - Owner Occupied	187	360	265	223	371
Commercial Real Estate - Non-Owner Occupied	115	50	184	242	20
Real Estate Mortgage	331	293	391	397	359
Real Estate Construction	5	6	108	131	386
Farm Real Estate	76	—	67	147	70
Consumer and Other	46	61	80	71	106

Total recoveries	942	1,021	1,236	1,564	1,619

Net charge-offs (1)	(1,107)	(3,760)	(4,314)	(7,915)	(10,311)
Provision for loan losses (2)	1,200	1,500	1,100	6,400	9,800

Allowance for loan losses at year end	$14,361	$14,268	$16,528	$19,742	$21,257

Allowance for loan losses as a percent of loans at year-end	1.43%	1.56%	1.92%	2.42%	2.71%

Ratio of net charge-offs during the year to average loans outstanding	0.11%	0.43%	0.53%	1.01%	1.35%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deteriorization of specific businesses.
(2)	The determination of the balance of the allowance for loan losses is based on a detailed analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, risk management practices and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2015		2014
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)

Commercial and Agriculture	$1,478	12.4%	$1,819	12.4%
Commercial Real Estate - Owner Occupied	2,467	16.8	2,221	15.6
Commercial Real Estate - Non-Owner Occupied	4,657	34.8	4,334	33.7
Real Estate Mortgage	4,086	23.6	3,747	23.5
Real Estate Construction	371	5.9	428	7.2
Farm Real Estate	538	4.7	822	5.9
Consumer and Other	382	1.9	200	1.7
Unallocated	382	—	697	—

	$14,361	100.0%	$14,268	100.0%

	2013		2012
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)

Commercial and Agriculture	$2,838	13.4%	$2,811	12.3%
Commercial Real Estate - Owner Occupied	2,931	18.7	4,565	19.2
Commercial Real Estate - Non-Owner Occupied	3,888	32.8	4,942	34.1
Real Estate Mortgage	5,224	23.4	5,780	25.6
Real Estate Construction	184	4.6	349	2.4
Farm Real Estate	740	5.7	632	5.2
Consumer and Other	217	1.3	246	1.2
Unallocated	506	—	417	—

	$16,528	100.0%	$19,742	100.0%

	2011
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)

Commercial and Agriculture	$2,876	11.0%
Commercial Real Estate - Owner Occupied	5,774	23.6
Commercial Real Estate - Non-Owner Occupied	4,166	23.8
Real Estate Mortgage	5,796	30.2
Real Estate Construction	974	5.1
Farm Real Estate	631	4.8
Consumer and Other	719	1.6
Unallocated	321	—

	$21,257	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on an eight quarter loss migration analysis, adjusted for current economic factors. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.56% in 2014 to 1.43% in 2015. The unallocated reserve of Civista decreased to $382 in 2015 from $697 in 2014. Management considers both the decrease in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2015		2014		2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$340,360	N/A	$297,003	N/A	$233,592	N/A
Interest-bearing demand deposits	192,842	0.05%	184,961	0.05%	183,861	0.07%
Savings, including Money Market deposit accounts	351,144	0.09%	316,447	0.09%	301,193	0.09%
Certificates of deposit, including IRA’s	223,099	0.75%	227,682	0.84%	246,724	0.97%

	$1,107,445		$1,026,093		$965,370

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2015 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)

3 months or less	$11,116	$748	$11,864
Over 3 through 6 months	12,841	1,030	13,871
Over 6 through 12 months	15,628	1,404	17,032
Over 12 months	13,914	2,209	16,123

	$53,499	$5,391	$58,890

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2015 Annual Report. The common share dividend payout ratio was 12.3% in 2015, 15.4% in 2014, 18.7% in 2013, 16.6% in 2012 and 5.8% in 2011.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 72 of the 2015 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 14 through 16 of the 2015 Annual Report) for the statistical disclosures for short-term borrowings for 2015 and 2014.

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

CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS THROUGH DECLINES IN DEPOSITS, LOAN DEMAND, THE ABILITY OF OUR CUSTOMERS TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. As a result, our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.

A SUBSTANTIAL AMOUNT OF OUR LOAN PORTFOLIO CONSISTS OF RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2015, approximately 23.6% and 51.6%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS.

We face competition both in originating loans and in attracting deposits within our market area, which includes North Central, West Central and South Western Ohio. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities. In addition, we may be subjected to higher deposit insurance premiums to the FDIC. We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage. In addition, we cannot predict whether there will be additional new laws or regulations that might affect the Company and result in material adverse effects on our financial condition and results of operations.

In July 2013, our primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rules will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The rules began to phase in on January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company, and will be fully phased in by January 1, 2019. Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on our capital ratios, any future changes to capital requirements could have such an effect.

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures has increased during the last few years and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Civista may also increase. In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. It is unclear how a final new assessment system might impact Civista’s deposit insurance premiums in the future.

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

WE ARE A HOLDING COMPANY AND DEPEND ON OUR SUBSIDIARY BANK FOR DIVIDENDS.

As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to support our operations, pay dividends on our common and preferred shares and service our debt is dividends from our subsidiary bank, Civista. In the event that Civista is unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common or preferred shares. Accordingly, our inability to receive dividends from Civista could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that Civista may pay to us without regulatory approval. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions so long as the total amount of the dividends in a calendar year does not exceed Civista’s total net income for that year combined with its retained net income for the two preceding years. In addition, the Federal Reserve has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Civista to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends on our common or preferred shares.

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

WE MAY BE THE SUBJECT OF LITIGATION WHICH COULD RESULT IN LEGAL LIABILITY AND DAMAGE TO OUR BUSINESS AND REPUTATION.

From time to time, we may be subject to claims or legal action from customers, employees or others. Financial institutions like CBI and Civista are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business.

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

WE MAY BE REQUIRED TO REPURCHASE LOANS WE HAVE SOLD OR INDEMNIFY LOAN PURCHASERS UNDER THE TERMS OF THE SALE AGREEMENTS, WHCICH COULD ADVERSELY AFFECT OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL STATEMENTS.

When Civista sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty Civista made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2)  and Quincy. Civista leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty, Dayton and Willard.

Item 3. Legal Proceedings

The Company’s bank subsidiary, Civista Bank (“Civista”) has been named as the defendant in a legal action filed by United Bank, Division of the Park National Bank (“United”) on June 1, 2015 in Montgomery County, Ohio Common Pleas Court. The Company has requested, and the request has been granted, to move the case to Richland County, Ohio Common Pleas Court, where it is currently pending. The action suggests that Civista received payments on loans that came from the proceeds from the sale of collateral in which United held a security interest. United’s allegations include a claim that the payments to Civista constituted fraudulent transfers. While the amounts claimed by United are overlapping and unclear, it appears to be asking for $424,113.83, punitive damages and attorneys’ fees. Civista believes it has a number of defenses to United’s claims, including the fact that the most significant claims appear to have been previously rejected by Ohio courts.

There were no other new material legal proceedings or material changes to existing legal proceedings during the current period.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2015 Annual Report.

As of February 19, 2016, there were approximately 1,224 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions on the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during 2015.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2015 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 20 of the 2015 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 21 through 22 of the 2015 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 33 through 95 of the 2015 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by

Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 94 of the 2015 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2015 and 2014

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

Consolidated Comprehensive Income Statements

For the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2015, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 24 through 26 of the 2015 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2015 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2015 Compensation of Directors” in the 2016 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2016 Proxy Statement is incorporated herein by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance - Transactions with Directors, Officers and Associates” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2016 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1	Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 33 through 95 of the 2015 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2015 and 2014

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

Consolidated Comprehensive Income Statements

For the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

3.1	Amended Articles of Incorporation, as amended, of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015	Included herewith.

3.1(e)	Certificate of Amendment to Articles, filed with the Ohio Secretary of State on May 1, 2015, evidencing adoption of an amendment by the Board of Directors of the Company to Article FIRST to change the corporation’s name to Civista Bancshares, Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed on May 1, 2015 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).	Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc..	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	Civista Bancshares, Inc. 2015 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of CBI	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2015 and 2013; (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2015 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2015 and 2013; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2015 and 2013; and (vi) Notes to Consolidated Financial Statements .

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Civista Bancshares, Inc.

By	/s/ James O. Miller
James O. Miller, President (Principal Executive Officer)

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2016 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA, CFE, FCPA, CFF, CICA, Director

/s/ Allen R. Maurice	/s/ J. William Springer
Allen R. Maurice, Director	J. William Springer, Director

/s/ Todd A. Michel	/s/ David A. Voight
Todd A. Michel, Senior Vice President,	David A. Voight, Former Chairman of the Board
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, President & CEO,	Daniel J. White, Director
Chairman of the Board
(Principal Executive Officer)

/s/ Dennis E. Murray, Jr.
Dennis E. Murray, Jr., Director

CIVISTA BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation, as amended, of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015	Included herewith.

3.1(e)	Certificate of Amendment to Articles, filed with the Ohio Secretary of State on May 1, 2015, evidencing adoption of an amendment by the Board of Directors of the Company to Article FIRST to change the corporation’s name to Civista Bancshares, Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed on May 1, 2015 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).	Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc..	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.6	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 21 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	Civista Bancshares, Inc. 2015 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of CBI	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2015 and 2013; (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2015 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2015 and 2013; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2015 and 2013; and (vi) Notes to Consolidated Financial Statements .

*	Management contract or compensatory plan or arrangement