Form 10-Q
period 2016-03-31
CIVISTA BANCSHARES, INC.
filed 2016-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 6, 2016 - 7,887,457 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$214,407	$35,561
Securities available for sale	201,786	196,249
Loans held for sale	2,193	2,698
Loans, net of allowance of $14,433 and $14,361	991,370	987,166
Other securities	13,550	13,452
Premises and equipment, net	16,773	16,944
Accrued interest receivable	4,395	3,902
Goodwill	27,095	27,095
Other intangibles	2,242	2,409
Bank owned life insurance	23,218	20,104
Other assets	9,867	9,461

Total assets	$1,506,896	$1,315,041

LIABILITIES
Deposits
Noninterest-bearing	$511,024	$300,615
Interest-bearing	768,756	751,418

Total deposits	1,279,780	1,052,033
Federal Home Loan Bank advances	17,500	71,200
Securities sold under agreements to repurchase	24,272	25,040
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	25,377	12,168

Total liabilities	1,376,356	1,189,868

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred stock, $1,000 liquidation preference, 24,072 shares issued at March 31, 2016 and December 31, 2015, net of issuance costs	22,273	22,273
Common shares, no par value, 20,000,000 shares authorized, 8,623,136 shares issued at March 31, 2016 and 8,591,542 shares issued at December 31, 2015	115,442	115,330
Retained earnings	9,242	5,300
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	818	(495)

Total shareholders’ equity	130,540	125,173

Total liabilities and shareholders’ equity	$1,506,896	$1,315,041

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$11,317	$10,246
Taxable securities	801	832
Tax-exempt securities	655	624
Federal funds sold and other	280	60

Total interest income	13,053	11,762

Interest expense
Deposits	490	542
Federal Home Loan Bank advances	110	121
Subordinated debentures	212	179
Other	6	5

Total interest expense	818	847

Net interest income	12,235	10,915
Provision for loan losses	—	400

Net interest income after provision for loan losses	12,235	10,515

Noninterest income
Service charges	1,129	1,055
Net loss on securities available for sale	(5)	—
Net gain on sale of loans	394	204
ATM fees	508	449
Trust fees	634	767
Bank owned life insurance	114	117
Tax refund processing fees	2,200	1,600
Other	286	210

Total noninterest income	5,260	4,402

Noninterest expense
Salaries, wages and benefits	6,324	5,899
Net occupancy expense	631	624
Equipment expense	296	363
Contracted data processing	355	448
FDIC assessment	252	237
State franchise tax	218	239
Professional services	501	456
Amortization of intangible assets	183	142
ATM expense	121	283
Marketing	287	236
Other operating expenses	1,739	1,676

Total noninterest expense	10,907	10,603

Income before taxes	6,588	4,314
Income tax expense	1,863	1,143

Net Income	4,725	3,171
Preferred stock dividends	391	404

Net income available to common shareholders	$4,334	$2,767

Earnings per common share, basic	$0.55	$0.36

Earnings per common share, diluted	$0.43	$0.29

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Net income	$4,725	$3,171
Other comprehensive income:
Unrealized holding gains on available for sale securities	1,906	886
Tax effect	(648)	(301)
Pension liability adjustment	83	70
Tax effect	(28)	(24)

Total other comprehensive income	1,313	631

Comprehensive income	$6,038	$3,802

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Shares		Common Shares					Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares		Shareholders’ Equity
Balance, December 31, 2015	24,072	$22,273	7,843,578	$115,330	$5,300	$(17,235)	$(495)	$125,173
Net Income	—	—	—	—	4,725	—	—	4,725
Other comprehensive income	—	—	—	—	—	—	1,313	1,313
Stock-based compensation	—	—	31,594	112	—	—	—	112
Common stock dividends ($0.05 per share)	—	—	—	—	(392)	—	—	(392)
Preferred stock dividend	—	—	—	—	(391)	—	—	(391)

Balance, March 31, 2016	24,072	$22,273	7,875,172	$115,442	$9,242	$(17,235)	$818	$130,540

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Net cash from operating activities	$17,632	$13,001

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	6,035	3,371
Purchases of securities, available-for-sale	(10,043)	(8,137)
Sale of securities available for sale	—	3,518
Purchase of Federal Reserve stock	(98)	(97)
Purchase of bank owned life insurance	(3,000)	—
Net loan originations	(3,076)	7,869
Loans purchased, installment	(1,060)	(635)
Proceeds from sale of other real estate owned properties	86	35
Net cash from acquisition	—	926
Premises and equipment purchases	(126)	(285)

Net cash (used for) provided by investing activities	(11,282)	6,565

Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(5,000)
Net change in short-term FHLB advances	(53,700)	(42,700)
Increase in deposits	227,747	141,529
Decrease in securities sold under repurchase agreements	(768)	(125)
Common dividends paid	(392)	(385)
Preferred dividends paid	(391)	(404)

Net cash provided by financing activities	172,496	92,915

Increase in cash and due from financial institutions	178,846	112,481
Cash and due from financial institutions at beginning of period	35,561	29,858

Cash and due from financial institutions at end of period	$214,407	$142,339

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In thousands)

	Three months ended March 31,
	2016	2015
Cash paid during the period for:
Interest	$814	$837
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$9	$9
Conversion of preferred shares to common shares	$—	$823
Acquisition of TCNB Financial Corp.
Noncash assets acquired:
Loans receivable		$76,444
Other securities		716
Accrued interest receivable		194
Premises and equipment, net		1,738
Core deposit intangible		1,009
Other assets		472

Total non cash assets acquired		80,573
Liabilities assumed:
Deposits		86,869
Other liabilities		5

Total liabilities assumed		86,874
Net noncash liabilities acquired		$6,301

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. As of May 1, 2015, CBI changed its name from First Citizens Banc Corp to Civista Bancshares, Inc. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc. (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2016 and its results of operations and changes in cash flows for the periods ended March 31, 2016 and 2015 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2015 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $232,196, or 23.0% of total loans, as of March 31, 2016 and the other is to Lessors of Residential Buildings and Dwellings totaling $124,209, or 12.3% of total loans, as of March 31, 2016. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2016. Revenue from Water St. was less than 1.0% of total revenue through March 31, 2016. Management considers the Company to operate primarily in one reportable segment, banking.

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

Business Combinations: At the date of acquisition the Company records the assets and liabilities of the acquired companies on the Consolidated Balance Sheet at their estimated fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adoption of New Accounting Standards:

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. Adoption of this Update did not have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Adoption of this Update did not have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update on the Company’s financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its’ stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$41,586	$264	$(22)	$41,828
Obligations of states and political subdivisions	87,251	5,947	(23)	93,175
Mortgage-backed securities in government sponsored entities	65,176	1,064	(46)	66,194

Total debt securities	194,013	7,275	(91)	201,197
Equity securities in financial institutions	481	108	—	589

Total	$194,494	$7,383	$(91)	$201,786

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$40,992	$74	$(129)	$40,937
Obligations of states and political subdivisions	87,255	4,959	(62)	92,152
Mortgage-backed securities in government sponsored entities	62,135	681	(243)	62,573

Total debt securities	190,382	5,714	(434)	195,662
Equity securities in financial institutions	481	106	—	587

Total	$190,863	$5,820	$(434)	$196,249

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2016, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$8,062	$8,071
Due after one year through five years	28,108	28,431
Due after five years through ten years	32,459	34,512
Due after ten years	60,208	63,989
Mortgage-backed securities	65,176	66,194
Equity securities	481	589

Total securities available for sale	$194,494	$201,786

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended March 31,
	2016	2015
Sale proceeds	$—	$3,518
Gross realized gains	—	—
Gross realized losses	—	—
Gains (losses) from securities called or settled by the issuer	(5)	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $144,646 and $142,888 as of March 31, 2016 and December 31, 2015, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2016 and December 31, 2015 not recognized in income are as follows:

March 31, 2016	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$9,258	$(5)	$1,058	$(17)	$10,316	$(22)
Obligations of states and political subdivisions	—	—	1,079	(23)	1,079	(23)
Mortgage-backed securities in gov’t sponsored entities	5,083	(18)	4,930	(28)	10,013	(46)

Total temporarily impaired	$14,341	$(23)	$7,067	$(68)	$21,408	$(91)

December 31, 2015	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$25,464	$(112)	$1,132	$(17)	$26,596	$(129)
Obligations of states and political subdivisions	2,932	(20)	1,469	(42)	4,401	(62)
Mortgage-backed securities in gov’t sponsored entities	27,263	(172)	5,041	(71)	32,304	(243)

Total temporarily impaired	$55,659	$(304)	$7,642	$(130)	$63,301	$(434)

At March 31, 2016, there were eighteen securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2016	December 31, 2015
Commercial and agriculture	$122,207	$124,402
Commercial real estate- owner occupied	166,859	167,897
Commercial real estate- non-owner occupied	344,717	348,439
Residential real estate	243,835	236,338
Real estate construction	64,176	58,898
Farm Real Estate	44,960	46,993
Consumer and other	19,049	18,560

Total loans	1,005,803	1,001,527
Allowance for loan losses	(14,433)	(14,361)

Net loans	$991,370	$987,166

Included in total loans above are deferred loan fees of $1 at March 31, 2016 and $78 at December 31, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans in the portfolio by product type. Loss migration rates for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments, except for the segment consisting of purchased automobile loans which is calculated over a two and one-half year period. The use of a three-year period for loss migration analysis is a change in methodology as of the third quarter of 2015. Previously, a two-year loss migration analysis had been used for the entire portfolio. With continued improvement and stability in economic conditions, regulatory guidance recommends a longer look-back period. In addition, Civista made significant changes to consumer and commercial lending policies in the first quarter of 2012. Combined, the stable economy and now seasoned policy changes indicate a three-year period is more reflective of future expectations. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following economic factors are analyzed:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,433 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2016. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015.

Allowance for loan losses:

March 31, 2016	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,478	$(22)	$5	$(15)	$1,446
Commercial Real Estate:
Owner Occupied	2,467	—	49	(144)	2,372
Non-Owner Occupied	4,657	—	40	14	4,711
Residential Real Estate	4,086	(96)	89	35	4,114
Real Estate Construction	371	—	1	36	408
Farm Real Estate	538	—	—	(42)	496
Consumer and Other	382	(8)	14	(30)	358
Unallocated	382	—	—	146	528

Total	$14,361	$(126)	$198	$—	$14,433

For the three months ended March 31, 2016, the allowance for Commercial & Agriculture loans was reduced by a decrease in loan balances outstanding and by a decrease in the specific reserves required for this type, offset by an increase in general reserves as a result of higher loss rates. The result of these changes was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced not only by a decrease in specific reserves required for this type, but also by decreases in past due, classified and non-accrual loans for this type. The result of these changes was represented as a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in loss rates. The result of these changes was represented as a decrease in the provision. The allowance for Consumer and Other loans was reduced by a decrease in general reserves required for this type as a result of lower loss rates. While criticized loans have increased slightly, we have seen significant improvement in nonperforming loan balances resulting in a decline in specific reserves for impaired loans. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

March 31, 2015	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,819	$—	$19	$(43)	$1,795
Commercial Real Estate:
Owner Occupied	2,221	(198)	2	(217)	1,808
Non-Owner Occupied	4,334	(9)	14	587	4,926
Residential Real Estate	3,747	(328)	131	116	3,666
Real Estate Construction	428	—	1	69	498
Farm Real Estate	822	—	51	(74)	799
Consumer and Other	200	(50)	14	26	190
Unallocated	697	—	—	(64)	633

Total	$14,268	$(585)	$232	$400	$14,315

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2016 and December 31, 2015.

March 31, 2016	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,446	$1,446
Commercial Real Estate:
Owner Occupied	—	4	2,368	2,372
Non-Owner Occupied	—	23	4,688	4,711
Residential Real Estate	113	163	3,838	4,114
Real Estate Construction	—	—	408	408
Farm Real Estate	—	—	496	496
Consumer and Other	—	—	358	358
Unallocated	—	—	528	528

Total	$113	$190	$14,130	$14,433

Outstanding loan balances:
Commercial & Agriculture	$131	$2,521	$119,555	$122,207
Commercial Real Estate:
Owner Occupied	—	1,650	165,209	166,859
Non-Owner Occupied	—	1,982	342,735	344,717
Residential Real Estate	193	1,865	241,777	243,835
Real Estate Construction	—	—	64,176	64,176
Farm Real Estate	—	1,398	43,562	44,960
Consumer and Other	—	3	19,046	19,049

Total	$324	$9,419	$996,060	$1,005,803

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2015	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$23	$1,455	$1,478
Commercial Real Estate:
Owner Occupied	—	103	2,364	2,467
Non-Owner Occupied	—	—	4,657	4,657
Residential Real Estate	123	137	3,826	4,086
Real Estate Construction	—	—	371	371
Farm Real Estate	—	—	538	538
Consumer and Other	—	—	382	382
Unallocated	—	—	382	382

Total	$123	$263	$13,975	$14,361

Outstanding loan balances:
Commercial & Agriculture	$132	$873	$123,397	$124,402
Commercial Real Estate:
Owner Occupied	—	2,141	165,756	167,897
Non-Owner Occupied	—	1,742	346,697	348,439
Residential Real Estate	131	1,642	234,565	236,338
Real Estate Construction	—	—	58,898	58,898
Farm Real Estate	—	953	46,040	46,993
Consumer and Other	—	3	18,557	18,560

Total	$263	$7,354	$993,910	$1,001,527

The following tables present credit exposures by internally assigned grades for the periods ended March 31, 2016 and December 31, 2015. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$115,464	$3,510	$3,233	$—	$122,207
Commercial Real Estate:
Owner Occupied	157,323	4,363	5,173	—	166,859
Non-Owner Occupied	335,107	6,095	3,515	—	344,717
Residential Real Estate	60,528	1,640	7,574	—	69,742
Real Estate Construction	60,024	308	28	—	60,360
Farm Real Estate	36,407	5,664	2,889	—	44,960
Consumer and Other	2,006	2	122	—	2,130

Total	$766,859	$21,582	$22,534	$—	$810,975

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$117,739	$3,090	$3,573	$—	$124,402
Commercial Real Estate:
Owner Occupied	156,622	5,571	5,704	—	167,897
Non-Owner Occupied	339,734	6,100	2,605	—	348,439
Residential Real Estate	62,147	1,671	7,435	—	71,253
Real Estate Construction	52,399	216	29	—	52,644
Farm Real Estate	39,787	4,024	3,182	—	46,993
Consumer and Other	1,987	3	111	—	2,101

Total	$770,415	$20,675	$22,639	$—	$813,729

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2016 and December 31, 2015 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
March 31, 2016
Performing	$174,057	$3,816	$16,919	$194,792
Nonperforming	36	—	—	36

Total	$174,093	$3,816	$16,919	$194,828

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2015
Performing	$165,048	$6,254	$16,458	$187,760
Nonperforming	37	—	1	38

Total	$165,085	$6,254	$16,459	$187,798

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2016 and December 31, 2015.

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$274	$—	$1,264	$1,538	$120,669	$122,207	$—
Commercial Real Estate:
Owner Occupied	245	216	590	1,051	165,808	166,859	—
Non-Owner Occupied	144	1,213	340	1,697	343,020	344,717	—
Residential Real Estate	2,720	70	1,482	4,272	239,563	243,835	—
Real Estate Construction	—	—	—	—	64,176	64,176	—
Farm Real Estate	525	—	—	525	44,435	44,960	—
Consumer and Other	62	9	3	74	18,975	19,049	—

Total	$3,970	$1,508	$3,679	$9,157	$996,646	$1,005,803	$—

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$9	$32	$37	$78	$124,324	$124,402	$—
Commercial Real Estate:
Owner Occupied	982	36	284	1,302	166,595	167,897	—
Non-Owner Occupied	269	330	123	722	347,717	348,439	—
Residential Real Estate	2,845	404	1,725	4,974	231,364	236,338	—
Real Estate Construction	8	—	—	8	58,890	58,898	—
Farm Real Estate	—	—	—	—	46,993	46,993	—
Consumer and Other	98	68	8	174	18,386	18,560	—

Total	$4,211	$870	$2,177	$7,258	$994,269	$1,001,527	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of March 31, 2016 and December 31, 2015.

	2016	2015
Commercial & Agriculture	$2,390	$1,185
Commercial Real Estate:
Owner Occupied	1,465	1,645
Non-Owner Occupied	1,939	1,428
Residential Real Estate	4,529	4,542
Real Estate Construction	28	29
Farm Real Estate	790	961
Consumer and Other	111	100

Total	$11,252	$9,890

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

Modifications: A modification of a loan constitutes a TDR when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Real Estate loans modified in a TDR were primarily comprised of interest rate reductions where monthly payments were lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2016, TDRs accounted for $246 of the allowance for loan losses. As of December 31, 2015, TDRs accounted for $286 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the three-month periods ended March 31, 2016 and March 31, 2015 were as follows:

	For the Three-Month Period Ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	3	$483	$483
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	1	232	232
Real Estate Construction	—	—	—
Farm Real Estate	2	614	614
Consumer and Other	—	—	—

Total Loan Modifications	6	$1,329	$1,329

	For the Three-Month Period Ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	1	$6	$6
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	3	374	374
Real Estate Construction	1	41	41
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	5	$421	$421

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. During both the three-month periods ended March 31, 2016 and March 31, 2015, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Impaired Loans: Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, all TDRs and Residential Real Estate and Consumer loans that are part of a larger relationship are tested for impairment on a quarterly basis. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the related allowance amount, if applicable, as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$2,521	$3,071		$851	$1,034
Commercial Real Estate:
Owner Occupied	1,399	1,434		1,224	1,343
Non-Owner Occupied	1,921	1,924		1,742	1,826
Residential Real Estate	1,373	2,010		965	1,591
Farm Real Estate	1,398	1,398		953	1,026
Consumer and Other	3	3		3	3

Total	8,615	9,840		5,738	6,823
With an allowance recorded:
Commercial & Agriculture	—	22	$—	22	23	$23
Commercial Real Estate:
Owner Occupied	251	251	4	917	999	103
Non-Owner Occupied	61	61	23	—	—	—
Residential Real Estate	492	511	163	808	683	260
Farm Real Estate	—	—	—	—	—	—

Total	804	845	190	1,747	1,705	386
Total:
Commercial & Agriculture	2,521	3,093	—	873	1,057	23
Commercial Real Estate:
Owner Occupied	1,650	1,685	4	2,141	2,342	103
Non-Owner Occupied	1,982	1,985	23	1,742	1,826	—
Residential Real Estate	1,865	2,521	163	1,773	2,274	260
Farm Real Estate	1,398	1,398	—	953	1,026	—
Consumer and Other	3	3	—	3	3	—

Total	$9,419	$10,685	$190	$7,485	$8,528	$386

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2016 and 2015.

For the three months ended:	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,697	$39	$2,303	$26
Commercial Real Estate - Owner Occupied	1,895	26	3,328	47
Commercial Real Estate - Non-Owner Occupied	1,862	13	2,123	9
Residential Real Estate	1,753	31	2,628	27
Real Estate Construction	—	—	20	—
Farm Real Estate	1,175	16	626	14
Consumer and Other	3	—	5	—

Total	$8,385	$125	$11,033	$123

Changes in the amortizable yield for purchased credit-impaired loans were as follows, since acquisition, for the three-month periods ended March 31, 2016 and 2015:

	At March 31, 2016	At March 31, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period	$80	$—
Acquisition of impaired loans	—	140
Accretion	(6)	—

Balance at end of period	$74	$140

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2016	At December 31, 2015
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$943	$965
Carrying amount	324	263

There has been $113 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2016.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2016 and December 31, 2015, a total of $57 and $116, respectively of foreclosed assets were included with other assets. As of March 31, 2016, included within the foreclosed assets is $57 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2016, the Company had initiated formal foreclosure procedures on $608 of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2016 and 2015.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2016			March 31, 2015
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,554	$(4,049)	$(495)	$3,730	$(3,777)	$(47)

Other comprehensive income (loss) before reclassifications	1,261	—	1,261	585	—	585
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	55	52	—	46	46

Net current-period other comprehensive income (loss)	1,258	55	1,313	585	46	631

Ending balance	$4,812	$(3,994)	$818	$4,315	$(3,731)	$584

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015.

	Amout Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended March 31, 2016		For the three months ended March 31, 2015		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$5		$—		Net loss on securities available for sale
Tax effect	(2)		—		Income tax expense

	3		—		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(83	)(b)	(70	)(b)	Salaries, wages and benefits
Tax effect	28		24		Income tax expense

	(55)		(46)		Net of tax

Total reclassifications for the period	$(52)		$(46)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at March 31, 2016 and December 31, 2015. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2015 and concluded that the Company’s goodwill was not impaired at December 31, 2015.

The change in the carrying amount of goodwill for the periods ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Beginning of year	$27,095	$21,720
Acquired goodwill	—	5,121
Impairment	—	—
Other adjustments	—	—

End of period	$27,095	$26,841

Acquired intangible assets as of March 31, 2016 and March 31, 2015 were as follows:

	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit and other intangibles	$7,274	$5,636	$7,697	$5,306

Aggregate amortization expense was $183 and $142 for March 31, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

2016	$516
2017	587
2018	111
2019	88
2020	71
Thereafter	265

$1,638

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At March 31, 2016		At December 31, 2015
	Federal		Federal
	Funds	Short-term	Funds	Short-term
	Purchased	Borrowings	Purchased	Borrowings
Outstanding balance	$—	$—	$—	$53,700
Maximum indebtedness	—	70,400	—	64,700
Average balance	—	20,571	69	26,880
Average rate paid	—	0.39%	0.53%	0.20%
Interest rate on balance	—	—	—	0.35%

Outstanding during the year represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2016 and December 31, 2015.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2016 and December 31, 2015. All of the repurchase agreements are overnight agreements.

	March 31, 2016	December 31, 2015
Securities pledged for repurchase agreements:
U.S. Treasury securities	$900	$894
Obligations of U.S. government agencies	23,372	24,146

Total securities pledged	$24,272	$25,040

Gross amount of recognized liabilities for repurchase agreements	$24,272	$25,040

Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the equity incentive plan, computed using the treasury stock method, and the impact of the Company’s convertible preferred stock using the “if converted” method.

	Three months ended
	March 31,
	2016	2015
Basic
Net income	$4,725	$3,171
Preferred stock dividends	391	404

Net income available to common shareholders - basic	$4,334	$2,767

Weighted average common shares outstanding - basic	7,860,716	7,758,998

Basic earnings per common share	$0.55	$0.36

Diluted
Net income available to common shareholders - basic	$4,334	$2,767
Preferred stock dividends	391	404

Net income available to common shareholders - diluted	$4,725	$3,171

Weighted average common shares outstanding for basic earnings per common share basic	7,860,716	7,758,998
Add: Dilutive effects of convertible perferred shares	3,078,245	3,148,676

Average shares and dilutive potential common shares outstanding - diluted	10,938,961	10,907,674

Diluted earnings per common share	$0.43	$0.29

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At March 31, 2016 and March 31, 2015 there were 3,078,245 and 3,148,676 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2016 and December 31, 2015:

	Contract Amount
	March 31, 2016		December 31, 2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$7,385	$204,379	$9,416	$195,732
Overdraft protection	5	26,399	5	22,122
Letters of credit	600	497	200	750

	$7,990	$231,275	$9,621	$218,604

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.75% at March 31, 2016 and December 31, 2015, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $31,889 on March 31, 2016 and $2,448 on December 31, 2015.

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

Net periodic pension expense (benefit) was as follows:

	Three months ended March 31,
	2016	2015
Service cost	$—	$—
Interest cost	170	156
Expected return on plan assets	(274)	(283)
Other components	83	70

Net periodic pension cost (benefit)	$(21)	$(57)

The total amount of pension contributions expected to be paid by the Company in 2016 is $500, compared to $700 in 2015.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 326,423 shares available for future grants under this plan at March 31, 2016.

During each of the last two years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

Senior officers were awarded an aggregate of 16,130 restricted common shares on March 11, 2016. The 2016 restricted shares vest over a 3-year service period, with one third each vesting on January 2 of 2017, 2018 and 2019. On March 17, 2015, certain officers were awarded an aggregate of 16,983 restricted common shares, of which 5,657 shares vested on January 2, 2016.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 15, 2016, certain of the company’s lending officers were awarded an aggregate of 12,734 restricted common shares under the 2014 Incentive Plan. These restricted shares vest over a 5-year service period, with 20% each vesting on January 2 of 2017, 2018, 2019, 2020 and 2021.

Finally, on January 4, 2016 directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 2,730 shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2017 Annual Meeting.

No options had been granted under the 2014 Incentive Plan as of March 31, 2016 and 2015.

The Company classifies share-based compensation for employees with “Salaries, wages and benefits” in the consolidated statements of operations. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows, and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2016, and changes therein during the three months ended:

	Three months ended
	March 31, 2016
		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	16,983	$10.82
Granted	28,864	10.75
Vested	(5,657)	10.82
Forfeited	—	—

Nonvested at March 31, 2016	40,190	10.77

During the three months ended March 31, 2016, the Company recorded $112 of share-based compensation expense for restricted shares granted under the 2014 Incentive Plan. At March 31, 2016, the expected future compensation expense relating to the 16,983 restricted shares awarded in 2015 is $67 over the remaining vesting period of 1.75 years. The expected future compensation expense relating to the 16,130 restricted shares awarded in 2016 is $105 over the remaining vesting period of 2.75 years. The expected future compensation expense relating to the 12,734 restricted common shares awarded to lending officers of the Company in 2016 is $136 over the remaining vesting period of 4.75 years.

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

Impaired loans: The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement.

Other real estate owned: OREO is carried at the lower of cost or fair value, which is measured at the date foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table below. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. Management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the properties are categorized in the below table as Level 3 measurements since these adjustments are considered to be unobservable inputs. Income and expenses from operations are included in other operating expenses. Further declines in the fair value of the collateral subsequent to foreclosure are included in net gain on sale of other real estate owned.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2016 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$41,828	$—
Obligations of states and political subdivisions	—	93,175	—
Mortgage-backed securities in government sponsored entities	—	66,194	—
Equity securities in financial institutions	—	589	—
Swap asset	—	2,958	—
Liabilities:
Swap liability	—	2,958	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$391
Other real estate owned	—	—	9

	Fair Value Measurements at December 31, 2015 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$40,937	$—
Obligations of states and political subdivisions	—	92,152	—
Mortgage-backed securities in government sponsored entities	—	62,573	—
Equity securities in financial institutions	—	587	—
Swap asset	—	1,962	—
Liabilities:
Swap liability	—	1,962	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$759
Other real estate owned	—	—	109

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$391	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%
			Holding period	0 - 30 months	18 months
Other real estate owned	$9	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$759	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%
			Holding period	0 - 30 months	17 months
Other real estate owned	$109	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows:

	Carrying	Total
March 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$214,407	$214,407	$214,407	$—	$—
Securities available for sale	201,786	201,786	—	201,786	—
Other securities	13,550	13,550	13,550	—	—
Loans, held for sale	2,193	2,193	2,193	—	—
Loans, net of allowance for loan losses	991,370	990,310	—	—	990,310
Bank owned life insurance	23,218	23,218	23,218	—	—
Accrued interest receivable	4,395	4,395	4,395	—	—
Swap asset	2,958	2,958	—	2,958	—
Financial Liabilities:
Nonmaturing deposits	1,075,229	1,074,909	1,074,909	—	—
Time deposits	204,551	205,118	—	—	205,118
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	17,500	17,724	—	—	17,724
Securities sold under agreement to repurchase	24,272	24,272	24,272	—	—
Subordinated debentures	29,427	27,484	—	—	27,484
Accrued interest payable	124	124	124	—	—
Swap liability	2,958	2,958	—	2,958	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Carrying	Total
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$35,561	$35,561	$35,561	$—	$—
Securities available for sale	196,249	196,249	—	196,249	—
Loans, held for sale	2,698	2,698	2,698	—	—
Loans, net of allowance for loan losses	987,166	986,848	—	—	986,848
Other securities	13,452	13,452	13,452	—	—
Bank owned life insurance	20,104	20,104	20,104	—	—
Accrued interest receivable	3,902	3,902	3,902	—	—
Swap asset	1,962	1,962	—	1,962	—
Financial Liabilities:
Nonmaturing deposits	840,984	840,984	840,984	—	—
Time deposits	211,049	212,006	—	—	212,006
Short-term FHLB advances	53,700	52,906	52,906	—	—
Long-term FHLB advances	17,500	17,687	—	—	17,687
Securities sold under agreement to repurchase	25,040	25,040	25,040	—	—
Subordinated debentures	29,427	25,572	—	—	25,572
Accrued interest payable	120	120	120	—	—
Swap liability	1,962	1,962	—	1,962	—

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

(14) Derivative Hedging Instruments

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of March 31, 2016.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$36,444	5.29%	$20	Monthly
Derivative Liabilities	(36,444)	-5.29%	(20)	Monthly

Net Exposure	$—		$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2015.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$35,534	5.31%	$20	Monthly
Derivative Liabilities	(35,534)	-5.31%	(20)	Monthly

Net Exposure	$—		$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors.

(15) Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At March 31, 2016 and December 31, 2015, the balance of the investment for qualified affordable housing projects was $2,267 and $2,177, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $2,027 and $2,195 at March 31, 2016 and December 31, 2015, respectively.

During the quarters ended March 31, 2016 and 2015, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $77 and $69, respectively, which was included within pretax income on the consolidated statements of operations.

Additionally, during the quarters ended March 31, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $147 and $117, respectively. During the quarters ended March 31, 2016 and 2015, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2016 compared to December 31, 2015, and the consolidated results of operations for the three-month period ended March 31, 2016, compared to the same period in 2015. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at March 31, 2016 were $1,506,896 compared to $1,315,041 at December 31, 2015, an increase of $191,855, or 14.6%. The increase in total assets was mainly attributable to an increase in cash and due from financial institutions, securities available for sale, loans and bank owned life insurance. Total liabilities at March 31, 2016 were $1,376,356 compared to $1,189,868 at December 31, 2015, an increase of $186,488, or 15.7%. The increase in total liabilities was mainly attributable to an increase in total deposits and accrued interest, taxes and other expenses offset by a decrease in FHLB overnight advances.

Cash and due from financial institutions have increased $178,846 or 502.97% since December 31, 2015, due primarily to additional cash balances related to the tax refund processing program.

Loans outstanding as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Commercial & Agriculture	$122,207	$124,402
Commercial Real Estate - Owner Occupied	166,859	167,897
Commercial Real Estate - Non-Owner Occupied	344,717	348,439
Residential Real Estate	243,835	236,338
Real Estate Construction	64,176	58,898
Farm Real Estate	44,960	46,993
Consumer and Other	19,049	18,560

Total loans	1,005,803	1,001,527
Allowance for loan losses	(14,433)	(14,361)

Net loans	$991,370	$987,166

Net loans have increased $4,204 or 0.4% since December 31, 2015. The Residential Real Estate, Real Estate Construction and Consumer and Other loan portfolios increased $7,497, $5,278 and $489, respectively, since December 31, 2015, while the Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied and Farm Real Estate loan portfolios have decreased $2,195, $1,038, $3,722 and $2,033, respectively, since December 31, 2015.

Loans held for sale have decreased $505 or 18.7% since December 31, 2015, due to a decrease in the amount of time originations remained on the Company’s books before they were sold during the first three months of 2016. At March 31, 2016, the net loan to deposit ratio was 77.5% compared to 93.8% at December 31, 2015. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

For the three months of operations in 2016, $0 was placed into the allowance for loan losses from earnings, compared to $400 in the same period of 2015. The decrease in provision for loan losses in the first three months of 2016 is related to the decrease in the specific reserve required for loans and a

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to a net recovery of $72, compared to net charge-offs of $353 in 2015. For the first three months of 2016, the Company charged off a total of twelve loans. Eight Real Estate Mortgage loans totaling $7 net of recoveries, one Commercial and Agriculture loan totaling $17 net of recoveries and three Consumer and Other loans totaling $(6), net of recoveries were charged off in the first three months of the year. In addition, the Company had net recoveries of $49, $40 and $1 on previously charged-off Commercial Real Estate – Owner Occupied loans, Commercial Real Estate – Non-Owner Occupied loans and Real Estate Construction loans, respectively, in the first three months of 2016. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $1,362 since December 31, 2015, which was due to an increase in loans on nonaccrual status of $1,362. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

Management specifically evaluates loans that are impaired for estimates of loss. To evaluate the adequacy of the allowance for loan losses to cover probable losses in the portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. Loss migration rates are calculated over a three-year period for all portfolio segments, except for the segment consisting of purchased automobile loans which is calculated over a two-year period. The use of a three-year period for loss migration analysis reflected a change in methodology beginning in the third quarter of 2015. Previously, a two-year loss migration analysis had been used for the entire portfolio. With continued improvement and stability in economic conditions, regulatory guidance recommends a longer look-back period. In addition, Civista made significant changes to consumer and commercial lending policies in the first quarter of 2012. Combined, the stable economy and now seasoned policy changes indicate a three-year period is more reflective of future expectations. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve.

Management analyzes each Commercial and Commercial Real Estate loan, with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.43% at March 31, 2016 and 1.43% at December 31, 2015.

The available for sale security portfolio increased by $5,537, from $196,249 at December 31, 2015 to $201,786 at March 31, 2016. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2016, the Company was in compliance with all pledging requirements.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Premises and equipment, net, have decreased $171 from December 31, 2015 to March 31, 2016. The decrease is the result of new purchases of $126, offset by depreciation of $297.

Bank owned life insurance (BOLI) increased $3,114 from December 31, 2015 to March 31, 2016. In the first quarter of 2016, the Company purchased an additional $3,000 of BOLI. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Total deposits as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Noninterest-bearing demand	$511,024	$300,615
Interest-bearing demand	190,815	176,303
Savings and money market	373,389	364,066
Time deposits	204,552	211,049

Total Deposits	$1,279,780	$1,052,033

Total deposits at March 31, 2016 increased $227,747 from year-end 2015. Noninterest-bearing deposits increased $210,409 from year-end 2015, while interest-bearing deposits, including savings and time deposits, increased $17,338 from December 31, 2015. The increase in noninterest-bearing deposits was primarily due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $217,117. The interest-bearing deposit increase was mainly due to increases in interest-bearing demand and savings and money market accounts. The year-to-date average balance of total deposits increased $209,201 compared to the average balance of the same period in 2015 due to a large increase in cash related to the tax refund processing program. The increase in average balance is due to increases of $193,370 in demand deposit accounts, $20,421 in money market savings, $2,496 in interest-bearing demand, $3,064 in public fund money market savings and $10,698 in statement saving accounts, offset by decreases of $8,198 in time certificates, $5,427 in brokered deposits and $10,757 in interest-bearing public funds.

FHLB advances decreased $53,700 from December 31, 2015 to March 31, 2016. The decrease is due to a decrease in overnight funds of $53,700. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $768 from December 31, 2015 to March 31, 2016.

Accrued interest, taxes and other expenses increased $13,209 from December 31, 2015 to March 31, 2016. The increase is primarily the result of an increase in a clearing account related to the Company’s tax refund processing program.

Shareholders’ equity at March 31, 2016 was $130,540, or 8.7% of total assets, compared to $125,173, or 9.5% of total assets, at December 31, 2015. The decrease in the ratio of equity to total assets was the result of an increase in total assets. The increase in shareholders’ equity was primarily due to net income of $4,725, a decrease in the Company’s pension liability, net of tax, of $55, an increase in the fair

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

value of securities available for sale, net of tax, of $1,258 and offset by dividends on preferred stock and common stock of $391 and $392, respectively. Additionally, $112 was recognized as stock-based compensation in connection with the grant of restricted shares. Total outstanding common shares at March 31, 2016 were 7,875,172. Total outstanding common shares at December 31, 2015 were 7,843,578. The increase in common shares outstanding is the result of the grant of 28,864 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 2,730 common shares were granted to director of Civista.

Results of Operations

Three Months Ended March 31, 2016 and 2015

The Company had net income of $4,725 for the three months ended March 31, 2016, an increase of $1,554 from net income of $3,171 for the same three months of 2015. Basic earnings per common share were $0.55 for the quarter ended March 31, 2016, compared to $0.36 for the same period in 2015. Diluted earnings per common share were $0.43 for the quarter ended March 31, 2016, compared to $0.29 for the same period in 2015. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2016 was $12,235, an increase of $1,320 from $10,915 in the same three months of 2015. Total interest income for the three months ended March 31, 2016 was $13,053, an increase of $1,291 from $11,762 in the same three months of 2015. Average earning assets increased 14.8% during the quarter ended March 31, 2016 as compared to the same period in 2015. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first quarter of 2016 increased 7.9%, 6.6% and 95.8%, respectively, compared to the first quarter of last year. The increases were partially offset by a decrease in taxable securities. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the first quarter of 2015 and 2016, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on the loan portfolio increased 6 basis points for the first quarter of 2016 compared to the first quarter of last year, primarily due to the impact of the loan portfolio acquired in the TCNB acquisition. The yield on earning assets decreased 17 basis points for the first quarter of 2016 compared to the first quarter of last year. Total interest expense for the three months ended March 31, 2016 was $818, a decrease of $29 from $847 in the same three months of 2015. Interest expense on time deposits and FHLB borrowings decreased $67 and $11, respectively in the first quarter of 2016 compared to the same period in 2015. Average time deposits for the first quarter of 2016 decreased 6.7% compared to the first quarter of 2015. The interest rate paid on time deposits during the first quarter of 2016 decreased by 8 basis points as compared to the same period in 2015. The interest rate paid on FHLB borrowings during the first quarter of 2016 decreased 27 basis points as compared to the same period in 2015. The Company’s net interest margin for the three months ended March 31, 2016 and 2015 was 3.53% and 3.65%, respectively. Net interest margin decreased in the first quarter of 2016 due to the impact of additional interest-earning cash on deposit related to the tax refund processing program.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2016 and 2015. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2016			2015
Assets:	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Interest-earning assets:
Loans	$1,000,720	$11,317	4.55%	$927,105	$10,246	4.49%
Taxable securities	137,795	801	2.38%	141,902	832	2.42%
Non-taxable securities	74,200	655	5.69%	69,619	624	5.82%
Interest-bearing deposits in other banks	227,738	280	0.49%	116,298	60	0.21%

Total interest-earning assets	$1,440,453	13,053	3.76%	$1,254,924	11,762	3.93%

Noninterest-earning assets:
Cash and due from financial institutions	114,551			66,687
Premises and equipment, net	16,871			15,407
Accrued interest receivable	4,019			3,885
Intangible assets	29,447			24,760
Other assets	9,906			9,512
Bank owned life insurance	21,562			19,678
Less allowance for loan losses	(14,504)			(14,446)

Total Assets	$1,622,305			$1,380,407

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$556,240	$113	0.08%	$525,363	$98	0.08%
Time	209,550	377	0.72%	224,596	444	0.80%
FHLB	38,436	110	1.15%	34,447	121	1.42%
Subordinated debentures	29,427	212	2.90%	29,427	179	2.47%
Repuchase Agreements	23,861	6	0.10%	20,205	5	0.10%

Total interest-bearing liabilities	$857,514	818	0.38%	$834,038	847	0.41%

Noninterest-bearing deposits	608,085			414,715
Other liabilities	29,730			14,633
Shareholders’ Equity	126,976			117,021

Total Liabilities and Shareholders’ Equity	$1,622,305			$1,380,407

Net interest income and interest rate spread		$12,235	3.38%		$10,915	3.52%
Net interest margin			3.53%			3.65%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2016 and 2015. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$828	$243	$1,071
Taxable securities	(24)	(7)	(31)
Nontaxable securities	43	(12)	31
Interest-bearing deposits in other banks	90	130	220

Total interest income	$937	$354	$1,291

Interest expense:
Demand and savings	$6	$9	$15
Time	(29)	(38)	(67)
FHLB	13	(24)	(11)
Subordinated debentures	—	33	33
Repurchase agreements	1	—	1

Total interest expense	$(9)	$(20)	$(29)

Net interest income	$946	$374	$1,320

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Provision for loan losses totaled $0 for the three months ended March 31, 2016, compared to $400 for the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Service charges	$1,129	$1,055
Net gain on sale of securities	(5)	—
Net gain on sale of loans	394	204
ATM fees	508	449
Trust fees	634	767
Bank owned life insurance	114	117
Tax refund processing fees	2,200	1,600
Other	286	210

Total noninterest income	$5,260	$4,402

Noninterest income for the three months ended March 31, 2016 was $5,260, an increase of $858 or 19.5% from $4,402 for the same period of 2015. The primary reasons for the increase follow.

Service charge fee income for the period ended March 31, 2016 was $1,129, up $74 or 7.0% over the same period of 2015. The increase is primarily due to increases in business service charges and overdraft charges, as well as service charge fees in our Dayton market since the acquisition of TCNB in March 2015.

Gain on sale of loans increased $190 during the first quarter of 2016 compared to the same period of 2015. The increase is due to an increase in volume of loans sold during the first quarter of 2016 as compared to the same period in 2015 as well as an increase in the premium earned.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $133 or 17.3% during the first quarter of 2016 compared to the same period in 2015. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2015.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $600 or 37.5% during the first quarter of 2016 compared to the same period in 2015. The increase is due to an increase in volume of returns processed. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Salaries, Wages and benefits	$6,324	$5,899
Net occupancy expense	631	624
Equipment expense	296	363
Contracted data processing	355	448
FDIC assessment	252	237
State franchise tax	218	239
Professional services	501	456
Amortization of intangible assets	183	142
ATM expense	121	283
Marketing	287	236
Other	1,739	1,676

Total noninterest expense	$10,907	$10,603

Noninterest expense for the three months ended March 31, 2016 was $10,907, an increase of $304, from $10,603 reported for the same period of 2015. The primary reasons for the increase follow.

Salary and other employee costs were $6,324, up $425 or 7.2% as compared to the same period of 2015. These increases are mainly due to the addition of employees from the acquisition of TCNB and annual pay increases.

Contracted data processing costs were $355, down $93 or 20.8% compared to the same period in 2015. The year-over-year decrease was attributable to the increased core processing costs incurred in the first quarter 2015 in connection with the acquisition of TCNB.

Amortization expense increased $41, or 28.9% from the same period of 2015, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $121, down $162 or 57.2% compared to the same period in 2015. The decrease is due to vendor credits that began in the second quarter of 2015.

Income tax expense for the three months ended March 31, 2016 totaled $1,863, up $720 compared to the same period in 2015. The effective tax rates for the three-month periods ended March 31, 2016 and March 31, 2015 were 28.3% and 26.5%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of March 31, 2016 is the result of an increase in taxable income as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $130,540 at March 31, 2016 compared to $125,173 at December 31, 2015. The increase in shareholders’ equity resulted primarily from net income of $4,725, a $55 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $1,258, which was offset by dividends on preferred stock and common stock of $391 and $392, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2016 and December 31, 2015 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios - March 31, 2016	13.8%	12.5%	7.6%	8.2%
Company Ratios - December 31, 2015	14.0%	12.7%	7.6%	10.0%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share on both February 1, 2016 and February 1, 2015. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016. In 2015, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $8,071, or 4.0% of the total security portfolio at March 31, 2016. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended March 31, 2016 was $17,632. This includes net income of $4,725 plus net adjustments of $12,907 to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans and net change in other assets and accrued expenses of $14,408 and $12,148, respectively. Cash used by operations is primarily from loans originated for sale of $13,509. Cash used by investing activities was $11,282 for the period ended March 31, 2016. Cash received from investing activities is primarily from maturing, called securities of $6,035. This increase in cash was offset by security purchases, additional bank owned life insurance, net loan originations and loan purchases of $10,043, $3,000, $3,076 and $1,060, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Cash provided from financing activities for the first three months of 2016 totaled $172,496. The increase of cash from financing activities is due to an increase in deposits of $227,747. Noninterest-bearing deposits increased $210,409 from year-end 2015, while interest-bearing deposits, including savings and time deposits, increased $17,338 during the first three months of 2016. Cash of $53,700 was used to repay overnight borrowings. In addition, securities sold under agreements to repurchase decreased $768, cash of $391 was used to pay preferred dividends and cash of $392 was used to pay common dividends. Cash and cash equivalents increased from $35,561 at December 31, 2015 to $214,407 at March 31, 2016.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $35,000. As of March 31, 2016, Civista had total credit availability with the FHLB of $134,149, with standby letters of credit totaling $21,200 and a remaining borrowing capacity of approximately $95,449. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2015 and March 31, 2016, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2016 and December 31, 2015.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2015 and March 31, 2016. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	March 31, 2016			December 31, 2015
Change in	Dollar	Dollar	Percent	Dollar	Dollar	Percent
Rates	Amount	Change	Change	Amount	Change	Change
+200bp	232,736	45,891	25%	188,643	25,222	15%
+100bp	215,638	28,793	15%	180,892	17,471	11%
Base	186,845	—	—	163,421	—	—
-100bp	179,727	(7,118)	-4%	163,804	383	0%

The change in net portfolio value from December 31, 2015 to March 31, 2016, can be attributed to two factors. The yield curve has flattened since the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. The additional volumes, related to the tax refund processing program, contributed to the mix of assets being relatively heavier in cash compared to the end of the year. This change in mix tends to decrease volatility. The funding volume and mix has shifted from borrowed money and CDs to deposits, which also tends to increase volatility. The increased volume of cash and the shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a small decrease in the net portfolio value as the fair value of liabilities would increase slightly more quickly than the fair value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2016, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	May 10, 2016
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2016
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location
3.1(a)	Amended Articles of Incorporation, as amended, of the Company, as filed with the Ohio Secretary of State on December 4, 2015.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith