Form 10-Q
period 2016-06-30
CIVISTA BANCSHARES, INC.
filed 2016-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 5, 2016 - 8,027,381 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$41,772	$35,561
Securities available for sale	200,643	196,249
Loans held for sale	5,167	2,698
Loans, net of allowance of $14,547 and $14,361	1,014,375	987,166
Other securities	13,734	13,452
Premises and equipment, net	16,711	16,944
Accrued interest receivable	3,798	3,902
Goodwill	27,095	27,095
Other intangibles	2,091	2,409
Bank owned life insurance	24,255	20,104
Other assets	10,270	9,461

Total assets	$1,359,911	$1,315,041

LIABILITIES
Deposits
Noninterest-bearing	$353,386	$300,615
Interest-bearing	761,621	751,418

Total deposits	1,115,007	1,052,033
Federal Home Loan Bank advances	47,300	71,200
Securities sold under agreements to repurchase	17,725	25,040
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	14,249	12,168

Total liabilities	1,223,708	1,189,868

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred stock, $1,000 liquidation preference, 23,911 shares issued at June 30, 2016 and 24,072 shares issued at December 31, 2015, net of issuance costs	22,124	22,273
Common shares, no par value, 20,000,000 shares authorized, 8,655,324 shares issued at June 30, 2016 and 8,591,542 shares issued at December 31, 2015	115,750	115,330
Retained earnings	13,640	5,300
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	1,924	(495)

Total shareholders’ equity	136,203	125,173

Total liabilities and shareholders’ equity	$1,359,911	$1,315,041

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$12,170	$11,270	$23,487	$21,516
Taxable securities	821	796	1,622	1,629
Tax-exempt securities	661	640	1,315	1,264
Federal funds sold and other	87	34	367	94

Total interest income	13,739	12,740	26,791	24,503

Interest expense
Deposits	485	533	974	1,075
Federal Home Loan Bank advances	91	94	201	215
Subordinated debentures	218	193	430	373
Other	5	4	11	9

Total interest expense	799	824	1,616	1,672

Net interest income	12,940	11,916	25,175	22,831
Provision (credit) for loan losses	(1,300)	400	(1,300)	800

Net interest income after provision (credit) for loan losses	14,240	11,516	26,475	22,031

Noninterest income
Service charges	1,391	1,170	2,520	2,225
Net gain on sale of securities	6	—	1	—
Net gain on sale of loans	406	415	800	619
ATM fees	535	515	1,043	964
Trust fees	666	734	1,300	1,501
Bank owned life insurance	151	116	266	233
Tax refund processing fees	550	400	2,750	2,000
Other	370	302	655	511

Total noninterest income	4,075	3,652	9,335	8,053

Noninterest expense
Salaries, wages and benefits	6,354	5,809	12,678	11,708
Net occupancy expense	670	615	1,301	1,239
Equipment expense	368	365	664	728
Contracted data processing	395	545	750	993
FDIC assessment	179	225	431	462
State franchise tax	240	217	458	456
Professional services	517	663	1,019	1,119
Amortization of intangible assets	172	192	355	334
ATM expense	75	162	196	445
Marketing	275	308	561	544
Other operating expenses	1,805	1,832	3,544	3,509

Total noninterest expense	11,050	10,933	21,957	21,537

Income before taxes	7,265	4,235	13,853	8,547
Income tax expense	2,084	1,113	3,947	2,255

Net Income	5,181	3,122	9,906	6,292
Preferred stock dividends	391	391	782	795

Net income available to common shareholders	$4,790	$2,731	$9,124	$5,497

Earnings per common share, basic	$0.61	$0.35	$1.16	$0.70

Earnings per common share, diluted	$0.47	$0.29	$0.91	$0.58

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$5,181	$3,122	$9,906	$6,292

Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	1,593	(1,982)	3,498	(1,096)
Tax effect	(542)	674	(1,189)	373
Pension liability adjustment	83	70	166	140
Tax effect	(28)	(24)	(56)	(48)

Total other comprehensive income (loss)	1,106	(1,262)	2,419	(631)

Comprehensive income	$6,287	$1,860	$12,325	$5,661

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2015	24,072	$22,273	7,843,578	$115,330	$5,300	$(17,235)	$(495)	$125,173

Net Income	—	—	—	—	9,906	—	—	9,906

Other comprehensive income	—	—	—	—	—	—	2,419	2,419

Conversion of Series B preferred shares into common shares	(161)	(149)	20,569	149	—	—	—	—

Stock-based compensation	—	—	43,213	271	—	—	—	271

Common stock dividends ($0.10 per share)	—	—	—	—	(784)	—	—	(784)

Preferred stock dividend	—	—	—	—	(782)	—	—	(782)

Balance, June 30, 2016	23,911	$22,124	7,907,360	$115,750	$13,640	$(17,235)	$1,924	$136,203

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015

Net cash from operating activities	$7,866	$13,323

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	14,684	14,870
Purchases of securities, available-for-sale	(18,295)	(16,194)
Sale of securities available for sale	1,994	—
Redemption of Federal Reserve stock	—	138
Purchase of Federal Reserve stock	(282)	(97)
Purchase of bank owned life insurance	(3,885)	—
Net loan originations	(23,919)	(8,603)
Loans purchased	(1,884)	(2,975)
Proceeds from sale of other real estate owned properties	106	179
Net cash from acquisition	—	926
Premises and equipment purchases	(367)	(727)

Net cash used for investing activities	(31,848)	(12,483)

Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(5,000)
Net change in short-term FHLB advances	(23,900)	(4,900)
Increase in deposits	62,974	20,019
Decrease in securities sold under repurchase agreements	(7,315)	(4,153)
Common dividends paid	(784)	(777)
Preferred dividends paid	(782)	(795)

Net cash provided by financing activities	30,193	4,394

Increase in cash and due from financial institutions	6,211	5,234
Cash and due from financial institutions at beginning of period	35,561	29,858

Cash and due from financial institutions at end of period	$41,772	$35,092

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In thousands)

	Six months ended June 30,
	2016	2015

Cash paid during the period for:
Interest	$1,615	$1,662
Income taxes	$2,550	$350
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$73	$76
Conversion of preferred shares to common shares	$149	$859

Acquisition of TCNB Financial Corp.
Noncash assets acquired:
Loans receivable		$76,830
Other securities		716
Accrued interest receivable		194
Premises and equipment, net		1,739
Core deposit intangible		1,009
Other assets		1,265

Total non cash assets acquired		81,753

Liabilities assumed:
Deposits		86,869
Other liabilities		5

Total liabilities assumed		86,874

Net noncash liabilities acquired		$5,121

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2016 and its results of operations and changes in cash flows for the periods ended June 30, 2016 and 2015 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2015 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $239,029, or 23.3% of total loans, as of June 30, 2016 and the other is to Lessors of Residential Buildings and Dwellings totaling $129,834, or 12.7% of total loans, as of June 30, 2016. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2016. Revenue from Water St. was less than 1.0% of total revenue through June 30, 2016. Management considers the Company to operate primarily in one reportable segment, banking.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. However, In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments in this Update that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$41,272	$326	$(20)	$41,578
Obligations of states and political subdivisions	87,990	7,240	(12)	95,218
Mortgage-backed securities in government sponsored entities	62,016	1,244	(13)	63,247

Total debt securities	191,278	8,810	(45)	200,043

Equity securities in financial institutions	481	119	—	600

Total	$191,759	$8,929	$(45)	$200,643

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$40,992	$74	$(129)	$40,937
Obligations of states and political subdivisions	87,255	4,959	(62)	92,152
Mortgage-backed securities in government sponsored entities	62,135	681	(243)	62,573

Total debt securities	190,382	5,714	(434)	195,662

Equity securities in financial institutions	481	106	—	587

Total	$190,863	$5,820	$(434)	$196,249

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at June 30, 2016, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$9,728	$9,744
Due after one year through five years	27,019	27,398
Due after five years through ten years	31,857	34,003
Due after ten years	60,658	65,651
Mortgage-backed securities	62,016	63,247
Equity securities	481	600

Total securities available for sale	$191,759	$200,643

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sale proceeds	$1,994	$—	$1,994	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Gains from securities called or settled by the issuer	6	—	1	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $150,444 and $142,888 as of June 30, 2016 and December 31, 2015, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2016 and December 31, 2015 not recognized in income are as follows:

June 30, 2016	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$727	$(1)	$979	$(19)	$1,706	$(20)
Obligations of states and political subdivisions	—	—	531	(12)	531	(12)
Mortgage-backed securities in gov’t sponsored entities	—	—	1,882	(13)	1,882	(13)

Total temporarily impaired	$727	$(1)	$3,392	$(44)	$4,119	$(45)

December 31, 2015	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$25,464	$(112)	$1,132	$(17)	$26,596	$(129)
Obligations of states and political subdivisions	2,932	(20)	1,469	(42)	4,401	(62)
Mortgage-backed securities in gov’t sponsored entities	27,263	(172)	5,041	(71)	32,304	(243)

Total temporarily impaired	$55,659	$(304)	$7,642	$(130)	$63,301	$(434)

At June 30, 2016, there were nine securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30, 2016	December 31, 2015
Commercial and agriculture	$126,540	$124,402
Commercial real estate- owner occupied	167,894	167,897
Commercial real estate- non-owner occupied	369,876	348,439
Residential real estate	245,941	236,338
Real estate construction	56,274	58,898
Farm Real Estate	43,289	46,993
Consumer and other	19,108	18,560

Total loans	1,028,922	1,001,527
Allowance for loan losses	(14,547)	(14,361)

Net loans	$1,014,375	$987,166

Included in total loans above are deferred loan fees of $101 at June 30, 2016 and $78 at December 31, 2015.

(5) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans in the portfolio by product type. Loss migration rates for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments, except for the segment consisting of purchased automobile loans which is calculated over a two and one-half year period. The use of a three-year period for loss migration analysis is a change in methodology as of the third quarter of 2015. Previously, a two-year loss migration analysis had been used for the entire portfolio. With continued improvement and stability in economic conditions, regulatory guidance recommends a longer look-back period. In addition, Civista made significant changes to consumer and commercial lending policies in the first quarter of 2012. Combined, the stable economy and now seasoned policy changes indicate a three-year period is more reflective of future expectations. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following qualitative factors are analyzed:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,547 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2016. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015.

Allowance for loan losses:

For the six months ended June 30, 2016

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,478	$(42)	$35	$86	$1,557
Commercial Real Estate:
Owner Occupied	2,467	(42)	52	(84)	2,393
Non-Owner Occupied	4,657	—	1,359	(1,047)	4,969
Residential Real Estate	4,086	(225)	361	(323)	3,899
Real Estate Construction	371	—	2	(7)	366
Farm Real Estate	538	—	—	(62)	476
Consumer and Other	382	(47)	33	(10)	358
Unallocated	382	—	—	147	529

Total	$14,361	$(356)	$1,842	$(1,300)	$14,547

For the six months ended June 30, 2016, the increase in allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher balances and higher loss rates in criticized loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced not only by a decrease in specific reserves required for this type, but also by decreases in past due, classified and non-accrual loans for this type. The result of these changes was represented as a decrease in the provision. The increase in allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of an increase in general reserves required as a result of higher balances. Offsetting this was a payoff on a previously charged down loan was received resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in loss rates. The result of these changes was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the six months ended June 30, 2015

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,819	$—	$31	$(455)	$1,395
Commercial Real Estate:
Owner Occupied	2,221	(198)	159	2,891	5,073
Non-Owner Occupied	4,334	(64)	90	(1,207)	3,153
Residential Real Estate	3,747	(541)	165	99	3,470
Real Estate Construction	428	—	3	3	434
Farm Real Estate	822	—	51	(289)	584
Consumer and Other	200	(87)	30	47	190
Unallocated	697	—	—	(289)	408

Total	$14,268	$(890)	$529	$800	$14,707

For the six months ended June 30, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in specific reserves for impaired loans. The decrease in specific reserves for impaired loans was the result of the anticipated resolution of an impaired loan. The Company does not expect to incur losses with this resolution. This decrease was offset by an increase in criticized loan balances. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate - Owner Occupied loans was the result of an increase in loss migration rates for special mention loans, based on the migration of loans into the special mention category during the migration analysis period, and an increase in substandard rated loan balances. The allowance for Commercial Real Estate – Non – Owner Occupied loans was reduced due to a decrease in loss migration rates offset by an increase in criticized loan balances. The ending reserve balance for Residential Real Estate loans declined from the end of the previous year due to charge-offs of loans that had a specific reserve previously applied. While loan balances were up, loss rates continued to decrease resulting in the allowance being lower. While criticized loan balances increased, we saw improvement in loss migration rates and a decline in specific reserves for impaired loans during the period. As a result, management determined that it was appropriate to reduce unallocated reserves at June 30, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended June 30, 2016

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,446	$(20)	$30	$101	$1,557
Commercial Real Estate:
Owner Occupied	2,372	(42)	3	60	2,393
Non-Owner Occupied	4,711	—	1,319	(1,061)	4,969
Residential Real Estate	4,114	(129)	272	(358)	3,899
Real Estate Construction	408	—	1	(43)	366
Farm Real Estate	496	—	—	(20)	476
Consumer and Other	358	(39)	19	20	358
Unallocated	528	—	—	1	529

Total	$14,433	$(230)	$1,644	$(1,300)	$14,547

For the three months ended June 30, 2016, the increase in allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher loss rates in criticized loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased as the result of an increase in general reserves required as a result of higher balances. Offsetting this was a payoff on a previously charged down loan that was received resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans was reduced by a decrease in general reserves required for this type as result of decreased loan balances, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances, represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended June 30, 2015

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,795	$—	$12	$(412)	$1,395
Commercial Real Estate:
Owner Occupied	1,808	—	157	3,108	5,073
Non-Owner Occupied	4,926	(55)	76	(1,794)	3,153
Residential Real Estate	3,666	(213)	34	(17)	3,470
Real Estate Construction	498	—	2	(66)	434
Farm Real Estate	799	—	—	(215)	584
Consumer and Other	190	(37)	16	21	190
Unallocated	633	—	—	(225)	408

Total	$14,315	$(305)	$297	$400	$14,707

For the three months ended June 30, 2015, the allowance for Commercial and Agriculture loans was reduced due to decreases in specific reserves for impaired loans. The decrease in specific reserves for impaired loans was the result of the anticipated resolution of an impaired loan. The Company does not expect to incur losses with this resolution. This decrease was offset by an increase in criticized loan balances. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate - Owner Occupied loans was the result of an increase in loss migration rates for special mention loans, based on the migration of loans into the special mention category during the migration analysis period, and an increase in substandard rated loan balances. The allowance for Commercial Real Estate – Non – Owner Occupied loans was reduced due to a decrease in loss migration rates and offset by an increase in criticized loan balances. The ending reserve balance for Residential Real Estate loans declined due to charge-offs of loans that had a specific reserve previously applied and a decline in the loss rates applied. The ending reserve balance for Real Estate Construction loans declined from the end of the previous quarter due to a decline in balances. While loan balances were up during the quarter, loss migration rates continued to decrease resulting in the allowance being lower. While criticized loan balances increased, we saw improvement in loss migration rates and a decline in specific reserves for impaired loans. As a result, management determined that it was appropriate to reduce unallocated reserves at June 30, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2016 and December 31, 2015.

June 30, 2016	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:

Commercial & Agriculture	$—	$—	$1,557	$1,557
Commercial Real Estate:
Owner Occupied	—	4	2,389	2,393
Non-Owner Occupied	—	23	4,946	4,969
Residential Real Estate	105	162	3,632	3,899
Real Estate Construction	—	—	366	366
Farm Real Estate	—	—	476	476
Consumer and Other	—	—	358	358
Unallocated	—	—	529	529

Total	$105	$189	$14,253	$14,547

Outstanding loan balances:

Commercial & Agriculture	$110	$2,417	$124,013	$126,540
Commercial Real Estate:
Owner Occupied	—	1,609	166,285	167,894
Non-Owner Occupied	—	744	369,132	369,876
Residential Real Estate	190	1,891	243,860	245,941
Real Estate Construction	—	—	56,274	56,274
Farm Real Estate	—	1,398	41,891	43,289
Consumer and Other	—	2	19,106	19,108

Total	$300	$8,061	$1,020,561	$1,028,922

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

The following tables present credit exposures by internally assigned grades for the periods ended June 30, 2016 and December 31, 2015. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance

Commercial & Agriculture	$119,406	$3,332	$3,802	$—	$126,540
Commercial Real Estate:
Owner Occupied	160,119	1,584	6,191	—	167,894
Non-Owner Occupied	363,558	4,305	2,013	—	369,876
Residential Real Estate	59,615	1,587	7,473	—	68,675
Real Estate Construction	50,656	340	27	—	51,023
Farm Real Estate	33,597	6,612	3,080	—	43,289
Consumer and Other	1,991	—	122	—	2,113

Total	$788,942	$17,760	$22,708	$—	$829,410

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Ending Balance

Commercial & Agriculture	$117,739	$3,090	$3,573	$—	$124,402
Commercial Real Estate:
Owner Occupied	156,622	5,571	5,704	—	167,897
Non-Owner Occupied	339,734	6,100	2,605	—	348,439
Residential Real Estate	62,147	1,671	7,435	—	71,253
Real Estate Construction	52,399	216	29	—	52,644
Farm Real Estate	39,787	4,024	3,182	—	46,993
Consumer and Other	1,987	3	111	—	2,101

Total	$770,415	$20,675	$22,639	$—	$813,729

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2016 and December 31, 2015 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
June 30, 2016
Performing	$177,266	$5,251	$16,983	$199,500
Nonperforming	—	—	12	12

Total	$177,266	$5,251	$16,995	$199,512

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2015
Performing	$165,048	$6,254	$16,458	$187,760
Nonperforming	37	—	1	38

Total	$165,085	$6,254	$16,459	$187,798

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2016 and December 31, 2015.

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$111	$905	$233	$1,249	$125,181	$110	$126,540	$—
Commercial Real Estate:
Owner Occupied	136	248	382	766	167,128	—	167,894	—
Non-Owner Occupied	218	—	339	557	369,319	—	369,876	—
Residential Real Estate	238	894	1,117	2,249	243,502	190	245,941	—
Real Estate Construction	—	—	—	—	56,274	—	56,274	—
Farm Real Estate	—	—	784	784	42,505	—	43,289	—
Consumer and Other	57	26	12	95	19,013	—	19,108	12

Total	$760	$2,073	$2,867	$5,700	$1,022,922	$300	$1,028,922	$12

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$9	$32	$37	$78	$124,192	$132	$124,402	$—
Commercial Real Estate:
Owner Occupied	982	36	284	1,302	166,595	—	167,897	—
Non-Owner Occupied	269	330	123	722	347,717	—	348,439	—
Residential Real Estate	2,640	404	1,725	4,769	231,438	131	236,338	—
Real Estate Construction	8	—	—	8	58,890	—	58,898	—
Farm Real Estate	—	—	—	—	46,993	—	46,993	—
Consumer and Other	98	68	8	174	18,386	—	18,560	—

Total	$4,006	$870	$2,177	$7,053	$994,211	$263	$1,001,527	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of June 30, 2016 and December 31, 2015.

	2016	2015
Commercial & Agriculture	$1,975	$1,185
Commercial Real Estate:
Owner Occupied	1,380	1,645
Non-Owner Occupied	705	1,428
Residential Real Estate	3,751	3,911
Real Estate Construction	27	29
Farm Real Estate	789	961
Consumer and Other	110	100

Total	$8,737	$9,259

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2016, TDRs accounted for $237 of the allowance for loan losses. As of December 31, 2015, TDRs accounted for $286 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the periods ended June 30, 2016 and June 30, 2015 were as follows:

	For the Six-Month Period Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	4	$529	$529
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	2	308	308
Real Estate Construction	—	—	—
Farm Real Estate	2	614	614
Consumer and Other	—	—	—

Total Loan Modifications	8	$1,451	$1,451

	For the Six-Month Period Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	1	$6	$6
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	3	374	374
Real Estate Construction	1	41	41
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	5	$421	$421

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the Three-Month Period Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	1	$47	$47
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	1	76	76
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	2	$123	$123

For the Three-Month Period Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	—	$—	$—

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During both the three- and six-month periods ended June 30, 2016 and June 30, 2015, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the related allowance amount, if applicable, as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Agriculture	$2,417	$2,966		$851	$1,034
Commercial Real Estate:
Owner Occupied	1,363	1,398		1,224	1,343
Non-Owner Occupied	683	687		1,742	1,826
Residential Real Estate	1,328	1,865		965	1,591
Farm Real Estate	1,398	1,398		953	1,026
Consumer and Other	2	2		3	3

Total	7,191	8,316		5,738	6,823

With an allowance recorded:
Commercial & Agriculture	—	—	$—	22	23	$23
Commercial Real Estate:
Owner Occupied	246	246	4	917	999	103
Non-Owner Occupied	61	61	23	—	—	—
Residential Real Estate	563	582	162	808	683	260
Farm Real Estate	—	—	—	—	—	—

Total	870	889	189	1,747	1,705	386

Total:
Commercial & Agriculture	2,417	2,966	—	873	1,057	23
Commercial Real Estate:
Owner Occupied	1,609	1,644	4	2,141	2,342	103
Non-Owner Occupied	744	748	23	1,742	1,826	—
Residential Real Estate	1,891	2,447	162	1,773	2,274	260
Farm Real Estate	1,398	1,398	—	953	1,026	—
Consumer and Other	2	2	—	3	3	—

Total	$8,061	$9,205	$189	$7,485	$8,528	$386

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired loans.

For the six months ended:	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$1,937	$80	$1,943	$37
Commercial Real Estate - Owner Occupied	1,800	50	3,300	97
Commercial Real Estate - Non-Owner Occupied	1,489	26	2,053	19
Residential Real Estate	1,799	60	2,752	66
Real Estate Construction	—	—	27	—
Farm Real Estate	1,250	31	566	28
Consumer and Other	3	—	5	—

Total	$8,278	$247	$10,646	$247

For the three months ended:	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$2,469	$41	$1,762	$11
Commercial Real Estate - Owner Occupied	1,630	24	3,277	50
Commercial Real Estate - Non-Owner Occupied	1,363	13	1,992	10
Residential Real Estate	1,878	29	2,471	39
Real Estate Construction	—	—	40	—
Farm Real Estate	1,398	15	848	14
Consumer and Other	2	—	5	—

Total	$8,740	$122	$10,395	$124

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the amortizable yield for purchased credit-impaired (PCI) loans were as follows, since acquisition:

	For the Six-Month Period Ended June 30, 2016	For the Six-Month Period Ended June 30, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period	$82	$—
Acquisition of PCI loans	—	140
Accretion	(16)	—

Balance at end of period	$66	$140

	For the Three-Month Period Ended June 30, 2016	For the Three-Month Period Ended June 30, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period	$74	$140
Acquisition of PCI loans	—	—
Accretion	(8)	—

Balance at end of period	$66	$140

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2016	At December 31, 2015
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$911	$965
Carrying amount	300	263

There has been $105 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2016.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2016 and December 31, 2015, a total of $107 and $116, respectively of foreclosed assets were included with other assets. As of June 30, 2016, included within the foreclosed assets is $107 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2016, the Company had initiated formal foreclosure procedures on $586 of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Six-Month Period Ended June 30, 2016			For the Six-Month Period Ended June 30, 2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,554	$(4,049)	$(495)	$3,730	$(3,777)	$(47)

Other comprehensive income (loss) before reclassifications	2,308	—	2,308	(723)	—	(723)

Amounts reclassified from accumulated other comprehensive income (loss)	1	110	111	—	92	92

Net current-period other comprehensive income (loss)	2,309	110	2,419	(723)	92	(631)

Ending balance	$5,863	$(3,939)	$1,924	$3,007	$(3,685)	$(678)

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the six months ended June 30, 2016		For the six months ended June 30, 2015		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$(1)		$—		Net gain on securities available for sale
Tax effect	—		—		Income tax expense

	(1)		—		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(166	) (b)	(140	) (b)	Salaries, wages and benefits
Tax effect	56		48		Income tax expense

	(110)		(92)		Net of tax

Total reclassifications for the period	$(111)		$(92)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended June 30, 2016			For the Three-Month Period Ended June 30, 2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$4,812	$(3,994)	$818	$4,315	$(3,731)	$584

Other comprehensive income (loss) before reclassifications	1,047	—	1,047	(1,308)	—	(1,308)

Amounts reclassified from accumulated other comprehensive income (loss)	4	55	59	—	46	46

Net current-period other comprehensive income (loss)	1,051	55	1,106	(1,308)	46	(1,262)

Ending balance	$5,863	$(3,939)	$1,924	$3,007	$(3,685)	$(678)

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended June 30, 2016		For the three months ended June 30, 2015		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$(6)		$—		Net gain on securities available for sale
Tax effect	2		—		Income tax expense

	(4)		—		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(83	) (b)	(70	) (b)	Salaries, wages and benefits
Tax effect	28		24		Income tax expense

	(55)		(46)		Net of tax

Total reclassifications for the period	$(59)		$(46)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at both June 30, 2016 and December 31, 2015. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2015 and concluded that the Company’s goodwill was not impaired at December 31, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The change in the carrying amount of goodwill for the periods ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30,
	2016	2015
Beginning of year	$27,095	$21,720
Acquired goodwill	—	5,121
Impairment	—	—
Other adjustments	—	—

End of period	$27,095	$26,841

Acquired intangible assets as of June 30, 2016 and June 30, 2015 were as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets(1):
MSRs	$819	$195	$624	$692	$124	$568
Core deposit intangibles	7,274	5,807	1,467	7,697	5,498	2,199

Total amortized intangible assets	$8,093	$6,002	$2,091	$8,389	$5,622	$2,767

(1)	Excludes fully amortized intangible assets

Aggregate amortization expense was $355 and $334 for June 30, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2016	17	344	361
2017	35	587	622
2018	35	111	146
2019	35	88	123
2020	35	71	106
Thereafter	467	266	733

	$624	$1,467	$2,091

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term Borrowings

Short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At June 30, 2016		At December 31, 2015
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$29,800	$—	$53,700
Maximum indebtedness	—	70,400	—	64,700
Average balance	—	10,860	69	26,880
Average rate paid	—	0.40%	0.53%	0.20%
Interest rate on balance	—	0.42%	—	0.35%

Outstanding during the year represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2016 and December 31, 2015.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2016 and December 31, 2015. All of the repurchase agreements are overnight agreements.

	June 30, 2016	December 31, 2015

Securities pledged for repurchase agreements:
U.S. Treasury securities	$657	$894
Obligations of U.S. government agencies	17,068	24,146

Total securities pledged	$17,725	$25,040

Gross amount of recognized liabilities for repurchase agreements	$17,725	$25,040

Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic
Net income	$5,181	$3,122	$9,906	$6,292
Preferred stock dividends	391	391	782	795

Net income available to common shareholders - basic	$4,790	$2,731	$9,124	$5,497

Weighted average common shares outstanding - basic	7,877,119	7,842,159	7,861,444	7,800,808

Basic earnings per common share	$0.61	$0.35	$1.16	$0.70

Diluted
Net income available to common shareholders - basic	$4,790	$2,731	$9,124	$5,497
Preferred stock dividends	391	391	782	795

Net income available to common shareholders - diluted	$5,181	$3,122	$9,906	$6,292

Weighted average common shares outstanding for basic earnings per common share basic	7,877,119	7,842,159	7,861,444	7,800,808
Add: Dilutive effects of convertible preferred shares	3,074,402	3,079,665	3,076,323	3,113,980

Average shares and dilutive potential common shares outstanding - diluted	10,951,521	10,921,824	10,937,767	10,914,788

Diluted earnings per common share	$0.47	$0.29	$0.91	$0.58

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended June 30, 2016 there were 3,074,402 dilutive shares related to the Company’s convertible preferred stock. For the six-month period ended June 30, 2016 there were 3,076,324 dilutive shares related to the Company’s convertible preferred stock. For the three-month period ended June 30, 2015 there were 3,079,665 dilutive shares related to the Company’s convertible preferred stock. For the six-month period ended June 30, 2015 there were 3,113,980 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2016 and December 31, 2015:

	Contract Amount
	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$7,610	$194,874	$9,416	$195,732
Overdraft protection	5	27,053	5	22,122
Letters of credit	600	320	200	750

	$8,215	$222,247	$9,621	$218,604

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.00% at June 30, 2016 and from 3.25% to 8.75% at December 31, 2015. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $8,365 on June 30, 2016 and $2,448 on December 31, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(11) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. In 2006, the Company amended the pension plan to provide that no employee could be added as a participant to the pension plan after December 31, 2006. In 2014, the Company amended the pension plan again to provide that no additional benefits would accrue beyond April 30, 2014.

Net periodic pension benefit was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	170	156	340	312
Expected return on plan assets	(274)	(283)	(548)	(566)
Other components	83	70	166	140

Net periodic pension benefit	$(21)	$(57)	$(42)	$(114)

The total amount of pension contributions expected to be paid by the Company in 2016 is $500, compared to $700 in 2015.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 314,138 shares available for future grants under this plan at June 30, 2016.

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

Senior officers were awarded an aggregate of 16,130 restricted common shares on March 11, 2016. The 2016 restricted shares vest over a three-year service period, with one third each vesting on January 2 of 2017, 2018 and 2019. On March 17, 2015, certain officers were awarded an aggregate of 16,983 restricted common shares, of which 5,657 shares vested on January 2, 2016.

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

On January 4, 2016, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 2,730 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2016 Annual Meeting.

Finally, on May 17, 2016, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 12,285 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2017 Annual Meeting.

No options had been granted under the 2014 Incentive Plan as of June 30, 2016 and 2015.

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

The following is a summary of the status of the Company’s restricted shares and changes therein:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	40,190	$10.77	16,983	$10.82
Granted	—	—	28,864	10.75
Vested	—	—	(5,657)	10.82
Forfeited	(666)	10.71	(666)	10.71

Nonvested at June 30, 2016	39,524	10.77	39,524	10.77

During the six-month period ended June 30, 2016, the Company recorded $271 of share-based compensation expense for shares granted under the 2014 Incentive Plan. Additionally, during the three months ended June 30, 2016, the Company recorded $159 of share-based compensation expense for the shares granted under the 2014 Incentive Plan. At June 30, 2016, the expected future compensation expense relating to the 16,983 restricted shares awarded in 2015 is $56 over the remaining vesting period of 1.5 years. The expected future compensation expense relating to the 16,130 restricted shares awarded in 2016 to the officers and Civista directors is $90 over the remaining vesting period of 2.5 years. The

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

expected future compensation expense relating to the 12,734 restricted common shares awarded to lending officers of the Company in 2016 is $128 over the remaining vesting period of 4.5 years. Finally, on May 13, 2016, an agreement was signed thereby ending the employment of a grantee of restricted shares. As a result, a total of 666 restricted shares granted, but unvested, were forfeited.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Other real estate owned: OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table below. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. Management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the properties are categorized in the below table as Level 3 measurements since these adjustments are considered to be unobservable inputs. Income and expenses from operations are included in other operating expenses. Further declines in the fair value of the collateral subsequent to foreclosure are included in net gain on sale of other real estate owned.

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2016 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$41,578	$—
Obligations of states and political subdivisions	—	95,218	—
Mortgage-backed securities in government sponsored entities	—	63,247	—
Equity securities in financial institutions	—	600	—
Swap asset	—	3,757	—

Liabilities:

Swap liability	—	3,757	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$391
Other real estate owned	—	—	73

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$391	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

			Holding period	0 - 30 months	18 months

Other real estate owned	$73	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$759	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

			Holding period	0 - 30 months	17 months

Other real estate owned	$109	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

The carrying amount and fair values of financial instruments are as follows:

June 30, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$41,772	$41,772	$41,772	$—	$—
Securities available for sale	200,643	200,643	—	200,643	—
Loans, held for sale	5,167	5,167	5,167	—	—
Loans, net of allowance for loan losses	1,014,375	1,011,073	—	—	1,011,073
Other securities	13,734	13,734	13,734	—	—
Bank owned life insurance	24,255	24,255	24,255	—	—
Accrued interest receivable	3,798	3,798	3,798	—	—
Swap asset	3,757	3,757	—	3,757	—

Financial Liabilities:
Nonmaturing deposits	917,274	917,274	917,274	—	—
Time deposits	197,733	198,256	—	—	198,256
Short-term FHLB advances	29,800	29,471	29,471	—	—
Long-term FHLB advances	17,500	17,657	—	—	17,657
Securities sold under agreement to repurchase	17,725	17,725	17,725	—	—
Subordinated debentures	29,427	28,964	—	—	28,964
Accrued interest payable	121	121	121	—	—
Swap liability	3,757	3,757	—	3,757	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$35,561	$35,561	$35,561	$—	$—
Securities available for sale	196,249	196,249	—	196,249	—
Loans, held for sale	2,698	2,698	2,698	—	—
Loans, net of allowance for loan losses	987,166	986,848	—	—	986,848
Other securities	13,452	13,452	13,452	—	—
Bank owned life insurance	20,104	20,104	20,104	—	—
Accrued interest receivable	3,902	3,902	3,902	—	—
Swap asset	1,962	1,962	—	1,962	—

Financial Liabilities:
Nonmaturing deposits	840,984	840,984	840,984	—	—
Time deposits	211,049	212,006	—	—	212,006
Short-term FHLB advances	53,700	52,906	52,906	—	—
Long-term FHLB advances	17,500	17,687	—	—	17,687
Securities sold under agreement to repurchase	25,040	25,040	25,040	—	—
Subordinated debentures	29,427	25,572	—	—	25,572
Accrued interest payable	120	120	120	—	—
Swap liability	1,962	1,962	—	1,962	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of June 30, 2016.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$44,996	5.16%	$26	Monthly
Derivative Liabilities	(44,996)	-5.16%	(26)	Monthly

Net Exposure	$—		$—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At June 30, 2016 and December 31, 2015, the balance of the investment for qualified affordable housing projects was $2,501 and $2,177, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $1,716 and $2,195 at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016 and 2015, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $154 and $139, respectively. During the quarters ended June 30, 2016 and 2015, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $77 and $70, respectively, which was included within pretax income on the consolidated statements of operations.

Additionally, during the six months ended June 30, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $295 and $233, respectively. During the quarters ended June 30, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $148 and $116, respectively. During the three and six months ended June 30, 2016 and 2015, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2016 compared to December 31, 2015, and the consolidated results of operations for the three- and six-month periods ended June 30, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at June 30, 2016 were $1,359,911 compared to $1,315,041 at December 31, 2015, an increase of $44,870, or 3.4%. The increase in total assets was mainly attributable to an increase in cash and due from financial institutions, securities available for sale, loans held for sale, net loans and bank owned life insurance. Total liabilities at June 30, 2016 were $1,223,708 compared to $1,189,868 at December 31, 2015, an increase of $33,840, or 2.8%. The increase in total liabilities was mainly attributable to an increase in total deposits and accrued interest, taxes and other expenses offset by a decrease in FHLB overnight advances and securities sold under agreements to repurchase.

Cash and due from financial institutions have increased $6,211 or 17.5% since December 31, 2015, due primarily to temporary additional cash balances related to the tax refund processing program.

Loans outstanding as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Commercial & Agriculture	$126,540	$124,402
Commercial Real Estate - Owner Occupied	167,894	167,897
Commercial Real Estate - Non-Owner Occupied	369,876	348,439
Residential Real Estate	245,941	236,338
Real Estate Construction	56,274	58,898
Farm Real Estate	43,289	46,993
Consumer and Other	19,108	18,560

Total loans	1,028,922	1,001,527
Allowance for loan losses	(14,547)	(14,361)

Net loans	$1,014,375	$987,166

Net loans have increased $27,209 or 2.8% since December 31, 2015. The Commercial & Agriculture, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Consumer and Other loan portfolios increased $2,138, $21,437, $9,603 and $548, respectively, since December 31, 2015, while the Commercial Real Estate – Owner Occupied, Real Estate Construction and Farm Real Estate loan portfolios have decreased $3, $2,624 and $3,704, respectively, since December 31, 2015.

Loans held for sale have increased $2,469 or 91.5% since December 31, 2015, due to an increase in loans originated during the first six months of 2016. At June 30, 2016, the net loan to deposit ratio was 91.0% compared to 93.8% at December 31, 2015. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

During the first six months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

was a credit of $1,300 from the allowance for loan losses during the six months of operations in 2016, compared to an $800 provision for loan losses in the same period of 2015. Additionally, the allowance for loan losses was affected by a decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to a net recovery of $1,486, compared to net charge-offs of $361 during the first six months of 2015. For the first six months of 2016, the Company charged off a total of thirty loans. Two Commercial and Agriculture loans totaling $7 net of recoveries and eight Consumer and Other loans totaling $14, net of recoveries were charged off in the first six months of the year. In addition, the Company had net recoveries of $10, $1,359, $136 and $2 on previously charged-off Commercial Real Estate – Owner Occupied loans, Commercial Real Estate – Non-Owner Occupied loans, Residential Real Estate loans and Real Estate Construction loans, respectively, in the first six months of 2016. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $522 since December 31, 2015, which was due to a decrease in loans on nonaccrual status of $522. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each Commercial and Commercial Real Estate loan, with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.41% at June 30, 2016 and 1.43% at December 31, 2015.

The available for sale security portfolio increased by $4,394, from $196,249 at December 31, 2015 to $200,643 at June 30, 2016. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2016, the Company was in compliance with all pledging requirements.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Premises and equipment, net, have decreased $233 from December 31, 2015 to June 30, 2016. The decrease is the result of new purchases of $202, offset by depreciation of $600. In addition, $165 was added to construction in progress.

Bank owned life insurance (BOLI) increased $4,151 from December 31, 2015 to June 30, 2016. In the first six months of 2016, the Company purchased an additional $3,885 of BOLI. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Total deposits as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Noninterest-bearing demand	$353,386	$300,615
Interest-bearing demand	190,434	176,303
Savings and money market	373,454	364,066
Time deposits	197,733	211,049

Total Deposits	$1,115,007	$1,052,033

Total deposits at June 30, 2016 increased $62,974 from year-end 2015. Noninterest-bearing deposits increased $52,771 from year-end 2015, while interest-bearing deposits, including savings and time deposits, increased $10,203 from December 31, 2015. The increase in noninterest-bearing deposits was primarily due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program, which added temporary noninterest-bearing deposits of $46,814. The interest-bearing deposit increase was mainly due to increases in interest-bearing demand and savings and money market accounts. The year-to-date average balance of total deposits increased $133,620 compared to the average balance of the same period in 2015 due to a large increase in temporary cash related to the tax refund processing program. The increase in average balance is due to increases of $136,952 in demand deposit accounts, $11,792 in money market savings, $2,394 in public fund money market savings and $9,320 in statement saving accounts, offset by decreases of $13,884 in time certificates, $6,447 in brokered deposits and $9,274 in interest-bearing public funds.

FHLB advances decreased $23,900 from December 31, 2015 to June 30, 2016. The decrease is due to a decrease in overnight funds of $23,900. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $7,315 from December 31, 2015 to June 30, 2016.

Accrued expenses and other liabilities increased $2,081 from December 31, 2015 to June 30, 2016. The increase is primarily the result of an increase in the market value of swap liabilities.

Shareholders’ equity at June 30, 2016 was $136,203, or 10.0% of total assets, compared to $125,173, or 9.5% of total assets, at December 31, 2015. The increase in shareholders’ equity was primarily due to net

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

income of $9,906, a decrease in the Company’s pension liability, net of tax, of $110, an increase in the fair value of securities available for sale, net of tax, of $2,309 and offset by dividends on preferred stock and common stock of $784 and $782, respectively. Additionally, $271 was recognized as stock-based compensation in connection with the grant of restricted shares. Total outstanding common shares at June 30, 2016 were 7,907,360. Total outstanding common shares at December 31, 2015 were 7,843,578. The increase in common shares outstanding is the result of the conversion of 161 of the Company’s previously issued preferred shares into 20,569 common shares, the grant of 28,864 restricted common shares to certain officers under the Company’s 2014 Incentive Plan and the grant of 15,015 common shares were granted to directors of Civista. There were 666 previously granted restricted common shares forfeited during the six months ended June 30, 2016. In addition,

Results of Operations

Six Months Ended June 30, 2016 and 2015

The Company had net income of $9,906 for the six months ended June 30, 2016, an increase of $3,614 from net income of $6,292 for the same six months of 2015. Basic earnings per common share were $1.16 for the period ended June 30, 2016, compared to $0.70 for the same period in 2015. Diluted earnings per common share were $0.91 for the period ended June 30, 2016, compared to $0.58 for the same period in 2015. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2016 was $25,175, an increase of $2,344 from $22,831 in the same six months of 2015. Total interest income for the six months ended June 30, 2016 was $26,791, an increase of $2,288 from $24,503 in the same six months of 2015. Average earning assets increased 9.6% during the six months ended June 30, 2016 as compared to the same period in 2015. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first six months of 2016 increased 5.1%, 7.0% and 86.8%, respectively, compared to the first six months of last year. The increases were partially offset by a decrease in taxable securities. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the first six months of 2015 and 2016, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on the loan portfolio increased 16 basis points for the first six months of 2016 compared to the first six months of last year. The yield on earning assets decreased 3 basis points for the first six months of 2016 compared to the first six months of last year. Total interest expense for the six months ended June 30, 2016 was $1,616, a decrease of $56 from $1,672 in the same six months of 2015. Interest expense on time deposits and FHLB borrowings decreased $121 and $14, respectively in the first six months of 2016 compared to the same period in 2015. Average time deposits for the first six months of 2016 decreased 10.0% compared to the first six months of 2015. The interest rate paid on time deposits during the first six months of 2016 decreased by 3 basis points as compared to the same period in 2015. The interest rate paid on FHLB borrowings during the first six months of 2016 decreased 2 basis points as compared to the same period in 2015. The Company’s net interest margin for the six months ended June 30, 2016 and 2015 was 3.81%.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2016 and 2015. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2016			2015
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans, including fees	$1,008,203	$23,487	4.69%	$959,474	$21,516	4.53%
Taxable securities	138,517	1,622	2.39%	141,420	1,629	2.37%
Tax-exempt securities	75,011	1,315	5.67%	70,128	1,264	5.78%
Interest-bearing deposits in other banks	149,046	367	0.50%	79,794	94	0.24%

Total interest-earning assets	$1,370,777	26,791	4.05%	$1,250,816	24,503	4.08%

Noninterest-earning assets:
Cash and due from financial institutions	76,208			46,515
Premises and equipment, net	16,801			15,537
Accrued interest receivable	4,327			4,225
Intangible assets	29,366			27,513
Other assets	9,876			9,877
Bank owned life insurance	22,506			19,737
Less allowance for loan losses	(14,562)			(14,520)

Total Assets	$1,515,299			$1,359,700

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$559,901	$227	0.08%	$540,336	$207	0.08%
Time	205,949	747	0.73%	228,846	868	0.76%
FHLB	28,537	201	1.42%	30,179	215	1.44%
Subordinated debentures	29,427	430	2.94%	29,427	373	2.56%
Repurchase Agreements	22,122	11	0.10%	18,745	9	0.10%

Total interest-bearing liabilities	$845,936	1,616	0.38%	$847,533	1,672	0.40%

Noninterest-bearing deposits	516,738			379,786
Other liabilities	23,004			14,258
Shareholders’ Equity	129,621			118,123

Total Liabilities and Shareholders’ Equity	$1,515,299			$1,359,700

Net interest income and interest rate spread		$25,175	3.67%		$22,831	3.68%

Net interest margin			3.81%			3.81%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2016 and 2015. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,117	$854	$1,971
Taxable securities	(34)	27	(7)
Tax-exempt securities	91	(40)	51
Interest-bearing deposits in other banks	121	152	273

Total interest income	$1,295	$993	$2,288

Interest expense:
Demand and savings	$8	$12	$20
Time	(84)	(37)	(121)
FHLB	(12)	(2)	(14)
Subordinated debentures	—	57	57
Repurchase agreements	2	—	2

Total interest expense	$(86)	$30	$(56)

Net interest income	$1,381	$963	$2,344

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the first six months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction was a reversal of $1,300 from the allowance for loan losses during the six months of operations in 2016, compared to an $800 allowance for loan losses in the same period of 2015. The provision is also affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. The decrease in provision for loan losses in the first six months of 2016 is related to the decrease in net charge-offs compared to a year ago.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six-month periods ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
Service charges	$2,520	$2,225
Net gain on sale of securities	1	—
Net gain on sale of loans	800	619
ATM fees	1,043	964
Trust fees	1,300	1,501
Bank owned life insurance	266	233
Tax refund processing fees	2,750	2,000
Other	655	511

Total noninterest income	$9,335	$8,053

Noninterest income for the six months ended June 30, 2016 was $9,335, an increase of $1,282 or 15.9% from $8,053 for the same period of 2015. The primary reasons for the increase follow.

Service charge fee income for the period ended June 30, 2016 was $2,520, up $295 or 13.3% over the same period of 2015. The increase is primarily due to service charge income received from the tax refund processing program, as well as service charge fees in our Dayton market since the acquisition of TCNB in March 2015.

Gain on sale of loans increased $181 during the first six months of 2016 compared to the same period of 2015. The increase is due to an increase in volume of loans sold during the first six months of 2016 as compared to the same period in 2015.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $201 or 13.4% during the first six months of 2016 compared to the same period in 2015. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2015.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $750 or 37.5% during the first six months of 2016 compared to the same period in 2015. The increase is due to an increase in volume of returns processed. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $144 during the first six months of 2016 compared to the same period of 2015. The increase is due to an increase in swap related income during the first six months of 2016 as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the six-month periods ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
Salaries, Wages and benefits	$12,678	$11,708
Net occupancy expense	1,301	1,239
Equipment expense	664	728
Contracted data processing	750	993
FDIC assessment	431	462
State franchise tax	458	456
Professional services	1,019	1,119
Amortization of intangible assets	355	334
ATM expense	196	445
Marketing	561	544
Other	3,544	3,509

Total noninterest expense	$21,957	$21,537

Noninterest expense for the six months ended June 30, 2016 was $21,957, an increase of $420, from $21,537 reported for the same period of 2015. The primary reasons for the increase follow.

Salary and other employee costs were $12,678, up $970 or 8.3% as compared to the same period of 2015. These increases are mainly due to the addition of employees from the acquisition of TCNB, annual pay increases and incentive based costs, offset by a reduction in pension costs.

Contracted data processing costs were $750, down $243 or 24.5% compared to the same period in 2015. The year-over-year decrease was attributable to the increased core processing costs incurred in 2015 in connection with the acquisition of TCNB.

Professional services costs decreased $100, or 8.9% from the same period of 2015. The year-over-year decrease was attributable to the increased professional services costs incurred in 2015 in connection with the acquisition of TCNB.

ATM costs were $196, down $249 or 56.0% compared to the same period in 2015. The decrease is due to vendor credits that began in the second quarter of 2015.

Income tax expense for the six months ended June 30, 2016 totaled $3,947, up $1,692 compared to the same period in 2015. The effective tax rates for the six-month periods ended June 30, 2016 and June 30, 2015 were 28.5% and 26.4%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of June 30, 2016 is the result of an increase in taxable income as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended June 30, 2016 and 2015

The Company had net income of $5,181 for the three months ended June 30, 2016, an increase of $2,059 from net income of $3,122 for the same three months of 2015. Basic earnings per common share were $0.61 for the quarter ended June 30, 2016, compared to $0.35 for the same period in 2015. Diluted earnings per common share were $0.47 for the quarter ended June 30, 2016, compared to $0.29 for the same period in 2015. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2016 was $12,940, an increase of $1,024 from $11,916 in the same three months of 2015. Total interest income for the three months ended June 30, 2016 was $13,739, an increase of $999 from $12,740 in the same three months of 2015. Average earning assets increased 4.4% during the quarter ended June 30, 2016 as compared to the same period in 2015. Average loans, non-taxable securities and interest-bearing deposits in other banks for the second quarter of 2016 increased 2.4%, 7.4% and 61.0%, respectively, compared to the second quarter of last year. The increases were partially offset by a decrease in taxable securities. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the second quarter of 2015 and 2016, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on the loan portfolio increased 26 basis points for the second quarter of 2016 compared to the second quarter of last year. The yield on earning assets increased 15 basis points for the second quarter of 2016 compared to the second quarter of last year. Total interest expense for the three months ended June 30, 2016 was $799, a decrease of $25 from $824 in the same three months of 2015. Interest expense on time deposits and FHLB borrowings decreased $53 and $3, respectively in the second quarter of 2016 compared to the same period in 2015. Average time deposits and FHLB borrowings for the second quarter of 2016 decreased 13.2% and 28.2%, respectively compared to the second quarter of 2015. The interest rate paid on time deposits during the second quarter of 2016 increased by 1 basis point as compared to the same period in 2015. The interest rate paid on FHLB borrowings during the second quarter of 2016 increased 51 basis points as compared to the same period in 2015. The Company’s net interest margin for the three months ended June 30, 2016 and 2015 was 4.13% and 3.96%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2016 and 2015. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2016			2015
	Average balance	Interest	Yield/ rate *	Average balance	Interest	Yield/ rate *
Assets:
Interest-earning assets:
Loans, including fees	$1,015,687	$12,170	4.82%	$991,487	$11,270	4.56%
Taxable securities	139,238	821	2.41%	140,943	796	2.31%
Tax-exempt securities	75,821	661	5.66%	70,610	640	5.74%
Interest-bearing deposits in other banks	70,355	87	0.50%	43,691	34	0.31%

Total interest-earning assets	$1,301,101	13,739	4.38%	$1,246,731	12,740	4.23%

Noninterest-earning assets:
Cash and due from financial institutions	37,863			26,222
Premises and equipment, net	16,731			16,173
Accrued interest receivable	4,636			4,561
Intangible assets	29,286			29,164
Other assets	9,844			10,885
Bank owned life insurance	23,450			19,795
Less allowance for loan losses	(14,621)			(14,593)

Total Assets	$1,408,290			$1,338,938

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$563,561	$114	0.08%	$555,144	$109	0.08%
Time	202,347	371	0.74%	233,047	424	0.73%
FHLB	18,636	91	1.96%	25,958	94	1.45%
Subordinated debentures	29,427	218	2.98%	29,427	193	2.63%
Repurchase Agreements	20,382	5	0.10%	17,302	4	0.09%

Total interest-bearing liabilities	$834,353	799	0.39%	$860,878	824	0.38%

Noninterest-bearing deposits	425,390			345,241
Other liabilities	16,280			13,607
Shareholders’ Equity	132,267			119,212

Total Liabilities and Shareholders’ Equity	$1,408,290			$1,338,938

Net interest income and interest rate spread		$12,940	3.99%		$11,916	3.85%

Net interest margin			4.13%			3.96%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2016 and 2015. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$280	$620	$900
Taxable securities	(10)	35	25
Tax-exempt securities	49	(28)	21
Interest-bearing deposits in other banks	27	26	53

Total interest income	$346	$653	$999

Interest expense:
Demand and savings	$2	$3	$5
Time	(56)	3	(53)
FHLB	(31)	28	(3)
Subordinated debentures	—	25	25
Repurchase agreements	1	—	1

Total interest expense	$(84)	$59	$(25)

Net interest income	$430	$594	$1,024

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the quarter ended June 30, 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction was a credit of $1,300 to the allowance for loan losses during the second quarter of operations in 2016, compared to a $400 provision for loan losses in the same period of 2015. The provision is also affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. The decrease in provision for loan losses in the quarter ended June 30, 2016 is related to the decrease in net charge-offs compared to a year ago.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three-month periods ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015
Service charges	$1,391	$1,170
Net gain on sale of securities	6	—
Net gain on sale of loans	406	415
ATM fees	535	515
Trust fees	666	734
Bank owned life insurance	151	116
Tax refund processing fees	550	400
Other	370	302

Total noninterest income	$4,075	$3,652

Noninterest income for the three months ended June 30, 2016 was $4,075, an increase of $423 or 11.6% from $3,652 for the same period of 2015. The primary reasons for the increase follow.

Service charge fee income for the quarter ended June 30, 2016 was $1,391, up $221 or 18.9% over the same period of 2015. The increase is primarily due to service charge income received from the tax refund processing program.

BOLI increased $35 or 30.2 percent during the second quarter of 2016 compared to the same period in 2015. The increase is due to additional insurance purchases in the second quarter of 2016.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income decreased $68 or 9.3% during the second quarter of 2016 compared to the same period in 2015. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2015.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $150 or 37.5% during the second quarter of 2016 compared to the same period in 2015. The increase is due to an increase in volume of returns processed. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $68 during the second quarter of 2016 compared to the same period of 2015. The increase is due to an increase in swap related income during the second quarter of 2016 as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015
Salaries, Wages and benefits	$6,354	$5,809
Net occupancy expense	670	615
Equipment expense	368	365
Contracted data processing	395	545
FDIC assessment	179	225
State franchise tax	240	217
Professional services	517	663
Amortization of intangible assets	172	192
ATM expense	75	162
Marketing	275	308
Other	1,805	1,832

Total noninterest expense	$11,050	$10,933

Noninterest expense for the three months ended June 30, 2016 was $11,050, an increase of $117, or 1.1%, from $10,933 reported for the same period of 2015. The primary reasons for the increase follow.

Salary and other employee costs were $6,354, up $545 or 9.4% as compared to the same period of 2015. These increases are mainly due to annual pay increases and incentive based costs, offset by a reduction in pension costs.

Contracted data processing costs were $395, down $150 or 27.5% compared to the same period in 2015. The quarter-over-quarter decrease was attributable to the increased core processing costs incurred in 2015 in connection with the acquisition of TCNB.

Professional services costs decreased $146, or 22.0% from the same period of 2015. The quarter-over-quarter decrease was attributable to the increased professional services costs incurred in 2015 in connection with the acquisition of TCNB.

ATM costs were $75, down $87 or 53.7% compared to the same period in 2015. The decrease is due to vendor credits that began in the second quarter of 2015.

Income tax expense for the three months ended June 30, 2016 totaled $2,084, up $971 compared to the same period in 2015. The effective tax rates for the three-month periods ended June 30, 2016 and June 30, 2015 were 28.7% and 26.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of June 30, 2016 is the result of an increase in taxable income as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $136,203 at June 30, 2016 compared to $125,173 at December 31, 2015. The increase in shareholders’ equity resulted primarily from net income of $9,906, a $110 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $2,309, which was offset by dividends on preferred stock and common stock of $782 and $784, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2016 and December 31, 2015 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios - June 30, 2016	14.0%	12.8%	7.9%	9.9%
Company Ratios - December 31, 2015	14.0%	12.7%	7.6%	10.0%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share on February 1, 2016 and on May 1, 2016. In 2015, the Company paid a cash dividend of $0.05 per common share on February 1, 2015 and on May 1, 2015. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016 and on June 15, 2016. In 2015, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015 and approximately $391 on June 16, 2015.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $9,744, or 4.9% of the total security portfolio at June 30, 2016. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

Cash from operations for the period ended June 30, 2016 was $7,866. This includes net income of $9,906 plus net adjustments of $(2,040) to reconcile net earnings to net cash provided by operations. Cash provided by operations is primarily from proceeds from sale of loans of $29,878. Cash used by operations is primarily from loans originated for sale of $31,547. Cash used by investing activities was $31,848 for the period ended June 30, 2016. Cash received from investing activities is primarily from maturing, called securities and sales of securities of $14,684 and $1,994, respectively. This increase in cash was offset by security purchases, additional bank owned life insurance, net loan originations and loan purchases of $18,295, $3,885, $23,919 and $1,884, respectively. Cash provided from financing

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

activities for the first six months of 2016 totaled $30,193. The increase of cash from financing activities is due to an increase in deposits of $62,974. Noninterest-bearing deposits increased $52,771 from year-end 2015, while interest-bearing deposits, including savings and time deposits, increased $10,203 during the first six months of 2016. Cash of $23,900 was used to repay overnight borrowings. In addition, securities sold under agreements to repurchase decreased $7,315, cash of $782 was used to pay preferred dividends and cash of $784 was used to pay common dividends. Cash and cash equivalents increased from $35,561 at December 31, 2015 to $41,772 at June 30, 2016.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of June 30, 2016, Civista had total credit availability with the FHLB of $140,693, with standby letters of credit totaling $19,600 and a remaining borrowing capacity of approximately $73,793. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2015 and March 31, 2016, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2016 and December 31, 2015.

The Company had derivative financial instruments as of December 31, 2015 and June 30, 2016. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

Net Portfolio Value
	June 30, 2016			December 31, 2015
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	215,269	36,227	20%	188,643	25,222	15%
+100bp	202,968	23,926	13%	180,892	17,471	11%
Base	179,042	—	—	163,421	—	—
-100bp	182,139	3,097	2%	163,804	383	0%

The change in net portfolio value from December 31, 2015 to June 30, 2016, can be attributed to two factors; the current rate environment and the relative changes to the fair value of assets and liabilities given hypothetical market rate shocks. The yield curve has flattened since the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. Increases to the loan portfolio is the biggest change from the end of the year. Additional volume related to the tax refund processing program also contributed to the mix of assets being relatively heavier in cash compared to the end of the year. These changes lead the base to be higher. The change in asset mix related to loans outpaces that related to cash and tends to increase volatility somewhat. The funding volume and mix has shifted from borrowed money and CDs to deposits, which also slightly increases volatility. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a decrease in the fair value of liabilities as well as an increase in the fair value of assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a small increase in the net portfolio value as the fair value of liabilities would decrease slightly while the fair value of assets would increase slightly.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2016, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	10.1	Second Amendment to Supplemental Nonqualified Executive Retirement Plan

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	August 9, 2016
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 9, 2016
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Amended Articles of Incorporation, as amended, of the Company, as filed with the Ohio Secretary of State on December 4, 2015.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

10.1	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith