Form 10-Q
period 2016-09-30
CIVISTA BANCSHARES, INC.
filed 2016-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 4, 2016 - 8,239,247 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$33,229	$35,561
Securities available for sale	200,967	196,249
Loans held for sale	2,827	2,698
Loans, net of allowance of $13,451 and $14,361	1,033,516	987,166
Other securities	13,926	13,452
Premises and equipment, net	17,340	16,944
Accrued interest receivable	4,547	3,902
Goodwill	27,095	27,095
Other intangibles	1,943	2,409
Bank owned life insurance	24,404	20,104
Other assets	12,486	9,461

Total assets	$1,372,280	$1,315,041

LIABILITIES
Deposits
Noninterest-bearing	$341,653	$300,615
Interest-bearing	792,500	751,418

Total deposits	1,134,153	1,052,033
Federal Home Loan Bank advances	35,000	71,200
Securities sold under agreements to repurchase	21,713	25,040
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	13,678	12,168

Total liabilities	1,233,971	1,189,868

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred stock, $1,000 liquidation preference, 21,374 shares issued at September 30, 2016 and 24,072 shares issued at December 31, 2015, net of issuance costs	19,776	22,273
Common shares, no par value, 20,000,000 shares authorized, 8,978,899 shares issued at September 30, 2016 and 8,591,542 shares issued at December 31, 2015	118,126	115,330
Retained earnings	16,471	5,300
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	1,171	(495)

Total shareholders’ equity	138,309	125,173

Total liabilities and shareholders’ equity	$1,372,280	$1,315,041

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$11,824	$11,755	$35,311	$33,271
Taxable securities	872	810	2,494	2,439
Tax-exempt securities	664	653	1,979	1,917
Federal funds sold and other	10	5	376	98

Total interest income	13,370	13,223	40,160	37,725

Interest expense
Deposits	506	513	1,480	1,588
Federal Home Loan Bank advances	111	111	312	326
Subordinated debentures	221	192	650	565
Other	6	5	17	15

Total interest expense	844	821	2,459	2,494

Net interest income	12,526	12,402	37,701	35,231
Provision (credit) for loan losses	—	400	(1,300)	1,200

Net interest income after provision (credit) for loan losses	12,526	12,002	39,001	34,031

Noninterest income
Service charges	1,194	1,262	3,714	3,487
Net gain on sale of securities	18	(5)	20	(5)
Net gain on sale of loans	541	269	1,341	888
ATM fees	541	520	1,584	1,484
Wealth management fees	688	659	1,989	2,159
Bank owned life insurance	149	116	415	350
Tax refund processing fees	—	—	2,750	2,000
Other	522	255	1,176	769

Total noninterest income	3,653	3,076	12,989	11,132

Noninterest expense
Salaries, wages and benefits	6,375	6,025	19,053	17,732
Net occupancy expense	708	595	2,009	1,833
Equipment expense	494	303	1,158	1,030
Contracted data processing	397	399	1,147	1,392
FDIC assessment	166	192	597	654
State franchise tax	251	205	709	661
Professional services	431	597	1,450	1,716
Amortization of intangible assets	172	189	527	522
ATM expense	183	119	379	563
Marketing	249	298	810	842
Other operating expenses	1,769	1,744	5,314	5,258

Total noninterest expense	11,195	10,666	33,153	32,203

Income before taxes	4,984	4,412	18,837	12,960
Income tax expense	1,304	1,159	5,251	3,414

Net Income	3,680	3,253	13,586	9,546
Preferred stock dividends	374	391	1,156	1,186

Net income available to common shareholders	$3,306	$2,862	$12,430	$8,360

Earnings per common share, basic	$0.41	$0.36	$1.57	$1.07

Earnings per common share, diluted	$0.34	$0.30	$1.24	$0.87

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$3,680	$3,253	$13,586	$9,546

Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(1,225)	1,183	2,273	87
Tax effect	417	(403)	(772)	(30)
Pension liability adjustment	83	70	249	210
Tax effect	(28)	(24)	(84)	(72)

Total other comprehensive income (loss)	(753)	826	1,666	195

Comprehensive income	$2,927	$4,079	$15,252	$9,741

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Shares	Income (Loss)	Equity
Balance, December 31, 2015	24,072	$22,273	7,843,578	$115,330	$5,300	$(17,235)	$(495)	$125,173

Net Income	—	—	—	—	13,586	—	—	13,586

Other comprehensive income	—	—	—	—	—	—	1,666	1,666

Conversion of Series B preferred shares into common shares	(2,698)	(2,497)	345,060	2,497	—	—	—	—

Stock-based compensation	—	—	42,297	299	—	—	—	299

Common stock dividends ($0.16 per share)	—	—	—	—	(1,259)	—	—	(1,259)

Preferred stock dividend	—	—	—	—	(1,156)	—	—	(1,156)

Balance, September 30, 2016	21,374	$19,776	8,230,935	$118,126	$16,471	$(17,235)	$1,171	$138,309

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2016	2015

Net cash from operating activities	$11,318	$14,375

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	23,264	20,538
Purchases of securities, available-for-sale	(31,130)	(22,250)
Sale of securities available for sale	4,379	—
Redemption of Federal Reserve stock	—	138
Purchase of Federal Reserve stock	(474)	(160)
Purchase of bank owned life insurance	(3,885)	—
Net loan originations	(43,285)	(9,426)
Loans purchased	(1,643)	(3,826)
Proceeds from sale of other real estate owned properties	238	289
Net cash from acquisition	—	926
Premises and equipment purchases	(1,292)	(933)

Net cash used for investing activities	(53,828)	(14,704)

Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(5,000)
Net change in short-term FHLB advances	(36,200)	12,000
Increase in deposits	82,120	172
Decrease in securities sold under repurchase agreements	(3,327)	(726)
Common dividends paid	(1,259)	(1,170)
Preferred dividends paid	(1,156)	(1,186)

Net cash provided by financing activities	40,178	4,090

Increase (decrease) in cash and due from financial institutions	(2,332)	3,761
Cash and due from financial institutions at beginning of period	35,561	29,858

Cash and due from financial institutions at end of period	$33,229	$33,619

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In thousands)

	Nine months ended
	September 30,
	2016	2015

Cash paid during the period for:
Interest	$2,442	$2,468
Income taxes	$4,700	$2,250
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$73	$174
Conversion of preferred shares to common shares	$2,497	$859

Acquisition of TCNB Financial Corp.
Noncash assets acquired:
Loans receivable		$76,444
Other securities		716
Accrued interest receivable		194
Premises and equipment, net		1,738
Core deposit intangible		1,009
Other assets		472

Total non cash assets acquired		80,573

Liabilities assumed:
Deposits		86,869
Other liabilities		5

Total liabilities assumed		86,874

Net noncash liabilities acquired		$6,301

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2016 and its results of operations and changes in cash flows for the periods ended September 30, 2016 and 2015 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2015 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations of greater than 10% of total loans: one is to Lessors of Non-Residential Buildings and Dwellings totaling $239,878, or 22.9% of total loans, as of September 30, 2016 and the other is to Lessors of Residential Buildings and Dwellings totaling $136,094, or 13.0% of total loans, as of September 30, 2016. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and Federal Funds sold that are in excess of federally insured limits. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2016. Revenue from Water St. was less than 1.0% of total revenue through September 30, 2016. Management considers the Company to operate primarily in one reportable segment, banking.

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

Business Combinations: At the date of acquisition, the Company records the assets and liabilities of an acquired company on the Consolidated Balance Sheet at its fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard in this Update requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of, or investors in, debt instruments (or hybrid financial instruments in this Update that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this Update require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,811	$256	$(18)	$38,049
Obligations of states and political subdivisions	89,967	6,299	(39)	96,227
Mortgage-backed securities in government sponsored entities	65,049	957	(29)	65,977

Total debt securities	192,827	7,512	(86)	200,253

Equity securities in financial institutions	481	233	—	714

Total	$193,308	$7,745	$(86)	$200,967

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$40,992	$74	$(129)	$40,937
Obligations of states and political subdivisions	87,255	4,959	(62)	92,152
Mortgage-backed securities in government sponsored entities	62,135	681	(243)	62,573

Total debt securities	190,382	5,714	(434)	195,662

Equity securities in financial institutions	481	106	—	587

Total	$190,863	$5,820	$(434)	$196,249

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$8,697	$8,710
Due after one year through five years	27,208	27,523
Due after five years through ten years	28,533	30,440
Due after ten years	63,340	67,603
Mortgage-backed securities	65,049	65,977
Equity securities	481	714

Total securities available for sale	$193,308	$200,967

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Sale proceeds	$2,385	$—	$4,379	$—
Gross realized gains	18	—	18	—
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	—	(5)	2	(5)

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $156,087 and $142,888 as of September 30, 2016 and December 31, 2015, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2016 and December 31, 2015 not recognized in income were as follows:

September 30, 2016	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$2,998	$(2)	$944	$(16)	$3,942	$(18)
Obligations of states and political subdivisions	3,101	(26)	526	(13)	3,627	(39)
Mortgage-backed securities in gov’t sponsored entities	8,511	(16)	1,240	(13)	9,751	(29)

Total temporarily impaired	$14,610	$(44)	$2,710	$(42)	$17,320	$(86)

December 31, 2015	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$25,464	$(112)	$1,132	$(17)	$26,596	$(129)
Obligations of states and political subdivisions	2,932	(20)	1,469	(42)	4,401	(62)
Mortgage-backed securities in gov’t sponsored entities	27,263	(172)	5,041	(71)	32,304	(243)

Total temporarily impaired	$55,659	$(304)	$7,642	$(130)	$63,301	$(434)

At September 30, 2016, there were nineteen securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2016	December 31, 2015
Commercial & Agriculture	$129,700	$124,402
Commercial Real Estate- Owner Occupied	167,564	167,897
Commercial Real Estate- Non-Owner Occupied	385,863	348,439
Residential Real Estate	247,174	236,338
Real Estate Construction	56,919	58,898
Farm Real Estate	41,862	46,993
Consumer and Other	17,885	18,560

Total Loans	1,046,967	1,001,527
Allowance for Loan Losses	(13,451)	(14,361)

Net Loans	$1,033,516	$987,166

Included in total loans above are deferred loan fees of $117 at September 30, 2016 and $78 at December 31, 2015.

(5) Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans in the portfolio by product type. Loss migration rates for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following qualitative factors are analyzed:

•	Changes in lending policies and procedures

•	Changes in experience and depth of lending and management staff

•	Changes in quality of credit review system

•	Changes in nature and volume of the loan portfolio

•	Changes in past due, classified and nonaccrual loans and TDRs

•	Changes in economic and business conditions

•	Changes in competition or legal and regulatory requirements

•	Changes in concentrations within the loan portfolio

•	Changes in the underlying collateral for collateral dependent loans

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,451 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2016. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015.

Allowance for loan losses:

For the nine months ended September 30, 2016

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,478	$(870)	$79	$1,023	$1,710
Commercial Real Estate:
Owner Occupied	2,467	(166)	53	(44)	2,310
Non-Owner Occupied	4,657	(23)	1,365	(1,456)	4,543
Residential Real Estate	4,086	(280)	384	(735)	3,455
Real Estate Construction	371	(115)	8	160	424
Farm Real Estate	538	—	—	(108)	430
Consumer and Other	382	(85)	40	—	337
Unallocated	382	—	—	(140)	242

Total	$14,361	$(1,539)	$1,929	$(1,300)	$13,451

For the nine months ended September 30, 2016, the increase in allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher balances and higher loss rates in criticized loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced not only by a decrease in specific reserves required for this type, but also by decreases in past due, classified and non-accrual loans for this type. The result of these changes was represented as a decrease in the provision. The decrease in allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of a decrease in general reserves required as a result of lower loss rates and improvement in past due, classified and non-accrual loans for this type. In addition, a payoff on a previously charged down loan was received resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates for this type of loan, which was represented as an increase in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in loss rates. The result of these changes was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2015

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,819	$(187)	$158	$(412)	$1,378
Commercial Real Estate:
Owner Occupied	2,221	(362)	162	661	2,682
Non-Owner Occupied	4,334	(81)	105	581	4,939
Residential Real Estate	3,747	(779)	289	965	4,222
Real Estate Construction	428	—	4	(4)	428
Farm Real Estate	822	—	60	(224)	658
Consumer and Other	200	(115)	38	251	374
Unallocated	697	—	—	(618)	79

Total	$14,268	$(1,524)	$816	$1,200	$14,760

For the nine months ended September 30, 2015, the allowance for Commercial & Agriculture loans was reduced due to decreases in specific reserves for impaired loans of $625. The decrease in specific reserves for impaired loans was the result of the resolution of an impaired loan. The Company did not incur losses with this resolution. In addition, criticized Commercial & Agriculture loan balances have decreased. The result was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate - Owner Occupied loans was the result of an increase in loss migration rates, which is attributable to the change in the look-back period to a three-year period. The increase in the allowance for Commercial Real Estate – Non–Owner Occupied loans was the result of an increase in loss migration rates, which is attributable to the change in the look-back period to a three-year period. The ending reserve balance for Residential Real Estate loans increased from the end of the previous year due to an increase in loss migration rates, which is attributable to the change in the look-back period to a three-year period. The increase in the allowance for Consumer and Other loans increased due to an increase in loss migration rates. Unallocated reserves declined due to a change in the Company’s look-back period. The Company changed from a two-year look-back period to a three-year look-back period when calculating all but one segment’s loss migration rates during the third quarter of 2015. The change in methodology resulted in a decline in the unallocated balance with a corresponding increase in allocated balances within the reserve calculation. While loan balances are up, loss rates continue to trend downward, exclusive of the change in methodology, resulting in a lower allowance balance. While criticized loans in total have increased slightly, we have seen significant improvement in nonperforming loan balances resulting in a decline in specific reserves for impaired loans. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2016

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,557	$(828)	$44	$937	$1,710
Commercial Real Estate:
Owner Occupied	2,393	(124)	1	40	2,310
Non-Owner Occupied	4,969	(23)	6	(409)	4,543
Residential Real Estate	3,899	(55)	23	(412)	3,455
Real Estate Construction	366	(115)	6	167	424
Farm Real Estate	476	—	—	(46)	430
Consumer and Other	358	(38)	7	10	337
Unallocated	529	—	—	(287)	242

Total	$14,547	$(1,183)	$87	$—	$13,451

For the three months ended September 30, 2016, the increase in allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher loss rates and an increase in loan balances. The result was represented as an increase in the provision. The decrease in allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of a decrease in general reserves required as a result of lower loss rates and improvement in past due, classified and non-accrual loans for this type. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates for this type of loan, which was represented as an increase in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances, represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2015

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,395	$(187)	$127	$43	$1,378
Commercial Real Estate:
Owner Occupied	5,073	(164)	3	(2,230)	2,682
Non-Owner Occupied	3,153	(17)	15	1,788	4,939
Residential Real Estate	3,470	(238)	124	866	4,222
Real Estate Construction	434	—	1	(7)	428
Farm Real Estate	584	—	9	65	658
Consumer and Other	190	(28)	8	204	374
Unallocated	408	—	—	(329)	79

Total	$14,707	$(634)	$287	$400	$14,760

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2016 and December 31, 2015.

September 30, 2016	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:

Commercial & Agriculture	$—	$—	$1,710	$1,710
Commercial Real Estate:
Owner Occupied	—	4	2,306	2,310
Non-Owner Occupied	—	—	4,543	4,543
Residential Real Estate	97	113	3,245	3,455
Real Estate Construction	—	—	424	424
Farm Real Estate	—	—	430	430
Consumer and Other	—	—	337	337
Unallocated	—	—	242	242

Total	$97	$117	$13,237	$13,451

Outstanding loan balances:

Commercial & Agriculture	$89	$2,386	$127,225	$129,700
Commercial Real Estate:
Owner Occupied	—	1,939	165,625	167,564
Non-Owner Occupied	—	369	385,494	385,863
Residential Real Estate	177	1,854	245,143	247,174
Real Estate Construction	—	—	56,919	56,919
Farm Real Estate	—	665	41,197	41,862
Consumer and Other	—	1	17,884	17,885

Total	$266	$7,214	$1,039,487	$1,046,967

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

The following tables present credit exposures by internally assigned grades for the periods ended September 30, 2016 and December 31, 2015. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$121,273	$4,569	$3,858	$—	$129,700
Commercial Real Estate:
Owner Occupied	159,392	1,849	6,323	—	167,564
Non-Owner Occupied	380,064	4,054	1,745	—	385,863
Residential Real Estate	58,290	1,698	7,539	—	67,527
Real Estate Construction	50,391	17	27	—	50,435
Farm Real Estate	32,430	7,088	2,344	—	41,862
Consumer and Other	1,586	—	95	—	1,681

Total	$803,426	$19,275	$21,931	$—	$844,632

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$117,739	$3,090	$3,573	$—	$124,402
Commercial Real Estate:
Owner Occupied	156,622	5,571	5,704	—	167,897
Non-Owner Occupied	339,734	6,100	2,605	—	348,439
Residential Real Estate	62,147	1,671	7,435	—	71,253
Real Estate Construction	52,399	216	29	—	52,644
Farm Real Estate	39,787	4,024	3,182	—	46,993
Consumer and Other	1,987	3	111	—	2,101

Total	$770,415	$20,675	$22,639	$—	$813,729

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2016 and December 31, 2015 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities related to a borrower that is experiencing financial difficulties, and such concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
September 30, 2016
Performing	$179,647	$6,484	$16,171	$202,302
Nonperforming	—	—	33	33

Total	$179,647	$6,484	$16,204	$202,335

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2015
Performing	$165,048	$6,254	$16,458	$187,760
Nonperforming	37	—	1	38

Total	$165,085	$6,254	$16,459	$187,798

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2016 and December 31, 2015.

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$57	$169	$213	$439	$129,172	$89	$129,700	$—
Commercial Real Estate:
Owner Occupied	642	59	303	1,004	166,560	—	167,564	—
Non-Owner Occupied	—	14	316	330	385,533	—	385,863	—
Residential Real Estate	230	384	1,299	1,913	245,084	177	247,174	—
Real Estate Construction	—	—	27	27	56,892	—	56,919	—
Farm Real Estate	21	—	—	21	41,841	—	41,862	—
Consumer and Other	157	37	33	227	17,658	—	17,885	33

Total	$1,107	$663	$2,191	$3,961	$1,042,740	$266	$1,046,967	$33

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing

Commercial & Agriculture	$9	$32	$37	$78	$124,192	$132	$124,402	$—
Commercial Real Estate:
Owner Occupied	982	36	284	1,302	166,595	—	167,897	—
Non-Owner Occupied	269	330	123	722	347,717	—	348,439	—
Residential Real Estate	2,640	404	1,725	4,769	231,438	131	236,338	—
Real Estate Construction	8	—	—	8	58,890	—	58,898	—
Farm Real Estate	—	—	—	—	46,993	—	46,993	—
Consumer and Other	98	68	8	174	18,386	—	18,560	—

Total	$4,006	$870	$2,177	$7,053	$994,211	$263	$1,001,527	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2016 and December 31, 2015.

	2016	2015
Commercial & Agriculture	$2,008	$1,185
Commercial Real Estate:
Owner Occupied	1,618	1,645
Non-Owner Occupied	459	1,428
Residential Real Estate	3,887	3,911
Real Estate Construction	27	29
Farm Real Estate	54	961
Consumer and Other	84	100

Total	$8,137	$9,259

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the loan is a TDR and the borrower has made a minimum of six months payments under the modified terms; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months.

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2016, TDRs accounted for $214 of the allowance for loan losses. As of December 31, 2015, TDRs accounted for $286 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the periods ended September 30, 2016 and September 30, 2015 were as follows:

	For the Nine-Month Period Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	4	$529	$529
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	2	308	308
Real Estate Construction	—	—	—
Farm Real Estate	3	700	700
Consumer and Other	—	—	—

Total Loan Modifications	9	$1,537	$1,537

	For the Nine-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	1	41	41
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	1	$41	$41

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the Three-Month Period Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	1	86	86
Consumer and Other	—	—	—

Total Loan Modifications	1	$86	$86

For the Three-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Agriculture	—	$—	$—
Commercial Real Estate - Owner Occupied	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	—	$—	$—

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During both the three- and nine-month periods ended September 30, 2016 and September 30, 2015, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the related allowance amount, if applicable, as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Agriculture	$2,386	$3,457		$851	$1,034
Commercial Real Estate:
Owner Occupied	1,697	1,842		1,224	1,343
Non-Owner Occupied	369	396		1,742	1,826
Residential Real Estate	1,376	1,912		965	1,591
Farm Real Estate	665	665		953	1,026
Consumer and Other	1	1		3	3

Total	6,494	8,273		5,738	6,823

With an allowance recorded:
Commercial & Agriculture	—	—	$—	22	23	$23
Commercial Real Estate:
Owner Occupied	242	242	4	917	999	103
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	478	497	113	808	683	260
Farm Real Estate	—	—	—	—	—	—

Total	720	739	117	1,747	1,705	386

Total:
Commercial & Agriculture	2,386	3,457	—	873	1,057	23
Commercial Real Estate:
Owner Occupied	1,939	2,084	4	2,141	2,342	103
Non-Owner Occupied	369	396	—	1,742	1,826	—
Residential Real Estate	1,854	2,409	113	1,773	2,274	260
Farm Real Estate	665	665	—	953	1,026	—
Consumer and Other	1	1	—	3	3	—

Total	$7,214	$9,012	$117	$7,485	$8,528	$386

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include the average recorded investment and interest income recognized for impaired loans.

For the nine months ended:	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$1,453	$147	$1,680	$41
Commercial Real Estate - Owner Occupied	1,954	101	2,887	120
Commercial Real Estate - Non-Owner Occupied	1,519	62	1,997	31
Residential Real Estate	1,699	89	2,640	78
Real Estate Construction	473	6	20	—
Farm Real Estate	1,123	33	620	42
Consumer and Other	2	—	5	—

Total	$8,223	$438	$9,849	$312

For the three months ended:	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial & Agriculture	$2,401	$67	$1,058	$4
Commercial Real Estate - Owner Occupied	1,774	51	2,447	23
Commercial Real Estate - Non-Owner Occupied	556	36	1,870	12
Residential Real Estate	1,873	29	2,450	12
Real Estate Construction	—	6	20	—
Farm Real Estate	1,032	2	816	14
Consumer and Other	2	—	4	—

Total	$7,638	$191	$8,665	$65

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Nine-Month	For the Nine-Month
	Period Ended	Period Ended
	September 30, 2016	September 30, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period	$82	$—
Acquisition of PCI loans	—	140
Accretion	(24)	—

Balance at end of period	$58	$140

	For the Three-Month	For the Three-Month
	Period Ended	Period Ended
	September 30, 2016	September 30, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period	$66	$140
Acquisition of PCI loans	—	—
Accretion	(8)	—

Balance at end of period	$58	$140

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2016	At December 31, 2015
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$868	$965
Carrying amount	266	263

There has been $97 and $123 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2016 and December 31, 2015, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2016 and December 31, 2015, a total of $62 and $116, respectively, of foreclosed assets were included in other assets. As of September 30, 2016, included within the foreclosed assets is $62 of residential property acquired upon foreclosure of consumer residential mortgages or received via a deed in lieu transaction prior to the period end. As of September 30, 2016, the Company had initiated formal foreclosure procedures on $721 of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2016			September 30, 2015
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,554	$(4,049)	$(495)	$3,730	$(3,777)	$(47)

Other comprehensive income (loss) before reclassifications	1,514	—	1,514	57	—	57

Amounts reclassified from accumulated other comprehensive income (loss)	(13)	165	152	—	138	138

Net current-period other comprehensive income (loss)	1,501	165	1,666	57	138	195

Ending balance	$5,055	$(3,884)	$1,171	$3,787	$(3,639)	$148

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the nine months ended September 30, 2016		For the nine months ended September 30, 2015		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$20		$—		Net gain (losses) on securities available for sale
Tax effect	(7)		—		Income tax expense

	13		—		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(249	)(b)	(210	)(b)	Salaries, wages and benefits
Tax effect	84		72		Income tax expense

	(165)		(138)		Net of tax

Total reclassifications for the period	$(152)		$(138)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2016			September 30, 2015
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$5,863	$(3,939)	$1,924	$3,007	$(3,685)	$(678)

Other comprehensive income (loss) before reclassifications	(796)	—	(796)	780	—	780

Amounts reclassified from accumulated other comprehensive income (loss)	(12)	55	43	—	46	46

Net current-period other comprehensive income (loss)	(808)	55	(753)	780	46	826

Ending balance	$5,055	$(3,884)	$1,171	$3,787	$(3,639)	$148

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended September 30, 2016		For the three months ended September 30, 2015		Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$18		$—		Net gain (losses) on securities available for sale
Tax effect	(6)		—		Income tax expense

	12		—		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(83	)(b)	(70	)(b)	Salaries, wages and benefits
Tax effect	28		24		Income tax expense

	(55)		(46)		Net of tax

Total reclassifications for the period	$(43)		$(46)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at both September 30, 2016 and December 31, 2015. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2015 and concluded that the Company’s goodwill was not impaired at December 31, 2015.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The change in the carrying amount of goodwill for the periods ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30,
	2016	2015
Beginning of year	$27,095	$21,720
Acquired goodwill	—	5,375
Impairment	—	—
Other adjustments	—	—

End of period	$27,095	$27,095

Acquired intangible assets as of September 30, 2016 and September 30, 2015 were as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets(1):
MSRs	$873	$225	$648	$722	$144	$578
Core deposit intangibles	7,274	5,979	1,295	7,274	5,264	2,010

Total amortized intangible assets	$8,147	$6,204	$1,943	$7,996	$5,408	$2,588

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $527 and $522 for September 30, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total

2016	$9	$172	$181
2017	36	587	623
2018	36	111	147
2019	36	88	124
2020	36	71	107
Thereafter	495	266	761

	$648	$1,295	$1,943

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term Borrowings

Short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At September 30, 2016		At December 31, 2015
	Federal		Federal
	Funds	Short-term	Funds	Short-term
	Purchased	Borrowings	Purchased	Borrowings
Outstanding balance	$—	$17,500	$—	$53,700
Maximum indebtedness	20,000	70,400	—	64,700
Average balance	157	13,290	69	26,880
Average rate paid	0.79%	0.42%	0.53%	0.20%
Interest rate on balance	—	0.40%	—	0.35%

Average balance during the year represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2016 and December 31, 2015.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2016 and December 31, 2015. All of the repurchase agreements are overnight agreements.

	September 30, 2016	December 31, 2015

Securities pledged for repurchase agreements:
U.S. Treasury securities	$840	$894
Obligations of U.S. government agencies	20,873	24,146

Total securities pledged	$21,713	$25,040

Gross amount of recognized liabilities for repurchase agreements	$21,713	$25,040

Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method, and the impact of the Company’s convertible preferred stock using the “if converted” method.

	Three months ended September 30,		Nine months ended September 30,

	2016	2015	2016	2015
Basic
Net income	$3,680	$3,253	$13,586	$9,546
Preferred stock dividends	374	391	1,156	1,186

Net income available to common shareholders - basic	$3,306	$2,862	$12,430	$8,360

Weighted average common shares outstanding - basic	8,042,303	7,843,578	7,922,170	7,815,222

Basic earnings per common share	$0.41	$0.36	$1.57	$1.07

Diluted
Net income available to common shareholders - basic	$3,306	$2,862	$12,430	$8,360
Preferred stock dividends	374	391	1,156	1,186

Net income available to common shareholders - diluted	$3,680	$3,253	$13,586	$9,546

Weighted average common shares outstanding for basic earnings per common share basic	8,042,303	7,843,578	7,922,170	7,815,222
Add: Dilutive effects of convertible preferred shares	2,922,609	3,078,245	3,024,712	3,101,937

Average shares and dilutive potential common shares outstanding - diluted	10,964,912	10,921,823	10,946,882	10,917,159

Diluted earnings per common share	$0.34	$0.30	$1.24	$0.87

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended September 30, 2016 there were 2,922,609 dilutive shares related to the Company’s convertible preferred stock. For the nine-month period ended September 30, 2016 there were 3,024,712 dilutive shares related to the Company’s convertible preferred stock. For the three-month period ended September 30, 2015 there were 3,078,245 dilutive shares related to the Company’s convertible preferred stock. For the nine-month period ended September 30, 2015 there were 3,101,937 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2016 and December 31, 2015:

	Contract Amount
	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitment to extend credit:
Lines of credit and construction loans	$8,661	$193,696	$9,416	$195,732
Overdraft protection	5	28,964	5	22,122
Letters of credit	600	351	200	750

	$9,266	$223,011	$9,621	$218,604

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.50% at September 30, 2016 and from 3.25% to 8.75% at December 31, 2015. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $2,767 on September 30, 2016 and $2,448 on December 31, 2015.

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

Net periodic pension benefit was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	170	156	509	468
Expected return on plan assets	(274)	(283)	(521)	(848)
Other components	83	70	249	210

Net periodic pension benefit	$(21)	$(57)	$237	$(170)

The total amount of pension contributions expected to be paid by the Company in 2016 is $500, compared to $700 in 2015.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 315,720 shares available for future grants under this plan at September 30, 2016.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 4, 2016, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 2,730 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2016 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $32.

On January 15, 2016, certain of the Company’s lending officers were awarded an aggregate of 12,734 restricted common shares under the 2014 Incentive Plan. These restricted shares vest over a 5-year service period, with 20% each vesting on January 2 of 2017, 2018, 2019, 2020 and 2021.

On March 11, 2016, senior officers were awarded an aggregate of 16,130 restricted common shares, which vest over a three-year service period, with one third each vesting on January 2 of 2017, 2018 and 2019.

Finally, on May 17, 2016, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 12,285 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2017 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $130.

No options had been granted under the 2014 Incentive Plan as of September 30, 2016 and 2015.

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

The following is a summary of the status of the Company’s restricted shares and changes therein:

	Three months ended September 30, 2016		Nine months ended September 30, 2016

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	39,524	$10.77	16,983	$10.82
Granted	—	—	28,864	10.75
Vested	—	—	(5,657)	10.82
Forfeited	(916)	10.91	(1,582)	10.83

Nonvested at September 30, 2016	38,608	10.77	38,608	10.77

During the nine-month period ended September 30, 2016, the Company recorded $299 of share-based compensation expense for shares granted under the 2014 Incentive Plan. Additionally, during the three

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

months ended September 30, 2016, the Company recorded $28 of share-based compensation expense for the shares granted under the 2014 Incentive Plan. At September 30, 2016, the expected future compensation expense relating to the 16,983 restricted shares awarded in 2015 is $46 over the remaining vesting period of 1.25 years. The expected future compensation expense relating to the 16,130 restricted shares awarded in 2016 to the officers and Civista directors is $78 over the remaining vesting period of 2.25 years. The expected future compensation expense relating to the 12,734 restricted common shares awarded to lending officers of the Company in 2016 is $119 over the remaining vesting period of 4.25 years. On May 13, 2016, an agreement was signed thereby ending the employment of a grantee of restricted shares. As a result, a total of 666 restricted shares granted, but unvested, were forfeited. Finally, on September 19, 2016, a lending officer and restricted share grantee left the company. As a result, a total of 916 restricted shares granted, but unvested, were forfeited.

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2016 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:

Assets measured at fair value on a recurring basis:

U.S. Treasury securities and obligations of U.S. Government agencies	$—	$38,049	$—
Obligations of states and political subdivisions	—	96,227	—
Mortgage-backed securities in government sponsored entities	—	65,977	—
Equity securities in financial institutions	—	714	—
Swap asset	—	3,705	—

Liabilities:

Swap liability	—	3,705	—

Assets measured at fair value on a nonrecurring basis:

Impaired loans	$—	$—	$319
Other real estate owned	—	—	62

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2016	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$319	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%
			Holding period	0 - 30 months	18 months

Other real estate owned	$62	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$759	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%
			Holding period	0 -30 months	17 months

Other real estate owned	$109	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%

			Liquidation expense	0% - 10%	10%

The carrying amount and fair values of financial instruments are as follows:

September 30, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$33,229	$33,229	$33,229	$—	$—
Securities available for sale	200,967	200,967	—	200,967	—
Loans, held for sale	2,827	2,827	2,827	—	—
Loans, net of allowance for loan losses	1,033,516	1,037,955	—	—	1,037,955
Other securities	13,926	13,926	13,926	—	—
Bank owned life insurance	24,404	24,404	24,404	—	—
Accrued interest receivable	4,547	4,547	4,547	—	—
Swap asset	3,705	3,705	—	3,705	—

Financial Liabilities:
Nonmaturing deposits	915,360	915,360	915,360	—	—
Time deposits	218,793	219,345	—	—	219,345
Short-term FHLB advances	17,500	17,394	17,394	—	—
Long-term FHLB advances	17,500	17,710	—	—	17,710
Securities sold under agreement to repurchase	21,713	21,713	21,713	—	—
Subordinated debentures	29,427	30,367	—	—	30,367
Accrued interest payable	137	137	137	—	—
Swap liability	3,705	3,705	—	3,705	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of September 30, 2016.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$53,373	5.07%	$33	Monthly
Derivative Liabilities	(53,373)	-5.07%	(33)	Monthly

Net Exposure	$—		$—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At September 30, 2016 and December 31, 2015, the balance of the investment for qualified affordable housing projects was $2,477 and $2,177, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $2,663 and $2,195 at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $231 and $208, respectively, which was included within pretax income on the consolidated statements of operations. During the quarters ended September 30, 2016 and 2015, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $77 and $69, respectively, which was included within pretax income on the consolidated statements of operations.

Additionally, during the nine months ended September 30, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $442 and $350, respectively. During the quarters ended September 30, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $147 and $117, respectively. During the three and nine months ended September 30, 2016 and 2015, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2016 compared to December 31, 2015, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at September 30, 2016 were $1,372,280 compared to $1,315,041 at December 31, 2015, an increase of $57,239, or 4.4%. The increase in total assets was mainly attributable to an increase in securities available for sale, net loans, bank owned life insurance and other assets. Total liabilities at September 30, 2016 were $1,233,971 compared to $1,189,868 at December 31, 2015, an increase of $44,103, or 3.7%. The increase in total liabilities was mainly attributable to an increase in total deposits and accrued expenses and other expenses offset by a decrease in FHLB overnight advances and securities sold under agreements to repurchase.

Loans outstanding as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Commercial & Agriculture	$129,700	$124,402
Commercial Real Estate - Owner Occupied	167,564	167,897
Commercial Real Estate - Non-Owner Occupied	385,863	348,439
Residential Real Estate	247,174	236,338
Real Estate Construction	56,919	58,898
Farm Real Estate	41,862	46,993
Consumer and Other	17,885	18,560

Total loans	1,046,967	1,001,527
Allowance for loan losses	(13,451)	(14,361)

Net loans	$1,033,516	$987,166

Net loans have increased $46,350 or 4.7% since December 31, 2015. The Commercial & Agriculture, Commercial Real Estate – Non-Owner Occupied and Residential Real Estate loan portfolios increased $5,298, $37,424 and $10,836, respectively, since December 31, 2015, while the Commercial Real Estate – Owner Occupied, Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios have decreased $333, $1,979, $5,131 and $675, respectively, since December 31, 2015.

During the first nine months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. This loan payoff resulted in a credit of $1,300 to the allowance for loan losses during the nine months of operations in 2016, compared to a $1,200 provision for loan losses in the same period of 2015. Additionally, the allowance for loan losses was affected by a decrease in net charge-offs compared to a year ago. Net charge-offs have decreased to a net recovery of $390, compared to net charge-offs of $708 during the first nine months of 2015. For the first nine months of 2016, the Company charged off a total of forty-five loans. Four Commercial and Agriculture loans totaling $791, net of recoveries, five Commercial Real Estate – Owner Occupied loans totaling $113, net of recoveries, one Real Estate Construction loan totaling $107, net of recoveries and twelve Consumer and Other loans totaling $45, net of recoveries were charged off in the

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

first nine months of the year. The Company also charged off twenty-two Residential Real Estate loans and one Commercial Real Estate – Non-Owner Occupied loan in the first nine months of the year. In addition, the Company had net recoveries of $1,342 and $104 on previously charged-off, Commercial Real Estate – Non-Owner Occupied loans and Residential Real Estate loans, respectively, in the first nine months of 2016. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have decreased by $1,089 since December 31, 2015, which was due to a decrease in loans on nonaccrual status of $1,122 offset by an increase in loans past due 90 days but still accruing of $33. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each Commercial and Commercial Real Estate loan relationship, with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.28% at September 30, 2016 and 1.43% at December 31, 2015.

The available for sale security portfolio increased by $4,718, from $196,249 at December 31, 2015 to $200,967 at September 30, 2016. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2016, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have increased $396 from December 31, 2015 to September 30, 2016. The increase is the result of new purchases of $236, offset by depreciation of $896. In addition, $1,056 was added to construction in progress.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Bank owned life insurance (BOLI) increased $4,300 from December 31, 2015 to September 30, 2016. In the first nine months of 2016, the Company purchased an additional $3,885 of BOLI. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $3,025 from December 31, 2015 to September 30, 2016. The increase is due to the sale of securities during September that will settle in October, additional swap asset activity and an increase in the market value of swap assets.

Total deposits as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Noninterest-bearing demand	$341,653	$300,615
Interest-bearing demand	192,866	176,303
Savings and money market	380,841	364,066
Time deposits	218,793	211,049

Total Deposits	$1,134,153	$1,052,033

Total deposits at September 30, 2016 increased $82,120 from year-end 2015. Noninterest-bearing deposits increased $41,038 from year-end 2015, while interest-bearing deposits, including savings and time deposits, increased $41,082 from December 31, 2015. The increase in noninterest-bearing deposits was primarily due to increases in business deposits, public fund deposits and cash balances remaining related to the Company’s participation in a tax refund processing program. The interest-bearing deposit increase was mainly due to increases in interest-bearing demand and savings and money market accounts and brokered time deposits. The year-to-date average balance of total deposits increased $107,734 compared to the average balance of the same period in 2015 due to a large increase in temporary cash related to the tax refund processing program. The increase in average balance is due to increases of $107,049 in demand deposit accounts, $11,186 in money market savings, $2,178 in public fund money market savings and $8,139 in statement saving accounts, offset by decreases of $15,375 in time certificates and $6,558 in interest-bearing public funds.

FHLB advances decreased $36,200 from December 31, 2015 to September 30, 2016. The decrease is due to a decrease in overnight funds of $36,200. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $3,327 from December 31, 2015 to September 30, 2016.

Accrued expenses and other liabilities increased $1,510 from December 31, 2015 to September 30, 2016. The increase is primarily the result of increased swap liability activity and an increase in the market value of swap liabilities.

Shareholders’ equity at September 30, 2016 was $138,309, or 10.1% of total assets, compared to $125,173, or 9.5% of total assets, at December 31, 2015. The increase in shareholders’ equity was primarily due to net income of $13,586, a decrease in the Company’s pension liability, net of tax, of $165, an increase in the fair value of securities available for sale, net of tax, of $1,501 and offset by dividends on preferred stock and common stock of $1,156 and $1,259, respectively. Additionally, $299 was recognized as stock-based

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

compensation in connection with the grant of restricted shares. Total outstanding common shares at September 30, 2016 were 8,230,935. Total outstanding common shares at December 31, 2015 were 7,843,578. The increase in common shares outstanding is the result of the conversion of 2,698 of the Company’s previously issued preferred shares into 345,060 common shares, the grant of 28,864 restricted common shares to certain officers under the Company’s 2014 Incentive Plan and the grant of 15,015 common shares to directors of Civista. There were 1,582 previously granted restricted common shares forfeited during the nine months ended September 30, 2016.

Results of Operations

Nine Months Ended September 30, 2016 and 2015

The Company had net income of $13,586 for the nine months ended September 30, 2016, an increase of $4,040 from net income of $9,546 for the same nine months of 2015. Basic earnings per common share were $1.57 for the period ended September 30, 2016, compared to $1.07 for the same period in 2015. Diluted earnings per common share were $1.24 for the period ended September 30, 2016, compared to $0.87 for the same period in 2015. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2016 and 2015. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	balance	Interest	rate *	balance	Interest	rate *
Assets:
Interest-earning assets:
Loans, including fees	$1,019,793	$35,311	4.63%	$976,290	$33,271	4.56%
Taxable securities	138,374	2,494	2.45%	140,311	2,439	2.36%
Tax-exempt securities	75,806	1,979	5.64%	70,779	1,917	5.73%
Interest-bearing deposits in other banks	103,336	376	0.49%	56,499	98	0.23%

Total interest-earning assets	$1,337,309	40,160	4.14%	$1,243,879	37,725	4.18%

Noninterest-earning assets:
Cash and due from financial institutions	58,864			38,735
Premises and equipment, net	16,860			15,807
Accrued interest receivable	4,262			4,261
Intangible assets	29,289			28,214
Other assets	9,986			10,282
Bank owned life insurance	23,111			19,795
Less allowance for loan losses	(14,516)			(14,676)

Total Assets	$1,465,165			$1,346,297

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$564,743	$345	0.08%	$544,569	$315	0.08%
Time	206,620	1,135	0.73%	226,109	1,273	0.75%
FHLB	30,933	312	1.35%	40,922	326	1.07%
Federal funds purchased	155	1	0.86%	92	—	0.00%
Subordinated debentures	29,427	650	2.95%	29,427	565	2.57%
Repurchase Agreements	21,015	16	0.10%	19,183	15	0.10%

Total interest-bearing liabilities	$852,893	2,459	0.39%	$860,302	2,494	0.39%

Noninterest-bearing deposits	460,051			353,002
Other liabilities	20,211			13,881
Shareholders’ Equity	132,010			119,112

Total Liabilities and Shareholders’ Equity	$1,465,165			$1,346,297

Net interest income and interest rate spread		$37,701	3.75%		$35,231	3.79%

Net interest margin			3.89%			3.91%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2016 and 2015. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,500	$540	$2,040
Taxable securities	(35)	90	55
Tax-exempt securities	140	(78)	62
Interest-bearing deposits in other banks	120	158	278

Total interest income	$1,725	$710	$2,435

Interest expense:
Demand and savings	$12	$18	$30
Time	(108)	(30)	(138)
FHLB	(90)	76	(14)
Federal funds purchased	1	—	1
Subordinated debentures	—	85	85
Repurchase agreements	1	—	1

Total interest expense	$(184)	$149	$(35)

Net interest income	$1,909	$561	$2,470

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Net interest income for the nine months ended September 30, 2016 was $37,701, an increase of $2,470 from $35,231 in the same nine months of 2015. Total interest income for the nine months ended September 30, 2016 was $40,160, an increase of $2,435 from $37,725 in the same nine months of 2015. Average earning assets increased 7.5% during the nine months ended September 30, 2016 as compared to the same period in 2015. Average loans, non-taxable securities and interest-bearing deposits in other banks for the first nine months of 2016 increased 4.5%, 7.1% and 82.9%, respectively, compared to the first nine months of last year. The increases were partially offset by a decrease in taxable securities. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the first nine months of 2015 and 2016, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on the loan portfolio increased 7 basis points for the first nine months of 2016 compared to the first nine months of last year. The yield on earning assets decreased 4 basis points for the first nine months of 2016 compared to the first nine months of last year. Total interest expense for the nine months ended

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

September 30, 2016 was $2,459, a decrease of $35 from $2,494 in the same nine months of 2015. Interest expense on time deposits and FHLB borrowings decreased $138 and $14, respectively, in the first nine months of 2016 compared to the same period in 2015. Average time deposits for the first nine months of 2016 decreased 8.6% compared to the first nine months of 2015. The interest rate paid on time deposits during the first nine months of 2016 decreased by 2 basis points as compared to the same period in 2015. The Company’s net interest margin for the nine months ended September 30, 2016 and 2015 was 3.89% and 3.91%, respectively.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the first nine months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. This loan payoff resulted in a reversal of $1,300 from the allowance for loan losses during the nine months of operations in 2016, compared to a $1,200 provision to allowance for loan losses in the same period of 2015. The provision is also affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. The decrease in provision for loan losses in the first nine months of 2016 is related to the decrease in net charge-offs compared to a year ago.

Noninterest income for the nine-month periods ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015
Service charges	$3,714	$3,487
Net gain on sale of securities	20	(5)
Net gain on sale of loans	1,341	888
ATM fees	1,584	1,484
Wealth Management fees	1,989	2,159
Bank owned life insurance	415	350
Tax refund processing fees	2,750	2,000
Other	1,176	769

Total noninterest income	$12,989	$11,132

Noninterest income for the nine months ended September 30, 2016 was $12,989, an increase of $1,857 or 16.7% from $11,132 for the same period of 2015. The primary reasons for the increase follow.

Service charge fee income for the period ended September 30, 2016 was $3,714, up $227 or 6.5% over the same period of 2015. The increase is primarily due to service charge income received from the Company’s tax refund processing program.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Gain on sale of loans increased $453 during the first nine months of 2016 compared to the same period of 2015. The volume of loans sold during the first nine months of 2016 was $52,572, up $12,728 or 31.9% as compared to the same period in 2015. In addition, the premium on loans sold increased 20 basis points during the first nine months of 2016 as compared to the same period in 2015.

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income decreased $170 or 7.9% during the first nine months of 2016 compared to the same period in 2015. The decrease is related to a general decrease in brokerage transactions compared to the same period in 2015.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees increased $750 or 37.5% during the first nine months of 2016 compared to the same period in 2015, as a result of an increase in the volume of returns processed. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $407 during the first nine months of 2016 compared to the same period of 2015. The increase is mainly due to an increase in swap related income during the first nine months of 2016 as compared to the same period in 2015.

Noninterest expenses for the nine-month periods ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
	2016	2015
Salaries, Wages and benefits	$19,053	$17,732
Net occupancy expense	2,009	1,833
Equipment expense	1,158	1,030
Contracted data processing	1,147	1,392
FDIC assessment	597	654
State franchise tax	709	661
Professional services	1,450	1,716
Amortization of intangible assets	527	522
ATM expense	379	563
Marketing	810	842
Other	5,314	5,258

Total noninterest expense	$33,153	$32,203

Total noninterest expense for the nine months ended September 30, 2016 was $33,153, an increase of $950, from $32,203 reported for the same period of 2015. The primary reasons for the increase follow.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Salary and other employee costs were $19,053, up $1,321 or 7.4% as compared to the same period of 2015. These increases are mainly due to the addition of employees from the acquisition of TCNB, annual pay increases, incentive based costs and higher employee insurance costs, offset by a reduction in pension costs.

Net occupancy and equipment costs were $3,167, up $304 or 10.6% compared to the same period in 2015. The increase is due to increases in building and equipment repair and maintenance, rent expense and real estate tax expense. Building and equipment repair and maintenance expenses increased due to facility and technology improvement projects. Rent and real estate tax expense increased as a result of the Company’s acquisition of TCNB.

Contracted data processing costs were $1,147, down $245 or 17.6% compared to the same period in 2015. The year-over-year decrease was attributable to the increased core processing costs incurred in 2015 in connection with the acquisition of TCNB.

Professional services costs decreased $266, or 15.5% from the same period of 2015. The year-over-year decrease was attributable to the increased professional services costs incurred in 2015 in connection with the acquisition of TCNB, increased recruiting expenses and increased legal expenses related to the Company’s filing of a Form S-3 shelf registration statement with the SEC and matters related to the Special Meeting of Shareholders held on November 4, 2015 for the purpose of voting to eliminate preemptive rights and cumulative voting in the election of directors.

ATM costs were $379, down $184 or 32.7% compared to the same period in 2015. The decrease is due to vendor credits that began in the second quarter of 2015.

Income tax expense for the nine months ended September 30, 2016 totaled $5,251, up $1,837 compared to the same period in 2015. The effective tax rates for the nine-month periods ended September 30, 2016 and September 30, 2015 were 27.9% and 26.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The increase in the effective tax rate as of September 30, 2016 is the result of an increase in taxable income as compared to the same period in 2015.

Three Months Ended September 30, 2016 and 2015

The Company had net income of $3,680 for the three months ended September 30, 2016, an increase of $427 from net income of $3,253 for the same three months of 2015. Basic earnings per common share were $0.41 for the quarter ended September 30, 2016, compared to $0.36 for the same period in 2015. Diluted earnings per common share were $0.34 for the quarter ended September 30, 2016, compared to $0.30 for the same period in 2015. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2016 and 2015. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	balance	Interest	rate *	balance	Interest	rate *
Assets:
Interest-earning assets:
Loans, including fees	$1,042,721	$11,824	4.51%	$1,009,372	$11,755	4.62%
Taxable securities	138,092	872	2.56%	138,129	810	2.36%
Tax-exempt securities	77,378	664	5.56%	72,080	653	5.65%
Interest-bearing deposits in other banks	12,878	10	0.31%	10,668	5	0.19%

Total interest-earning assets	$1,271,069	13,370	4.32%	$1,230,249	13,223	4.39%

Noninterest-earning assets:
Cash and due from financial institutions	24,591			23,793
Premises and equipment, net	16,975			16,338
Accrued interest receivable	4,134			4,330
Intangible assets	29,136			29,589
Other assets	10,196			10,574
Bank owned life insurance	24,308			19,910
Less allowance for loan losses	(14,424)			(14,983)

Total Assets	$1,365,985			$1,319,800

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$574,322	$118	0.08%	$552,899	$108	0.08%
Time	207,947	388	0.74%	220,726	405	0.73%
FHLB	35,673	111	1.24%	62,057	111	0.71%
Federal funds purchased	462	1	0.86%	272	—	0.00%
Subordinated debentures	29,427	221	2.99%	29,427	192	2.59%
Repurchase Agreements	18,827	5	0.11%	20,044	5	0.10%

Total interest-bearing liabilities	$866,658	844	0.39%	$885,425	821	0.37%

Noninterest-bearing deposits	347,912			300,305
Other liabilities	14,678			13,013
Shareholders’ Equity	136,737			121,057

Total Liabilities and Shareholders’ Equity	$1,365,985			$1,319,800

Net interest income and interest rate spread		$12,526	3.93%		$12,402	4.02%

Net interest margin			4.06%			4.13%

* - All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2016 and 2015. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$383	$(314)	$69
Taxable securities	—	62	62
Tax-exempt securities	49	(38)	11
Interest-bearing deposits in other banks	1	4	5

Total interest income	$433	$(286)	$147

Interest expense:
Demand and savings	$4	$6	$10
Time	(24)	7	(17)
FHLB	(60)	60	—
Federal funds purchased	1	—	1
Subordinated debentures	—	29	29
Repurchase agreements	—	—	—

Total interest expense	$(79)	$102	$23

Net interest income	$512	$(388)	$124

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Net interest income for the three months ended September 30, 2016 was $12,526, an increase of $124 from $12,402 in the same three months of 2015. Total interest income for the three months ended September 30, 2016 was $13,370, an increase of $147 from $13,223 in the same three months of 2015. Average earning assets increased 3.3% during the quarter ended September 30, 2016 as compared to the same period in 2015. Average loans, non-taxable securities and interest-bearing deposits in other banks for the third quarter of 2016 increased 3.3%, 7.4% and 20.7%, respectively, compared to the third quarter of last year. The increases were partially offset by a decrease in taxable securities. Interest-bearing deposits in other banks increased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, increases in cash on deposit. Although the program was in place in both the third quarter of 2015 and 2016, the volume of tax refunds processed, and therefore cash on deposit, increased dramatically. The yield on the loan portfolio decreased 11 basis points for the third quarter of 2016 compared to the third quarter of last year. The yield on earning assets decreased 7 basis points for the third quarter of 2016 compared to the third quarter of last year. Total interest expense for the three months ended September 30, 2016 was $844, an increase of $23 from $821 in the

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

same three months of 2015. Interest expense on time deposits decreased $17 in the third quarter of 2016 compared to the same period in 2015. Average time deposits for the third quarter of 2016 decreased 5.8% compared to the third quarter of 2015. The interest rate paid on time deposits during the third quarter of 2016 increased by 1 basis point as compared to the same period in 2015. Interest expense on trust preferred securities increased $29 in the third quarter of 2016 compared to the third quarter of 2015. The interest rate paid on trust preferred securities during the third quarter of 2016 increased 40 basis points as compared to the same period in 2015. The Company’s net interest margin for the three months ended September 30, 2016 and 2015 was 4.06% and 4.13%, respectively.

Provision for loan losses totaled $0 for the three months ended September 30, 2016, compared to $400 for the same period in 2015.

Noninterest income for the three-month periods ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,
	2016	2015
Service charges	$1,194	$1,262
Net gain on sale of securities	18	(5)
Net gain on sale of loans	541	269
ATM fees	541	520
Wealth Management fees	688	659
Bank owned life insurance	149	116
Other	522	255

Total noninterest income	$3,653	$3,076

Noninterest income for the three months ended September 30, 2016 was $3,653, an increase of $577 or 18.8% from $3,076 for the same period of 2015. The primary reasons for the increase follow.

Gain on the sale of loans increased $272 or 101.1% during the third quarter of 2016 compared to the same period of 2015. The volume of loans sold during the third quarter of 2016 was $22,694, up $7,439 or 48.8% as compared to the same period in 2015. In addition, the premium on loans sold increased during the third quarter of 2016 as compared to the same period in 2015.

BOLI increased $33 or 28.4% during the third quarter of 2016 compared to the same period in 2015. The increase is due to additional insurance purchases in the second quarter of 2016.

Other income increased $267 during the third quarter of 2016 compared to the same period of 2015. The increase is due to an increase in swap related income during the third quarter of 2016 as compared to the same period in 2015.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expenses for the three-month periods ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,
	2016	2015
Salaries, Wages and benefits	$6,375	$6,025
Net occupancy expense	708	595
Equipment expense	494	303
Contracted data processing	397	399
FDIC assessment	166	192
State franchise tax	251	205
Professional services	431	597
Amortization of intangible assets	172	189
ATM expense	183	119
Marketing	249	298
Other	1,769	1,744

Total noninterest expense	$11,195	$10,666

Total noninterest expense for the three months ended September 30, 2016 was $11,195, an increase of $529, or 5.0%, from $10,666 reported for the same period of 2015. The primary reasons for the increase follow.

Salary and other employee costs were $6,375, up $350 or 5.8% as compared to the same period of 2015. These increases are mainly due to annual pay increases and higher employee insurance costs.

Net occupancy and equipment costs were $1,202, up $304 or 33.9% compared to the same period in 2015. The increase is due to increases in building and equipment repair and maintenance. Building and equipment repair and maintenance expenses increased due to facility and technology improvement projects funded during the third quarter of 2016.

Professional services costs decreased $166, or 27.8% from the same period of 2015. The quarter-over-quarter decrease was mainly attributable to the increased professional services costs incurred in 2015 in connection with legal expenses related to the Company’s filing of a Form S-3 shelf registration statement with the SEC and matters related to the Special Meeting of Shareholders held on November 4, 2015 for the purpose of voting to eliminate preemptive rights and cumulative voting in the election of directors.

ATM costs were $183, up $64 or 53.8% compared to the same period in 2015. The increase is due to the expiration of vendor credits that began in the second quarter of 2015.

Income tax expense for the three months ended September 30, 2016 totaled $1,304, up $145 compared to the same period in 2015. The effective tax rates for the three-month periods ended September 30, 2016 and September 30, 2015 were 26.2% and 26.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $138,309 at September 30, 2016 compared to $125,173 at December 31, 2015. The increase in shareholders’ equity resulted primarily from net income of $13,586, a $165 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $1,501, which was offset by dividends on preferred stock and common stock of $1,156 and $1,259, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2016 and December 31, 2015 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios - September 30, 2016	14.1%	12.8%	8.3%	10.4%
Company Ratios - December 31, 2015	14.0%	12.7%	7.6%	10.0%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.05 per common share on February 1, 2016 and on May 1, 2016 and paid a cash dividend of $0.06 per common share on August 1, 2016. In 2015, the Company paid a cash dividend of $0.05 per common share on February 1, May 1 and August 1, 2015. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016 and June 15, 2016 and approximately $374 on September 15, 2016. In 2015, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $404 on March 15, 2015 and approximately $391 each on June 16, 2015 and September 15, 2015.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $8,710, or 4.3% of the total security portfolio at September 30, 2016. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $11,318 and $14,375 for the nine months ended September 30, 2016 and 2015, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $53,828 and $14,704 for the nine months ended September 30, 2016 and 2015, respectively, principally

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by of $40,178 and $4,090 for the nine months ended September 30, 2016 and 2015, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of September 30, 2016, Civista had total credit availability with the FHLB of $144,239, with standby letters of credit totaling $19,600 and a remaining borrowing capacity of approximately $89,639. In addition, CBI maintains a credit line totaling $7,500.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2015 and September 30, 2016, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2016 and December 31, 2015.

The Company had derivative financial instruments as of December 31, 2015 and September 30, 2016. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

Net Portfolio Value
	September 30, 2016			December 31, 2015
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	210,536	35,311	20%	188,643	25,222	15%
+100bp	197,697	22,472	13%	180,892	17,471	11%
Base	175,225	—	—	163,421	—	—
-100bp	181,941	6,716	4%	163,804	383	0%

The change in net portfolio value from December 31, 2015 to September 30, 2016, can be attributed to two factors; the current rate environment and the relative changes to the fair value of assets and liabilities given hypothetical market rate shocks. The yield curve has flattened since the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. Increases to the loan portfolio is the biggest change from the end of the year. The growth in loans, and to a lesser extent, securities, compared to the end of the year, contributed to the base being higher. The change in asset mix related to loans tends to increase volatility. The funding volume and mix has shifted from borrowed money and CDs to deposits, which also slightly increases volatility. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a decrease in the fair value of liabilities as well as an increase in the fair value of assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a small increase in the net portfolio value as the fair value of liabilities would decrease slightly while the fair value of assets would increase slightly.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2016, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	November 9, 2016
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 9, 2016
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1(a)	Amended Articles of Incorporation, as amended, of the Company, as filed with the Ohio Secretary of State on December 4, 2015.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2015 and incorporated herein by reference. (File No. 0-25980)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2016; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2016 and 2015; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith