Form 10-K
period 2016-12-31
CIVISTA BANCSHARES, INC.
filed 2017-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (419) 625 - 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred share, Series B, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market) The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2016 was $97,550,258. For this purpose, shares held by non-affiliates include all outstanding shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 28, 2017, there were 10,077,616 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders to be held on April 18, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

(a)	General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended. CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the Company. The Company had total consolidated assets of $1,377,263 at December 31, 2016.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other Citizens’ Banks in existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy and Dayton (3). Civista also operates a loan production office in Mayfield Heights, Ohio. Civista accounted for 99.9% of the Company’s consolidated assets at December 31, 2016.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2016.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2016.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2016.

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

General

The Company’s primary business is incidental to the subsidiary bank. Civista, located in Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit Counties, Ohio, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 68% of total revenue for 2016, 69% of total revenue for 2015, and 67% of total revenue for 2014. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 23% of the total loan portfolio in 2016, 24% of the total loan portfolio in 2015 and 23% of the total loan portfolio in 2014. Commercial real estate loans comprised 53% of the total loan portfolio in 2016, 52% in 2015, and 49% in 2014. Commercial and agriculture loans comprised 13% of the total loan portfolio in 2016, 12% in 2015, and 12% in 2014. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2016, Civista had $23,289 of net profits available to pay dividends to CBI.

The Company’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

Competition

The market area for Civista is Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit Counties in Ohio. Traditional financial service competition for Civista consists of large national and regional financial institutions, community banks, thrifts and credit unions operating within Civista’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

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

Employees

CBI has no employees. Civista employs approximately 337 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

CBI and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the federal Deposit Insurance Fund. These laws and regulations also may restrict the ability of CBI to repurchase its common shares or to receive dividends from Civista, and impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies that supervise and regulate CBI and Civista and the statutes and regulations that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to such statutes and regulations.

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

Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits qualifying bank holding companies to elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature if each of its subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In March, 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Privacy Provisions: Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These rules contain extensive provisions on a customer’s right to privacy of non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The privacy provisions of the GLBA affect how consumer information is conveyed to outside vendors. CBI and its subsidiaries are also subject to certain state laws that govern the use and distribution of non-public personal information.

Federal Deposit Insurance Corporation (“FDIC”): The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Civista, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Consumer Financial Protection Bureau: The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.

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

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market LLC (“Nasdaq”) has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

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

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a minimum Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings were changed effective January 1, 2015.

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

At December 31, 2016, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s capital ratios, see Note 19 to the Company’s 2016 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’ capital at December 31, 2016, met the standards for the highest capital category, a “well-capitalized” bank.

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

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (“First Proposed Rules”). The First Proposed Rules generally would have applied to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•	Level 1 consists of institutions with assets of $250 billion or more;

•	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and

•	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like us, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2016 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2016, 2015 and 2014 is included on pages 15 through 17—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2016 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2016	2015	2014
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$37,446	$40,937	$42,902
Obligations of states and political subdivisions	94,998	92,152	88,021
Mortgage-backed securities in government sponsored entities	62,642	62,573	66,442

Total debt securities	195,086	195,662	197,365
Equity securities in financial institutions	778	587	540

Total	$195,864	$196,249	$197,905

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2016 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$8,522	0.79%	$21,155	1.39%	$4,095	1.24%	$3,674	1.33%
Obligations of states and political subdivisions (1)	650	1.64	7,847	3.09	28,597	4.57	57,904	3.75
Mortgage-backed securities in government sponsored entities			20,369	1.73	11,753	1.95	30,520	2.44

Total	$9,172	0.85%	$49,371	2.00%	$44,445	3.49%	$92,098	3.21%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Commercial and Agriculture	$135,462	$124,402	$113,265	$115,403	$100,661
Commercial Real Estate:
Owner occupied	161,364	167,897	143,014	161,014	156,326
Non-owner occupied	395,931	348,439	308,666	282,832	278,482
Residential Real Estate	247,308	236,338	214,537	201,537	208,491
Real Estate Construction	56,293	58,898	65,452	39,964	19,677
Farm Real Estate	41,170	46,993	53,973	49,154	42,107
Consumer and other	17,978	18,560	15,950	11,337	9,809

Total	$1,055,506	$1,001,527	$914,857	$861,241	$815,553

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2016 and 2015, the Company was contingently liable for $949 and $950, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2016 and 2015, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $238,908 and $227,272, respectively. Of these amounts, $209,828 and $205,148 represented lines of credit and construction loans, and $29,080 and $22,124 represented overdraft protection commitments at December 31, 2016 and 2015, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2016 and 2015.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2016, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and Agriculture	$38,403	$56,516	$40,543	$135,462
Commercial Real Estate:
Owner Occupied	3,405	12,594	145,365	161,364
Non-Owner Occupied	27,206	72,188	296,537	395,931
Residential Real Estate	4,001	12,946	230,361	247,308
Real Estate Construction	8,450	23,413	24,430	56,293
Farm Real Estate	2,049	3,474	35,647	41,170
Consumer and Other	1,354	13,380	3,244	17,978

Total	$84,868	$194,511	$776,127	$1,055,506

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$74,406	$120,105
Due after five years	127,331	648,796

	$201,737	$768,901

The preceding maturity information is based on contract terms at December 31, 2016 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements, excluding purchase credit impaired loans.

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$6,943	$9,259	$13,558	$20,459	$29,855
Loans contractually past due 90 days or more as to principal or interest payments (2)	9	—	18	—	80
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	4,180	5,085	4,928	5,234	7,250

Total	$11,132	$14,344	$18,504	$25,693	$37,185

Impaired loans included in above totals	$6,539	$7,386	$7,101	$12,458	$19,302
Impaired loans not included in above totals	—	99	4,048	5,599	6,788

Total impaired loans	$6,539	$7,485	$11,149	$18,057	$26,090

(1)	A loan is placed on nonaccrual status when doubt exists as to the collectability of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agriculture, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off within 30 days after becoming past due 90 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.
(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2016, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2016. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2016 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $701. The amount of cash-basis interest income on such loans actually included in net income in 2016 was $1,138.

Interest income recognition associated with impaired loans was as follows.

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$477	$451	$570	$989	$1,818

At December 31, 2016, Civista had two concentrations, one to Lessors of Non-Residential Buildings and Dwellings totaling $251,031, or 23.7 percent of total loans, as of December 31, 2016 and the other to Lessors of Residential Buildings and Dwellings totaling $137,275, or 13.0 percent of total loans, as of December 30, 2016.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2016.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$1,025,908	$981,475	$874,432	$819,152	$780,786

Allowance for loan losses at beginning of year	$14,361	$14,268	$16,528	$19,742	$21,257
Loan charge-offs:
Commercial and Agriculture	880	190	338	483	840
Commercial Real Estate—Owner Occupied	228	523	1,661	989	1,643
Commercial Real Estate—Non-Owner Occupied	23	81	198	815	1,796
Real Estate Mortgage	455	1,135	2,449	2,800	4,506
Real Estate Construction	115	—	—	136	446
Farm Real Estate	—	—	—	107	2
Consumer and Other	125	120	135	220	246

Total charge-offs	1,826	2,049	4,781	5,550	9,479
Recoveries of loans previously charged-off:
Commercial and Agriculture	105	182	251	141	353
Commercial Real Estate—Owner Occupied	56	187	360	265	223
Commercial Real Estate—Non-Owner Occupied	1,372	115	50	184	242
Real Estate Mortgage	479	331	293	391	397
Real Estate Construction	12	5	6	108	131
Farm Real Estate	—	76	—	67	147
Consumer and Other	46	46	61	80	71

Total recoveries	2,070	942	1,021	1,236	1,564

Net recoveries (charge-offs) (1)	244	(1,107)	(3,760)	(4,314)	(7,915)
Provision (credit) for loan losses (2)	(1,300)	1,200	1,500	1,100	6,400

Allowance for loan losses at year end	$13,305	$14,361	$14,268	$16,528	$19,742

Allowance for loan losses as a percent of loans at year-end	1.26%	1.43%	1.56%	1.92%	2.42%

Ratio of net charge-offs (recoveries) during the year to average loans outstanding	-0.02%	0.11%	0.43%	0.53%	1.01%

(1)	The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deteriorization of specific businesses.
(2)	The determination of the balance of the allowance for loan losses is based on a detailed analysis of the loan portfolio and reflects an amount that, in management’s judgment, is adequate to provide for probable incurred loan losses. Such analysis is based on a review of specific loans, the character of the loan portfolio, current economic conditions, risk management practices and such other factors as management believes require current recognition in estimating probable incurred loan losses.

Allocation of Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2016		2015
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,018	12.8%	$1,478	12.4%
Commercial Real Estate—Owner Occupied	2,171	15.3	2,467	16.8
Commercial Real Estate—Non-Owner Occupied	4,606	37.5	4,657	34.8
Real Estate Mortgage	3,089	23.4	4,086	23.6
Real Estate Construction	420	5.3	371	5.9
Farm Real Estate	442	3.9	538	4.7
Consumer and Other	314	1.7	382	1.9
Unallocated	245	—	382	—

	$13,305	100.0%	$14,361	100.0%

	2014		2013
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,819	12.4%	$2,838	13.4%
Commercial Real Estate—Owner Occupied	2,221	15.6	2,931	18.7
Commercial Real Estate—Non-Owner Occupied	4,334	33.7	3,888	32.8
Real Estate Mortgage	3,747	23.5	5,224	23.4
Real Estate Construction	428	7.2	184	4.6
Farm Real Estate	822	5.9	740	5.7
Consumer and Other	200	1.7	217	1.3
Unallocated	697	—	506	—

	$14,268	100.0%	$16,528	100.0%

	2012
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,811	12.3%
Commercial Real Estate—Owner Occupied	4,565	19.2
Commercial Real Estate—Non-Owner Occupied	4,942	34.1
Real Estate Mortgage	5,780	25.6
Real Estate Construction	349	2.4
Farm Real Estate	632	5.2
Consumer and Other	246	1.2
Unallocated	417	—

	$19,742	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. The use of twelve quarters is a change in loss migration during 2015. During the third quarter of 2015, loss migration rates were lengthened and are now calculated over a twelve quarter period for all portfolio segments, except for the segment consisting of purchased automobile loans which was calculated over an eight quarter period. Previously, an eight quarter loss migration was used for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.43% in 2015 to 1.26% in 2016. The unallocated reserve of Civista decreased to $245 in 2016 from $382 in 2015. Management considers both the decrease in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2016		2015		2014
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$434,601	N/A	$340,360	N/A	$297,003	N/A
Interest-bearing demand deposits	190,965	0.05%	192,842	0.05%	184,961	0.05%
Savings, including Money Market deposit accounts	375,624	0.10%	351,144	0.09%	316,447	0.09%
Certificates of deposit, including IRA’s	209,093	0.73%	223,099	0.75%	227,682	0.84%

	$1,210,283		$1,107,445		$1,026,093

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2016 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$11,655	$633	$12,288
Over 3 through 6 months	9,442	659	10,101
Over 6 through 12 months	6,039	796	6,835
Over 12 months	18,746	3,196	21,942

	$45,882	$5,284	$51,166

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2016 Annual Report. The common share dividend payout ratio was 11.2% in 2016, 14.0% in 2015, 19.1% in 2014, 23.1% in 2013 and 21.1% in 2012.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 76 of the 2016 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 15 through 17 of the 2016 Annual Report) for the statistical disclosures for short-term borrowings for 2016 and 2015.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The recent election of a new United States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the rest of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. As a result, our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.

A SUBSTANTIAL AMOUNT OF OUR LOAN PORTFOLIO CONSISTS OF RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2016, approximately 23.4% and 52.8%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT INFORMATION, WHETHER THROUGH A BREACH OF OUR COMPUTER SYSTEMS OR OTHERWISE, COULD SEVERELY HARM OUR BUSINESS.

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our third-party vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.

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

LEGISLATIVE OR REGULATORY CHANGES OR ACTIONS COULD ADVERSELY IMPACT OUR BUSINESS.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry. In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Civista may also increase. The FDIC recently adopted rules revising its assessments in a manner benefitting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

THE TRADING VOLUMES FOR OUR COMMON SHARES MAY NOT PROVIDE ADEQUATE LIQUIDITY FOR INVESTORS.

Our common shares and our depositary shares are both listed on the NASDAQ Capital Market; however, the average daily trading volume in our common shares and our depositary shares is less than that of many larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the current daily average trading volume of our common and of our depositary shares, significant sales of those in a brief period of time, or the expectation of these sales, could cause a material decline in the price of those shares.

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

WE DO NOT HAVE ASSURANCE REGARDING THE FUTURE REVENUES OF OUR TAX REFUND PROGRAM.

The revenues from our tax refund program are based upon a contract with a third party. While the contract has a term of three years expiring October 31, 2019 and contains provisions for automatic renewal after that term, the amount to be paid to us is not fixed for any period after 2017. As a result, the amount paid to us may fluctuate after 2017, and there is no assurance that the parties will be able to negotiate compensation that is acceptable to us after that year.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2) and Quincy. Civista leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty, Dayton and Willard. Civista also leases a loan production office in Mayfield Heights, Ohio.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, CBI or Civista may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, CBI cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CBI.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Stock and Shareholder Matters” located on page 3 of the 2016 Annual Report.

As of February 17, 2017, there were approximately 1,174 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during 2016.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2016 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 21 of the 2016 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 22 through 23 of the 2016 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 29 through 101 of the 2016 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 99 of the 2016 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2016 and 2015

Consolidated Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

Consolidated Comprehensive Income Statements

For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants on matters of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2016, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 25 through 27 of the 2016 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2016 that was not reported.

PART III

Item  10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2017 Proxy Statement is incorporated herein by reference in response to this Item.

Item  11. Executive Compensation.

The information contained under the captions “Executive Compensation” and “2016 Compensation of Directors” in the 2017 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2017 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the 2014 Incentive Plan at December 31, 2016.

Plan category	(a) Number of Common Shares to be issued upon Exercise Of outstanding options, Warrants and rights (1)	(b) Weighted-average Exercise price of Outstanding options, warrants and rights (2)	(c) Number of common Shares remaining Available for future Issuance under equity Compensation plans (excluding common shares reflected in column (a)
Equity compensation plans approved by shareholders	—	—	317,280
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	317,280

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance” in the 2017 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2017 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1	Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 29 through 101 of the 2016 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2016 and 2015

Consolidated Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

Consolidated Comprehensive Income Statements

For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).	Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc..	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.5	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)

10.6	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	Civista Bancshares, Inc. 2016 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of CBI	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from Civista Bancshares, Iınc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Civista Bancshares, Inc.

By	/s/ James O. Miller
James O. Miller, President (Principal Executive Officer)

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2017 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

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
Chairman of the Board
(Principal Executive Officer)

/s/ Dennis E. Murray, Jr.
Dennis E. Murray, Jr., Director

CIVISTA BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).	Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc..	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)

4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.

10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).

10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

10.5	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)

10.6	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.

13.1	Civista Bancshares, Inc. 2016 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith

21.1	Subsidiaries of CBI	Included herewith

23.1	Consent of S.R. Snodgrass, P.C.	Included herewith

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101	The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements .

*	Management contract or compensatory plan or arrangement