Form 10-Q
period 2017-03-31
CIVISTA BANCSHARES, INC.
filed 2017-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 5, 2017 - 10,159,181 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from financial institutions	$182,446	$36,695
Securities available for sale	223,245	195,864
Loans held for sale	1,740	2,268
Loans, net of allowance of $13,300 and $13,305	1,061,940	1,042,201
Other securities	14,072	14,055
Premises and equipment, net	17,952	17,920
Accrued interest receivable	4,460	3,854
Goodwill	27,095	27,095
Other intangibles	1,632	1,784
Bank owned life insurance	24,696	24,552
Other assets	9,737	10,975

Total assets	$1,569,015	$1,377,263

LIABILITIES
Deposits
Noninterest-bearing	$569,749	$345,588
Interest-bearing	741,704	775,515

Total deposits	1,311,453	1,121,103
Federal Home Loan Bank advances	15,000	48,500
Securities sold under agreements to repurchase	23,674	28,925
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	14,724	11,692

Total liabilities	1,394,278	1,239,647

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred stock, $1,000 liquidation preference, 19,138 shares issued at March 31, 2017 and 20,481 shares issued at December 31, 2016, net of issuance costs	17,708	18,950
Common shares, no par value, 20,000,000 shares authorized, 10,891,034 shares issued at March 31, 2017 and 9,091,473 shares issued at December 31, 2016	153,167	118,975
Retained earnings	23,073	19,263
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(1,976)	(2,337)

Total shareholders’ equity	174,737	137,616

Total liabilities and shareholders’ equity	$1,569,015	$1,377,263

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$11,777	$11,317
Taxable securities	847	801
Tax-exempt securities	712	655
Federal funds sold and other	356	280

Total interest income	13,692	13,053

Interest expense
Deposits	465	490
Federal Home Loan Bank advances	88	110
Subordinated debentures	241	212
Other	6	6

Total interest expense	800	818

Net interest income	12,892	12,235
Provision for loan losses	—	—

Net interest income after provision for loan losses	12,892	12,235

Noninterest income
Service charges	1,045	1,129
Net loss on securities available for sale	—	(5)
Net gain on sale of loans	257	394
ATM fees	510	508
Trust fees	707	634
Bank owned life insurance	144	114
Tax refund processing fees	2,200	2,200
Other	275	286

Total noninterest income	5,138	5,260

Noninterest expense
Salaries, wages and benefits	7,118	6,324
Net occupancy expense	658	631
Equipment expense	329	296
Contracted data processing	388	355
FDIC assessment	165	252
State franchise tax	257	218
Professional services	451	501
Amortization of intangible assets	167	183
ATM expense	254	121
Marketing	252	287
Other operating expenses	1,463	1,739

Total noninterest expense	11,502	10,907

Income before taxes	6,528	6,588
Income tax expense	1,893	1,863

Net Income	4,635	4,725
Preferred stock dividends	319	391

Net income available to common shareholders	$4,316	$4,334

Earnings per common share, basic	$0.47	$0.55

Earnings per common share, diluted	$0.40	$0.43

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Comprehensive Income Statements (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016
Net income	$4,635	$4,725

Other comprehensive income:
Unrealized holding gains on available for sale securities	452	1,906
Tax effect	(153)	(648)
Pension liability adjustment	94	83
Tax effect	(32)	(28)

Total other comprehensive income	361	1,313

Comprehensive income	$4,996	$6,038

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

							Accumulated
	Preferred Shares		Common Shares				Other	Total
	Outstanding		Outstanding		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Shares	Loss	Equity
Balance, December 31, 2016	20,481	$18,950	8,343,509	$118,975	$19,263	$(17,235)	$(2,337)	$137,616
Net Income	—	—	—	—	4,635	—	—	4,635
Other comprehensive income	—	—	—	—	—	—	361	361
Conversion of Series B preferred shares to common shares	(1,343)	(1,242)	171,663	1,242	—	—	—	—
Common stock issuance, net of costs			1,610,000	32,829				32,829
Stock-based compensation	—	—	17,898	121	—	—	—	121
Common stock dividends ($0.06 per share)	—	—	—	—	(506)	—	—	(506)
Preferred stock dividend	—	—	—	—	(319)	—	—	(319)

Balance, March 31, 2017	19,138	$17,708	10,143,070	$153,167	$23,073	$(17,235)	$(1,976)	$174,737

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016
Net cash from operating activities	$8,999	$17,632

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	6,911	6,035
Purchases of securities, available-for-sale	(34,158)	(10,043)
Purchases of other securities	(17)	(98)
Purchase of bank owned life insurance	—	(3,000)
Net loan originations	(19,344)	(3,076)
Loans purchased, installment	—	(1,060)
Proceeds from sale of other real estate owned properties	22	86
Proceeds from sale of premises and equipment	139	—
Premises and equipment purchases	(404)	(126)

Net cash used for investing activities	(46,851)	(11,282)

Cash flows from financing activities:
Repayment of long-term FHLB advances	(2,500)	—
Net change in short-term FHLB advances	(31,000)	(53,700)
Increase in deposits	190,350	227,747
Decrease in securities sold under repurchase agreements	(5,251)	(768)
Net proceeds from common stock issuance	32,829	—
Common dividends paid	(506)	(392)
Preferred dividends paid	(319)	(391)

Net cash provided by financing activities	183,603	172,496

Increase in cash and due from financial institutions	145,751	178,846
Cash and due from financial institutions at beginning of period	36,695	35,561

Cash and due from financial institutions at end of period	$182,446	$214,407

Cash paid during the period for:
Interest	$879	$814
Income taxes	$—	$—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	$78	$9
Transfer of premises to held-for-sale	$3	$—
Transfer of loans held for sale to portfolio	$419	$—
Conversion of preferred shares to common shares	$1,242	$—

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2017 and its results of operations and changes in cash flows for the periods ended March 31, 2017 and 2016 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2016 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $254,642, or 23.6% of total loans, as of March 31, 2017 and the other is to Lessors of Residential Buildings and Dwellings totaling $144,119, or 13.4% of total loans, as of March 31, 2017. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2017. Revenue from Water St. was less than 1.0% of total revenue through March 31, 2017. Management considers the Company to operate primarily in one reportable segment, banking.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders’ equity.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

is permitted for any entity in any interim or annual period. Adoption of this Update did not have a significant impact on the Company’s financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard in this Update requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, butcannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”), which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,037	$133	$(72)	$37,098
Obligations of states and political subdivisions	100,333	3,569	(429)	103,473
Mortgage-backed securities in government sponsored entities	81,898	560	(541)	81,917

Total debt securities	219,268	4,262	(1,042)	222,488
Equity securities in financial institutions	481	276	—	757

Total	$219,749	$4,538	$(1,042)	$223,245

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,406	$117	$(77)	$37,446
Obligations of states and political subdivisions	92,177	3,395	(574)	94,998
Mortgage-backed securities in government sponsored entities	62,756	483	(597)	62,642

Total debt securities	192,339	3,995	(1,248)	195,086
Equity securities in financial institutions	481	297	—	778

Total	$192,820	$4,292	$(1,248)	$195,864

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2017, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,158	$6,158
Due after one year through five years	31,702	31,851
Due after five years through ten years	30,831	32,437
Due after ten years	68,679	70,125
Mortgage-backed securities	81,898	81,917
Equity securities	481	757

Total securities available for sale	$219,749	$223,245

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended
	March 31,
	2017	2016
Sale proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—
Losses from securities called or settled by the issuer	—	(5)

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $143,203 and $139,179 as of March 31, 2017 and December 31, 2016, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2017 and December 31, 2016 not recognized in income are as follows:

March 31, 2017	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$14,197	$(57)	$851	$(15)	$15,048	$(72)
Obligations of states and political subdivisions	16,584	(412)	515	(17)	17,099	(429)
Mortgage-backed securities in gov’t sponsored entities	42,246	(515)	2,075	(26)	44,321	(541)

Total temporarily impaired	$73,027	$(984)	$3,441	$(58)	$76,468	$(1,042)

December 31, 2016	12 Months or less		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,271	$(61)	$893	$(16)	$14,164	$(77)
Obligations of states and political subdivisions	17,167	(558)	519	(16)	17,686	(574)
Mortgage-backed securities in gov’t sponsored entities	35,453	(566)	2,849	(31)	38,302	(597)

Total temporarily impaired	$65,891	$(1,185)	$4,261	$(63)	$70,152	$(1,248)

At March 31, 2017, there were sixty-seven securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31,	December 31,
	2017	2016
Commercial and agriculture	$139,449	$135,462
Commercial real estate- owner occupied	167,904	161,364
Commercial real estate- non-owner occupied	400,411	395,931
Residential real estate	255,578	247,308
Real estate construction	55,266	56,293
Farm Real Estate	38,035	41,170
Consumer and other	18,597	17,978

Total loans	1,075,240	1,055,506
Allowance for loan losses	(13,300)	(13,305)

Net loans	$1,061,940	$1,042,201

Included in total loans above are deferred loan fees of $148 at March 31, 2017 and $94 at December 31, 2016.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,300 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2017. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016.

Allowance for loan losses:

March 31, 2017	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(1)	$56	$(504)	$1,569
Commercial Real Estate:
Owner Occupied	2,171	—	2	86	2,259
Non-Owner Occupied	4,606	—	5	(68)	4,543
Residential Real Estate	3,089	(89)	55	(33)	3,022
Real Estate Construction	420	—	5	(12)	413
Farm Real Estate	442	—	—	(35)	407
Consumer and Other	314	(41)	3	78	354
Unallocated	245	—	—	488	733

Total	$13,305	$(131)	$126	$—	$13,300

For the three months ended March 31, 2017, the allowance for Commercial & Agriculture loans was reduced by a decrease in general reserves as a result of lower loss rates, offset by an increase in the specific reserves required for this type. The result of these changes was represented as a decrease in the provision. The increase in allowance for Commercial Real Estate – Owner Occupied was due to an increase in the specific reserves required for this type, but also to an increase in general reserves due to higher loan balances, offset by a decrease in loss rates. The allowance for Commercial Real Estate – Non-Owner Occupied loans was reduced by a decrease in loss rates required for this type. The result of these changes was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to lower outstanding loan balances for this type of loan and recoveries, which was represented as a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in classified loans for this type. The result of these changes was represented as a decrease in the provision. The allowance for Consumer and Other loans was increased by an increase in general reserves required for this type as a result of higher loss rates. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2017 and December 31, 2016.

March 31, 2017	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:

Commercial & Agriculture	$81	$243	$1,245	$1,569
Commercial Real Estate:
Owner Occupied	—	81	2,178	2,259
Non-Owner Occupied	—	—	4,543	4,543
Residential Real Estate	81	115	2,826	3,022
Real Estate Construction	—	—	413	413
Farm Real Estate	—	—	407	407
Consumer and Other	—	—	354	354
Unallocated	—	—	733	733

Total	$162	$439	$12,699	$13,300

Outstanding loan balances:

Commercial & Agriculture	$87	$1,722	$137,640	$139,449
Commercial Real Estate:
Owner Occupied	—	1,875	166,029	167,904
Non-Owner Occupied	—	358	400,053	400,411
Residential Real Estate	160	1,657	253,761	255,578
Real Estate Construction	—	—	55,266	55,266
Farm Real Estate	—	614	37,421	38,035
Consumer and Other	—	—	18,597	18,597

Total	$247	$6,226	$1,068,767	$1,075,240

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2016	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:

Commercial & Agriculture	$86	$82	$1,850	$2,018
Commercial Real Estate:
Owner Occupied	—	4	2,167	2,171
Non-Owner Occupied	—	—	4,606	4,606
Residential Real Estate	89	102	2,898	3,089
Real Estate Construction	—	—	420	420
Farm Real Estate	—	—	442	442
Consumer and Other	—	—	314	314
Unallocated	—	—	245	245

Total	$175	$188	$12,942	$13,305

Outstanding loan balances:

Commercial & Agriculture	$88	$1,983	$133,391	$135,462
Commercial Real Estate:
Owner Occupied	—	1,896	159,468	161,364
Non-Owner Occupied	—	359	395,572	395,931
Residential Real Estate	168	1,686	245,454	247,308
Real Estate Construction	—	—	56,293	56,293
Farm Real Estate	—	614	40,556	41,170
Consumer and Other	—	1	17,977	17,978

Total	$256	$6,539	$1,048,711	$1,055,506

The following tables present credit exposures by internally assigned grades for the periods ended March 31, 2017 and December 31, 2016. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$131,626	$4,941	$2,882	$—	$139,449
Commercial Real Estate:
Owner Occupied	156,728	5,377	5,799	—	167,904
Non-Owner Occupied	397,993	1,885	533	—	400,411
Residential Real Estate	62,235	1,628	6,745	—	70,608
Real Estate Construction	48,790	16	27	—	48,833
Farm Real Estate	32,035	3,832	2,168	—	38,035
Consumer and Other	1,814	—	81	—	1,895

Total	$831,221	$17,679	$18,235	$—	$867,135

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$127,867	$4,300	$3,295	$—	$135,462
Commercial Real Estate:
Owner Occupied	151,659	4,016	5,689	—	161,364
Non-Owner Occupied	393,592	1,676	663	—	395,931
Residential Real Estate	59,015	1,661	6,911	—	67,587
Real Estate Construction	50,678	16	27	—	50,721
Farm Real Estate	31,814	5,673	3,683	—	41,170
Consumer and Other	2,135	—	109	—	2,244

Total	$816,760	$17,342	$20,377	$—	$854,479

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2017 and December 31, 2016 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
March 31, 2017
Performing	$184,970	$6,433	$16,695	$208,098
Nonperforming	—	—	7	7

Total	$184,970	$6,433	$16,702	$208,105

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2016
Performing	$179,721	$5,572	$15,725	$201,018
Nonperforming	—	—	9	9

Total	$179,721	$5,572	$15,734	$201,027

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2017 and December 31, 2016.

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$211	$29	$87	$327	$139,035	$87	$139,449	$—
Commercial Real Estate:
Owner Occupied	803	—	1,172	1,975	165,929	—	167,904	—
Non-Owner Occupied	651	11	315	977	399,434	—	400,411	—
Residential Real Estate	2,156	133	922	3,211	252,207	160	255,578	—
Real Estate Construction	—	—	27	27	55,239	—	55,266	—
Farm Real Estate	—	—	—	—	38,035	—	38,035	—
Consumer and Other	282	15	9	306	18,291	—	18,597	7

Total	$4,103	$188	$2,532	$6,823	$1,068,170	$247	$1,075,240	$7

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$156	$20	$152	$328	$135,046	$88	$135,462	$—
Commercial Real Estate:
Owner Occupied	722	553	280	1,555	159,809	—	161,364	—
Non-Owner Occupied	147	—	316	463	395,468	—	395,931	—
Residential Real Estate	1,812	507	1,049	3,368	243,772	168	247,308	—
Real Estate Construction	—	—	27	27	56,266	—	56,293	—
Farm Real Estate	93	—	—	93	41,077	—	41,170	—
Consumer and Other	215	31	31	277	17,701	—	17,978	9

Total	$3,145	$1,111	$1,855	$6,111	$1,049,139	$256	$1,055,506	$9

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2017 and December 31, 2016.

	2017	2016
Commercial & Agriculture	$1,505	$1,622
Commercial Real Estate:
Owner Occupied	2,354	1,461
Non-Owner Occupied	337	464
Residential Real Estate	3,090	3,266
Real Estate Construction	27	27
Farm Real Estate	1	2
Consumer and Other	76	101

Total	$7,390	$6,943

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2017, TDRs accounted for $444 of the allowance for loan losses. As of December 31, 2016, TDRs accounted for $278 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There were no loans modified in a troubled debt restructuring during the three-month period ended March 31, 2017. Loan modifications that are considered TDRs completed during the three-month period ended March 31, 2016 were as follows:

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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. During both the three-month periods ended March 31, 2017 and March 31, 2016, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$979	$979		$1,230	$1,751
Commercial Real Estate:
Owner Occupied	953	988		1,658	1,803
Non-Owner Occupied	358	385		359	386
Residential Real Estate	1,218	1,417		1,259	1,590
Farm Real Estate	614	614		614	614
Consumer and Other	—	—		1	1

Total	4,122	4,383		5,121	6,145

With an allowance recorded:
Commercial & Agriculture	743	1,293	$243	753	1,303	$82
Commercial Real Estate:
Owner Occupied	922	922	81	238	238	4
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	439	443	115	427	431	102
Farm Real Estate	—	—	—	—	—	—

Total	2,104	2,658	439	1,418	1,972	188

Total:
Commercial & Agriculture	1,722	2,272	243	1,983	3,054	82
Commercial Real Estate:
Owner Occupied	1,875	1,910	81	1,896	2,041	4
Non-Owner Occupied	358	385	—	359	386	—
Residential Real Estate	1,657	1,860	115	1,686	2,021	102
Farm Real Estate	614	614	—	614	614	—
Consumer and Other	—	—	—	1	1	—

Total	$6,226	$7,041	$439	$6,539	$8,117	$188

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2017 and 2016.

For the three months ended:	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,852	$6	$1,697	$3
Commercial Real Estate - Owner Occupied	1,886	22	1,895	25
Commercial Real Estate - Non-Owner Occupied	358	—	1,862	4
Residential Real Estate	1,671	16	1,753	19
Real Estate Construction	—	—	—	—
Farm Real Estate	614	6	1,175	4
Consumer and Other	1	—	3	—

Total	$6,382	$50	$8,385	$55

Changes in the amortizable yield for PCI loans were as follows, since acquisition, for the three-month periods ended March 31, 2017 and 2016:

	At March 31, 2017	At March 31, 2016
	(In Thousands)	(In Thousands)
Balance at beginning of period	$49	$80
Acquisition of impaired loans	—	—
Accretion	(9)	(6)

Balance at end of period	$40	$74

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2017	At December 31, 2016
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$832	$850
Carrying amount	247	256

There has been $162 and $113 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2017 and March 31, 2016, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2017 and December 31, 2016, a total of $88 and $37, respectively of foreclosed assets were included with other assets. As of March 31, 2017, included within the foreclosed assets is $88 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2017 and December 31, 2016, the Company had initiated formal foreclosure procedures on $580 and $710, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three-month periods ended March 31, 2017 and 2016.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2017			March 31, 2016
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,008	$(4,345)	$(2,337)	$3,554	$(4,049)	$(495)

Other comprehensive income before reclassifications	299	—	299	1,261	—	1,261

Amounts reclassified from accumulated other comprehensive loss	—	62	62	(3)	55	52

Net current-period other comprehensive income	299	62	361	1,258	55	1,313

Ending balance	$2,307	$(4,283)	$(1,976)	$4,812	$(3,994)	$818

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended March 31, 2017		For the three months ended March 31, 2016		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—		$5		Net loss on securities available for sale
Tax effect	—		(2)		Income tax expense

	—		3		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(94	) (b)	(83	) (b)	Salaries, wages and benefits
Tax effect	32		28		Income tax expense

	(62)		(55)		Net of tax

Total reclassifications for the period	$(62)		$(52)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at March 31, 2017 and December 31, 2016. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2016 and concluded that the Company’s goodwill was not impaired at December 31, 2016.

There was no change in the carrying amount of goodwill for the periods ended March 31, 2017 and 2016.

Acquired intangible assets, other than goodwill, as of March 31, 2017 and March 31, 2016 were as follows:

	2017			2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets(1):
MSRs	$938	$261	$677	$781	$177	$604
Core deposit intangibles	7,274	6,319	955	7,274	5,636	1,638

Total amortized intangible assets	$8,212	$6,580	$1,632	$8,055	$5,813	$2,242

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $167 and $183 for the three-months ended March 31, 2017 and 2016, respectively.

Aggregate mortgage servicing rights amortization was $11 and $15 for the three-months ended March 31, 2017 and 2016, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

		Core deposit
	MSRs	intangibles	Total
2017	$28	$420	$448
2018	38	111	149
2019	38	88	126
2020	38	71	109
2021	38	68	106
Thereafter	497	197	694

	$677	$955	$1,632

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At March 31, 2017		At December 31, 2016
	Federal		Federal
	Funds	Short-term	Funds	Short-term
	Purchased	Borrowings	Purchased	Borrowings
Outstanding balance	$—	$—	$—	$31,000
Maximum indebtedness	—	51,800	20,000	70,400
Average balance	—	12,872	116	10,483
Average rate paid	—	0.68%	0.86%	0.42%
Interest rate on balance	—	—	—	0.64%

Average balance during the year represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at December 31, 2016.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2017 and December 31, 2016. All of the repurchase agreements are overnight agreements.

	March 31, 2017	December 31, 2016
Securities pledged for repurchase agreements:
U.S. Treasury securities	$817	$1,761
Obligations of U.S. government agencies	22,857	27,164

Total securities pledged	$23,674	$28,925

Gross amount of recognized liabilities for repurchase agreements	$23,674	$28,925

Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three months ended
	March 31,
	2017	2016
Basic
Net income	$4,635	$4,725
Preferred stock dividends	319	391

Net income available to common shareholders - basic	$4,316	$4,334

Weighted average common shares outstanding - basic	9,100,330	7,845,768

Basic earnings per common share	$0.47	$0.55

Diluted
Net income available to common shareholders - basic	$4,316	$4,334
Preferred stock dividends	319	391

Net income available to common shareholders - diluted	$4,635	$4,725

Weighted average common shares outstanding for basic earnings per common share basic	9,100,330	7,845,768
Add: Dilutive effects of convertible preferred shares	2,508,003	3,078,245

Average shares and dilutive potential common shares outstanding - diluted	11,608,333	10,924,013

Diluted earnings per common share	$0.40	$0.43

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the quarters ended March 31, 2017 and March 31, 2016, there were 2,508,003 and 3,078,245, respectively, of average dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2017 and December 31, 2016:

	Contract Amount
	March 31, 2017		December 31, 2016
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitment to extend credit:
Lines of credit and construction loans	$6,309	$240,253	$6,905	$202,923
Overdraft protection	6	23,229	5	29,075
Letters of credit	623	317	600	349

	$6,938	$263,799	$7,510	$232,347

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.00% at March 31, 2017 and 3.25% to 8.75% at December 31, 2016, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $56,627 on March 31, 2017 and $2,887 on December 31, 2016.

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

Net periodic pension benefit was as follows:

	Three months ended March 31,
	2017	2016
Service cost	$—	$—
Interest cost	167	170
Expected return on plan assets	(278)	(274)
Other components	94	83

Net periodic pension benefit	$(17)	$(21)

The total amount of pension contributions expected to be paid by the Company in 2017 is $500. The Company contributed $500 in 2016.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 299,382 shares available for future grants under this plan at March 31, 2017.

During each of the last three years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

On March 17, 2015, certain officers were awarded an aggregate of 16,983 restricted common shares, of which 5,657 shares vested on January 2, 2016 and 5,519 shares vested on January 2, 2017. In addition, 284 shares were forfeited on May 13, 2016. The remaining 5,523 of the restricted common shares are scheduled to vest on January 2, 2018.

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

On January 15, 2016, certain of the Company’s lending officers were awarded an aggregate of 12,734 restricted common shares under the 2014 Incentive Plan. These restricted shares vest over a 5-year service period, with 20% each vesting on January 2 of 2017, 2018, 2019, 2020 and 2021. A total of 2,474 of the restricted shares granted, but unvested, were forfeited during 2016 as a result of two lending officers leaving the Company. As a result, a total of 1,558 restricted shares granted, but unvested, were forfeited. On January 2, 2017, 2,048 shares vested.

On March 11, 2016, senior officers were awarded an aggregate of 16,130 restricted common shares, which vest over a three-year service period, with one-third each vesting on January 2 of 2017, 2018 and 2019. On May 13, 2016, 382 shares were forfeited. In addition, on January 2, 2017, 5,243 shares vested.

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

On March 20, 2017, certain of the Company’s lending officers were awarded an aggregate of 6,185 restricted common shares under the 2014 Incentive Plan. These restricted shares vest over a 5-year service period, with 20% each vesting on January 2 of 2018, 2019, 2020, 2021 and 2022.

Finally, on March 20, 2017, senior officers were awarded an aggregate of 11,713 restricted common shares, which vest over a three-year service period, with one-third each vesting on January 2 of 2018, 2019 and 2020.

No options had been granted under the 2014 Incentive Plan as of March 31, 2017 and 2016.

The Company classifies share-based compensation for employees with “Salaries, wages and benefits” in the consolidated statements of operations. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows, and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as an operating cash flow.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s restricted shares as of March 31, 2017, and changes therein during the three months ended:

	Three months ended
	March 31, 2017
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	37,050	$10.77
Granted	17,898	22.15
Vested	(12,810)	10.76
Forfeited	—	—

Nonvested at March 31, 2017	42,138	15.60

During the three months ended March 31, 2017, the Company recorded $121 of share-based compensation expense for shares granted under the 2014 Incentive Plan. At March 31, 2017, the expected future compensation expense relating to the 16,983 restricted shares awarded in 2015 is $27 over the remaining vesting period of 0.75 years. The expected future compensation expense relating to the 16,130 restricted shares awarded in 2016 to the officers and Civista directors is $59 over the remaining vesting period of 1.75 years. The expected future compensation expense relating to the 11,713 restricted shares awarded in 2017 to the officers and Civista directors is $165 over the remaining vesting period of 2.75 years. The expected future compensation expense relating to the 12,734 restricted common shares awarded to lending officers of the Company in 2016 is $83 over the remaining vesting period of 3.75 years. The expected future compensation expense relating to the 6,185 restricted common shares awarded to lending officers of the Company in 2017 is $134 over the remaining vesting period of 4.75 years.

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

The fair value of the swap asset/liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date and classified Level 2. The changes in fair value of these assets/liabilities had no impact on net income or comprehensive income.

Impaired loans: The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level 3 measurement.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at March 31, 2017 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$37,098	$—
Obligations of states and political subdivisions	—	103,473	—
Mortgage-backed securities in government sponsored entities	—	81,917	—
Equity securities in financial institutions	—	757	—
Swap asset	—	1,760	—

Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,760	—

Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,393
Other real estate owned	—	—	88

	Fair Value Measurements at December 31, 2016 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$37,446	$—
Obligations of states and political subdivisions	—	94,998	—
Mortgage-backed securities in government sponsored entities	—	62,642	—
Equity securities in financial institutions	—	778	—
Swap asset	—	1,839	—

Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,839	—

Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$952
Other real estate owned	—	—	37

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2017	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,393	Appraisal of collateral	Appraisal adjustments	10% - 47%	46%
			Liquidation expense	0% - 10%	6%
			Holding period	0 - 30 months	19 months
Other real estate owned	$88	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$952	Appraisal of collateral	Appraisal adjustments	10% - 67%	64%
			Liquidation expense	0% - 10%	4%
			Holding period	0 - 30 months	19 months
Other real estate owned	$37	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows:

	Carrying	Total
March 31, 2017	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$182,446	$182,446	$182,446	$—	$—
Securities available for sale	223,245	223,245	—	223,245	—
Other securities	14,072	14,072	14,072	—	—
Loans, held for sale	1,740	1,740	1,740	—	—
Loans, net of allowance for loan losses	1,061,940	1,065,157	—	—	1,065,157
Bank owned life insurance	24,696	24,696	24,696	—	—
Accrued interest receivable	4,460	4,460	4,460	—	—
Swap asset	1,760	1,760	—	1,760	—

Financial Liabilities:
Nonmaturing deposits	1,146,665	1,146,340	1,146,340	—	—
Time deposits	164,788	165,017	—	—	165,017
Long-term FHLB advances	15,000	15,014	—	—	15,014
Securities sold under agreement to repurchase	23,674	23,674	23,674	—	—
Subordinated debentures	29,427	28,221	—	—	28,221
Accrued interest payable	102	102	102	—	—
Swap liability	1,760	1,760	—	1,760	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Carrying	Total
December 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$36,695	$36,695	$36,695	$—	$—
Securities available for sale	195,864	195,864	—	195,864	—
Loans, held for sale	2,268	2,268	2,268	—	—
Loans, net of allowance for loan losses	1,042,201	1,047,329	—	—	1,047,329
Other securities	14,055	14,055	14,055	—	—
Bank owned life insurance	24,552	24,552	24,552	—	—
Accrued interest receivable	3,854	3,854	3,854	—	—
Swap asset	1,839	1,839	—	1,839	—

Financial Liabilities:
Nonmaturing deposits	913,677	913,677	913,677	—	—
Time deposits	207,426	207,784	—	—	207,784
Short-term FHLB advances	31,000	31,007	31,007	—	—
Long-term FHLB advances	17,500	17,553	—	—	17,553
Securities sold under agreement to repurchase	28,925	28,925	28,925	—	—
Subordinated debentures	29,427	27,414	—	—	27,414
Accrued interest payable	181	181	181	—	—
Swap liability	1,839	1,839	—	1,839	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of March 31, 2017.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$54,616	5.09%	$31	Monthly
Derivative Liabilities	(54,616)	-5.09%	(31)	Monthly

Net Exposure	$—		$—

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2016.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$52,975	5.07%	$30	Monthly
Derivative Liabilities	(52,975)	-5.07%	(30)	Monthly

Net Exposure	$—		$—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At March 31, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $2,672 and $2,754, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $3,020 and $2,313 at March 31, 2017 and December 31, 2016, respectively.

During the quarters ended March 31, 2017 and 2016, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $82 and $77, offset by tax credits and other benefits from its investment in affordable housing tax credits of $138 and $147, respectively. During the quarters ended March 31, 2017 and 2016, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2017 compared to December 31, 2016, and the consolidated results of operations for the three-month period ended March 31, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at March 31, 2017 were $1,569,015 compared to $1,377,263 at December 31, 2016, an increase of $191,752, or 13.9%. The increase in total assets was mainly attributable to an increase in cash and due from financial institutions, securities available for sale and loans. Total liabilities at March 31, 2017 were $1,394,278 compared to $1,239,647 at December 31, 2016, an increase of $154,631, or 12.5%. The increase in total liabilities was mainly attributable to an increase in total deposits and accrued interest, taxes and other expenses offset by a decrease in FHLB overnight advances.

Cash and due from financial institutions have increased $145,751 or 397.2% since December 31, 2016, due primarily to additional cash balances related to the tax refund processing program. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2016 over the next two quarters.

Loans outstanding as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Commercial & Agriculture	$139,449	$135,462
Commercial Real Estate - Owner Occupied	167,904	161,364
Commercial Real Estate - Non-Owner Occupied	400,411	395,931
Residential Real Estate	255,578	247,308
Real Estate Construction	55,266	56,293
Farm Real Estate	38,035	41,170

Consumer and Other	18,597	17,978

Total loans	1,075,240	1,055,506
Allowance for loan losses	(13,300)	(13,305)

Net loans	$1,061,940	$1,042,201

Net loans have increased $19,739 or 1.9% since December 31, 2016. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, and Consumer and Other loan portfolios increased $3,987, $6,540, $4,480, $8,270 and $619, respectively, since December 31, 2016, while the Real Estate Construction and Farm Real Estate loan portfolios have decreased $1,027 and $3,135, respectively, since December 31, 2016.

Loans held for sale have decreased $528 or 23.3% since December 31, 2016, due to a decrease in the amount of time originations remained on the Company’s books before they were sold during the first three months of 2017. At March 31, 2017, the net loan to deposit ratio was 81.0% compared to 93.0% at December 31, 2016. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

For the three months of operations in 2017 and 2016, $0 was placed into the allowance for loan losses from earnings. Specific reserve required for loans increased as well as net charge-offs compared to a year ago. Net charge-offs for the first three months of 2017 totaled $5, compared to a net recovery $72 in the first three months of 2016. For the first three months of 2017, the Company charged off a total of twelve loans. Five Real Estate Mortgage loans totaling $89, one Commercial and Agriculture loan totaling $1 and six Consumer and Other loans totaling $41 were charged off in the first three months of the year. In addition, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $56, Commercial Real Estate – Owner Occupied loans of $2, Commercial Real Estate – Non-Owner Occupied loans of $5, Real Estate Mortgage loans of $55, Real Estate Construction loans of $5 and Consumer and Other loans of $3 in the first three months of 2017. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans have increased by $445 since December 31, 2016, which was due to an increase in loans on nonaccrual status of $447 and a decrease in loans past due 90 days and accruing of $2. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.24% at March 31, 2017 and 1.26% at December 31, 2016.

The available for sale security portfolio increased by $27,381, from $195,864 at December 31, 2016 to $223,245 at March 31, 2017. The increase in the available for sale security portfolio is due to the investment of the net proceeds from the public offering completed by the Company on February 24, 2017. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2017, the Company was in compliance with all pledging requirements.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Premises and equipment, net, have increased $35 from December 31, 2016 to March 31, 2017. The increase is the result of new purchases of $404, offset by disposals, net of gains of $72, depreciation of $297 and the transfer of $3 of assets to premises and equipment held for sale.

Bank owned life insurance (BOLI) increased $144 from December 31, 2016 to March 31, 2017. The difference is the result of increases in the cash surrender value of the underlying insurance policies.

Total deposits as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Noninterest-bearing demand	$569,749	$345,588
Interest-bearing demand	183,370	183,759
Savings and money market	393,546	384,330
Time deposits	164,788	207,426

Total Deposits	$1,311,453	$1,121,103

Total deposits at March 31, 2017 increased $190,350 from year-end 2016. Noninterest-bearing deposits increased $224,161 from year-end 2016, while interest-bearing deposits, including savings and time deposits, decreased $33,811 from December 31, 2016. The increase in noninterest-bearing deposits was primarily due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $224,120. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2016 over the next two quarters. The interest-bearing deposit decrease was mainly due to decreases in money market accounts and brokered deposits. The year-to-date average balance of total deposits increased $18,234 compared to the average balance of the same period in 2016 due to increases in cash related to the tax refund processing program and savings and money market accounts. The increase in average balance is due to increases of $16,230 in demand deposit accounts, $6,662 in brokered deposits, $9,631 in NOW accounts and $9,309 in statement saving accounts, offset by decreases of $18,694 in time certificates, $5,652 in CDARS deposits and $9,804 in interest-bearing public funds.

FHLB advances decreased $33,500 from December 31, 2016 to March 31, 2017. The decrease is due to a decrease in overnight funds of $31,000. In addition, on January 11, 2017, an FHLB advance in the amount of $2,500 matured. This advance had terms of one hundred and twenty months with a fixed rate of 4.25%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $5,251 from December 31, 2016 to March 31, 2017.

Accrued interest, taxes and other expenses increased $3,032 from December 31, 2016 to March 31, 2017. The increase is primarily the result of an increase in a clearing account related to the Company’s tax refund processing program and the purchase of securities during March that will settle in April.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Shareholders’ equity at March 31, 2017 was $174,737, or 11.1% of total assets, compared to $137,616, or 10.0% of total assets, at December 31, 2016. The increase in the ratio of equity to total assets was the result of increases in total assets as well as shareholders’ equity. The increase in shareholders’ equity resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,829. Shareholders’ equity was also positively impacted by net income of $4,635, a decrease in the Company’s pension liability, net of tax, of $62, an increase in the fair value of securities available for sale, net of tax, of $299 and offset by dividends on preferred stock and common stock of $319 and $506, respectively. Total outstanding common shares at March 31, 2017 were 10,143,070. Total outstanding common shares at December 31, 2016 were 8,343,509. The increase in common shares outstanding is the result of a public offering of 1,610,000 shares completed on February 24, 2017, the conversion of 1,343 shares of the Company’s previously issued preferred shares into 171,663 common shares and the grant of 17,898 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Three Months Ended March 31, 2017 and 2016

The Company had net income of $4,635 for the three months ended March 31, 2017, a decrease of $90 from net income of $4,725 for the same three months of 2016. Basic earnings per common share were $0.47 for the quarter ended March 31, 2017, compared to $0.55 for the same period in 2016. Diluted earnings per common share were $0.40 for the quarter ended March 31, 2017, compared to $0.43 for the same period in 2016. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2017 was $12,892, an increase of $657 from $12,235 in the same three months of 2016. Total interest income for the three months ended March 31, 2017 was $13,692, an increase of $639 from $13,053 in the same three months of 2016. Average earning assets increased 1.9% during the quarter ended March 31, 2017 as compared to the same period in 2016. Average loans and non-taxable securities for the first quarter of 2017 increased 6.7% and 6.2%, respectively, compared to the first quarter of last year. The increases were partially offset by a decrease in taxable securities and interest-bearing deposits in other banks. Interest-bearing deposits in other banks decreased due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit. The yield on the loan portfolio decreased 8 basis points for the first quarter of 2017 compared to the first quarter of last year. The yield on earning assets increased 13 basis points for the first quarter of 2017 compared to the first quarter of last year. Total interest expense for the three months ended March 31, 2017 was $800, a decrease of $18 from $818 in the same three months of 2016. Interest expense on deposits and FHLB borrowings decreased $25 and $22, respectively in the first quarter of 2017 compared to the same period in 2016. Average time deposits for the first quarter of 2017 decreased 9.3% compared to the first quarter of 2016. The interest rate paid on time deposits during the first quarter of 2017 increased by 1 basis points as compared to the same period in 2016. Average FHLB borrowings for the first quarter of 2017 decreased 26.0% compared to the first quarter of 2016. The interest rate paid on FHLB borrowings during the first quarter of 2017 increased 10 basis points as compared to the same period in 2016. The Company’s net interest margin for the three months ended March 31, 2017 and 2016 was 3.67% and 3.53%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2017 and 2016. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2017			2016
	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Assets:
Interest-earning assets:
Loans	$1,067,903	$11,777	4.47%	$1,000,720	$11,317	4.55%
Taxable securities	132,152	847	2.62%	137,795	801	2.38%
Non-taxable securities	78,810	712	5.69%	74,200	655	5.69%
Interest-bearing deposits in other banks	188,813	356	0.76%	227,738	280	0.49%

Total interest-earning assets	$1,467,678	13,692	3.89%	$1,440,453	13,053	3.76%

Noninterest-earning assets:
Cash and due from financial institutions	98,472			114,551
Premises and equipment, net	18,124			16,871
Accrued interest receivable	3,933			4,019
Intangible assets	28,827			29,447
Other assets	10,328			9,906
Bank owned life insurance	24,602			21,562
Less allowance for loan losses	(13,311)			(14,504)

Total Assets	$1,638,653			$1,622,305

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$577,809	$123	0.09%	$556,240	$113	0.08%
Time	189,985	342	0.73%	209,550	377	0.72%
FHLB	28,440	88	1.25%	38,436	110	1.15%
Subordinated debentures	29,427	241	3.32%	29,427	212	2.90%
Repuchase Agreements	23,581	6	0.10%	23,861	6	0.10%

Total interest-bearing liabilities	$849,242	800	0.38%	$857,514	818	0.38%

Noninterest-bearing deposits	624,315			608,085
Other liabilities	13,168			29,730
Shareholders’ Equity	151,928			126,976

Total Liabilities and Shareholders’ Equity	$1,638,653			$1,622,305

Net interest income and interest rate spread		$12,892	3.51%		$12,235	3.38%
Net interest margin			3.67%			3.53%

* -	All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2017 and 2016. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans	$746	$(286)	$460
Taxable securities	(34)	80	46
Nontaxable securities	43	14	57
Interest-bearing deposits in other banks	(54)	130	76

Total interest income	$701	$(62)	$639

Interest expense:
Demand and savings	$4	$6	$10
Time	(35)	—	(35)
FHLB	(30)	8	(22)
Subordinated debentures	—	29	29
Repurchase agreements	—	—	—

Total interest expense	$(61)	$43	$(18)

Net interest income	$762	$(105)	$657

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

No provision for loan losses was provided during the three months ended March 31, 2017 and 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Service charges	$1,045	$1,129
Net gain on sale of securities	—	(5)
Net gain on sale of loans	257	394
ATM fees	510	508
Trust fees	707	634
Bank owned life insurance	144	114
Tax refund processing fees	2,200	2,200
Other	275	286

Total noninterest income	$5,138	$5,260

Noninterest income for the three months ended March 31, 2017 was $5,138, a decrease of $122 or 2.3% from $5,260 for the same period of 2016. The primary reasons for the increase follow.

Service charge fee income for the period ended March 31, 2017 was $1,045, down $84 or 7.4% over the same period of 2016. The decrease is primarily due to decreases in business service charges and overdraft charges.

Gain on sale of loans decreased $137 during the first quarter of 2017 compared to the same period of 2016. The volume of loans sold during the first three months of 2017 was $12,408, down $2,000 or 13.9% as compared to the same period in 2016.

Trust fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Trust fee income increased $73 or 11.5% during the first quarter of 2017 compared to the same period in 2016. The increase is mainly related to general market increases in assets under management compared to the same period in 2016.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees were $2,200 for the first three months of 2017 and 2016. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Salaries, Wages and benefits	$7,118	$6,324
Net occupancy expense	658	631
Equipment expense	329	296
Contracted data processing	388	355
FDIC assessment	165	252
State franchise tax	257	218
Professional services	451	501
Amortization of intangible assets	167	183
ATM expense	254	121
Marketing	252	287
Other	1,463	1,739

Total noninterest expense	$11,502	$10,907

Noninterest expense for the three months ended March 31, 2017 was $11,502, an increase of $595, from $10,907 reported for the same period of 2016. The primary reasons for the increase follow.

Salary and other employee costs were $7,118, up $794 or 12.6% as compared to the same period of 2016. These increases are mainly due to an increase in payroll and payroll related expenses due to an increase in full time equivalent (FTE) employees and annual pay increases. FTE employees increased 13.2, to 341.3 FTE, as compared to the same period of 2016. In addition, incentive based costs and higher employee insurance costs increased, offset by a reduction in pension costs.

Net occupancy and equipment expense increased $60, or 6.5% from the same period of 2016, due to repair and maintenance expense.

FDIC assessments were $165, down $87 or 34.5% compared to the same period in 2016. The year-over-year decrease is the result of a new lower assessment rate schedule that became effective in 2016.

State franchise taxes were $257, up $39 or 17.9% compared to the same period in 2016. The year-over-year increase was attributable to an increase in equity capital. The financial institutions tax is based on equity capital.

Amortization expense decreased $16, or 8.7% from the same period of 2016, as a result of scheduled amortization of intangible assets associated with mergers.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ATM costs were $254, up $133 or 109.9% compared to the same period in 2016. The increase is primarily due to vendor credits that expired in the second quarter of 2016 and expenses incurred with the Company’s debit card program conversion.

Marketing costs were $252, down $35 or 12.2% compared to the same period in 2016. The decrease is due to a general decrease in marketing expenses.

Other operating expenses were $1,463, down $276 or 15.9% compared to the same period in 2016. The decrease is primarily due to lower collection and repossession expenses and bad check expenses in 2017 as compared to the same period in 2016.

Income tax expense for the three months ended March 31, 2017 totaled $1,893, up $30 compared to the same period in 2016. The effective tax rates for the three-month periods ended March 31, 2017 and March 31, 2016 were 29.0% and 28.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $174,737 at March 31, 2017 compared to $137,616 at December 31, 2016. The increase in shareholders’ equity resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,829. Shareholders’ equity was also positively impacted by net income of $4,635, a $62 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $299, which was offset by dividends on preferred stock and common stock of $319 and $506, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2017 and December 31, 2016 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios - March 31, 2017	17.1%	15.9%	11.7%	11.1%
Company Ratios - December 31, 2016	14.2%	13.0%	8.6%	10.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company paid a cash dividend of $0.06 per common share on February 1, 2017 and paid a cash dividend of $0.05 per common share on February 1, 2016. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017. In 2016, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $6,158, or 2.8% of the total security portfolio at March 31, 2017. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8,999 and $17,632 for the three months ended March 31, 2017 and 2016, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $46,851 and $11,282 for the three months ended March 31, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Deposit, borrowing and net proceeds from common equity offering cash flows have comprised most of our financing activities, which resulted in net cash provided by of $183,603 and $172,496 for the three months ended March 31, 2017 and 2016, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of March 31, 2017, Civista had total credit availability with the FHLB of $378,262 with standby letters of credit totaling $19,600 and a remaining borrowing capacity of approximately $343,662. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2016 and March 31, 2017, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2017 and December 31, 2016.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2016 and March 31, 2017. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

	Net Portfolio Value
	March 31, 2017			December 31, 2016
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	298,861	46,054	18%	229,366	31,559	16%
+100bp	281,808	29,001	11%	219,008	21,201	11%
Base	252,807	—	—	197,807	—	—
-100bp	231,244	(21,563)	-9%	186,624	(11,183)	-6%

The change in net portfolio value from December 31, 2016 to March 31, 2017, can be attributed to two factors. While the yield curve is nearly unchanged from the end of the year, both the volume and mix of assets and funding sources has changed. The additional volumes, related to the tax refund processing program, contributed to the mix of assets being relatively heavier in cash compared to the end of the year. This change in mix tends to decrease volatility. The funding volume and mix has shifted from borrowed money and CDs to deposits, which tends to increase volatility. The increased volume of cash and the shifts in mixes led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a decrease in the net portfolio value as the fair value of liabilities would increase more quickly than the fair value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2017, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2017; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	May 10, 2017
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2017
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1	Amended and restated Articles of Incorporation of the Company, as filed with the Ohio Secretary of State on December 4, 2015.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 1-36192)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2017; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith