Form 10-Q
period 2017-06-30
CIVISTA BANCSHARES, INC.
filed 2017-08-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 4, 2017—10,170,779 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

ASSETS	June 30, 2017	December 31, 2016
Cash and due from financial institutions	$39,515	$36,695
Securities available for sale	230,197	195,864
Loans held for sale	4,728	2,268
Loans, net of allowance of $13,047 and $13,305	1,087,770	1,042,201
Other securities	14,225	14,055
Premises and equipment, net	17,777	17,920
Accrued interest receivable	3,928	3,854
Goodwill	27,095	27,095
Other intangibles	1,494	1,784
Bank owned life insurance	24,839	24,552
Other assets	10,447	10,975

Total assets	$1,462,015	$1,377,263

LIABILITIES
Deposits
Noninterest-bearing	$391,619	$345,588
Interest-bearing	773,269	775,515

Total deposits	1,164,888	1,121,103
Federal Home Loan Bank advances	63,300	48,500
Securities sold under agreements to repurchase	12,730	28,925
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	12,827	11,692

Total liabilities	1,283,172	1,239,647

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred stock, $1,000 liquidation preference, 18,987 shares issued at June 30, 2017 and 20,481 shares issued at December 31, 2016, net of issuance costs	17,568	18,950
Common shares, no par value, 20,000,000 shares authorized, 10,917,145 shares issued at June 30, 2017 and 9,091,473 shares issued at December 31, 2016	153,495	118,975
Retained earnings	25,751	19,263
Treasury shares, 747,964 shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(736)	(2,337)

Total shareholders’ equity	178,843	137,616

Total liabilities and shareholders’ equity	$1,462,015	$1,377,263

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$12,412	$12,170	$24,189	$23,487
Taxable securities	940	821	1,787	1,622
Tax-exempt securities	784	661	1,496	1,315
Federal funds sold and other	92	87	448	367

Total interest income	14,228	13,739	27,920	26,791

Interest expense
Deposits	428	485	892	974
Federal Home Loan Bank advances	170	91	258	201
Subordinated debentures	258	218	499	430
Other	5	5	10	11

Total interest expense	861	799	1,659	1,616

Net interest income	13,367	12,940	26,261	25,175
Provision (credit) for loan losses	—	(1,300)	—	(1,300)

Net interest income after provision (credit) for loan losses	13,367	14,240	26,261	26,475

Noninterest income
Service charges	1,387	1,391	2,432	2,520
Net gain on sale of securities	—	6	—	1
Net gain on sale of loans	478	406	735	800
ATM fees	567	535	1,076	1,043
Wealth management fees	738	666	1,445	1,300
Bank owned life insurance	143	151	287	266
Tax refund processing fees	550	550	2,750	2,750
Other	238	370	512	655

Total noninterest income	4,101	4,075	9,237	9,335

Noninterest expense
Salaries, wages and benefits	7,178	6,354	14,296	12,678
Net occupancy expense	655	670	1,312	1,301
Equipment expense	418	368	747	664
Contracted data processing	429	395	818	750
FDIC assessment	133	179	298	431
State franchise tax	255	240	512	458
Professional services	733	517	1,184	1,019
Amortization of intangible assets	158	172	325	355
ATM expense	214	75	468	196
Marketing	276	275	528	561
Other operating expenses	2,100	1,805	3,563	3,544

Total noninterest expense	12,549	11,050	24,051	21,957

Income before taxes	4,919	7,265	11,447	13,853
Income tax expense	1,323	2,084	3,216	3,947

Net Income	3,596	5,181	8,231	9,906
Preferred stock dividends	308	391	627	782

Net income available to common shareholders	$3,288	$4,790	$7,604	$9,124

Earnings per common share, basic	$0.32	$0.61	$0.79	$1.16

Earnings per common share, diluted	$0.29	$0.47	$0.68	$0.91

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$3,596	$5,181	$8,231	$9,906
Other comprehensive income:
Unrealized holding gains on available for sale securities	1,454	1,593	1,905	3,498
Tax effect	(495)	(542)	(647)	(1,189)
Pension liability adjustment	426	83	520	166
Tax effect	(145)	(28)	(177)	(56)

Total other comprehensive income	1,240	1,106	1,601	2,419

Comprehensive income	$4,836	$6,287	$9,832	$12,325

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2016	20,481	$18,950	8,343,509	$118,975	$19,263	$(17,235)	$(2,337)	$137,616
Net Income	—	—	—	—	8,231	—	—	8,231
Other comprehensive income	—	—	—	—	—	—	1,601	1,601
Conversion of Series B preferred shares to common shares	(1,494)	(1,382)	190,970	1,382	—	—	—	—
Common stock issuance, net of costs	—	—	1,610,000	32,821	—	—	—	32,821
Stock-based compensation	—	—	24,702	317	—	—	—	317
Common stock dividends ($0.12 per share)	—	—	—	—	(1,116)	—	—	(1,116)
Preferred stock dividend	—	—	—	—	(627)	—	—	(627)

Balance, June 30, 2017	18,987	$17,568	10,169,181	$153,495	$25,751	$(17,235)	$(736)	$178,843

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Net cash from operating activities	$8,223	$7,866

Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	15,385	14,684
Purchases of securities, available-for-sale	(48,444)	(18,295)
Sale of securities available for sale	—	1,994
Purchases of other securities	(170)	(282)
Purchase of bank owned life insurance	—	(3,885)
Net loan originations	(45,318)	(23,919)
Loans purchased, installment	—	(1,884)
Proceeds from sale of other real estate owned properties	72	106
Proceeds from sale of premises and equipment	139	—
Premises and equipment purchases	(535)	(367)

Net cash used for investing activities	(78,871)	(31,848)

Cash flows from financing activities:
Repayment of long-term FHLB advances	(2,500)	—
Net change in short-term FHLB advances	17,300	(23,900)
Increase in deposits	43,785	62,974
Decrease in securities sold under repurchase agreements	(16,195)	(7,315)
Net proceeds from common stock issuance	32,821	—
Common dividends paid	(1,116)	(784)
Preferred dividends paid	(627)	(782)

Net cash provided by financing activities	73,468	30,193

Increase in cash and due from financial institutions	2,820	6,211
Cash and due from financial institutions at beginning of period	36,695	35,561

Cash and due from financial institutions at end of period	$39,515	$41,772

Cash paid during the period for:
Interest	$1,740	$1,615
Income taxes	2,600	2,550
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	78	73
Transfer of premises to held-for-sale	3	—
Transfer of loans held for sale to portfolio	419	—
Conversion of preferred shares to common shares	1,382	149
Securities purchased not settled	1,073	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered bank holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc. (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2017 and its results of operations and changes in cash flows for the periods ended June 30, 2017 and 2016 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2016 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $265,921, or 24.1% of total loans, as of June 30, 2017 and the other is to Lessors of Residential Buildings and Dwellings totaling $147,812, or 13.4% of total loans, as of June 30, 2017. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2017. Revenue from Water St. was less than 1.0% of total revenue through June 30, 2017. Management considers the Company to operate primarily in one reportable segment, banking.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$35,690	$158	$(85)	$35,763
Obligations of states and political subdivisions	104,811	4,386	(255)	108,942
Mortgage-backed securities in government sponsored entities	84,266	853	(384)	84,735

Total debt securities	224,767	5,397	(724)	229,440
Equity securities in financial institutions	481	276	—	757

Total	$225,248	$5,673	$(724)	$230,197

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,406	$117	$(77)	$37,446
Obligations of states and political subdivisions	92,177	3,395	(574)	94,998
Mortgage-backed securities in government sponsored entities	62,756	483	(597)	62,642

Total debt securities	192,339	3,995	(1,248)	195,086
Equity securities in financial institutions	481	297	—	778

Total	$192,820	$4,292	$(1,248)	$195,864

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at June 30, 2017, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$4,800	$4,801
Due after one year through five years	33,657	33,779
Due after five years through ten years	31,566	33,177
Due after ten years	70,478	72,948
Mortgage-backed securities	84,266	84,735
Equity securities	481	757

Total securities available for sale	$225,248	$230,197

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sale proceeds	$—	$1,994	$—	$1,994
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Gains from securities called or settled by the issuer	—	6	—	1

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $138,078 and $139,179 as of June 30, 2017 and December 31, 2016, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2017 and December 31, 2016 not recognized in income are as follows:

June 30, 2017	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,067	$(73)	$821	$(12)	$20,888	$(85)
Obligations of states and political subdivisions	11,377	(188)	1,547	(67)	12,924	(255)
Mortgage-backed securities in gov’t sponsored entities	28,040	(332)	3,110	(52)	31,150	(384)

Total temporarily impaired	$59,484	$(593)	$5,478	$(131)	$64,962	$(724)

December 31, 2016	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,271	$(61)	$893	$(16)	$14,164	$(77)
Obligations of states and political subdivisions	17,167	(558)	519	(16)	17,686	(574)
Mortgage-backed securities in gov’t sponsored entities	35,453	(566)	2,849	(31)	38,302	(597)

Total temporarily impaired	$65,891	$(1,185)	$4,261	$(63)	$70,152	$(1,248)

At June 30, 2017, there were fifty-six securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing across the municipal sector. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30, 2017	December 31, 2016
Commercial and agriculture	$143,708	$135,462
Commercial real estate- owner occupied	172,262	161,364
Commercial real estate- non-owner occupied	405,876	395,931
Residential real estate	258,580	247,308
Real estate construction	63,538	56,293
Farm Real Estate	39,069	41,170
Consumer and other	17,784	17,978

Total loans	1,100,817	1,055,506
Allowance for loan losses	(13,047)	(13,305)

Net loans	$1,087,770	$1,042,201

Included in total loans above are deferred loan fees of $4 at June 30, 2017 and $94 at December 31, 2016.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,047 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2017. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016.

Allowance for loan losses:

For the six months ended June 30, 2017

June 30, 2017	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(1)	$83	$(492)	$1,608
Commercial Real Estate:
Owner Occupied	2,171	(210)	18	31	2,010
Non-Owner Occupied	4,606	—	9	124	4,739
Residential Real Estate	3,089	(196)	87	(304)	2,676
Real Estate Construction	420	—	19	43	482
Farm Real Estate	442	—	—	(17)	425
Consumer and Other	314	(81)	14	77	324
Unallocated	245	—	—	538	783

Total	$13,305	$(488)	$230	$—	$13,047

For the six months ended June 30, 2017, the allowance for Commercial & Agriculture loans was reduced by a decrease in general reserves as a result of lower loss rates, offset by an increase in the specific reserves required for this type. The result of these changes was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced by a decrease in general reserves as a result of lower loss rates. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by lower loss rates. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to higher outstanding loan balances for this type of loan and recoveries. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result of these changes was represented as a decrease in the provision. The allowance for Consumer and Other loans was increased by an increase in general reserves required for this type as a result of higher loss rates. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

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

For the six months ended June 30, 2016, the increase in the allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher balances and higher loss rates in criticized loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced not only by a decrease in specific reserves required for this type, but also by decreases in past due, classified and non-accrual loans for this type. The result of these changes was represented as a decrease in the provision. The increase in the allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of an increase in general reserves required as a result of higher balances. Offsetting this was a payoff on a previously charged down loan that was received during the period resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in loss rates. The result of these changes was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended June 30, 2017

	Beginning balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,569	$—	$27	$12	$1,608
Commercial Real Estate:
Owner Occupied	2,259	(210)	16	(55)	2,010
Non-Owner Occupied	4,543	—	4	192	4,739
Residential Real Estate	3,022	(107)	32	(271)	2,676
Real Estate Construction	413	—	14	55	482
Farm Real Estate	407	—	—	18	425
Consumer and Other	354	(40)	11	(1)	324
Unallocated	733	—	—	50	783

Total	$13,300	$(357)	$104	$—	$13,047

For the three months ended June 30, 2017, the increase in the allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced by a decrease in general reserves as a result of lower loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by lower loss rates. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to higher outstanding loan balances for this type of loan and recoveries. The allowance for Farm Real Estate loans increased due to higher outstanding loan balances for this type of loan. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

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

For the three months ended June 30, 2016, the increase in the allowance for Commercial & Agriculture loans was due to an increase in general reserves as a result of higher loss rates in criticized loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased as the result of an increase in general reserves required as a result of higher balances. Offsetting this was a payoff on a previously charged down loan that was received during the period resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans was reduced by a decrease in general reserves required for this type as result of decreased loan balances, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances, represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2017 and December 31, 2016.

June 30, 2017	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$82	$235	$1,291	$1,608
Commercial Real Estate:
Owner Occupied	—	4	2,006	2,010
Non-Owner Occupied	—	—	4,739	4,739
Residential Real Estate	73	103	2,500	2,676
Real Estate Construction	—	—	482	482
Farm Real Estate	—	6	419	425
Consumer and Other	—	—	324	324
Unallocated	—	—	783	783

Total	$155	$348	$12,544	$13,047

Outstanding loan balances:
Commercial & Agriculture	$87	$1,562	$142,059	$143,708
Commercial Real Estate:
Owner Occupied	—	1,715	170,547	172,262
Non-Owner Occupied	—	355	405,521	405,876
Residential Real Estate	151	1,487	256,942	258,580
Real Estate Construction	—	—	63,538	63,538
Farm Real Estate	—	614	38,455	39,069
Consumer and Other	—	—	17,784	17,784

Total	$238	$5,733	$1,094,846	$1,100,817

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

The following tables present credit exposures by internally assigned grades for the periods ended June 30, 2017 and December 31, 2016. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$136,174	$5,245	$2,289	$—	$143,708
Commercial Real Estate:
Owner Occupied	160,769	6,233	5,260	—	172,262
Non-Owner Occupied	403,157	1,916	803	—	405,876
Residential Real Estate	61,022	2,098	6,255	—	69,375
Real Estate Construction	58,340	15	27	—	58,382
Farm Real Estate	30,753	6,311	2,005	—	39,069
Consumer and Other	1,794	—	75	—	1,869

Total	$852,009	$21,818	$16,714	$—	$890,541

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$127,867	$4,300	$3,295	$—	$135,462
Commercial Real Estate:
Owner Occupied	151,659	4,016	5,689	—	161,364
Non-Owner Occupied	393,592	1,676	663	—	395,931
Residential Real Estate	59,015	1,661	6,911	—	67,587
Real Estate Construction	50,678	16	27	—	50,721
Farm Real Estate	31,814	5,673	3,683	—	41,170
Consumer and Other	2,135	—	109	—	2,244

Total	$816,760	$17,342	$20,377	$—	$854,479

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2017 and December 31, 2016 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
June 30, 2017
Performing	$189,205	$5,156	$15,871	$210,232
Nonperforming	—	—	44	44

Total	$189,205	$5,156	$15,915	$210,276

	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
December 31, 2016
Performing	$179,721	$5,572	$15,725	$201,018
Nonperforming	—	—	9	9

Total	$179,721	$5,572	$15,734	$201,027

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2017 and December 31, 2016.

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$249	$—	$10	$259	$143,362	$87	$143,708	$—
Commercial Real Estate:
Owner Occupied	334	640	614	1,588	170,674	—	172,262	—
Non-Owner Occupied	—	—	600	600	405,276	—	405,876	—
Residential Real Estate	263	198	979	1,440	256,989	151	258,580	—
Real Estate Construction	—	—	27	27	63,511	—	63,538	—
Farm Real Estate	504	—	—	504	38,565	—	39,069	—
Consumer and Other	150	11	44	205	17,579	—	17,784	44

Total	$1,500	$849	$2,274	$4,623	$1,095,956	$238	$1,100,817	$44

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$156	$20	$152	$328	$135,046	$88	$135,462	$—
Commercial Real Estate:
Owner Occupied	722	553	280	1,555	159,809	—	161,364	—
Non-Owner Occupied	147	—	316	463	395,468	—	395,931	—
Residential Real Estate	1,812	507	1,049	3,368	243,772	168	247,308	—
Real Estate Construction	—	—	27	27	56,266	—	56,293	—
Farm Real Estate	93	—	—	93	41,077	—	41,170	—
Consumer and Other	215	31	31	277	17,701	—	17,978	9

Total	$3,145	$1,111	$1,855	$6,111	$1,049,139	$256	$1,055,506	$9

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commercial & Agriculture	$1,342	$1,622
Commercial Real Estate:
Owner Occupied	1,715	1,461
Non-Owner Occupied	611	464
Residential Real Estate	2,987	3,266
Real Estate Construction	27	27
Farm Real Estate	—	2
Consumer and Other	70	101

Total	$6,752	$6,943

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on nonaccrual loans are applied to the unpaid principal balance. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the loan is a TDR and has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months.

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2017, TDRs accounted for $421 of the allowance for loan losses. As of December 31, 2016, TDRs accounted for $278 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan modifications that are considered TDRs completed during the periods ended June 30, 2017 and June 30, 2016 were as follows:

For the Six-Month Period Ended
June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	13	13
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	1	$13	$13

	For the Six-Month Period Ended
	June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	4	$529	$529
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	2	308	308
Real Estate Construction	—	—	—
Farm Real Estate	2	614	614
Consumer and Other	—	—	—

Total Loan Modifications	8	$1,451	$1,451

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the Three-Month Period Ended
June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	13	13
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	1	$13	$13

	For the Three-Month Period Ended
	June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	1	$47	$47
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	76	76
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—

Total Loan Modifications	2	$123	$123

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During both the three- and six-month periods ended June 30, 2017 and June 30, 2016, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$375	$376		$1,230	$1,751
Commercial Real Estate:
Owner Occupied	1,485	1,650		1,658	1,803
Non-Owner Occupied	355	381		359	386
Residential Real Estate	1,105	1,177		1,259	1,590
Farm Real Estate	150	150		614	614
Consumer and Other	—	—		1	1

Total	3,470	3,734		5,121	6,145
With an allowance recorded:
Commercial & Agriculture	1,187	1,737	$235	753	1,303	$82
Commercial Real Estate:
Owner Occupied	230	230	4	238	238	4
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	382	386	103	427	431	102
Farm Real Estate	464	464	6	—	—	—

Total	2,263	2,817	348	1,418	1,972	188
Total:
Commercial & Agriculture	1,562	2,113	235	1,983	3,054	82
Commercial Real Estate:
Owner Occupied	1,715	1,880	4	1,896	2,041	4
Non-Owner Occupied	355	381	—	359	386	—
Residential Real Estate	1,487	1,563	103	1,686	2,021	102
Farm Real Estate	614	614	6	614	614	—
Consumer and Other	—	—	—	1	1	—

Total	$5,733	$6,551	$348	$6,539	$8,117	$188

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and six-month periods ended June 30, 2017 and 2016.

For the six months ended:	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,756	$20	$1,937	$11
Commercial Real Estate—Owner Occupied	1,829	48	1,800	45
Commercial Real Estate—Non-Owner Occupied	357	3	1,489	857
Residential Real Estate	1,610	39	1,799	39
Real Estate Construction	—	—	—	—
Farm Real Estate	614	13	1,250	10
Consumer and Other	—	—	3	—

Total	$6,166	$123	$8,278	$962

For the three months ended:	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,643	$6	$2,469	$8
Commercial Real Estate—Owner Occupied	1,795	26	1,630	20
Commercial Real Estate—Non-Owner Occupied	356	2	1,363	853
Residential Real Estate	1,572	19	1,878	20
Real Estate Construction	—	—	—	—
Farm Real Estate	614	7	1,398	6
Consumer and Other	—	—	2	—

Total	$5,980	$60	$8,740	$907

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Six-Month Period Ended June 30, 2017	For the Six-Month Period Ended June 30, 2016
	(In Thousands)	(In Thousands)
Balance at beginning of period	$49	$82
Acquisition of PCI loans	—	—
Accretion	(18)	(16)

Balance at end of period	$31	$66

	For the Three-Month Period Ended June 30, 2017	For the Three-Month Period Ended June 30, 2016
	(In Thousands)	(In Thousands)
Balance at beginning of period	$40	$74
Acquisition of PCI loans	—	—
Accretion	(9)	(8)

Balance at end of period	$31	$66

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2017	At December 31, 2016
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$814	$850
Carrying amount	238	256

There has been $155 and $175 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2017 and December 31, 2016, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2017 and December 31, 2016, a total of $27 and $37, respectively of foreclosed assets were included with other assets. As of June 30, 2017, included within the foreclosed assets is $27 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2017 and December 31, 2016, the Company had initiated formal foreclosure procedures on $328 and $710, respectively, of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2017			June 30, 2016
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,008	$(4,345)	$(2,337)	$3,554	$(4,049)	$(495)

Other comprehensive income before reclassifications	1,258	—	1,258	2,308	—	2,308
Amounts reclassified from accumulated other comprehensive loss	—	343	343	1	110	111

Net current-period other comprehensive income	1,258	343	1,601	2,309	110	2,419

Ending balance	$3,266	$(4,002)	$(736)	$5,863	$(3,939)	$1,924

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the six months ended June 30, 2017		For the six months ended June 30, 2016		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—		$(1)		Net gain on securities available for sale
Tax effect	—		—		Income tax expense

	—		(1)		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(520	)(b)	(166	)(b)	Salaries, wages and benefits
Tax effect	177		56		Income tax expense

	(343)		(110)		Net of tax

Total reclassifications for the period	$(343)		$(111)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2017			June 30, 2016
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,307	$(4,283)	$(1,976)	$4,812	$(3,994)	$818

Other comprehensive income before reclassifications	959	—	959	1,047	—	1,047
Amounts reclassified from accumulated other comprehensive loss	—	281	281	4	55	59

Net current-period other comprehensive income	959	281	1,240	1,051	55	1,106

Ending balance	$3,266	$(4,002)	$(736)	$5,863	$(3,939)	$1,924

Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended June 30, 2017		For the three months ended June 30, 2016		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—		$(6)		Net loss on securities available for sale
Tax effect	—		2		Income tax expense

	—		(4)		Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	(426	)(b)	(83	)(b)	Salaries, wages and benefits
Tax effect	145		28		Income tax expense

	(281)		(55)		Net of tax

Total reclassifications for the period	$(281)		$(59)		Net of tax

(a)	Amounts in parentheses indicate expenses and other amounts indicate income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at June 30, 2017 and December 31, 2016. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2016 and concluded that the Company’s goodwill was not impaired at December 31, 2016.

There was no change in the carrying amount of goodwill for the periods ended June 30, 2017 and 2016.

Acquired intangible assets, other than goodwill, as of June 30, 2017 and June 30, 2016 were as follows:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$975	$279	$696	$819	$195	$624
Core deposit intangibles	7,274	6,476	798	7,274	5,807	1,467

Total amortized intangible assets	$8,249	$6,755	$1,494	$8,093	$6,002	$2,091

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $325 and $355 for the six-months ended June 30, 2017 and 2016, respectively.

Aggregate mortgage servicing rights amortization was $28 and $15 for the six-months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2017	$19	$262	$281
2018	39	111	150
2019	39	88	127
2020	39	72	111
2021	38	68	106
Thereafter	522	197	719

	$696	$798	$1,494

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At June 30, 2017		At December 31, 2016
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$48,300	$—	$31,000
Maximum indebtedness	—	106,300	20,000	70,400
Average balance	—	27,294	116	10,483
Average rate paid	—	0.94%	0.86%	0.42%
Interest rate on balance	—	1.17%	—	0.64%

Average balance during the year represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2017 and December 31, 2016.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2017 and December 31, 2016. All of the repurchase agreements are overnight agreements.

	June 30, 2017	December 31, 2016
Securities pledged for repurchase agreements:
U.S. Treasury securities	$536	$1,761
Obligations of U.S. government agencies	12,194	27,164

Total securities pledged	$12,730	$28,925

Gross amount of recognized liabilities for repurchase agreements	$12,730	$28,925

Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic
Net income	$3,596	$5,181	$8,231	$9,906
Preferred stock dividends	308	391	627	782

Net income available to common shareholders—basic	$3,288	$4,790	$7,604	$9,124

Weighted average common shares outstanding—basic	10,162,528	7,877,119	9,634,363	7,861,444

Basic earnings per common share	$0.32	$0.61	$0.79	$1.16

Diluted
Net income available to common shareholders—basic	$3,288	$4,790	$7,604	$9,124
Preferred stock dividends	308	391	627	782

Net income available to common shareholders—diluted	$3,596	$5,181	$8,231	$9,906

Weighted average common shares outstanding for basic earnings per common share	10,162,528	7,877,119	9,634,363	7,861,444
Add: Dilutive effects of convertible preferred shares	2,431,349	3,074,402	2,469,465	3,076,323

Average shares and dilutive potential common shares outstanding—diluted	12,593,877	10,951,521	12,103,828	10,937,767

Diluted earnings per common share	$0.29	$0.47	$0.68	$0.91

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month period ended June 30, 2017 there were 2,431,349 dilutive shares related to the Company’s convertible preferred stock. For the six-month period ended June 30, 2017 there were 2,469,465 dilutive shares related to the Company’s convertible preferred stock. For the three-month period ended June 30, 2016 there were 3,074,402 dilutive shares related to the Company’s convertible preferred stock. For the six-month period ended June 30, 2016 there were 3,076,323 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2017 and December 31, 2016:

	Contract Amount
	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$8,615	$275,584	$6,905	$202,923
Overdraft protection	6	23,475	5	29,075
Letters of credit	624	317	600	349

	$9,245	$299,376	$7,510	$232,347

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.00% at June 30, 2017 and from 3.25% to 8.75% at December 31, 2016. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $10,471 on June 30, 2017 and $2,887 on December 31, 2016.

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

Net periodic pension benefit was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	171	170	338	340
Expected return on plan assets	(283)	(274)	(561)	(548)
Other components	426	83	520	166

Net periodic pension benefit	$314	$(21)	$297	$(42)

The total amount of pension contributions expected to be paid by the Company in 2017 is $500. The Company contributed $500 in 2016.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 292,576 shares available for future grants under this plan at June 30, 2017.

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

Finally, on May 16, 2017, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 6,804 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2018 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $144.

No options had been granted under the 2014 Incentive Plan as of June 30, 2017 and 2016.

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

The following is a summary of the status of the Company’s restricted shares and changes therein for the three- and six-month periods ended June 30, 2017:

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	42,138	$15.60	37,050	$10.77
Granted	—	—	17,898	22.15
Vested	—	—	(12,810)	10.76
Forfeited	—	—	—	—

Nonvested at June 30, 2017	42,138	$15.60	42,138	$15.60

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2017:

At June 30, 2017
Shares	Expense	Years
16,699	$18	0.50
15,748	50	1.50
11,713	146	2.50
10,260	77	3.50
6,185	125	4.50

60,605	$416	3.08

During the six months ended June 30, 2017, the Company recorded $173 of share-based compensation expense and $144 of director retainer fees for shares granted under the 2014 Incentive Plan. At June 30, 2017, the total compensation cost related to unvested awards not yet recognized is $416, which is expected to be recognized over the weighted average remaining life of the grants of 3.08 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets measured at fair value are summarized below.

	Fair Value Measurements at June 30, 2017 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$35,763	$—
Obligations of states and political subdivisions	—	108,942	—
Mortgage-backed securities in government sponsored entities	—	84,735	—
Equity securities in financial institutions	—	757	—
Swap asset	—	1,706	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,706	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$2,966
Other real estate owned	—	—	27

	Fair Value Measurements at December 31, 2016 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$37,446	$—
Obligations of states and political subdivisions	—	94,998	—
Mortgage-backed securities in government sponsored entities	—	62,642	—
Equity securities in financial institutions	—	778	—
Swap asset	—	1,839	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,839	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$952
Other real estate owned	—	—	37

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2017	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,966	Appraisal of collateral	Appraisal adjustments	10% - 54%	35%
			Liquidation expense	0% - 10%	5%
			Holding period	0 - 30 months	20 months
Other real estate owned	$27	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments are as follows:

June 30, 2017	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$39,515	$39,515	$39,515	$—	$—
Securities available for sale	230,197	230,197	—	230,197	—
Other securities	14,225	14,225	14,225	—	—
Loans, held for sale	4,728	4,728	4,728	—	—
Loans, net of allowance for loan losses	1,087,770	1,088,242	—	—	1,088,242
Bank owned life insurance	24,839	24,839	24,839	—	—
Accrued interest receivable	3,928	3,928	3,928	—	—
Swap asset	1,706	1,706	—	1,706	—
Financial Liabilities:
Nonmaturing deposits	975,116	975,116	975,116	—	—
Time deposits	189,772	189,807	—	—	189,807
Short-term FHLB advances	48,300	48,300	48,300	—	—
Long-term FHLB advances	15,000	14,987	—	—	14,987
Securities sold under agreement to repurchase	12,730	12,730	12,730	—	—
Subordinated debentures	29,427	29,378	—	—	29,378
Accrued interest payable	101	101	101	—	—
Swap liability	1,706	1,706	—	1,706	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$36,695	$36,695	$36,695	$—	$—
Securities available for sale	195,864	195,864	—	195,864	—
Loans, held for sale	2,268	2,268	2,268	—	—
Loans, net of allowance for loan losses	1,042,201	1,047,329	—	—	1,047,329
Other securities	14,055	14,055	14,055	—	—
Bank owned life insurance	24,552	24,552	24,552	—	—
Accrued interest receivable	3,854	3,854	3,854	—	—
Swap asset	1,839	1,839	—	1,839	—
Financial Liabilities:
Nonmaturing deposits	913,677	913,677	913,677	—	—
Time deposits	207,426	207,784	—	—	207,784
Short-term FHLB advances	31,000	31,007	31,007	—	—
Long-term FHLB advances	17,500	17,553	—	—	17,553
Securities sold under agreement to repurchase	28,925	28,925	28,925	—	—
Subordinated debentures	29,427	27,414	—	—	27,414
Accrued interest payable	181	181	181	—	—
Swap liability	1,839	1,839	—	1,839	—

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

The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of June 30, 2017.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$55,633	5.09%	$30	Monthly
Derivative Liabilities	(55,633)	-5.09%	(30)	Monthly

Net Exposure	$—		$—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $2,983 and $2,754, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $2,920 and $2,313 at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $165 and $154, offset by tax credits and other benefits from its investment in affordable housing tax credits of $276 and $295, respectively. During the quarters ended June 30, 2017 and 2016, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $82 and $77, offset by tax credits and other benefits from its investment in affordable housing tax credits of $138 and $148, respectively. During the three and six months ended June 30, 2017 and 2016, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2017 compared to December 31, 2016, and the consolidated results of operations for the three- and six-month period ended June 30, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Financial Condition

Total assets of the Company at June 30, 2017 were $1,462,015 compared to $1,377,263 at December 31, 2016, an increase of $84,752, or 6.2%. The increase in total assets was mainly attributable to increases in securities available for sale, loans held for sale and loans. Total liabilities at June 30, 2017 were $1,283,172 compared to $1,239,647 at December 31, 2016, an increase of $43,525, or 3.5%. The increase in total liabilities was mainly attributable to increases in total deposits, FHLB overnight advances and accrued interest, taxes and other expenses offset by a decrease in securities sold under agreements to repurchase.

Loans outstanding as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Commercial & Agriculture	$143,708	$135,462
Commercial Real Estate—Owner Occupied	172,262	161,364
Commercial Real Estate—Non-Owner Occupied	405,876	395,931
Residential Real Estate	258,580	247,308
Real Estate Construction	63,538	56,293
Farm Real Estate	39,069	41,170
Consumer and Other	17,784	17,978

Total loans	1,100,817	1,055,506
Allowance for loan losses	(13,047)	(13,305)

Net loans	$1,087,770	$1,042,201

Net loans have increased $45,569 or 4.4% since December 31, 2016. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $8,246, $10,898, $9,945, $11,272 and $7,245, respectively, since December 31, 2016, while the Farm Real Estate and Consumer and Other loan portfolios decreased $2,101 and $194, respectively, since December 31, 2016.

Loans held for sale have increased $2,460 or 108.5% since December 31, 2016, due to an increase in originations. At June 30, 2017, the net loan to deposit ratio was 93.4% compared to 93.0% at December 31, 2016.

During the first six months of 2017, there were no provisions made to the allowance for loan losses from earnings. During the first six months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction was a credit of $1,300 from the allowance for loan losses during the six months of operations

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

in 2016. Net charge-offs for the first six months of 2017 totaled $258, compared to a net recovery $1,486 in the first six months of 2016. For the first six months of 2017, the Company charged off a total of thirty-three loans. Fourteen Real Estate Mortgage loans totaling $196, one Commercial and Agriculture loan totaling $1, three Commercial Real Estate – Owner Occupied loans totaling $210 and fifteen Consumer and Other loans totaling $81 were charged off in the first six months of the year. In addition, during the first six months of 2017, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $83, Commercial Real Estate – Owner Occupied loans of $18, Commercial Real Estate – Non-Owner Occupied loans of $9, Real Estate Mortgage loans of $87, Real Estate Construction loans of $19 and Consumer and Other loans of $14. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $155 since December 31, 2016, which was due to a decrease in loans on nonaccrual status of $190 and an increase in loans past due 90 days and accruing of $35. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.19% at June 30, 2017 and 1.26% at December 31, 2016.

The available for sale security portfolio increased by $34,333, from $195,864 at December 31, 2016 to $230,197 at June 30, 2017. The increase in the available for sale security portfolio is due to the investment of the net proceeds from the public offering completed by the Company on February 24, 2017. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2017, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have decreased $143 from December 31, 2016 to June 30, 2017. The decrease is the result of new purchases of $535, offset by disposals, net of gains of $72, depreciation of $603 and the transfer of $3 of assets to premises and equipment held for sale.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Bank owned life insurance (BOLI) increased $287 from December 31, 2016 to June 30, 2017. The difference is the result of increases in the cash surrender value of the underlying insurance policies.

Total deposits as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Noninterest-bearing demand	$391,619	$345,588
Interest-bearing demand	195,313	183,759
Savings and money market	388,184	384,330
Time deposits	189,772	207,426

Total Deposits	$1,164,888	$1,121,103

Total deposits at June 30, 2017 increased $43,785 from year-end 2016. Noninterest-bearing deposits increased $46,031 from year-end 2016, while interest-bearing deposits, including savings and time deposits, decreased $2,246 from December 31, 2016. The increase in noninterest-bearing deposits was primarily due to an increase in commercial accounts related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $43,147. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2016 over the next quarter. The interest-bearing deposit decrease was mainly due to decreases in time deposits. The year-to-date average balance of total deposits increased $6,222 compared to the average balance of the same period in 2016 due to increases in cash related to the tax refund processing program and savings and money market accounts. The increase in average balance is due to increases of $19,522 in demand deposit accounts, $11,748 in money market accounts, $8,819 in NOW accounts and $10,169 in statement saving accounts, offset by decreases of $19,439 in time certificates, $6,005 in CDARS deposits and $11,247 in interest-bearing public funds.

FHLB advances increased $14,800 from December 31, 2016 to June 30, 2017. The increase is due to an increase in overnight funds of $17,300. In addition, on January 11, 2017, an FHLB advance in the amount of $2,500 matured. This advance had terms of one hundred and twenty months with a fixed rate of 4.25%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $16,195 from December 31, 2016 to June 30, 2017.

Accrued interest, taxes and other expenses increased $1,135 from December 31, 2016 to June 30, 2017. The increase is primarily the result of a security purchase that will settle in July.

Shareholders’ equity at June 30, 2017 was $178,843, or 12.2% of total assets, compared to $137,616, or 10.0% of total assets, at December 31, 2016. The increase in the ratio of equity to total assets was the result of increases in total assets as well as shareholders’ equity. The increase in shareholders’ equity

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,821. Shareholders’ equity was also positively impacted by net income of $8,231, a decrease in the Company’s pension liability, net of tax, of $343, an increase in the fair value of securities available for sale, net of tax, of $1,258 and offset by dividends on preferred stock and common stock of $627 and $1,116, respectively. Total outstanding common shares at June 30, 2017 were 10,169,181. Total outstanding common shares at December 31, 2016 were 8,343,509. The increase in common shares outstanding is the result of a public offering of 1,610,000 shares completed on February 24, 2017, the conversion of 1,494 shares of the Company’s previously issued preferred shares into 190,970 common shares and the grant of 24,702 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Six Months Ended June 30, 2017 and 2016

The Company had net income of $8,231 for the six months ended June 30, 2017, a decrease of $1,675 from net income of $9,906 for the same six months of 2016. Basic earnings per common share were $0.79 for the period ended June 30, 2017, compared to $1.16 for the same period in 2016. Diluted earnings per common share were $0.68 for the period ended June 30, 2017, compared to $0.91 for the same period in 2016. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2017 was $26,261, an increase of $1,086 from $25,175 in the same six months of 2016. Total interest income for the six months ended June 30, 2017 was $27,920, an increase of $1,129 from $26,791 in the same six months of 2016. Average earning assets increased 3.4% during the six months ended June 30, 2017 as compared to the same period in 2016. Average loans and non-taxable securities for the first six months of 2016 increased 7.2% and 11.3%, respectively, compared to the first six months of last year. The increases were offset by a decrease in interest-bearing deposits in other banks. Interest-bearing deposits in other banks decreased mainly due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit. The yield on the loan portfolio decreased 17 basis points for the first six months of 2017 compared to the first six months of last year. The yield on earning assets increased 4 basis points for the first six months of 2017 compared to the first six months of last year. Total interest expense for the six months ended June 30, 2017 was $1,659, an increase of $43 from $1,616 in the same six months of 2016. Interest expense on time deposits decreased $108 in the first six months of 2017 compared to the same period in 2016. Average time deposits for the first six months of 2017 decreased 14.7% compared to the first six months of 2016. Interest expense on demand and savings accounts, FHLB borrowings and trust preferred securities increased $26, $57 and $69, respectively, in the first six months of 2017 compared to the same period in 2016. The interest rate paid on FHLB borrowings during the first six months of 2017 decreased 20 basis points as compared to the same period in 2016, while the average balance increased 49.4%. The interest rate paid on trust preferred securities during the first six months of 2017 increased 48 basis points as compared to the same period in 2016. The Company’s net interest margin for the six months ended June 30, 2017 was 3.86% compared to 3.81% for the period ended June 30, 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2017 and 2016. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2017			2016
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,080,307	$24,189	4.52%	$1,008,203	$23,487	4.69%
Taxable securities	141,253	1,787	2.58%	138,517	1,622	2.39%
Tax-exempt securities	83,506	1,496	5.63%	75,011	1,315	5.67%
Interest-bearing deposits in other banks	112,695	448	0.80%	149,046	367	0.50%

Total interest-earning assets	$1,417,761	27,920	4.09%	$1,370,777	26,791	4.05%

Noninterest-earning assets:
Cash and due from financial institutions	68,144			76,208
Premises and equipment, net	18,125			16,801
Accrued interest receivable	4,439			4,327
Intangible assets	28,753			29,366
Other assets	10,069			9,876
Bank owned life insurance	24,675			22,506
Less allowance for loan losses	(13,242)			(14,562)

Total Assets	$1,558,724			$1,515,299

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$576,936	$253	0.09%	$559,901	$227	0.08%
Time	175,614	639	0.73%	205,949	747	0.73%
FHLB	42,634	258	1.22%	28,537	201	1.42%
Subordinated debentures	29,427	499	3.42%	29,427	430	2.94%
Repurchase Agreements	20,767	10	0.10%	22,122	11	0.10%

Total interest-bearing liabilities	$845,378	1,659	0.40%	$845,936	1,616	0.38%

Noninterest-bearing deposits	536,260			516,738
Other liabilities	12,912			23,004
Shareholders’ Equity	164,174			129,621

Total Liabilities and Shareholders’ Equity	$1,558,724			$1,515,299

Net interest income and interest rate spread		$26,261	3.69%		$25,175	3.67%
Net interest margin			3.86%			3.81%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2017 and 2016. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,637	$(935)	$702
Taxable securities	46	119	165
Tax-exempt securities	195	(14)	181
Interest-bearing deposits in other banks	(105)	186	81

Total interest income	$1,773	$(644)	$1,129

Interest expense:
Demand and savings	$7	$19	$26
Time	(110)	2	(108)
FHLB	88	(31)	57
Subordinated debentures	—	69	69
Repurchase agreements	(1)	—	(1)

Total interest expense	$(16)	$59	$43

Net interest income	$1,789	$(703)	$1,086

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. No provision for loan losses was provided during the six months ended June 30, 2017. During the first six months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged-down amount of approximately $1,303. The result of the transaction was a reversal of $1,300 from the allowance for loan losses during the six months of operations in 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six-month periods ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
	2017	2016
Service charges	$2,432	$2,520
Net gain on sale of securities	—	1
Net gain on sale of loans	735	800
ATM fees	1,076	1,043
Wealth management fees	1,445	1,300
Bank owned life insurance	287	266
Tax refund processing fees	2,750	2,750
Other	512	655

Total noninterest income	$9,237	$9,335

Noninterest income for the six months ended June 30, 2017 was $9,237, a decrease of $98 or 1.1% from $9,335 for the same period of 2016. The primary reasons for the decrease follow.

Service charge fee income for the period ended June 30, 2017 was $2,432, down $88 or 3.5% over the same period of 2016. The decrease is primarily due to decreases in business service charges and overdraft charges.

Gain on sale of loans decreased $65 during the first six months of 2017 compared to the same period of 2016. The volume of loans sold during the first six months of 2017 was $32,301, up $2,423 or 8.1% as compared to the same period in 2016.

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $145 or 11.2% during the first six months of 2017 compared to the same period in 2016. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2016.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees were $2,750 during the first six months of 2017 and 2016. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income decreased $143 during the first six months of 2017 compared to the same period of 2016. The decrease is mainly due to a decrease in swap related income during the first six months of 2017 as compared to the same period in 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the six-month periods ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
	2017	2016
Salaries, Wages and benefits	$14,296	$12,678
Net occupancy expense	1,312	1,301
Equipment expense	747	664
Contracted data processing	818	750
FDIC assessment	298	431
State franchise tax	512	458
Professional services	1,184	1,019
Amortization of intangible assets	325	355
ATM expense	468	196
Marketing	528	561
Other	3,563	3,544

Total noninterest expense	$24,051	$21,957

Noninterest expense for the six months ended June 30, 2017 was $24,051, an increase of $2,094, from $21,957 reported for the same period of 2016. The primary reasons for the increase follow.

Salaries, wages and benefits were $14,296, up $1,618 or 12.8% as compared to the same period of 2016. These increases are mainly due to an increase in payroll and payroll related expenses resulting from an increase in full time equivalent (FTE) employees and annual pay increases. FTE employees increased 13.3, to 344 FTE, as compared to the same period of 2016. In addition, incentive based costs, higher employee insurance costs and pension costs increased, as compared to the same period of 2016.

Equipment expense increased $83, or 12.5% from the same period of 2016, due to higher repair and maintenance expense.

FDIC assessments were $298, down $133 or 30.9% compared to the same period in 2016. The year-over-year decrease is the result of a new lower assessment rate schedule that became effective in 2016.

State franchise taxes were $512, up $54 or 11.8% compared to the same period in 2016. The year-over-year increase was attributable to an increase in equity capital. The financial institutions tax is based on equity capital.

Professional services costs increased $165, or 16.2% from the same period of 2016. The year-over-year increase was attributable to the Company retaining professional services to analyze its’ workflow systems and recommend process improvements.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ATM costs were $468, up $272 or 138.8% compared to the same period in 2016. The increase is primarily due to vendor credits that expired in the second quarter of 2016 and expenses incurred with the Company’s debit card program conversion.

Income tax expense for the six months ended June 30, 2017 totaled $3,216, down $731 compared to the same period in 2016. The effective tax rates for the six-month periods ended June 30, 2017 and June 30, 2016 were 28.1% and 28.5%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Three Months Ended June 30, 2017 and 2016

The Company had net income of $3,596 for the three months ended June 30, 2017, a decrease of $1,585 from net income of $5,181 for the same three months of 2016. Basic earnings per common share were $0.32 for the quarter ended June 30, 2017, compared to $0.61 for the same period in 2016. Diluted earnings per common share were $0.29 for the quarter ended June 30, 2017, compared to $0.47 for the same period in 2016. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2017 was $13,367, an increase of $427 from $12,940 in the same three months of 2016. Total interest income for the three months ended June 30, 2017 was $14,228, an increase of $489 from $13,739 in the same three months of 2016. Average earning assets increased 5.2% during the quarter ended June 30, 2017 as compared to the same period in 2016. Average loans, taxable securities and non-taxable securities for the second quarter of 2016 increased 7.6%, 7.9% and 16.3%, respectively, compared to the second quarter of last year. The increases were partially offset by a decrease in interest-bearing deposits in other banks. Interest-bearing deposits in other banks decreased mainly due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit. The yield on the loan portfolio decreased 26 basis points for the second quarter of 2017 compared to the second quarter of last year. The yield on earning assets decreased 8 basis points for the second quarter of 2017 compared to the second quarter of last year. Total interest expense for the three months ended June 30, 2017 was $861, an increase of $62 from $799 in the same three months of 2016. Interest expense on time deposits decreased $73 in the second quarter of 2017 compared to the same period in 2016. Average time deposits for the second quarter of 2017 decreased 20.2% compared to the same period in 2016. Interest expense on demand and savings accounts, FHLB borrowings and trust preferred securities increased $16, $79 and $40, respectively, in the second quarter of 2017 compared to the same period in 2016. The interest rate paid on FHLB borrowings during the second quarter of 2017 decreased 76 basis points as compared to the same period in 2016, while the average balance increased 204.1%. The interest rate paid on trust preferred securities during the second quarter of 2017 increased 54 basis points as compared to the same period in 2016. The Company’s net interest margin for the three months ended June 30, 2017 and 2016 was 4.05% and 4.13%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2017 and 2016. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 34% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2017			2016
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,092,574	$12,412	4.56%	$1,015,687	$12,170	4.82%
Taxable securities	150,250	940	2.54%	139,238	821	2.41%
Tax-exempt securities	88,150	784	5.58%	75,821	661	5.66%
Interest-bearing deposits in other banks	37,413	92	0.99%	70,355	87	0.50%

Total interest-earning assets	$1,368,387	14,228	4.30%	$1,301,101	13,739	4.38%

Noninterest-earning assets:
Cash and due from financial institutions	38,150			37,863
Premises and equipment, net	18,127			16,731
Accrued interest receivable	4,939			4,636
Intangible assets	28,680			29,286
Other assets	9,815			9,844
Bank owned life insurance	24,746			23,450
Less allowance for loan losses	(13,173)			(14,621)

Total Assets	$1,479,671			$1,408,290

Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$576,072	$130	0.09%	$563,561	$114	0.08%
Time	161,398	298	0.74%	202,347	371	0.74%
FHLB	56,672	170	1.20%	18,636	91	1.96%
Subordinated debentures	29,427	258	3.52%	29,427	218	2.98%
Repurchase Agreements	17,985	5	0.11%	20,382	5	0.10%

Total interest-bearing liabilities	$841,554	861	0.41%	$834,353	799	0.39%

Noninterest-bearing deposits	449,170			425,390
Other liabilities	12,662			16,280
Shareholders’ Equity	176,285			132,267

Total Liabilities and Shareholders’ Equity	$1,479,671			$1,408,290

Net interest income and interest rate spread		$13,367	3.89%		$12,940	3.99%
Net interest margin			4.05%			4.13%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2017 and 2016. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$893	$(651)	$242
Taxable securities	74	45	119
Tax-exempt securities	131	(8)	123
Interest-bearing deposits in other banks	(54)	59	5

Total interest income	$1,044	$(555)	$489

Interest expense:
Demand and savings	$3	$13	$16
Time	(76)	3	(73)
FHLB	125	(46)	79
Subordinated debentures	—	40	40
Repurchase agreements	(1)	1	—

Total interest expense	$51	$11	$62

Net interest income	$993	$(566)	$427

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the quarter ended June 30, 2017, no provision for loan losses was provided. During the quarter ended June 30, 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction was a credit of $1,300 to the allowance for loan losses during the second quarter of operations in 2016. The provision is also affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three-month periods ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,
	2017	2016
Service charges	$1,387	$1,391
Net gain on sale of securities	—	6
Net gain on sale of loans	478	406
ATM fees	567	535
Wealth management fees	738	666
Bank owned life insurance	143	151
Tax refund processing fees	550	550
Other	238	370

Total noninterest income	$4,101	$4,075

Noninterest income for the three months ended June 30, 2017 was $4,101, an increase of $26 or 0.6% from $4,075 for the same period of 2016. The primary reasons for the increase follow.

Gain on sale of loans increased $72 or 17.7% during the second quarter of 2017 compared to the same period of 2016. The volume of loans sold during the second quarter of 2017 was $19,893, up $4,421 or 28.6% as compared to the same period in 2016.

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $72 or 10.8% during the second quarter of 2017 compared to the same period in 2016. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2016.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees were $550 during the second quarter of 2017 and 2016. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income decreased $132 during the second quarter of 2017 compared to the same period of 2016. The decrease is mainly due to a decrease in swap related income during the second quarter of 2017 as compared to the same period in 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,
	2017	2016
Salaries, Wages and benefits	$7,178	$6,354
Net occupancy expense	655	670
Equipment expense	418	368
Contracted data processing	429	395
FDIC assessment	133	179
State franchise tax	255	240
Professional services	733	517
Amortization of intangible assets	158	172
ATM expense	214	75
Marketing	276	275
Other	2,100	1,805

Total noninterest expense	$12,549	$11,050

Noninterest expense for the three months ended June 30, 2017 was $12,549, an increase of $1,499, or 13.6%, from $11,050 reported for the same period of 2016. The primary reasons for the increase follow.

Salaries, wages and benefits were $7,178, up $824 or 13.0% as compared to the same period of 2016. These increases are mainly due to an increase in payroll and payroll related expenses due to an increase in full time equivalent (FTE) employees and annual pay increases. FTE employees increased 13.4, to 346.7 FTE, as compared to the same period of 2016. In addition, incentive based costs, employee insurance costs and pension costs increased, as compared to the same period of 2016.

Equipment expenses were $418, up $50 or 13.6% compared to the same period in 2016. The quarter-over-quarter increase was attributable to higher repair and maintenance expense during the second quarter of 2017 as compared to the same period.

FDIC assessments were $133, down $46 or 25.7% compared to the same period in 2016. The quarter-over-quarter decrease is the result of a new lower assessment rate schedule that became effective in 2016.

Professional services costs increased $216, or 41.8% from the same period of 2016. The quarter-over-quarter increase was attributable to the Company retaining professional services to analyze its’ workflow systems and recommend process improvements.

ATM costs were $214, up $139 or 185.3% compared to the same period in 2016. The increase is primarily due to vendor credits that expired in the second quarter of 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Other operating expenses were $2,100, up $295 or 16.3% compared to the same period in 2016. The increase is primarily due to higher collection and repossession expenses in 2017 as compared to the same period in 2016.

Income tax expense for the three months ended June 30, 2017 totaled $1,323, down $761 compared to the same period in 2016. The effective tax rates for the three-month periods ended June 30, 2017 and June 30, 2016 were 26.9% and 28.7%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income. The decrease in the effective tax rate as of June 30, 2017 is the result of an decrease in taxable income as compared to the same period in 2016.

Capital Resources

Shareholders’ equity totaled $178,843 at June 30, 2017 compared to $137,616 at December 31, 2016. The increase in shareholders’ equity resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,821. Shareholders’ equity was also positively impacted by net income of $8,231, a $323 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $1,258, which was offset by dividends on preferred stock and common stock of $627 and $1,116, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2017 and December 31, 2016 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2017	17.0%	15.9%	11.8%	12.5%
Company Ratios—December 31, 2016	14.2%	13.0%	8.6%	10.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.06 per common share on February 1, 2017 and on May 1, 2017. In 2016, the Company paid a cash dividend of $0.05 per common share on February 1, 2016 and on May 1, 2016. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017 and approximately $308 on June 15, 2017. In 2016, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016 and on June 15, 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $4,801, or 2.1% of the total security portfolio at June 30, 2017. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8,223 and $7,866 for the six months ended June 30, 2017 and 2016, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $78,871 and $31,848 for the six months ended June 30, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Cash provided by deposits, borrowings and net proceeds from our common equity offering comprised most of our financing activities, which resulted in net cash provided of $73,468 and $30,193 for the six months ended June 30, 2017 and 2016, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of June 30, 2017, Civista had total credit availability with the FHLB of $388,379 with standby letters of credit totaling $19,600 and a remaining borrowing capacity of approximately $305,479. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2016 and June 30, 2017, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2017 and December 31, 2016.

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The Company had derivative financial instruments as of December 31, 2016 and June 30, 2017. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2017			December 31, 2016
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	256,243	35,560	16%	229,366	31,559	16%
+100bp	244,331	23,648	11%	219,008	21,201	11%
Base	220,683	—	—	197,807	—	—
-100bp	219,048	(1,635)	-1%	186,624	(11,183)	-6%

The change in net portfolio value from December 31, 2016 to June 30, 2017, can be attributed to two factors. While the yield curve has flattened from the end of the year, both the volume and mix of assets and funding sources has changed. Cash, as it relates to the tax refund processing program, has decreased while the volume of loans and securities have both increased. This change in the mix of assets tends to increase volatility. The funding volume and mix has shifted from borrowed money and CDs to deposits, which tends to increase volatility. The increased volume of loans and securities led to the increase in the base. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets. Accordingly we would see an increase in the net portfolio value. However, a downward change in rates would lead to a decrease in the net portfolio value as the fair value of liabilities would increase more quickly than the fair value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2017, were effective.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2017; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	August 8, 2017
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 8, 2017
Todd A. Michel	Date
Senior Vice President, Controller

Civista Bancshares, Inc.

Index to Exhibits

Form 10-Q

Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Articles of Incorporation of the Company, as filed with the Ohio Secretary of State on December 4, 2015.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016 and incorporated herein by reference. (File No. 1-36192)

3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007)	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed on November 7, 2014 and incorporated herein by reference. (File No. 1-36192)

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2017; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).	Included herewith