Form 10-Q
period 2017-09-30
CIVISTA BANCSHARES, INC.
filed 2017-11-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36192

Civista Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 East Water Street, Sandusky, Ohio	44870
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 3, 2017—10,170,935 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$33,394	$36,695
Securities available for sale	229,419	195,864
Loans held for sale	4,662	2,268
Loans, net of allowance of $12,946 and $13,305	1,129,046	1,042,201
Other securities	14,247	14,055
Premises and equipment, net	17,688	17,920
Accrued interest receivable	4,999	3,854
Goodwill	27,095	27,095
Other intangibles	1,360	1,784
Bank owned life insurance	24,981	24,552
Other assets	9,197	10,975
Total assets	$1,496,088	$1,377,263
LIABILITIES
Deposits
Noninterest-bearing	$357,539	$345,588
Interest-bearing	843,750	775,515
Total deposits	1,201,289	1,121,103
Federal Home Loan Bank advances	56,750	48,500
Securities sold under agreements to repurchase	15,148	28,925
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	11,493	11,692
Total liabilities	1,314,107	1,239,647
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 18,975 shares issued at September 30, 2017 and 20,481 shares issued at December 31, 2016, net of issuance costs	17,557	18,950
Common shares, no par value, 20,000,000 shares authorized, 10,918,899 shares issued at September 30, 2017 and 9,091,473 shares issued at December 31, 2016	153,562	118,975
Retained earnings	28,494	19,263
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(397)	(2,337)
Total shareholders’ equity	181,981	137,616
Total liabilities and shareholders’ equity	$1,496,088	$1,377,263

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$13,022	$11,824	$37,211	$35,311
Taxable securities	977	872	2,764	2,494
Tax-exempt securities	812	664	2,307	1,979
Federal funds sold and other	25	10	473	376
Total interest income	14,836	13,370	42,755	40,160
Interest expense
Deposits	607	506	1,500	1,480
Federal Home Loan Bank advances	276	111	534	312
Subordinated debentures	268	221	766	650
Other	5	6	16	17
Total interest expense	1,156	844	2,816	2,459
Net interest income	13,680	12,526	39,939	37,701
Provision (credit) for loan losses	—	—	—	(1,300)
Net interest income after provision (credit) for loan losses	13,680	12,526	39,939	39,001
Noninterest income
Service charges	1,177	1,194	3,609	3,714
Net gain (loss) on sale of securities	(9)	18	(9)	20
Net gain on sale of loans	472	541	1,207	1,341
ATM fees	567	541	1,643	1,584
Wealth management fees	787	688	2,233	1,989
Bank owned life insurance	142	149	429	415
Tax refund processing fees	—	—	2,750	2,750
Other	329	522	842	1,176
Total noninterest income	3,465	3,653	12,704	12,989
Noninterest expense
Salaries, wages and benefits	7,389	6,375	21,684	19,053
Net occupancy expense	690	708	2,002	2,009
Equipment expense	350	494	1,097	1,158
Contracted data processing	357	397	1,174	1,147
FDIC assessment	115	166	414	597
State franchise tax	255	251	767	709
Professional services	534	431	1,718	1,450
Amortization of intangible assets	158	172	483	527
ATM expense	233	183	700	379
Marketing	240	249	768	810
Other operating expenses	1,846	1,769	5,410	5,314
Total noninterest expense	12,167	11,195	36,217	33,153
Income before taxes	4,978	4,984	16,426	18,837
Income tax expense	1,318	1,304	4,534	5,251
Net Income	3,660	3,680	11,892	13,586
Preferred stock dividends	308	374	935	1,156
Net income available to common shareholders	$3,352	$3,306	$10,957	$12,430
Earnings per common share, basic	$0.33	$0.41	$1.12	$1.57
Earnings per common share, diluted	$0.29	$0.34	$0.97	$1.24

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$3,660	$3,680	$11,892	$13,586
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	86	(1,225)	1,993	2,273
Tax effect	(29)	417	(678)	(772)
Pension liability adjustment	426	83	946	249
Tax effect	(144)	(28)	(321)	(84)
Total other comprehensive income (loss)	339	(753)	1,940	1,666
Comprehensive income	$3,999	$2,927	$13,832	$15,252

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2016	20,481	$18,950	8,343,509	$118,975	$19,263	$(17,235)	$(2,337)	$137,616
Net Income	—	—	—	—	11,892	—	—	11,892
Other comprehensive income	—	—	—	—	—	—	1,940	1,940
Conversion of Series B preferred shares to common shares	(1,506)	(1,393)	192,568	1,393	—	—	—	—
Common stock issuance, net of costs	—	—	1,610,000	32,821	—	—	—	32,821
Stock-based compensation	—	—	25,069	377	—	—	—	377
Common stock dividends ($0.18 per share)	—	—	—	—	(1,726)	—	—	(1,726)
Preferred stock dividend	—	—	—	—	(935)	—	—	(935)
Retirement of common stock			(211)	(4)				(4)
Balance, September 30, 2017	18,975	$17,557	10,170,935	$153,562	$28,494	$(17,235)	$(397)	$181,981

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Net cash from operating activities	$11,821	$11,318
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	23,529	23,264
Purchases of securities, available-for-sale	(57,005)	(31,130)
Sale of securities available for sale	953	4,379
Purchases of other securities	(192)	(474)
Purchase of bank owned life insurance	—	(3,885)
Net loan originations	(86,678)	(43,285)
Loans purchased, installment	—	(1,643)
Proceeds from sale of other real estate owned properties	72	238
Proceeds from sale of premises and equipment	139	—
Premises and equipment purchases	(755)	(1,292)
Net cash used for investing activities	(119,937)	(53,828)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(2,500)	—
Net change in short-term FHLB advances	10,750	(36,200)
Increase in deposits	80,186	82,120
Decrease in securities sold under repurchase agreements	(13,777)	(3,327)
Net proceeds from common stock issuance	32,821	—
Cash payment for retirement of common stock	(4)	—
Common dividends paid	(1,726)	(1,259)
Preferred dividends paid	(935)	(1,156)
Net cash provided by financing activities	104,815	40,178
Decrease in cash and due from financial institutions	(3,301)	(2,332)
Cash and due from financial institutions at beginning of period	36,695	35,561
Cash and due from financial institutions at end of period	$33,394	$33,229
Cash paid during the period for:
Interest	$2,753	$2,442
Income taxes	4,300	4,700
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	78	73
Transfer of premises to held-for-sale	3	—
Transfer of loans held for sale to portfolio	419	—
Conversion of preferred shares to common shares	1,393	2,497
Securities purchased not settled	1,609	—
Securities sold not settled	—	2,386

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation : Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc., Water Street Properties, Inc. (Water St.) and FC Refund Solutions, Inc. (FCRS). FCRS was formed to facilitate payment of individual state and federal income tax refunds. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. First Citizens Insurance Agency, Inc. was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2017. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through September 30, 2017. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2017 and its results of operations and changes in cash flows for the periods ended September 30, 2017 and 2016 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2016 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The bank has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $284,218, or 24.8% of total loans, as of September 30, 2017 and the other is to Lessors of Residential Buildings and Dwellings totaling $155,616, or 13.6% of total loans, as of September 30, 2017. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

(2) Significant Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is regularly reviewed by management to determine that the amount is considered adequate to absorb probable losses in the loan portfolio.  If not, an additional provision is made to increase the allowance.  This evaluation includes specific loss estimates on certain individually reviewed impaired loans, the pooling of commercial credits risk graded as special mention and substandard that are not individually analyzed, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other items.

Those judgments and assumptions that are most critical to the application of this accounting policy are assessing the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk ratings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors, including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

Pension Benefits:  Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.

Use of Estimates : To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, impairment of goodwill, fair values of financial instruments, deferred taxes and pension obligations are particularly subject to change.

Income Taxes : Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Business Combinations: At the date of acquisition the Company records the assets and liabilities of the acquired companies on the Consolidated Balance Sheet at their fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders’ equity.

Derivative Instruments and Hedging Activities : The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging . The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes because the Company does not currently intend to execute a setoff with its’ counterparties. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities . This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . The standard in this Update requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment . To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715) . The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

components of net benefit cost must be disclosed.  The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. For all other entities (including all nonprofit organizations “NPOs”), it is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) , which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options ), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.  The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. The Update also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,972	$178	$(87)	$31,063
Obligations of states and political subdivisions	109,443	4,397	(225)	113,615
Mortgage-backed securities in government sponsored entities	83,486	793	(356)	83,923
Total debt securities	223,901	5,368	(668)	228,601
Equity securities in financial institutions	481	337	—	818
Total	$224,382	$5,705	$(668)	$229,419

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,406	$117	$(77)	$37,446
Obligations of states and political subdivisions	92,177	3,395	(574)	94,998
Mortgage-backed securities in government sponsored entities	62,756	483	(597)	62,642
Total debt securities	192,339	3,995	(1,248)	195,086
Equity securities in financial institutions	481	297	—	778
Total	$192,820	$4,292	$(1,248)	$195,864

The amortized cost and fair value of securities at September 30, 2017, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,099	$5,108
Due after one year through five years	30,106	30,180
Due after five years through ten years	33,441	35,104
Due after ten years	71,769	74,286
Mortgage-backed securities	83,486	83,923
Equity securities	481	818
Total securities available for sale	$224,382	$229,419

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sale proceeds	$953	$2,385	$953	$4,379
Gross realized gains	—	18	—	18
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	(9)	—	(9)	2

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $130,367 and $139,179 as of September 30, 2017 and December 31, 2016, respectively.

Securities with unrealized losses at September 30, 2017 and December 31, 2016 not recognized in income are as follows:

September 30, 2017	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,574	$(48)	$3,761	$(39)	$17,335	$(87)
Obligations of states and political subdivisions	4,960	(51)	5,462	(174)	10,422	(225)
Mortgage-backed securities in gov’t sponsored entities	21,758	(108)	15,062	(248)	36,820	(356)
Total temporarily impaired	$40,292	$(207)	$24,285	$(461)	$64,577	$(668)

December 31, 2016	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,271	$(61)	$893	$(16)	$14,164	$(77)
Obligations of states and political subdivisions	17,167	(558)	519	(16)	17,686	(574)
Mortgage-backed securities in gov’t sponsored entities	35,453	(566)	2,849	(31)	38,302	(597)
Total temporarily impaired	$65,891	$(1,185)	$4,261	$(63)	$70,152	$(1,248)

At September 30, 2017, there were fifty-eight securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

(4) Loans

Loan balances were as follows:

	September 30, 2017	December 31, 2016
Commercial and agriculture	$147,537	$135,462
Commercial real estate- owner occupied	167,678	161,364
Commercial real estate- non-owner occupied	424,430	395,931
Residential real estate	267,839	247,308
Real estate construction	77,978	56,293
Farm Real Estate	38,966	41,170
Consumer and other	17,564	17,978
Total loans	1,141,992	1,055,506
Allowance for loan losses	(12,946)	(13,305)
Net loans	$1,129,046	$1,042,201

Included in total loans above are deferred loan (fees) costs of $(80) at September 30, 2017 and $94 at December 31, 2016.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $12,946 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2017. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.

Allowance for loan losses:

For the nine months ended September 30, 2017

September 30, 2017	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(11)	$134	$(530)	$1,611
Commercial Real Estate:
Owner Occupied	2,171	(301)	26	177	2,073
Non-Owner Occupied	4,606	(38)	42	663	5,273
Residential Real Estate	3,089	(312)	164	(462)	2,479
Real Estate Construction	420	—	32	215	667
Farm Real Estate	442	—	2	(20)	424
Consumer and Other	314	(135)	38	108	325
Unallocated	245	—	—	(151)	94
Total	$13,305	$(797)	$438	$—	$12,946

For the nine months ended September 30, 2017, the allowance for Commercial & Agriculture loans was reduced by a decrease in general reserves as a result of lower loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced by a decrease in general reserves and charge-offs. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to higher outstanding loan balances for this type of loan. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans increased due to an increase in general reserves required for this type as a result of higher loss rates. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2016

	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,478	$(870)	$79	$1,023	$1,710
Commercial Real Estate:
Owner Occupied	2,467	(166)	53	(44)	2,310
Non-Owner Occupied	4,657	(23)	1,365	(1,456)	4,543
Residential Real Estate	4,086	(280)	384	(735)	3,455
Real Estate Construction	371	(115)	8	160	424
Farm Real Estate	538	—	—	(108)	430
Consumer and Other	382	(85)	40	0	337
Unallocated	382	—	—	(140)	242
Total	$14,361	$(1,539)	$1,929	$(1,300)	$13,451

For the nine months ended September 30, 2016, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves as a result of higher balances and higher loss rates in criticized loans.  The result was represented as an increase in the provision.  The allowance for Commercial Real Estate – Owner Occupied loans was reduced not only by a decrease in specific reserves required for this type, but also by decreases in past due, classified and non-accrual loans for this type.  The result of these changes was represented as a decrease in the provision.  The decrease in allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of a decrease in general reserves required as a result of lower loss rates and improvement in past due, classified and non-accrual loans for this type.  In addition, a payoff on a previously charged down loan was received resulting in a recovery of approximately $1,303. The net result was represented as a decrease in the provision. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision.  The allowance for Real Estate Construction loans increased due to an increase in loss rates for this type of loan, which was represented as an increase in the provision.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in loss rates.  The result of these changes was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Allowance for loan losses:

For the three months ended September 30, 2017

	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,608	$(10)	$51	$(38)	$1,611
Commercial Real Estate:
Owner Occupied	2,010	(91)	8	146	2,073
Non-Owner Occupied	4,739	(38)	33	539	5,273
Residential Real Estate	2,676	(116)	77	(158)	2,479
Real Estate Construction	482	—	13	172	667
Farm Real Estate	425	—	2	(3)	424
Consumer and Other	324	(54)	24	31	325
Unallocated	783	—	—	(689)	94
Total	$13,047	$(309)	$208	$—	$12,946

For the three months ended September 30, 2017, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves as a result of higher loan balances, offset by net recoveries. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves as a result of higher outstanding loan balances and loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and by higher loss rates. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to higher outstanding loan balances for this type of loan and recoveries. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2016

	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,557	$(828)	$44	$937	$1,710
Commercial Real Estate:
Owner Occupied	2,393	(124)	1	40	2,310
Non-Owner Occupied	4,969	(23)	6	(409)	4,543
Residential Real Estate	3,899	(55)	23	(412)	3,455
Real Estate Construction	366	(115)	6	167	424
Farm Real Estate	476	—	—	(46)	430
Consumer and Other	358	(38)	7	10	337
Unallocated	529	—	—	(287)	242
Total	$14,547	$(1,183)	$87	$—	$13,451

For the three months ended September 30, 2016, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves as a result of higher loss rates and an increase in loan balances.  The result was represented as an increase in the provision.  The decrease in allowance for Commercial Real Estate – Non-Owner Occupied loans was the result of a decrease in general reserves required as a result of lower loss rates and improvement in past due, classified and non-accrual loans for this type.  The net result was represented as a decrease in the provision.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates for this type of loan, which was represented as an increase in the provision.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances, represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2017 and December 31, 2016.

September 30, 2017	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$81	$122	$1,408	$1,611
Commercial Real Estate:
Owner Occupied	—	4	2,069	2,073
Non-Owner Occupied	—	—	5,273	5,273
Residential Real Estate	52	114	2,313	2,479
Real Estate Construction	—	—	667	667
Farm Real Estate	—	6	418	424
Consumer and Other	—	—	325	325
Unallocated	—	—	94	94
Total	$133	$246	$12,567	$12,946
Outstanding loan balances:
Commercial & Agriculture	$89	$1,170	$146,278	$147,537
Commercial Real Estate:
Owner Occupied	—	1,039	166,639	167,678
Non-Owner Occupied	—	50	424,380	424,430
Residential Real Estate	139	1,386	266,314	267,839
Real Estate Construction	—	—	77,978	77,978
Farm Real Estate	—	613	38,353	38,966
Consumer and Other	—	—	17,564	17,564
Total	$228	$4,258	$1,137,506	$1,141,992

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

The following tables present credit exposures by internally assigned grades as of September 30, 2017 and December 31, 2016. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$140,866	$4,697	$1,974	$—	$147,537
Commercial Real Estate:
Owner Occupied	156,583	7,119	3,976	—	167,678
Non-Owner Occupied	421,452	2,174	804	—	424,430
Residential Real Estate	63,081	2,054	5,998	—	71,133
Real Estate Construction	73,581	15	27	—	73,623
Farm Real Estate	30,604	6,513	1,849	—	38,966
Consumer and Other	1,598	—	75	—	1,673
Total	$887,765	$22,572	$14,703	$—	$925,040

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$127,867	$4,300	$3,295	$—	$135,462
Commercial Real Estate:
Owner Occupied	151,659	4,016	5,689	—	161,364
Non-Owner Occupied	393,592	1,676	663	—	395,931
Residential Real Estate	59,015	1,661	6,911	—	67,587
Real Estate Construction	50,678	16	27	—	50,721
Farm Real Estate	31,814	5,673	3,683	—	41,170
Consumer and Other	2,135	—	109	—	2,244
Total	$816,760	$17,342	$20,377	$—	$854,479

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2017 and December 31, 2016 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2017	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$196,706	$4,355	$15,847	$216,908
Nonperforming	—	—	44	44
Total	$196,706	$4,355	$15,891	$216,952

December 31, 2016	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$179,721	$5,572	$15,725	$201,018
Nonperforming	—	—	9	9
Total	$179,721	$5,572	$15,734	$201,027

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2017 and December 31, 2016.

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$389	$—	$664	$1,053	$146,395	$89	$147,537	$—
Commercial Real Estate:
Owner Occupied	—	174	516	690	166,988	—	167,678	—
Non-Owner Occupied	164	108	420	692	423,738	—	424,430	—
Residential Real Estate	218	242	878	1,338	266,362	139	267,839	—
Real Estate Construction	—	68	27	95	77,883	—	77,978	—
Farm Real Estate	—	—	193	193	38,773	—	38,966	—
Consumer and Other	86	10	48	144	17,420	—	17,564	44
Total	$857	$602	$2,746	$4,205	$1,137,559	$228	$1,141,992	$44

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$156	$20	$152	$328	$135,046	$88	$135,462	$—
Commercial Real Estate:
Owner Occupied	722	553	280	1,555	159,809	—	161,364	—
Non-Owner Occupied	147	—	316	463	395,468	—	395,931	—
Residential Real Estate	1,812	507	1,049	3,368	243,772	168	247,308	—
Real Estate Construction	—	—	27	27	56,266	—	56,293	—
Farm Real Estate	93	—	—	93	41,077	—	41,170	—
Consumer and Other	215	31	31	277	17,701	—	17,978	9
Total	$3,145	$1,111	$1,855	$6,111	$1,049,139	$256	$1,055,506	$9

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commercial & Agriculture	$1,889	$1,622
Commercial Real Estate:
Owner Occupied	1,989	1,461
Non-Owner Occupied	566	464
Residential Real Estate	2,798	3,266
Real Estate Construction	27	27
Farm Real Estate	193	2
Consumer and Other	70	101
Total	$7,532	$6,943

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2017, TDRs accounted for $298 of the allowance for loan losses. As of December 31, 2016, TDRs accounted for $278 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the periods ended September 30, 2017 and September 30, 2016 were as follows:

For the Nine-Month Period Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	13	13
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	1	$13	$13

	For the Nine-Month Period Ended September 30, 2016
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

For the Three-Month Period Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	—	$—	$—

For the Three-Month Period Ended September 30, 2016
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

During both the three- and nine-month periods ended September 30, 2017 and September 30, 2016, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$1,230	$1,751
Commercial Real Estate:
Owner Occupied	814	1,069		1,658	1,803
Non-Owner Occupied	50	53		359	386
Residential Real Estate	996	1,068		1,259	1,590
Farm Real Estate	149	149		614	614
Consumer and Other	—	—		1	1
Total	2,009	2,339		5,121	6,145
With an allowance recorded:
Commercial & Agriculture	1,170	1,720	$122	753	1,303	$82
Commercial Real Estate:
Owner Occupied	225	225	4	238	238	4
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	390	394	114	427	431	102
Farm Real Estate	464	464	6	—	—	—
Total	2,249	2,803	246	1,418	1,972	188
Total:
Commercial & Agriculture	1,170	1,720	122	1,983	3,054	82
Commercial Real Estate:
Owner Occupied	1,039	1,294	4	1,896	2,041	4
Non-Owner Occupied	50	53	—	359	386	—
Residential Real Estate	1,386	1,462	114	1,686	2,021	102
Farm Real Estate	613	613	6	614	614	—
Consumer and Other	—	—	—	1	1	—
Total	$4,258	$5,142	$246	$6,539	$8,117	$188

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and nine-month periods ended September 30, 2017 and 2016.

	September 30, 2017		September 30, 2016
For the nine months ended:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,609	$27	$1,453	$19
Commercial Real Estate—Owner Occupied	1,632	66	1,954	66
Commercial Real Estate—Non-Owner Occupied	280	5	1,519	858
Residential Real Estate	1,554	56	1,699	60
Real Estate Construction	—	—	473	—
Farm Real Estate	614	21	1,123	17
Consumer and Other	—	—	2	—
Total	$5,689	$175	$8,223	$1,020

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2017		September 30, 2016
For the three months ended:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$1,366	$7	$2,401	$8
Commercial Real Estate—Owner Occupied	1,377	18	1,774	21
Commercial Real Estate—Non-Owner Occupied	202	2	556	1
Residential Real Estate	1,437	17	1,873	21
Real Estate Construction	—	—	—	—
Farm Real Estate	614	8	1,032	7
Consumer and Other	—	—	2	—
Total	$4,996	$52	$7,638	$58

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Nine-Month Period Ended September 30, 2017	For the Nine-Month Period Ended September 30, 2016
	(In Thousands)	(In Thousands)
Balance at beginning of period	$49	$82
Acquisition of PCI loans	—	—
Accretion	(27)	(24)
Balance at end of period	$22	$58

	For the Three-Month Period Ended September 30, 2017	For the Three-Month Period Ended September 30, 2016
	(In Thousands)	(In Thousands)
Balance at beginning of period	$31	$66
Acquisition of PCI loans	—	—
Accretion	(9)	(8)
Balance at end of period	$22	$58

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2017	At December 31, 2016
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$795	$850
Carrying amount	228	256

There has been $133 and $175 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2017 and December 31, 2016, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2017 and December 31, 2016, a total of $27 and $37, respectively of foreclosed assets were included with other assets. As of September 30, 2017, included within the foreclosed assets is $27 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2017 and December 31, 2016, the Company had initiated formal foreclosure procedures on $251 and $710, respectively, of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2017 (a)			September 30, 2016 (a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,008	$(4,345)	$(2,337)	$3,554	$(4,049)	$(495)
Other comprehensive income before reclassifications	1,309	—	1,309	1,514	—	1,514
Amounts reclassified from accumulated other comprehensive loss	6	625	631	(13)	165	152
Net current-period other comprehensive income	1,315	625	1,940	1,501	165	1,666
Ending balance	$3,323	$(3,720)	$(397)	$5,055	$(3,884)	$1,171

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(9)	$20	Net gain (loss) on securities available for sale
Tax effect	3	(7)	Income tax expense
	(6)	13	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(946)	(249)	Salaries, wages and benefits
Tax effect	321	84	Income tax expense
	(625)	(165)	Net of tax
Total reclassifications for the period	$(631)	$(152)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2017 (a)			September 30, 2016 (a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,266	$(4,002)	$(736)	$5,863	$(3,939)	$1,924
Other comprehensive income before reclassifications	51	—	51	(796)	—	(796)
Amounts reclassified from accumulated other comprehensive loss	6	282	288	(12)	55	43
Net current-period other comprehensive income	57	282	339	(808)	55	(753)
Ending balance	$3,323	$(3,720)	$(397)	$5,055	$(3,884)	$1,171

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended September 30, 2017	For the three months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(9)	$18	Net gain (loss) on securities available for sale
Tax effect	3	(6)	Income tax expense
	(6)	12	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(426)	(83)	Salaries, wages and benefits
Tax effect	144	28	Income tax expense
	(282)	(55)	Net of tax
Total reclassifications for the period	$(288)	$(43)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The balance of goodwill was $27,095 at September 30, 2017 and December 31, 2016. Management performs an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2016 and concluded that the Company’s goodwill was not impaired at December 31, 2016.

There was no change in the carrying amount of goodwill for the periods ended September 30, 2017 and December 31, 2016.

Acquired intangible assets, other than goodwill, as of September 30, 2017 and December 31, 2016 were as follows:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$1,022	$302	$720	$912	$250	$662
Core deposit intangibles	7,274	6,634	640	7,274	6,152	1,122
Total amortized intangible assets	$8,296	$6,936	$1,360	$8,186	$6,402	$1,784

(1)	Excludes fully amortized intangible assets

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Aggregate core deposit intangible amortization expense was $158, $172, $483 and $527 for the three and nine-months ended September 30, 2017 and 2016, respectively.

Aggregate mortgage servicing rights amortization was $23, $30, $51 and $45 for the three and nine-months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2017	$30	$104	$134
2018	40	111	151
2019	40	88	128
2020	40	72	112
2021	40	68	108
Thereafter	530	197	727
	$720	$640	$1,360

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At September 30, 2017		At December 31, 2016
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$41,750	$—	$31,000
Maximum indebtedness	22,500	115,050	20,000	70,400
Average balance	156	42,102	116	10,483
Average rate paid	1.71%	1.08%	0.86%	0.42%
Interest rate on balance	—	1.17%	—	0.64%

Average balance during the period represent daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2017 and December 31, 2016.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2017 and December 31, 2016. All of the repurchase agreements are overnight agreements.

	September 30, 2017	December 31, 2016
Securities pledged for repurchase agreements:
U.S. Treasury securities	$742	$1,761
Obligations of U.S. government agencies	14,406	27,164
Total securities pledged	$15,148	$28,925
Gross amount of recognized liabilities for repurchase agreements	$15,148	$28,925
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic
Net income	$3,660	$3,680	$11,892	$13,586
Preferred stock dividends	308	374	935	1,156
Net income available to common shareholders—basic	$3,352	$3,306	$10,957	$12,430
Weighted average common shares outstanding—basic	10,170,734	8,042,303	9,815,118	7,922,170
Basic earnings per common share	$0.33	$0.41	$1.12	$1.57
Diluted
Net income available to common shareholders—basic	$3,352	$3,306	$10,957	$12,430
Preferred stock dividends	308	374	935	1,156
Net income available to common shareholders—diluted	$3,660	$3,680	$11,892	$13,586
Weighted average common shares outstanding for basic earnings per common share	10,170,734	8,042,303	9,815,118	7,922,170
Add: Dilutive effects of convertible preferred shares	2,426,565	2,922,609	2,455,008	3,024,712
Average shares and dilutive potential common shares outstanding—diluted	12,597,299	10,964,912	12,270,126	10,946,882
Diluted earnings per common share	$0.29	$0.34	$0.97	$1.24

For the three-month period ended September 30, 2017 there were 2,426,565 dilutive shares related to the Company’s convertible preferred stock. For the nine-month period ended September 30, 2017 there were 2,455,008 dilutive shares related to the Company’s convertible preferred stock. For the three-month period ended September 30, 2016 there were 2,922,609 dilutive shares related to the Company’s convertible preferred stock. For the nine-month period ended September 30, 2016 there were 3,024,712 dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2017 and December 31, 2016:

	Contract Amount
	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$8,042	$271,718	$6,905	$202,923
Overdraft protection	6	32,223	5	29,075
Letters of credit	624	317	600	349
	$8,672	$304,258	$7,510	$232,347

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.25% to 8.00% at September 30, 2017 and from 3.25% to 8.75% at December 31, 2016. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $5,223 on September 30, 2017 and $2,887 on December 31, 2016.

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

Net periodic pension benefit was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	171	170	509	509
Expected return on plan assets	(283)	(274)	(844)	(821)
Other components	426	83	946	249
Net periodic pension benefit	$314	$(21)	$611	$(63)

The total amount of pension contributions expected to be paid by the Company in 2017 is $2,000. The Company contributed $500 in 2016.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 292,209 shares available for future grants under this plan at September 30, 2017.

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

Finally, on September 11, 2017, a newly appointed director of the Company’s banking subsidiary, Civista, was paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 367 common shares was issued as payment of her retainer for her service on the Civista Board of Directors covering the period up to the 2018 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $8.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

No options had been granted under the 2014 Incentive Plan as of September 30, 2017 and 2016.

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

The following is a summary of the status of the Company’s restricted shares and changes therein for the three- and nine-month periods ended September 30, 2017:

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	42,138	$15.60	37,050	$10.77
Granted	—	—	17,898	22.15
Vested	—	—	(12,810)	10.76
Forfeited	—	—	—	—
Nonvested at September 30, 2017	42,138	$15.60	42,138	$15.60

The following is a summary of the status of the Company’s awarded restricted shares as of September 30, 2017:

At September 30, 2017
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 17, 2015	16,699	$9	0.25
March 11, 2016	15,748	41	1.25
March 20, 2017	11,713	126	2.25
January 15, 2016	10,260	72	3.25
March 20, 2017	6,185	119	4.25
	60,605	$367	2.93

During the nine months ended September 30, 2017, the Company recorded $225 of share-based compensation expense and $152 of director retainer fees for shares granted under the 2014 Incentive Plan. At September 30, 2017, the total compensation cost related to unvested awards not yet recognized is $367, which is expected to be recognized over the weighted average remaining life of the grants of 2.93 years.

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

Assets measured at fair value are summarized below.

	Fair Value Measurements at September 30, 2017 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$31,063	$—
Obligations of states and political subdivisions	—	113,615	—
Mortgage-backed securities in government sponsored entities	—	83,923	—
Equity securities in financial institutions	—	818	—
Swap asset	—	1,706	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,706	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,639
Other real estate owned	—	—	27

	Fair Value Measurements at December 31, 2016 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$37,446	$—
Obligations of states and political subdivisions	—	94,998	—
Mortgage-backed securities in government sponsored entities	—	62,642	—
Equity securities in financial institutions	—	778	—
Swap asset	—	1,839	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,839	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$952
Other real estate owned	—	—	37

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,639	Appraisal of collateral	Appraisal adjustments	10% - 48%	34%
			Liquidation expense	0% - 10%	4%
			Holding period	0 - 30 months	20 months
Other real estate owned	$27	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$952	Appraisal of collateral	Appraisal adjustments	10% - 67%	64%
			Liquidation expense	0% - 10%	4%
			Holding period	0 - 30 months	19 months
Other real estate owned	$37	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

The carrying amount and fair values of financial instruments are as follows:

September 30, 2017	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$33,394	$33,394	$33,394	$—	$—
Securities available for sale	229,419	229,419	—	229,419	—
Other securities	14,247	14,247	14,247	—	—
Loans, held for sale	4,662	4,662	4,662	—	—
Loans, net of allowance for loan losses	1,129,046	1,130,083	—	—	1,130,083
Bank owned life insurance	24,981	24,981	24,981	—	—
Accrued interest receivable	4,999	4,999	4,999	—	—
Swap asset	1,706	1,706	—	1,706	—
Financial Liabilities:
Nonmaturing deposits	947,262	947,262	947,262	—	—
Time deposits	254,027	254,017	—	—	254,017
Short-term FHLB advances	41,750	41,722	41,722	—	—
Long-term FHLB advances	15,000	14,966	—	—	14,966
Securities sold under agreement to repurchase	15,148	15,148	15,148	—	—
Subordinated debentures	29,427	29,470	—	—	29,470
Accrued interest payable	244	244	244	—	—
Swap liability	1,706	1,706	—	1,706	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of September 30, 2017.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$60,711	5.09%	$35	Monthly
Derivative Liabilities	(60,711)	-5.09%	(35)	Monthly
Net Exposure	$—		$—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $3,079 and $2,754, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,741 and $2,313 at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $247 and $231, offset by tax credits and other benefits from its investment in affordable housing tax credits of $414 and $442, respectively. During the quarters ended September 30, 2017 and 2016, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $82 and $77, offset by tax credits and other benefits from its investment in affordable housing tax credits of $138 and $147, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2017 compared to December 31, 2016, and the consolidated results of operations for the three- and nine-month period ended September 30, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Company at September 30, 2017 were $1,496,088 compared to $1,377,263 at December 31, 2016, an increase of $118,825, or 8.6%. The increase in total assets was mainly attributable to increases in securities available for sale, loans held for sale and loans. Total liabilities at September 30, 2017 were $1,314,107 compared to $1,239,647 at December 31, 2016, an increase of $74,460, or 6.0%. The increase in total liabilities was mainly attributable to increases in total deposits and FHLB overnight advances offset by a decrease in securities sold under agreements to repurchase.

Loans outstanding as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Commercial & Agriculture	$147,537	$135,462
Commercial Real Estate—Owner Occupied	167,678	161,364
Commercial Real Estate—Non-Owner Occupied	424,430	395,931
Residential Real Estate	267,839	247,308
Real Estate Construction	77,978	56,293
Farm Real Estate	38,966	41,170
Consumer and Other	17,564	17,978
Total loans	1,141,992	1,055,506
Allowance for loan losses	(12,946)	(13,305)
Net loans	$1,129,046	$1,042,201

Net loans have increased $86,845 or 8.3% since December 31, 2016. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $12,075, $6,314, $28,499, $20,531 and $21,685, respectively, since December 31, 2016, while the Farm Real Estate and Consumer and Other loan portfolios decreased $2,204 and $414, respectively, since December 31, 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans held for sale have increased $2,394 or 105.6% since December 31, 2016, due to an increase in originations. At September 30, 2017, the net loan to deposit ratio was 94.0% compared to 93.0% at December 31, 2016.

During the first nine months of 2017, there were no provisions made to the allowance for loan losses from earnings. During the first nine months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged down amount of approximately $1,303. The result of the transaction was a credit of $1,300 from the allowance for loan losses during the nine months of operations in 2016. Net charge-offs for the first nine months of 2017 totaled $359, compared to a net recovery of $390 in the first nine months of 2016. For the first nine months of 2017, the Company charged off a total of fifty-four loans. Twenty-four Real Estate Mortgage loans totaling $312, two Commercial and Agriculture loan totaling $11, four Commercial Real Estate – Owner Occupied loans totaling $301, one Commercial Real Estate – Non-Owner Occupied totaling $38 and twenty-three Consumer and Other loans totaling $135 were charged off in the first nine months of the year. In addition, during the first nine months of 2017, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $134, Commercial Real Estate – Owner Occupied loans of $26, Commercial Real Estate – Non-Owner Occupied loans of $42, Real Estate Mortgage loans of $164, Real Estate Construction loans of $32, Farm Real Estate of $2 and Consumer and Other loans of $38. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans increased by $624 since December 31, 2016, which was due to an increase in loans on nonaccrual status of $589 and an increase in loans past due 90 days and accruing of $35. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.13% at September 30, 2017 and 1.26% at December 31, 2016.

The available for sale security portfolio increased by $33,555, from $195,864 at December 31, 2016 to $229,419 at September 30, 2017. The increase in the available for sale security portfolio is due to the investment of the net proceeds from the public offering completed by the Company on February 24, 2017. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2017, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have decreased $232 from December 31, 2016 to September 30, 2017. The decrease is the result of new purchases of $755, offset by disposals, net of gains of $72, depreciation of $912 and the transfer of $3 of assets to premises and equipment held for sale.

Bank owned life insurance (BOLI) increased $429 from December 31, 2016 to September 30, 2017. The difference is the result of increases in the cash surrender value of the underlying insurance policies.

Total deposits as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Noninterest-bearing demand	$357,539	$345,588
Interest-bearing demand	188,570	183,759
Savings and money market	401,153	384,330
Time deposits	254,027	207,426
Total Deposits	$1,201,289	$1,121,103

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at September 30, 2017 increased $80,186 from year-end 2016. Noninterest-bearing deposits increased $11,951 from year-end 2016, while interest-bearing deposits, including savings and time deposits, increased $68,235 from December 31, 2016. The increase in noninterest-bearing deposits was primarily due to increases in public fund deposits and cash balances remaining related to the Company’s participation in a tax refund processing program. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2016 over the next quarter. The interest-bearing deposit increase was mainly due to increases in brokered deposits. The year-to-date average balance of total deposits increased $11,370 compared to the average balance of the same period in 2016 due to increases in demand deposits and savings and money market accounts. The increase in average balance is due to increases of $18,086 in demand deposit accounts, $11,867 in money market accounts, $6,332 in NOW accounts and $10,264 in statement saving accounts, offset by decreases of $18,569 in time certificates, $5,953 in CDARS deposits and $9,177 in interest-bearing public funds.

FHLB advances increased $8,250 from December 31, 2016 to September 30, 2017. The increase is due to an increase in overnight funds of $10,750. In addition, on January 11, 2017, an FHLB advance in the amount of $2,500 matured. This advance had terms of one hundred and twenty months with a fixed rate of 4.25%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $13,777 from December 31, 2016 to September 30, 2017.

Shareholders’ equity at September 30, 2017 was $181,981, or 12.2% of total assets, compared to $137,616, or 10.0% of total assets, at December 31, 2016. The increase in the ratio of equity to total assets was the result of increases in total assets as well as shareholders’ equity. The increase in shareholders’ equity resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,821. Shareholders’ equity was also positively impacted by net income of $11,892, a decrease in the Company’s pension liability, net of tax, of $625, an increase in the fair value of securities available for sale, net of tax, of $1,315 and offset by dividends on preferred stock and common stock of $935 and $1,726, respectively. Total outstanding common shares at September 30, 2017 were 10,170,935. Total outstanding common shares at December 31, 2016 were 8,343,509. The increase in common shares outstanding is the result of a public offering of 1,610,000 shares completed on February 24, 2017, the conversion of 1,506 shares of the Company’s previously issued preferred shares into 192,568 common shares, the grant of 17,898 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, the grant of 7,171 common shares to directors of the Company as a retainer for their service and the retirement of 211 common shares on September 22, 2017.

Results of Operations

Nine Months Ended September 30, 2017 and 2016

The Company had net income of $11,892 for the nine months ended September 30, 2017, a decrease of $1,694 from net income of $13,586 for the same nine months of 2016. Basic earnings per common share were $1.12 for the period ended September 30, 2017, compared to $1.57 for the same period in 2016. Diluted earnings per common share were $0.97 for the period ended September 30, 2017, compared to $1.24 for the same period in 2016. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2017 was $39,939, an increase of $2,238 from $37,701 in the same nine months of 2016. Total interest income for the nine months ended September 30, 2017 was $42,755, an increase of $2,595 from $40,160 in the same nine months of 2016. Average earning assets increased 5.0% during the nine months ended September 30, 2017 as compared to the same period in 2016. Average loans, taxable securities, non-taxable securities and bank stocks for the first nine months of 2017 increased 7.3%, 4.4%, 14.4% and 4.2%, respectively, compared to the first nine months of last year. The increases were offset by a decrease in interest-bearing deposits in other banks. Interest-bearing deposits in other banks decreased mainly due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit. The yield on the loan portfolio decreased 8 basis points for the first nine months of 2017 compared to the first nine months of last year. The yield on earning assets increased 6 basis points for the first nine months of 2017 compared to the first nine months of last year. Total interest expense for the nine months ended September 30, 2017 was $2,816, an increase of $357 from $2,459 in the same nine months of 2016. Interest expense on time deposits decreased $48 in the first nine months of 2017 compared to the same period in 2016. Average time deposits for the first nine months of 2017 decreased 11.9% compared to the first nine months of 2016. Interest expense on demand and savings accounts, FHLB borrowings and trust preferred securities increased $68, $222 and $116, respectively, in the first nine months of 2017 compared to the same period in 2016. The interest rate paid on FHLB borrowings during the first nine months of 2017 decreased 10 basis points as compared to the same period in 2016, while the average balance increased 84.9%. The interest rate paid on trust preferred securities during the first nine months of 2017 increased 53 basis points as compared to the same period in 2016. The Company’s net interest margin for the nine months ended September 30, 2017 was 3.93% compared to 3.89% for the period ended September 30, 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2017 and 2016. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 35% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2017			2016
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,094,401	$37,211	4.55%	$1,019,793	$35,311	4.63%
Taxable securities	144,379	2,764	2.59%	138,374	2,494	2.45%
Tax-exempt securities	86,713	2,307	5.65%	75,806	1,979	5.64%
Interest-bearing deposits in other banks	78,576	473	0.80%	103,336	376	0.49%
Total interest-earning assets	$1,404,069	42,755	4.20%	$1,337,309	40,160	4.14%
Noninterest-earning assets:
Cash and due from financial institutions	53,487			58,864
Premises and equipment, net	18,084			16,860
Accrued interest receivable	4,446			4,262
Intangible assets	28,682			29,289
Other assets	10,164			9,986
Bank owned life insurance	24,747			23,111
Less allowance for loan losses	(13,156)			(14,516)
Total Assets	$1,530,523			$1,465,165
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$582,716	$413	0.09%	$564,743	$345	0.08%
Time	181,931	1,087	0.80%	206,620	1,135	0.73%
FHLB	57,195	534	1.25%	30,933	312	1.35%
Federal funds purchased	156	2	1.71%	155	1	0.86%
Subordinated debentures	29,427	766	3.48%	29,427	650	2.95%
Repurchase Agreements	18,597	14	0.10%	21,015	16	0.10%
Total interest-bearing liabilities	$870,022	2,816	0.43%	$852,893	2,459	0.39%
Noninterest-bearing deposits	478,137			460,051
Other liabilities	12,881			20,211
Shareholders’ Equity	169,483			132,010
Total Liabilities and Shareholders’ Equity	$1,530,523			$1,465,165
Net interest income and interest rate spread		$39,939	3.77%		$37,701	3.75%
Net interest margin			3.93%			3.89%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2017 and 2016. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,546	$(646)	$1,900
Taxable securities	133	137	270
Tax-exempt securities	356	(28)	328
Interest-bearing deposits in other banks	(106)	203	97
Total interest income	$2,929	$(334)	$2,595
Interest expense:
Demand and savings	$11	$57	$68
Time	(142)	94	(48)
FHLB	247	(25)	222
Federal funds purchased	—	1	1
Subordinated debentures	—	116	116
Repurchase agreements	(2)	—	(2)
Total interest expense	$114	$243	$357
Net interest income	$2,815	$(577)	$2,238

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. No provision for loan losses was provided during the nine months ended September 30, 2017. During the first nine months of 2016, the Company received a payoff on a nonperforming loan. This particular loan had been analyzed previously and had been charged down based on a deterioration of real estate collateral values during the recent recession. As a result of the payoff of the loan, the Company recovered the charged-down amount of approximately $1,303. The result of the transaction was a reversal of $1,300 from the allowance for loan losses during the nine months of operations in 2016.

Noninterest income for the nine-month periods ended September 30, 2017 and 2016 are as follows:

	Nine months ended September 30,
	2017	2016
Service charges	$3,609	$3,714
Net gain on sale of securities	(9)	20
Net gain on sale of loans	1,207	1,341
ATM fees	1,643	1,584
Wealth management fees	2,233	1,989
Bank owned life insurance	429	415
Tax refund processing fees	2,750	2,750
Other	842	1,176
Total noninterest income	$12,704	$12,989

Noninterest income for the nine months ended September 30, 2017 was $12,704, a decrease of $285 or 2.2% from $12,989 for the same period of 2016. The primary reasons for the decrease follow.

Service charge fee income for the period ended September 30, 2017 was $3,609, down $105 or 2.8% over the same period of 2016. The decrease is primarily due to decreases in business service charges and overdraft charges.

Gain on sale of loans decreased $134 during the first nine months of 2017 compared to the same period of 2016. The decrease is due to a decrease in the premium on loans sold.  The decrease in the premium was offset by an increase in the volume of loans sold during the first nine months of 2017.  Volume was $53,091, up $1,860 or 3.6% as compared to the same period in 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $244 or 12.3% during the first nine months of 2017 compared to the same period in 2016. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2016.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors. The third-party vendors pay us a fee for processing the payments. Tax refund processing fees were $2,750 during the first nine months of 2017 and 2016. This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income decreased $334 during the first nine months of 2017 compared to the same period of 2016. The decrease is mainly due to decreases in swap related income and gain/loss on sale of OREO properties during the first nine months of 2017 as compared to the same period in 2016.

Noninterest expense for the nine-month periods ended September 30, 2017 and 2016 are as follows:

	Nine months ended September 30,
	2017	2016
Salaries, Wages and benefits	$21,684	$19,053
Net occupancy expense	2,002	2,009
Equipment expense	1,097	1,158
Contracted data processing	1,174	1,147
FDIC assessment	414	597
State franchise tax	767	709
Professional services	1,718	1,450
Amortization of intangible assets	483	527
ATM expense	700	379
Marketing	768	810
Other	5,410	5,314
Total noninterest expense	$36,217	$33,153

Noninterest expense for the nine months ended September 30, 2017 was $36,217, an increase of $3,064, from $33,153 reported for the same period of 2016. The primary reasons for the increase follow.

Salaries, wages and benefits were $21,684, up $2,631 or 13.8% as compared to the same period of 2016. These increases are mainly due to an increase in payroll and payroll related expenses resulting from an increase in full time equivalent (FTE) employees and annual pay increases. FTE employees increased 13.7, to 347 FTE, as compared to the same period of 2016. In addition, incentive based costs, higher employee insurance costs and pension costs increased, as compared to the same period of 2016.

FDIC assessments were $414, down $183 or 30.7% compared to the same period in 2016. The year-over-year decrease is the result of a new lower assessment rate schedule that became effective in 2016.

State franchise taxes were $767, up $58 or 8.2% compared to the same period in 2016. The year-over-year increase was attributable to an increase in the Company’s equity capital, on which the Ohio financial institutions tax is based.

Professional services costs increased $268, or 18.5% from the same period of 2016. The year-over-year increase was attributable to recruitment activities, facilities management and professional services to analyze workflow systems and recommend process improvements.

ATM costs were $700, up $321 or 84.7% compared to the same period in 2016. The increase is primarily due to vendor credits that expired in the second quarter of 2016, expenses incurred with the Company’s debit card program conversion, increased cardholder usage and ATM card related expenses.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the nine months ended September 30, 2017 totaled $4,534, down $717 compared to the same period in 2016. The effective tax rates for the nine-month periods ended September 30, 2017 and September 30, 2016 were 27.6% and 27.9%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Three Months Ended September 30, 2017 and 2016

The Company had net income of $3,660 for the three months ended September 30, 2017, a decrease of $20 from net income of $3,680 for the same three months of 2016. Basic earnings per common share were $0.33 for the quarter ended September 30, 2017, compared to $0.41 for the same period in 2016. Diluted earnings per common share were $0.29 for the quarter ended September 30, 2017, compared to $0.34 for the same period in 2016. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2017 was $13,680, an increase of $1,154 from $12,526 in the same three months of 2016. Total interest income for the three months ended September 30, 2017 was $14,836, an increase of $1,466 from $13,370 in the same three months of 2016. Average earning assets increased 8.3% during the quarter ended September 30, 2017 as compared to the same period in 2016. Average loans, taxable securities, non-taxable securities and bank stocks for the third quarter of 2017 increased 7.6%, 9.6%, 20.2% and 3.6%, respectively, compared to the third quarter of last year. The increases were partially offset by a decrease in interest-bearing deposits in other banks. The yield on the loan portfolio increased 9 basis points for the third quarter of 2017 compared to the third quarter of last year. The yield on earning assets increased 10 basis points for the third quarter of 2017 compared to the third quarter of last year. Total interest expense for the three months ended September 30, 2017 was $1,156, an increase of $312 from $844 in the same three months of 2016. Interest expense on time deposits increased $59 in the third quarter of 2017 compared to the same period in 2016. Average time deposits for the third quarter of 2017 decreased 6.5% compared to the same period in 2016. Interest expense on savings and money market accounts, FHLB borrowings and trust preferred securities increased $44, $165 and $47, respectively, in the third quarter of 2017 compared to the same period in 2016. The interest rate paid on FHLB borrowings during the third quarter of 2017 increased 4 basis points as compared to the same period in 2016, while the average balance increased 140.6%. The interest rate paid on trust preferred securities during the third quarter of 2017 increased 62 basis points as compared to the same period in 2016. The Company’s net interest margin for the three months ended September 30, 2017 and 2016 was 4.08% and 4.06%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2017 and 2016. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 35% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2017			2016
Assets:	Average balance	Interest	Yield/rate*	Average balance	Interest	Yield/rate*
Interest-earning assets:
Loans, including fees	$1,122,131	$13,022	4.60%	$1,042,721	$11,824	4.51%
Taxable securities	150,534	977	2.61%	138,092	872	2.56%
Tax-exempt securities	93,022	812	5.53%	77,378	664	5.56%
Interest-bearing deposits in other banks	11,450	25	0.87%	12,878	10	0.31%
Total interest-earning assets	$1,377,137	14,836	4.42%	$1,271,069	13,370	4.32%
Noninterest-earning assets:
Cash and due from financial institutions	24,652			24,591
Premises and equipment, net	18,000			16,975
Accrued interest receivable	4,460			4,134
Intangible assets	28,541			29,136
Other assets	10,352			10,196
Bank owned life insurance	24,889			24,308
Less allowance for loan losses	(12,988)			(14,424)
Total Assets	$1,475,043			$1,365,985
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$594,088	$160	0.11%	$574,322	$118	0.08%
Time	194,364	447	0.91%	207,947	388	0.74%
FHLB	85,840	276	1.28%	35,673	111	1.24%
Federal funds purchased	462	2	1.72%	462	1	0.86%
Subordinated debentures	29,427	268	3.61%	29,427	221	2.99%
Repurchase Agreements	14,328	3	0.08%	18,827	5	0.11%
Total interest-bearing liabilities	$918,509	1,156	0.50%	$866,658	844	0.39%
Noninterest-bearing deposits	363,783			347,912
Other liabilities	12,826			14,678
Shareholders’ Equity	179,925			136,737
Total Liabilities and Shareholders’ Equity	$1,475,043			$1,365,985
Net interest income and interest rate spread		$13,680	3.91%		$12,526	3.93%
Net interest margin			4.08%			4.06%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2017 and 2016. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$917	$281	$1,198
Taxable securities	88	17	105
Tax-exempt securities	160	(12)	148
Interest-bearing deposits in other banks	(1)	16	15
Total interest income	$1,164	$302	$1,466
Interest expense:
Demand and savings	$4	$38	$42
Time	(27)	86	59
FHLB	161	4	165
Federal funds purchased	—	1	1
Subordinated debentures	—	47	47
Repurchase agreements	(1)	(1)	(2)
Total interest expense	$137	$175	$312
Net interest income	$1,027	$127	$1,154

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the quarters ended September 30, 2017 and September 30, 2016, no provision for loan losses was provided.

Noninterest income for the three-month periods ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,
	2017	2016
Service charges	$1,177	$1,194
Net gain on sale of securities	(9)	18
Net gain on sale of loans	472	541
ATM fees	567	541
Wealth management fees	787	688
Bank owned life insurance	142	149
Other	329	522
Total noninterest income	$3,465	$3,653

Noninterest income for the three months ended September 30, 2017 was $3,465, a decrease of $188 or 5.1% from $3,653 for the same period of 2016. The primary reasons for the increase follow.

Gain on sale of loans decreased $69 or 12.8% during the third quarter of 2017 compared to the same period of 2016. The decrease is due to a decrease in the premium on loans sold.  The decrease in the premium was offset by an increase in the volume of loans sold during the third quarter of 2017.  Volume was $22,153, up $629 or 2.9% as compared to the same period in 2016.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $99 or 14.4% during the third quarter of 2017 compared to the same period in 2016. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2016.

Other income decreased $193 during the third quarter of 2017 compared to the same period of 2016. The decrease is mainly due to decreases in swap related income and gain/loss on sale of OREO properties during the third quarter of 2017 as compared to the same period in 2016.

Noninterest expense for the three-month periods ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,
	2017	2016
Salaries, Wages and benefits	$7,389	$6,375
Net occupancy expense	690	708
Equipment expense	350	494
Contracted data processing	357	397
FDIC assessment	115	166
State franchise tax	255	251
Professional services	534	431
Amortization of intangible assets	158	172
ATM expense	233	183
Marketing	240	249
Other	1,846	1,769
Total noninterest expense	$12,167	$11,195

Noninterest expense for the three months ended September 30, 2017 was $12,167, an increase of $972, or 8.7%, from $11,195 reported for the same period of 2016. The primary reasons for the increase follow.

Salaries, wages and benefits were $7,389, up $1,014 or 15.9% as compared to the same period of 2016. These increases are mainly due to an increase in payroll and payroll related expenses due to an increase in full time equivalent (FTE) employees and annual pay increases. FTE employees increased 14.6, to 353.7 FTE, as compared to the same period of 2016. In addition, incentive based costs, employee insurance costs and pension costs increased, as compared to the same period of 2016.

Equipment expenses were $350, down $144 or 29.1% compared to the same period in 2016. The quarter-over-quarter increase was attributable to lower repair and maintenance expense during the third quarter of 2017 as compared to the same period.

FDIC assessments were $115, down $51 or 30.7% compared to the same period in 2016. The quarter-over-quarter decrease is the result of a new lower assessment rate schedule that became effective in 2016.

Professional services costs increased $103, or 23.9% from the same period of 2016. The quarter-over-quarter increase was attributable to recruitment activities, facilities management and professional services to analyze workflow systems and recommend process improvements.

ATM costs were $233, up $50 or 27.3% compared to the same period in 2016. The increase is primarily due to increases in cardholder usage and ATM card expenses during the third quarter of 2017.

Income tax expense for the three months ended September 30, 2017 totaled $1,318, up $14 compared to the same period in 2016. The effective tax rates for the three-month periods ended September 30, 2017 and September 30, 2016 were 26.5% and 26.2%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $181,981 at September 30, 2017 compared to $137,616 at December 31, 2016. The increase in shareholders’ equity resulted primarily from the completion of the Company’s public offering of its common stock on February 24, 2017, which resulted in net proceeds of $32,821. Shareholders’ equity was also positively impacted by net income of $11,892, a $625 net decrease in the Company’s pension

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

liability and an increase in the fair value of securities available for sale, net of tax, of $1,315, which was offset by dividends on preferred stock and common stock of $935 and $1,726, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2017 and December 31, 2016 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2017	16.6%	15.5%	11.6%	12.7%
Company Ratios—December 31, 2016	14.2%	13.0%	8.6%	10.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.06 per common share on February 1, 2017, on May 1, 2017 and on August 1, 2017. In 2016, the Company paid a cash dividend of $0.05 per common share on February 1, 2016 and on May 1, 2016 and paid a cash dividend of $0.06 per common share on August 1, 2016. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017 and approximately $308 on June 15, 2017 and on September 15, 2017. In 2016, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $391 on March 15, 2016 and on June 15, 2016 and approximately $374 on September 15, 2016.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $5,108, or 2.2% of the total security portfolio at September 30, 2017. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $11,821 and $11,318 for the nine months ended September 30, 2017 and 2016, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $119,937 and $53,828 for the nine months ended September 30, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Cash provided by deposits, borrowings and net proceeds from our common equity offering comprised most of our financing activities, which resulted in net cash provided of $104,815 and $40,178 for the nine months ended September 30, 2017 and 2016, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of September 30, 2017, Civista had total credit availability with the FHLB of $355,367 with standby letters of credit totaling $19,600 and a remaining borrowing capacity of approximately $279,017. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2016 and September 30, 2017, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2017 and December 31, 2016.

The Company had derivative financial instruments as of December 31, 2016 and September 30, 2017. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2017			December 31, 2016
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	257,937	34,479	15%	229,366	31,559	16%
+100bp	246,494	23,036	10%	219,008	21,201	11%
Base	223,458	—	—	197,807	—	—
-100bp	221,782	(1,676)	-1%	186,624	(11,183)	-6%

The change in net portfolio value from December 31, 2016 to September 30, 2017, can be attributed to two factors. While the yield curve has flattened from the end of the year, both the volume and mix of assets and funding sources has changed.  Cash, as it relates to the tax refund processing program, has decreased while the volume of loans and securities have both increased.  This change in the mix of assets tends to increase volatility.  The funding volume and mix has shifted from borrowed money to deposits and CDs, which tends to increase volatility.  The increased volume of loans and securities led to the increase in the base.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets.  Accordingly we would see an increase in the net portfolio value.  However, a downward change in rates would lead to a decrease in the net portfolio value as the fair value of liabilities would increase more quickly than the fair value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2017, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as filed with the Ohio Secretary of State on December 4, 2015.
3.2	Amended and Restated Code of Regulations of the Company (adopted April 17, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Civista Bancshares Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2017; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited)

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ James O. Miller	November 8, 2017
James O. Miller	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 8, 2017
Todd A. Michel	Date
Senior Vice President, Controller