Form 10-K
period 2017-12-31
CIVISTA BANCSHARES, INC.
filed 2018-03-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing market price as of June 30, 2017 was $202,025,476. For this purpose, shares held by non-affiliates include all outstanding shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 28, 2018, there were 10,209,021 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders to be held on April 17, 2018 (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

(a)	General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $1,525,857 at December 31, 2017.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy and Dayton (3). Civista also operates loan production offices in Mayfield Heights and Westlake, Ohio. Civista accounted for 99.6% of the Company’s consolidated assets at December 31, 2017.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2017.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2017.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2017.

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

CIVB RISK MANAGEMENT, INC. (“CRMI”), a wholly-owned subsidiary of the Company which was formed and began operations on December 26, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  CRMI pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  CRMI is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

(b)	Industry Segments

CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.  Refer to Consolidated Financial Statements on pages 26 through 31 of the 2017 Annual Report.

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

Interest and fees on loans accounted for 68% of total revenue for 2017, 68% of total revenue for 2016, and 69% of total revenue for 2015. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 23% of the total loan portfolio in 2017, 23% of the total loan portfolio in 2016 and 24% of the total loan portfolio in 2015. Commercial real estate loans comprised 51% of the total loan portfolio in 2017, 53% in 2016, and 52% in 2015. Commercial and agriculture loans comprised 13% of the total loan portfolio in 2017, 13% in 2016, and 12% in 2015. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2017, Civista had $36,440 of accumulated net profits available to pay dividends to CBI.

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

Employees

CBI has no employees. Civista employs approximately 350 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Under applicable law and Federal Reserve Board policy, a financial or bank holding company is expected to act as a source of strength to each of its subsidiary banks. The Federal Reserve Board may require a financial or bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

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

Gramm-Leach-Bliley Act: The GLBA permits qualifying bank holding companies to elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature if the holding company is well capitalized and well managed and each of its subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In March, 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The GLBA defines “financial in nature” to include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking; and
•	activities that the Federal Reserve Board has determined to be closely related to banking.

If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the financial holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions.  The financial holding company could also be required to divest of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March

2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Consumer Financial Protection Bureau: The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since it was established the CFPB has exercised extensive rulemaking and interpretive authority.

Consumer Protection Laws and Regulations: Banks are subject to regular examination to ensure compliance with federal consumer statutes and regulations, including, but not limited to, the following:

•	The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);
•	The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);
•	The Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria);
•

The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located); and

•

The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs).

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

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

Regulation of Bank Subsidiary: As an Ohio chartered bank, Civista is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (the “ODFI”). In addition, Civista is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Civista is subject to periodic examinations by the ODFI, and Civista is additionally subject to periodic examinations by the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including CBI and Civista, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phase in from January 1, 2015 through January 1, 2019.

The Basel III Capital Rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at 0.625%, and is currently 1.875%.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including Civista, in an attempt to reduce the regulatory burden for smaller financial institutions.  Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on Civista and its regulatory capital calculations.  In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

At December 31, 2017, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2017 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2017, met the standards for the highest capital category, a “well-capitalized” bank.

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

Public company compensation committee members are also required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. The compensation committees must have the authority to hire advisors and to have the company fund reasonable compensation of such advisors.  SEC regulations require public companies to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

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

Available Information

CBI maintains an Internet website at www.civb.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate CBI’s website into this Annual Report on Form 10-K). CBI makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as CBI’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after CBI electronically files such material with, or furnishes it to, the SEC.

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2017 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2017, 2016 and 2015 is included on pages 14 through 16—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2017 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2017	2016	2015
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$30,357	$37,446	$40,937
Obligations of states and political subdivisions	118,056	94,998	92,152
Mortgage-backed securities in government sponsored entities	81,817	62,642	62,573
Total debt securities	230,230	195,086	195,662
Equity securities in financial institutions	832	778	587
Total	$231,062	$195,864	$196,249

(1)	The Corporation had no securitites of an “issuer” where the aggregate carrying value of such securitites exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2017 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$7,988	1.35%	$17,837	1.52%	$3,116	1.24%	$1,416	1.33%
Obligations of states and political subdivisions (1)	777	2.92	9,854	3.40	28,506	4.60	78,919	3.48
Mortgage-backed securities in government sponsored entities	6,933	1.75	9,899	1.79	17,970	2.28	47,015	2.71
Total	$15,698	1.60%	$37,590	2.10%	$49,592	3.05%	$127,350	3.32%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Commercial and Agriculture	$152,473	$135,462	$124,402	$113,265	$115,403
Commercial Real Estate:
Owner occupied	164,099	161,364	167,897	143,014	161,014
Non-owner occupied	425,623	395,931	348,439	308,666	282,832
Residential Real Estate	268,735	247,308	236,338	214,537	201,537
Real Estate Construction	97,531	56,293	58,898	65,452	39,964
Farm Real Estate	39,461	41,170	46,993	53,973	49,154
Consumer and other	16,739	17,978	18,560	15,950	11,337
Total	$1,164,661	$1,055,506	$1,001,527	$914,857	$861,241

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2017 and 2016, the Company was contingently liable for $3,261 and $949, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2017 and 2016, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $325,267 and $238,908, respectively. Of these amounts, $291,907 and $209,828 represented lines of credit and construction loans, and $33,360 and $29,080 represented overdraft protection commitments at December 31, 2017 and 2016, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2017 and 2016.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2017, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and Agriculture	$73,634	$52,241	$26,598	$152,473
Commercial Real Estate:
Owner Occupied	6,364	11,158	146,577	164,099
Non-Owner Occupied	34,656	75,665	315,302	425,623
Residential Real Estate	5,025	13,409	250,301	268,735
Real Estate Construction	20,793	35,289	41,449	97,531
Farm Real Estate	1,294	2,967	35,200	39,461
Consumer and Other	847	14,205	1,687	16,739
Total	$142,613	$204,934	$817,114	$1,164,661

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$77,217	$127,716
Due after five years	118,365	698,749
	$195,582	$826,465

The preceding maturity information is based on contract terms at December 31, 2017 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements, excluding purchase credit impaired loans.

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$6,132	$6,943	$9,259	$13,558	$20,459
Loans contractually past due 90 days or more as to principal or interest payments (2)	16	9	—	18	—
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	2,888	4,180	5,085	4,928	5,234
Total	$9,036	$11,132	$14,344	$18,504	$25,693
Impaired loans included in above totals	$3,460	$6,539	$7,386	$7,101	$12,458
Impaired loans not included in above totals	—	—	99	4,048	5,599
Total impaired loans	$3,460	$6,539	$7,485	$11,149	$18,057

(1)

A loan is placed on nonaccrual status when doubt exists as to the collectability of the loan, including any accrued interest. With a few immaterial exceptions, commercial and agriculture, commercial real estate, residential real estate and construction loans past due 90 days are placed on nonaccrual unless they are well collateralized and in the process of collection. Generally, consumer loans are charged-off by the time they become past due 120 days unless they are well collateralized and in the process of collection. Once a loan is placed on nonaccrual, interest is only recognized on a cash basis where future collections of principal is probable.

(2)	Excludes loans accounted for on a nonaccrual basis.
(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2017, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2017. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2017 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $712. The amount of cash-basis interest income on such loans actually included in net income in 2017 was $139.

Interest income recognition associated with impaired loans was as follows.

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$216	$1,256	$384	$570	$989

At December 31, 2017, Civista had two concentrations of loans exceeding 10% of total loans: one to Lessors of Non-Residential Buildings and Dwellings totaling $294,855, or 25.3 percent of total loans, as of December 31, 2017, and the other to Lessors of Residential Buildings and Dwellings totaling $155,333, or 13.3 percent of total loans, as of December 31, 2017.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2017.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$1,109,069	$1,025,908	$981,475	$874,432	$819,152
Allowance for loan losses at beginning of year	$13,305	$14,361	$14,268	$16,528	$19,742
Loan charge-offs:
Commercial and Agriculture	11	880	190	338	483
Commercial Real Estate—Owner Occupied	328	228	523	1,661	989
Commercial Real Estate—Non-Owner Occupied	38	23	81	198	815
Real Estate Mortgage	400	455	1,135	2,449	2,800
Real Estate Construction	—	115	—	—	136
Farm Real Estate	—	—	—	—	107
Consumer and Other	165	125	120	135	220
Total charge-offs	942	1,826	2,049	4,781	5,550
Recoveries of loans previously charged-off:
Commercial and Agriculture	372	105	182	251	141
Commercial Real Estate—Owner Occupied	69	56	187	360	265
Commercial Real Estate—Non-Owner Occupied	46	1,372	115	50	184
Real Estate Mortgage	194	479	331	293	391
Real Estate Construction	44	12	5	6	108
Farm Real Estate	3	—	76	—	67
Consumer and Other	43	46	46	61	80
Total recoveries	771	2,070	942	1,021	1,236
Net recoveries (charge-offs) (1)	(171)	244	(1,107)	(3,760)	(4,314)
Provision (credit) for loan losses (2)	—	(1,300)	1,200	1,500	1,100
Allowance for loan losses at year end	$13,134	$13,305	$14,361	$14,268	$16,528
Allowance for loan losses as a percent of loans at year-end	1.13%	1.26%	1.43%	1.56%	1.92%
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	0.02%	(0.02)%	0.11%	0.43%	0.53%

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

	2017		2016
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,562	13.1%	$2,018	12.8%
Commercial Real Estate—Owner Occupied	2,043	14.1	2,171	15.3
Commercial Real Estate—Non-Owner Occupied	5,307	36.5	4,606	37.5
Real Estate Mortgage	1,910	23.1	3,089	23.4
Real Estate Construction	834	8.4	420	5.3
Farm Real Estate	430	3.4	442	3.9
Consumer and Other	290	1.4	314	1.7
Unallocated	758	—	245	—
	$13,134	100.0%	$13,305	100.0%

	2015		2014
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,478	12.4%	$1,819	12.4%
Commercial Real Estate—Owner Occupied	2,467	16.8	2,221	15.6
Commercial Real Estate—Non-Owner Occupied	4,657	34.8	4,334	33.7
Real Estate Mortgage	4,086	23.6	3,747	23.5
Real Estate Construction	371	5.9	428	7.2
Farm Real Estate	538	4.7	822	5.9
Consumer and Other	382	1.9	200	1.7
Unallocated	382	—	697	—
	$14,361	100.0%	$14,268	100.0%

	2013
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,838	13.4%
Commercial Real Estate—Owner Occupied	2,931	18.7
Commercial Real Estate—Non-Owner Occupied	3,888	32.8
Real Estate Mortgage	5,224	23.4
Real Estate Construction	184	4.6
Farm Real Estate	740	5.7
Consumer and Other	217	1.3
Unallocated	506	—
	$16,528	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. The use of twelve quarters is a change in loss migration during 2015. During the third quarter of 2015, loss migration rates were lengthened and are now calculated over a twelve quarter period for all portfolio segments, except for the segment consisting of purchased automobile loans which was calculated over an eight quarter period. Previously, an eight quarter loss migration was used for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.26% in 2016 to 1.13% in 2017. The unallocated reserve of Civista increased to $758 in 2017 from $245 in 2016. Management considers both the increase in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2017		2016		2015
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$450,648	N/A	$434,601	N/A	$340,360	N/A
Interest-bearing demand deposits	189,419	0.06%	190,965	0.05%	192,842	0.05%
Savings, including Money Market deposit accounts	395,799	0.12%	375,624	0.10%	351,144	0.09%
Certificates of deposit, including IRA’s	200,797	0.87%	209,093	0.73%	223,099	0.75%
	$1,236,663		$1,210,283		$1,107,445

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2017 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$8,711	$1,113	$9,824
Over 3 through 6 months	7,637	464	8,101
Over 6 through 12 months	6,772	1,349	8,121
Over 12 months	11,463	2,214	13,677
	$34,583	$5,140	$39,723

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2017 Annual Report. The common share dividend payout ratio was 16.9% in 2017, 11.2% in 2016, 14.0% in 2015, 19.2% in 2014 and 23.1% in 2013.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 68 of the 2017 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 14 through 16 of the 2017 Annual Report) for the statistical disclosures for short-term borrowings for 2017 and 2016.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; adverse changes in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in FDIC insurance premiums and assessments; changes in tax laws; accounting changes; unexpected losses of key management; failure, interruption or breach in security of our communications and information systems; unforeseen litigation; increased competition in our market area; failures to manage growth and/or effectively integrate acquisitions; future revenues of our tax refund program; and other risks identified from time-to-time in the Company’s other public documents on file with the Securities and Exchange Commission, including those risks set forth under Item 1A of Part 1 of this Annual Report on Form 10-K.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2017 has resulted, and is expected to continue to result, in substantial, unpredictable changes in economic and political conditions for the United States and the rest of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. As a result, our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2017, approximately 23.1% and 50.6%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

Any of these scenarios could cause us to make fewer loans, increase delinquencies and non-performing assets, require us to charge off a higher percentage of our loans or result in additional increases to our provision for loan losses in future periods, which could adversely affect our business, financial condition and results of operations.

CHANGES IN INTEREST RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR NET INTEREST INCOME.

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

WE ARE EXPOSED TO OPERATIONAL RISK.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to us.  Any failure or interruption in our operations or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to potential litigation and regulatory action.

UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT INFORMATION OR BREACHES IN SECURITY OF OUR SYSTEMS, COULD SEVERELY HARM OUR BUSINESS.

As part of our financial institution business, we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as faced by us). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information.  We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts.  The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts.  Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.  Such activity can result in financial liability and harm to our reputation.

We have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach of our computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.

Further, we may be impacted by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

WE MAY ELECT OR NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the final “Basel III” rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. If we experience significant loan losses, addition capital may need to be infused.  In addition, we may elect to raise additional capital to support business growth and/or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

LEGISLATIVE OR REGULATORY CHANGES OR ACTIONS COULD ADVERSELY IMPACT OUR BUSINESS.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulations affecting banks and other financial services businesses are undergoing continuous changes.  Recently, the current United States President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions.  While such changes are generally intended to lessen the regulatory burden for financial institutions, we cannot predict the impact of any such changes to laws and regulations or other actions.   Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry. In the last several years, the United States Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Due in part to improvement in local and general economic conditions, as well as actions we have taken to manage our loan portfolio, our provision for loan losses has declined since the end of the recent recession.  However, if we experience higher levels of provision for loan losses in the future, our net income could be negatively affected.

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

On December 22, 2017, H.R.1, formally known as the "Tax Cuts and Jobs Act," was enacted into law.  This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety.  Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Accounting changes could impact our reported financial condition or results of operations.

The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.

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

WE MAY BE REQUIRED TO REPURCHASE LOANS WE HAVE SOLD OR INDEMNIFY LOAN PURCHASERS UNDER THE TERMS OF THE SALE AGREEMENTS, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL STATEMENTS.

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

FUTURE ACQUISITIONS OR OTHER EXPANSION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULT OF OPERATIONS.

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any such acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

•	the time and expense associated with identifying and evaluating potential acquisitions or expansions;
•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;
•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•	any financing required in connection with an acquisition or expansion;
•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into unfamiliar markets and the introduction of new products and services into our existing business;

•	the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2) and Quincy. Civista leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty, Dayton and Willard. Civista also leases loan production offices in Mayfield Heights and Westlake, Ohio.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, CBI or Civista or their respective properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, CBI cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CBI.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Shares and Shareholder Matters” located on page 3 of the 2017 Annual Report.

As of February 16, 2018, there were approximately 1,137 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during 2017.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2017 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 19 of the 2017 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 20 through 21 of the 2017 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 26 through 86 of the 2017 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 85 of the 2017 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2017 and 2016

Consolidated Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

Consolidated Comprehensive Income Statements

For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2017, were effective.

Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” located on pages 23 through 25 of the 2017 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2017 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2018 Proxy Statement is incorporated herein by reference in response to this Item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation”, “2016 Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2018 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the 2014 Incentive Plan at December 31, 2017.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon Exercise Of outstanding options, Warrants and rights (1)	(b) Weighted-average Exercise price of Outstanding options, warrants and rights (2)	(c) Number of common Shares remaining Available for future Issuance under equity Compensation plans (excluding common shares reflected in column (a)
Equity compensation plans approved by shareholders	—	—	292,209
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	292,209

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance-Director Independence” and “Corporate Governance-Transactions with Directors, Officers and Associates” in the 2018 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2018 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1.

Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 26 through 86 of the 2017 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2017 and 2016

Consolidated Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

Consolidated Comprehensive Income Statements

For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit	Description	Location
3.1	Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015

Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).

Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.3 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.4 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.3	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.4	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).

Exhibit	Description	Location
10.5	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)
10.6	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.
13.1	Civista Bancshares, Inc. 2017 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith
21.1	Subsidiaries of CBI	Included herewith
23.1	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101

The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2017, 2016 and 2015;  (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2017, 2016 and 2013; and (vi) Notes to Consolidated Financial Statements .

* Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Civista Bancshares, Inc.

By	/s/ Dennis G. Shaffer
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2018 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA , Director

/s/ Allen R. Maurice	/s/ J. William Springer
Allen R. Maurice, Director	J. William Springer, Director

/s/ Todd A. Michel	/s/ M. Patricia Oliver
Todd A. Michel, Senior Vice President,	M. Patricia Oliver, Director
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, Chairman of the Board	Daniel J. White, Director

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Director	Dennis G. Shaffer, President & CEO, (Principal Executive Officer)