Form 10-Q
period 2018-03-31
CIVISTA BANCSHARES, INC.
filed 2018-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 4, 2018—10,259,784 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$118,970	$40,519
Securities available for sale	234,042	230,230
Equity securities	873	832
Loans held for sale	2,379	2,197
Loans, net of allowance of $12,814 and $13,134	1,140,944	1,151,527
Other securities	14,247	14,247
Premises and equipment, net	17,424	17,611
Accrued interest receivable	4,842	4,488
Goodwill	27,095	27,095
Other intangible assets	1,259	1,279
Bank owned life insurance	25,267	25,125
Other assets	12,963	10,707
Total assets	$1,600,305	$1,525,857
LIABILITIES
Deposits
Noninterest-bearing	$535,225	$361,964
Interest-bearing	755,446	842,959
Total deposits	1,290,671	1,204,923
Federal Home Loan Bank advances	60,000	71,900
Securities sold under agreements to repurchase	17,452	21,755
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	14,712	13,391
Total liabilities	1,412,262	1,341,396
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 18,409 shares issued at March 31, 2018 and 18,760 shares issued at December 31, 2017, net of issuance costs	17,034	17,358
Common shares, no par value, 20,000,000 shares authorized, 10,991,238 shares issued at March 31, 2018 and 10,946,439 shares issued at December 31, 2017	154,170	153,810
Retained earnings	37,902	31,652
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(3,828)	(1,124)
Total shareholders’ equity	188,043	184,461
Total liabilities and shareholders’ equity	$1,600,305	$1,525,857

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$13,639	$11,777
Taxable securities	986	847
Tax-exempt securities	878	712
Federal funds sold and other	421	356
Total interest and dividend income	15,924	13,692
Interest expense
Deposits	707	465
Federal Home Loan Bank advances	152	88
Subordinated debentures	288	241
Securities sold under agreements to repurchase and other	5	6
Total interest expense	1,152	800
Net interest income	14,772	12,892
Provision for loan losses	—	—
Net interest income after provision for loan losses	14,772	12,892
Noninterest income
Service charges	1,134	1,045
Net gain on equity securities	40	—
Net gain on sale of loans	333	257
ATM/Interchange fees	554	510
Wealth management fees	852	707
Bank owned life insurance	142	144
Tax refund processing fees	2,200	2,200
Other	361	275
Total noninterest income	5,616	5,138
Noninterest expense
Compensation expense	7,374	6,982
Net occupancy expense	761	658
Equipment expense	374	329
Contracted data processing	348	388
FDIC assessment	151	165
State franchise tax	318	257
Professional services	552	451
Amortization of intangible assets	33	167
ATM expense	218	254
Marketing	318	252
Other operating expenses	1,758	1,599
Total noninterest expense	12,205	11,502
Income before taxes	8,183	6,528
Income tax expense	1,194	1,893
Net Income	6,989	4,635
Preferred stock dividends	303	319
Net income available to common shareholders	$6,686	$4,316
Earnings per common share, basic	$0.65	$0.47
Earnings per common share, diluted	$0.55	$0.40

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$6,989	$4,635
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(3,214)	452
Tax effect	675	(153)
Pension liability adjustment	143	94
Tax effect	(30)	(32)
Total other comprehensive income (loss)	(2,426)	361
Comprehensive income	$4,563	$4,996

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	6,989	—	—	6,989
Other comprehensive loss	—	—	—	—	—	—	(2,426)	(2,426)
Conversion of Series B preferred shares to common shares	(351)	(324)	44,799	324	—	—	—	—
Stock-based compensation	—	—	—	36	—	—	—	36
Common stock dividends ($0.07 per share)	—	—	—	—	(714)	—	—	(714)
Preferred stock dividend	—	—	—	—	(303)	—	—	(303)
Balance, March 31, 2018	18,409	$17,034	10,243,274	$154,170	$37,902	$(17,235)	$(3,828)	$188,043

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net cash from operating activities	$6,613	$8,999
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	3,563	6,911
Purchases of securities, available-for-sale	(10,898)	(34,158)
Purchases of other securities	—	(17)
Net loan repayments (originations)	10,743	(19,344)
Proceeds from sale of other real estate owned properties	6	22
Proceeds from sale of premises and equipment	1	139
Premises and equipment purchases	(105)	(404)
Net cash provided (used) for investing activities	3,310	(46,851)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(10,000)	(2,500)
Net change in short-term FHLB advances	(1,900)	(31,000)
Increase in deposits	85,748	190,350
Decrease in securities sold under repurchase agreements	(4,303)	(5,251)
Net proceeds from common stock issuance	—	32,829
Common dividends paid	(714)	(506)
Preferred dividends paid	(303)	(319)
Net cash provided by financing activities	68,528	183,603
Increase in cash and due from financial institutions	78,451	145,751
Cash and due from financial institutions at beginning of period	40,519	36,695
Cash and due from financial institutions at end of period	$118,970	$182,446
Cash paid during the period for:
Interest	$1,462	$879
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	78
Transfer of premises to held-for-sale	—	3
Transfer of loans held for sale to portfolio	85	419
Conversion of preferred shares to common shares	324	1,242
Securities purchased not settled	1,264	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation : Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to its operations and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2018. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through March 31, 2018. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2018 and its results of operations and changes in cash flows for the periods ended March 31, 2018 and 2017 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2017 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $297,281, or 25.8% of total loans, as of March 31, 2018 and the other is to Lessors of Residential Buildings and Dwellings totaling $154,491, or 13.4% of total loans, as of March 31, 2018. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Pension Benefits:  Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.

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

Change in Accounting Principal:

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The adoption resulted in the Company recognizing a one-time cumulative effect adjustment of $278 on January 1, 2018 between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet for the fair value of the equity securities included in accumulated other comprehensive loss as of the beginning of the period.  The adjustment had no impact on net income for any prior periods presented.

The Company has adopted this standard during the reporting period.  On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in Note 13 to the financial statements.  The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the March 31, 2018 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.  The fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.  Loans are considered a Level 3 classification.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of income statement of operations. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

Adoption of New Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including wealth management fees, deposit related fees, interchange fees, and tax refund processing fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 16 Revenue Recognition for more information.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The Company adopted ASU No. 2016-15 on January 1, 2018. ASU No. 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities, such as the Company, should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU No. 2017-01 on January 1, 2018. ASU No. 2017-01 did not have a material impact on the Company’s Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU No. 2017-09 on January 1, 2018. ASU No. 2017-09 did not have a material impact on the Company’s Consolidated Financial Statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard in this Update requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer, such as the Company, should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, such as the Company, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options ), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, such as the Company, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, such as the Company, the amendments in

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$29,989	$89	$(281)	$29,797
Obligations of states and political subdivisions	115,754	2,570	(661)	117,663
Mortgage-backed securities in government sponsored entities	87,832	279	(1,529)	86,582
Total debt securities	$233,575	$2,938	$(2,471)	$234,042

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,450	$100	$(192)	$30,358
Obligations of states and political subdivisions	114,002	4,226	(172)	118,056
Mortgage-backed securities in government sponsored entities	82,098	408	(690)	81,816
Total debt securities	$226,550	$4,734	$(1,054)	$230,230

The amortized cost and fair value of securities at March 31, 2018, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$13,831	$13,776
Due after one year through five years	22,569	22,474
Due after five years through ten years	31,666	32,835
Due after ten years	77,677	78,375
Mortgage-backed securities	87,832	86,582
Total securities available for sale	$233,575	$234,042

No proceeds from sales of securities, gross realized gains and gross realized losses were recorded for the three months ended March 31, 2018 and 2017.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $127,808 and $122,862 as of March 31, 2018 and December 31, 2017, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2018 and December 31, 2017 not recognized in income are as follows:

March 31, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$17,342	$(158)	$9,438	$(123)	$26,780	$(281)
Obligations of states and political subdivisions	27,137	(410)	7,168	(251)	34,305	(661)
Mortgage-backed securities in gov’t sponsored entities	50,236	(807)	20,926	(722)	71,162	(1,529)
Total temporarily impaired	$94,715	$(1,375)	$37,532	$(1,096)	$132,247	$(2,471)

December 31, 2017	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,449	$(100)	$6,617	$(92)	$27,066	$(192)
Obligations of states and political subdivisions	4,057	(41)	7,309	(131)	11,366	(172)
Mortgage-backed securities in gov’t sponsored entities	29,534	(195)	22,199	(495)	51,733	(690)
Total temporarily impaired	$54,040	$(336)	$36,125	$(718)	$90,165	$(1,054)

At March 31, 2018, there were one hundred twenty-two securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings at March 31, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2018:

Net gains (losses) recognized in equity securities during the period	$40
Less: Net gains (losses) realized on the sale of equity securities during the period	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$40

(4) Loans

Loan balances were as follows:

	March 31, 2018	December 31, 2017
Commercial & Agriculture	$137,076	$152,473
Commercial Real Estate- Owner Occupied	162,985	164,099
Commercial Real Estate- Non-Owner Occupied	436,160	425,623
Residential Real Estate	267,430	268,735
Real Estate Construction	95,856	97,531
Farm Real Estate	37,928	39,461
Consumer and Other	16,323	16,739
Total loans	1,153,758	1,164,661
Allowance for loan losses	(12,814)	(13,134)
Net loans	$1,140,944	$1,151,527

Included in total loans above are deferred loan fees of $148 at March 31, 2018 and $223 at December 31, 2017.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $12,814 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2018. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017.

Allowance for loan losses:

March 31, 2018	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,562	$(125)	$19	$(97)	$1,359
Commercial Real Estate:
Owner Occupied	2,043	(193)	9	171	2,030
Non-Owner Occupied	5,307	(44)	14	393	5,670
Residential Real Estate	1,910	(22)	58	(196)	1,750
Real Estate Construction	834	—	—	(14)	820
Farm Real Estate	430	—	1	(20)	411
Consumer and Other	290	(41)	4	(6)	247
Unallocated	758	—	—	(231)	527
Total	$13,134	$(425)	$105	$—	$12,814

For the three months ended March 31, 2018, the allowance for Commercial & Agriculture loans was reduced by a decrease in general reserves as a result of lower outstanding balances and lower loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans was reduced by a decrease in general reserves and charge-offs. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in outstanding loan balances and loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to lower outstanding loan balances for this type of loan. The result was represented as a decrease in the provision.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in general reserves required for this type as a result of lower loss rates, lower outstanding balances and net charge-offs. The result was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

March 31, 2017	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(1)	$56	$(504)	$1,569
Commercial Real Estate:
Owner Occupied	2,171	—	2	86	2,259
Non-Owner Occupied	4,606	—	5	(68)	4,543
Residential Real Estate	3,089	(89)	55	(33)	3,022
Real Estate Construction	420	—	5	(12)	413
Farm Real Estate	442	—	—	(35)	407
Consumer and Other	314	(41)	3	78	354
Unallocated	245	—	—	488	733
Total	$13,305	$(131)	$126	$—	$13,300

For the three months ended March 31, 2017, the allowance for Commercial & Agriculture loans was reduced by a decrease in general reserves as a result of lower loss rates, offset by an increase in the specific reserves required for this type.  The result of these changes was represented as a decrease in the provision.  The increase in the allowance for Commercial Real Estate – Owner Occupied was due to an increase in the specific reserves required for this type, but also to an increase in general reserves due to higher loan balances, offset by a decrease in loss rates.  The allowance for Commercial Real Estate – Non-Owner Occupied loans was reduced by a decrease in loss rates required for this type.  The result of these changes was represented as a decrease in the provision.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision.  The allowance for Real Estate Construction loans decreased due to lower outstanding loan balances for this type of loan and recoveries, which was represented as a decrease in the provision.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances and a decrease in classified loans for this type.  The result of these changes was represented as a decrease in the provision.  The allowance for Consumer and Other loans was increased by an increase in general reserves required for this type as a result of higher loss rates.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2018 and December 31, 2017.

March 31, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$60	$1,299	$1,359
Commercial Real Estate:
Owner Occupied	—	8	2,022	2,030
Non-Owner Occupied	—	—	5,670	5,670
Residential Real Estate	37	105	1,608	1,750
Real Estate Construction	—	—	820	820
Farm Real Estate	—	6	405	411
Consumer and Other	—	—	247	247
Unallocated	—	—	527	527
Total	$37	$179	$12,598	$12,814
Outstanding loan balances:
Commercial & Agriculture	$80	$1,025	$135,971	$137,076
Commercial Real Estate:
Owner Occupied	—	532	162,453	162,985
Non-Owner Occupied	—	43	436,117	436,160
Residential Real Estate	119	1,335	265,976	267,430
Real Estate Construction	—	—	95,856	95,856
Farm Real Estate	—	793	37,135	37,928
Consumer and Other	—	—	16,323	16,323
Total	$199	$3,728	$1,149,831	$1,153,758

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2017	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$82	$4	$1,476	$1,562
Commercial Real Estate:
Owner Occupied	—	6	2,037	2,043
Non-Owner Occupied	—	—	5,307	5,307
Residential Real Estate	44	109	1,757	1,910
Real Estate Construction	—	—	834	834
Farm Real Estate	—	6	424	430
Consumer and Other	—	—	290	290
Unallocated	—	—	758	758
Total	$126	$125	$12,883	$13,134
Outstanding loan balances:
Commercial & Agriculture	$87	$438	$151,948	$152,473
Commercial Real Estate:
Owner Occupied	—	1,010	163,089	164,099
Non-Owner Occupied	—	44	425,579	425,623
Residential Real Estate	128	1,360	267,247	268,735
Real Estate Construction	—	—	97,531	97,531
Farm Real Estate	—	608	38,853	39,461
Consumer and Other	—	—	16,739	16,739
Total	$215	$3,460	$1,160,986	$1,164,661

The following tables present credit exposures by internally assigned grades as of March 31, 2018 and December 31, 2017. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$131,082	$2,820	$3,174	$—	$137,076
Commercial Real Estate:
Owner Occupied	155,400	1,273	6,312	—	162,985
Non-Owner Occupied	433,379	2,334	447	—	436,160
Residential Real Estate	61,428	1,884	5,628	—	68,940
Real Estate Construction	89,195	1,276	27	—	90,498
Farm Real Estate	29,034	6,094	2,800	—	37,928
Consumer and Other	1,434	—	67	—	1,501
Total	$900,952	$15,681	$18,455	$—	$935,088

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$140,842	$8,412	$3,219	$—	$152,473
Commercial Real Estate:
Owner Occupied	155,756	1,166	7,177	—	164,099
Non-Owner Occupied	422,363	2,321	939	—	425,623
Residential Real Estate	62,628	1,997	5,873	—	70,498
Real Estate Construction	91,545	15	27	—	91,587
Farm Real Estate	25,228	11,236	2,997	—	39,461
Consumer and Other	1,312	—	70	—	1,382
Total	$899,674	$25,147	$20,302	$—	$945,123

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2018 and December 31, 2017 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$198,490	$5,358	$14,802	$218,650
Nonperforming	—	—	20	20
Total	$198,490	$5,358	$14,822	$218,670

December 31, 2017	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$198,237	$5,944	$15,341	$219,522
Nonperforming	—	—	16	16
Total	$198,237	$5,944	$15,357	$219,538

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2018 and December 31, 2017.

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$188	$41	$808	$1,037	$135,959	$80	$137,076	$—
Commercial Real Estate:
Owner Occupied	320	44	390	754	162,231	—	162,985	—
Non-Owner Occupied	—	49	167	216	435,944	—	436,160	—
Residential Real Estate	1,643	64	554	2,261	265,050	119	267,430	—
Real Estate Construction	—	—	27	27	95,829	—	95,856	—
Farm Real Estate	152	—	186	338	37,590	—	37,928	—
Consumer and Other	64	76	20	160	16,163	—	16,323	20
Total	$2,367	$274	$2,152	$4,793	$1,148,766	$199	$1,153,758	$20

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$575	$2	$685	$1,262	$151,124	$87	$152,473	$—
Commercial Real Estate:
Owner Occupied	897	104	484	1,485	162,614	—	164,099	—
Non-Owner Occupied	133	—	470	603	425,020	—	425,623	—
Residential Real Estate	1,613	229	785	2,627	265,980	128	268,735	—
Real Estate Construction	—	—	27	27	97,504	—	97,531	—
Farm Real Estate	27	—	186	213	39,248	—	39,461	—
Consumer and Other	92	96	16	204	16,535	—	16,739	16
Total	$3,337	$431	$2,653	$6,421	$1,158,025	$215	$1,164,661	$16

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commercial & Agriculture	$1,004	$887
Commercial Real Estate:
Owner Occupied	806	1,476
Non-Owner Occupied	268	711
Residential Real Estate	2,589	2,778
Real Estate Construction	27	27
Farm Real Estate	186	186
Consumer and Other	64	67
Total	$4,944	$6,132

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2018, TDRs accounted for $216 of the allowance for loan losses. As of December 31, 2017, TDRs accounted for $169 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the three-month period ended March 31, 2018 were as follows. There were no loans modified in trouble debt restructuring during the three-month period ended March 31, 2017:

For the Three-Month Period Ended
March 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	3	$591	$591
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	3	$591	$591

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three-month periods ended March 31, 2018 and March 31, 2017, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$760	$760		$—	$—
Commercial Real Estate:
Owner Occupied	218	218		693	913
Non-Owner Occupied	43	47		44	48
Residential Real Estate	957	1,030		977	1,049
Farm Real Estate	333	333		148	148
Consumer and Other	—	—		—	—
Total	2,311	2,388		1,862	2,158
With an allowance recorded:
Commercial & Agriculture	265	365	$60	438	438	$4
Commercial Real Estate:
Owner Occupied	314	314	8	317	317	6
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	378	381	105	383	387	109
Farm Real Estate	460	460	6	460	460	6
Total	1,417	1,520	179	1,598	1,602	125
Total:
Commercial & Agriculture	1,025	1,125	60	438	438	4
Commercial Real Estate:
Owner Occupied	532	532	8	1,010	1,230	6
Non-Owner Occupied	43	47	—	44	48	—
Residential Real Estate	1,335	1,411	105	1,360	1,436	109
Farm Real Estate	793	793	6	608	608	6
Consumer and Other	—	—	—	—	—	—
Total	$3,728	$3,908	$179	$3,460	$3,760	$125

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2018 and 2017.

	March 31, 2018		March 31, 2017
For the three months ended:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$732	$7	$1,852	$6
Commercial Real Estate—Owner Occupied	771	9	1,886	22
Commercial Real Estate—Non-Owner Occupied	43	1	358	—
Residential Real Estate	1,348	17	1,671	16
Real Estate Construction	—	—	—	—
Farm Real Estate	701	7	614	6
Consumer and Other	—	—	1	—
Total	$3,595	$41	$6,382	$50

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended March 31, 2018	For the Three-Month Period Ended March 31, 2017
	(In Thousands)	(In Thousands)
Balance at beginning of period	$15	$49
Acquisition of PCI loans	—	—
Accretion	(7)	(9)
Balance at end of period	$8	$40

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2018	At December 31, 2017
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$752	$775
Carrying amount	199	215

There has been $37 and $126 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2018 and December 31, 2017, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2018 and December 31, 2017, a total of $11 and $16, respectively of foreclosed assets were included with other assets. As of March 31, 2018, included within the foreclosed assets is $11 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2018 and December 31, 2017, the Company had initiated formal foreclosure procedures on $454 and $239, respectively, of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2018(a)			March 31, 2017(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,185	$(4,309)	$(1,124)	$2,008	$(4,345)	$(2,337)
Other comprehensive income before reclassifications	(2,539)	—	(2,539)	299	—	299
Amounts reclassified from accumulated other comprehensive loss	—	113	113	—	62	62
Net current-period other comprehensive income	(2,539)	113	(2,426)	299	62	361
Reclassification of equity securities from accumulated other comprehensive loss	(278)	—	(278)	—	—	—
Ending balance	$368	$(4,196)	$(3,828)	$2,307	$(4,283)	$(1,976)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Affected Line Item in the Statement Where Net Income is Presented
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(143)	(94)	Other operating expenses
Tax effect	30	32	Income tax expense
	(113)	(62)	Net of tax
Total reclassifications for the period	$(113)	$(62)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There has been no change in the carrying amount of goodwill of $27,095 for the periods ended March 31, 2018 and December 31, 2017. Management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2017 and concluded that the Company’s goodwill was not impaired at December 31, 2017.

Acquired intangible assets, other than goodwill, as of March 31, 2018 and December 31, 2017 were as follows:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$1,094	$338	$756	$1,065	$322	$743
Core deposit intangibles	7,274	6,771	503	7,274	6,738	536
Total amortized intangible assets	$8,368	$7,109	$1,259	$8,339	$7,060	$1,279

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $33 and $167 for the three-months ended March 31, 2018 and 2017, respectively.

Aggregate mortgage servicing rights amortization was $16 and $11 for the three-months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2018	$31	$78	$109
2019	42	88	130
2020	42	72	114
2021	42	68	110
2022	41	68	109
Thereafter	558	129	687
	$756	$503	$1,259

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At March 31, 2018		At December 31, 2017
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$55,000	$—	$56,900
Maximum indebtedness	—	78,400	20,000	115,050
Average balance	—	29,717	119	38,825
Average rate paid	—	1.47%	1.68%	1.12%
Interest rate on balance	—	1.72%	—	1.42%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2018 and December 31, 2017.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2018 and December 31, 2017. All of the repurchase agreements are overnight agreements.

	March 31, 2018	December 31, 2017
Securities pledged for repurchase agreements:
U.S. Treasury securities	$778	$874
Obligations of U.S. government agencies	16,674	20,881
Total securities pledged	$17,452	$21,755
Gross amount of recognized liabilities for repurchase agreements	$17,452	$21,755
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended
	March 31,
	2018	2017
Basic
Net income	$6,989	$4,635
Preferred stock dividends	303	319
Net income available to common shareholders—basic	$6,686	$4,316
Weighted average common shares outstanding—basic	10,213,264	9,100,330
Basic earnings per common share	$0.65	$0.47
Diluted
Net income available to common shareholders—basic	$6,686	$4,316
Preferred stock dividends	303	319
Net income available to common shareholders—diluted	$6,989	$4,635
Weighted average common shares outstanding for basic earnings per common share	10,213,264	9,100,330
Add: Dilutive effects of convertible preferred shares	2,384,130	2,508,003
Average shares and dilutive potential common shares outstanding—diluted	12,597,394	11,608,333
Diluted earnings per common share	$0.55	$0.40

For the quarters ended March 31, 2018 and March 31, 2017, there were 2,384,130 and 2,508,003, respectively, of average dilutive shares related to the Company’s convertible preferred stock. Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2018 and December 31, 2017:

	Contract Amount
	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$8,339	$292,221	$4,982	$286,925
Overdraft protection	2	33,007	7	33,353
Letters of credit	624	2,627	624	2,637
	$8,965	$327,855	$5,613	$322,915

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.88% to 8.50% at March 31, 2018 and from 2.88% to 10.25% at December 31, 2017. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $55,399 on March 31, 2018 and $4,112 on December 31, 2017.

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

Net periodic pension benefit was as follows:

	Three months ended
	March 31,
	2018	2017
Service cost	$—	$—
Interest cost	125	167
Expected return on plan assets	(273)	(278)
Other components	143	94
Net periodic pension benefit	$(5)	$(17)

The Company does not expect to make any contribution to its pension plan in 2018. The Company contributed $2,000 in 2017.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 292,209 shares available for future grants under this plan at March 31, 2018.

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

No options had been granted under the 2014 Incentive Plan as of March 31, 2018 and 2017.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s restricted shares and changes therein for the three-month period ended March 31, 2018:

	Three months ended
	March 31, 2018
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	42,138	$15.60
Granted	—	—
Vested	(17,956)	14.01
Forfeited	—	—
Nonvested at end of period	24,182	$16.78

The following is a summary of the status of the Company’s awarded restricted shares as of March 31, 2018:

At March 31, 2018
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	6,160	$60	2.75
March 11, 2016	5,256	25	0.75
March 20, 2017	7,814	95	1.75
March 20, 2017	4,952	100	3.75
	24,182	$280	2.20

During the three months ended March 31, 2018, the Company recorded $36 of share-based compensation expense for shares granted under the 2014 Incentive Plan. At March 31, 2018, the total compensation cost related to unvested awards not yet recognized is $280, which is expected to be recognized over the weighted average remaining life of the grants of 2.20 years.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at March 31, 2018 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$29,797	$—
Obligations of states and political subdivisions	—	117,663	—
Mortgage-backed securities in government sponsored entities	—	86,582	—
Total securities available for sale	—	234,042	—
Equity securities in financial institutions	—	873	—
Swap asset	—	2,065	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	2,065	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,345
Other real estate owned	—	—	11

	Fair Value Measurements at December 31, 2017 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$30,358	$—
Obligations of states and political subdivisions	—	118,056	—
Mortgage-backed securities in government sponsored entities	—	81,816	—
Total securities available for sale	—	230,230	—
Equity securities in financial institutions	—	832	—
Swap asset	—	1,560	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,560	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,040
Other real estate owned	—	—	16

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,345	Appraisal of collateral	Appraisal adjustments	10% - 38%	31%
			Liquidation expense	0% - 10%	3%
			Holding period	0 - 30 months	20 months
Other real estate owned	$11	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,040	Appraisal of collateral	Appraisal adjustments	0% - 30%	16%
			Liquidation expense	0% - 10%	8%
			Holding period	0 - 30 months	20 months
Other real estate owned	$16	Appraisal of collateral	Appraisal adjustments	10% - 30%	10%
			Liquidation expense	0% - 10%	10%

The methods of determining the fair value of assets and liabilities presented in the note are consistent with our methodologies disclosed in the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01.  In accordance with ASU 2016-01, the fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.  Loans are considered a Level 3 classification.

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2018 are as follows:

March 31, 2018	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$118,970	$118,970	$118,970	$—	$—
Other securities	14,247	14,247	14,247	—	—
Loans, held for sale	2,379	2,379	2,379	—	—
Loans	1,140,944	1,128,603	—	—	1,128,603
Bank owned life insurance	25,267	25,267	25,267	—	—
Accrued interest receivable	4,842	4,842	4,842	—	—
Financial Liabilities:
Nonmaturing deposits	1,149,514	1,149,173	1,149,173	—	—
Time deposits	141,157	141,119	—	—	141,119
Short-term FHLB advances	55,000	55,000	55,000	—	—
Long-term FHLB advances	5,000	4,962	—	—	4,962
Securities sold under agreement to repurchase	17,452	17,452	17,452	—	—
Subordinated debentures	29,427	32,031	—	—	32,031
Accrued interest payable	100	100	100	—	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2017 are as follows:

December 31, 2017	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$40,519	$40,519	$40,519	$—	$—
Loans, held for sale	2,197	2,197	2,197	—	—
Loans	1,151,527	1,146,969	—	—	1,146,969
Other securities	14,247	14,247	14,247	—	—
Bank owned life insurance	25,125	25,125	25,125	—	—
Accrued interest receivable	4,488	4,488	4,488	—	—
Financial Liabilities:
Nonmaturing deposits	981,021	981,021	981,021	—	—
Time deposits	223,902	223,626	—	—	223,626
Short-term FHLB advances	56,900	56,900	56,900	—	—
Long-term FHLB advances	15,000	14,964	—	—	14,964
Securities sold under agreement to repurchase	21,755	21,755	21,755	—	—
Subordinated debentures	29,427	31,052	—	—	31,052
Accrued interest payable	410	410	410	—	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of March 31, 2018.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$80,468	5.18%	$44	Monthly
Derivative Liabilities	(80,468)	-5.18%	(44)	Monthly
Net Exposure	$—		$—

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2017.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$66,227	5.08%	$36	Monthly
Derivative Liabilities	(66,227)	-5.08%	(36)	Monthly
Net Exposure	$—		$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3,630 and $3,204, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $3,955 and $4,510 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $129 and $82, offset by tax credits and other benefits from its investment in affordable housing tax credits of $219 and $138, respectively. During the three months ended March 31, 2018 and 2017, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(16) Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2 Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges

Service charges consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

ATM/Interchange Fees

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Wealth Management Fees

Wealth management fees are primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received in the following month through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Tax Refund Processing Fees

The Company facilitates the payment of federal and state income tax refunds in partnership with a third-party vendor. Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. As part of this agreement the Company earns fee income, the majority of which is received in the first quarter of the year. The Company’s fee income revenue is recognized based on the estimated percent of business completed by each date.

Other

Other noninterest income consists of other recurring revenue streams such as check order fees, wire transfer fees, safety deposit box rental fees, item processing fees and other miscellaneous revenue streams. Check order income mainly represents fees charged to customers for checks. Wire transfer fees represent revenue from processing wire transfers. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.  Item processing fee income represents fees charged to other financial institutions for processing their transactions. Payment is typically received in the following month.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges	$1,134	$1,045
ATM/Interchange fees	554	510
Wealth management fees	852	707
Tax refund processing fees	2,200	2,200
Other	220	194
Noninterest Income (in-scope of Topic 606)	4,960	4,656
Noninterest Income (out-of-scope of Topic 606)	656	482
Total Noninterest Income	$5,616	$5,138

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

(17) Merger

On March 11, 2018, CBI and United Community Bancorp (“UCB”), and United Community Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which CBI will acquire UCB and its wholly-owned subsidiary, United Community Bank (“United Community”).  It is anticipated that United Community will be merged with and into Civista, upon completion of the transaction.  At that time, United Community’s eight banking offices located in Southeastern Indiana, and its Loan Production office in Northern Kentucky, will become offices of Civista. As of December 31, 2017, UCB and United Community Bank had total consolidated assets of $546 million, total loans of $296 million and total deposits of $462 million.

Under the terms of the Merger Agreement, for each share of UCB common stock issued and outstanding, UCB shareholders have the right to receive 1.027 CBI common shares and $2.54 in cash, as each of those terms is defined in the Merger Agreement.  In addition, CBI has agreed to cash out all of the 212,563 outstanding UCB stock options for an amount equal to the difference between $26.22 per share and the exercise price of the stock options.  The aggregate cash consideration to be paid by CBI in respect of the outstanding UCB common shares and the cash-out of outstanding UCB stock options is approximately $13.6 million.

The merger is anticipated to be completed during the third quarter of 2018, and is subject to the satisfaction of the closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the shareholders of UCB.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2018 compared to December 31, 2017, and the consolidated results of operations for the three-month period ended March 31, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from results discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risks identified in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2018 were $1,600,305 compared to $1,525,857 at December 31, 2017, an increase of $74,448, or 4.9%. The increase in total assets was mainly attributable to increases in cash and due from banks, securities available for sale and other assets offset by a decrease in loans. Total liabilities at March 31, 2018 were $1,412,262 compared to $1,341,396 at December 31, 2017, an increase of $70,866, or 5.3%. The increase in total liabilities was mainly attributable to increases in total deposits and accrued interest, taxes and other expenses offset by decreases in FHLB long-term advances and securities sold under agreements to repurchase.

Loans outstanding as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Commercial & Agriculture	$137,076	$152,473
Commercial Real Estate—Owner Occupied	162,985	164,099
Commercial Real Estate—Non-Owner Occupied	436,160	425,623
Residential Real Estate	267,430	268,735
Real Estate Construction	95,856	97,531
Farm Real Estate	37,928	39,461
Consumer and Other	16,323	16,739
Total loans	1,153,758	1,164,661
Allowance for loan losses	(12,814)	(13,134)
Net loans	$1,140,944	$1,151,527

Net loans have decreased $10,583 or 0.9% since December 31, 2017. The Commercial Real Estate – Non-Owner Occupied loan portfolio increased $10,537 since December 31, 2017, while the Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios decreased $15,397, $1,114, $1,305, $1,675, $1,533 and $416, respectively, since December 31, 2017.  At March 31, 2018, the net loan to deposit ratio was 88.4% compared to 95.6% at December 31, 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

During the first three months of 2018 and 2017, there were no provisions made to the allowance for loan losses from earnings. Net charge-offs for the first three months of 2018 totaled $320, compared to net charge offs of $5 in the first three months of 2017. For the first three months of 2018, the Company charged off a total of thirteen loans. Seven Real Estate Mortgage loans totaling $22, one Commercial and Agriculture loan totaling $125, one Commercial Real Estate – Owner Occupied loan totaling $193, one Commercial Real Estate – Non-Owner Occupied loan totaling $44 and three Consumer and Other loans totaling $41 were charged off in the first three months of the year. In addition, during the first three months of 2018, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $19, Commercial Real Estate – Owner Occupied loans of $9, Commercial Real Estate – Non-Owner Occupied loans of $14, Real Estate Mortgage loans of $58, Farm Real Estate of $1 and Consumer and Other loans of $4. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $1,184 since December 31, 2017, which was due to a decrease in loans on nonaccrual status of $1,188 and an increase in loans past due 90 days and accruing of $4. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.11% at March 31, 2018 and 1.13% at December 31, 2017.

The available for sale security portfolio increased by $2,980, from $231,062 at December 31, 2017 to $234,042 at March 31, 2018. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2018, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have decreased $187 from December 31, 2017 to March 31, 2018. The decrease is the result of new purchases of $105, offset by depreciation of $292.

Bank owned life insurance (BOLI) increased $142 from December 31, 2017 to March 31, 2018. The difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $2,256 from December 31, 2017 to March 31, 2018.  The increase is the result of increases in prepaid expenses, fair value of swap assets and low income housing investments.

Total deposits as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Noninterest-bearing demand	$535,225	$361,964
Interest-bearing demand	202,264	183,680
Savings and money market	412,025	435,377
Time deposits	141,157	223,902
Total Deposits	$1,290,671	$1,204,923

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at March 31, 2018 increased $85,748 from year-end 2017. Noninterest-bearing deposits increased $173,261 from year-end 2017, while interest-bearing deposits, including savings and time deposits, decreased $87,513 from December 31, 2017. The increase in noninterest-bearing deposits was primarily due to increases in cash balances remaining related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $195,926. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2017 over the next two quarters. The interest-bearing deposit decrease was mainly due to a decrease in brokered deposits offset by increases in interest-bearing demand and savings accounts. The year-to-date average balance of total deposits decreased $11,696 compared to the average balance of the same period in 2017 due to decreases in time deposits and demand deposit accounts. The decrease in average balance is due to decreases of $47,506 in demand deposit accounts and $2,594 in time deposit accounts, offset by increases of $4,906 in statement savings accounts, $29,024 in money market accounts and $4,502 in interest-bearing public funds.

FHLB advances decreased $11,900 from December 31, 2017 to March 31, 2018. The decrease is due to a decrease in overnight funds of $1,900. In addition, on February 15, 2018, an FHLB advance in the amount of $10,000 matured. This advance had terms of forty-two months with a fixed rate of 1.5%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $4,303 from December 31, 2017 to March 31, 2018.

Accrued interest, taxes and other expenses increased $1,321 from December 31, 2017 to March 31, 2018.  The increase is primarily the result of an increase in a clearing account related to the Company’s tax refund processing program and increases in the market value of swap liabilities.

Shareholders’ equity at March 31, 2018 was $188,043, or 11.8% of total assets, compared to $184,461, or 12.1% of total assets, at December 31, 2017. The increase in shareholders’ equity resulted primarily from net income of $6,989, a decrease in the Company’s pension liability, net of tax, of $113, a decrease in the fair value of securities available for sale, net of tax, of $2,539 and offset by dividends on preferred stock and common stock of $303 and $714, respectively. Total outstanding common shares at March 31, 2018 were 10,243,274. Total outstanding common shares at December 31, 2017 were 10,198,475. The increase in common shares outstanding is the result of the conversion of 351 shares of the Company’s previously issued preferred shares into 44,799 common shares.

Results of Operations

Three Months Ended March 31, 2018 and 2017

The Company had net income of $6,989 for the three months ended March 31, 2018, an increase of $2,354 from net income of $4,635 for the same three months of 2017. Basic earnings per common share were $0.65 for the quarter ended March 31, 2018, compared to $0.47 for the same period in 2017. Diluted earnings per common share were $0.55 for the quarter ended March 31, 2018, compared to $0.40 for the same period in 2017. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2018 was $14,772, an increase of $1,880 from $12,892 in the same three months of 2017. Total interest income for the three months ended March 31, 2018 was $15,924, an increase of $2,232 from $13,692 in the same three months of 2017. Average earning assets increased 2.4% during the quarter ended March 31, 2018 as compared to the same period in 2017. Average loans, taxable securities and non-taxable securities for the first quarter of 2018 increased 7.4%, 6.7% and 28.8%, respectively, compared to the first quarter of last year. The increases were offset by a decrease in interest-bearing deposits in other banks. The yield on the loan portfolio increased 35 basis points for the first quarter of 2018 compared to the first quarter of last year. The yield on earning assets increased 48 basis points for the first quarter of 2018 compared to the first quarter of last year. Total interest expense for the three months ended March 31, 2018 was $1,152, an increase of $352 from $800 in the same three months of 2017. Interest expense on savings and money market accounts and time deposits increased $129 and $113, respectively in the first quarter of 2018 compared to the same period in 2017. Average savings and money market accounts increased 9.1% while time deposits decreased 1.4% for the first quarter of 2018 compared to the same period in 2017. Interest expense on FHLB borrowings and trust preferred securities increased $64 and $47, respectively, in the first quarter of 2018 compared to the same period in 2017. The interest rate paid on FHLB borrowings during the first quarter of 2018 increased 31basis points as compared to the same period in 2017, while the average balance increased 39.4%. The interest rate paid on trust preferred securities during the first quarter of 2018 increased 65 basis points as compared to the same period in 2017. The Company’s net interest margin for the three months ended March 31, 2018 and 2017 was 4.05% and 3.67%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 30, 2018 and 2017. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income in 2018 and a 35% tax rate for tax-exempt interest income in 2017. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2018			2017
Assets:	Average balance	Interest	Yield/rate*	Average balance	Interest	Yield/rate*
Interest-earning assets:
Loans, including fees	$1,147,441	$13,639	4.82%	$1,067,903	$11,777	4.47%
Taxable securities	140,999	986	2.83%	132,152	847	2.62%
Tax-exempt securities	101,478	878	4.53%	78,810	712	5.69%
Interest-bearing deposits in other banks	113,025	421	1.51%	188,813	356	0.76%
Total interest-earning assets	$1,502,943	$15,924	4.37%	$1,467,678	$13,692	3.89%
Noninterest-earning assets:
Cash and due from financial institutions	90,358			98,472
Premises and equipment, net	17,529			18,124
Accrued interest receivable	4,445			3,933
Intangible assets	28,368			28,827
Other assets	11,243			10,328
Bank owned life insurance	25,175			24,602
Less allowance for loan losses	(13,141)			(13,311)
Total Assets	$1,666,920			$1,638,653
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$616,213	$252	0.17%	$577,809	$123	0.09%
Time	187,391	455	0.98%	189,985	342	0.73%
FHLB advance	39,642	152	1.56%	28,440	88	1.25%
Subordinated debentures	29,427	288	3.97%	29,427	241	3.32%
Repurchase Agreements	18,398	5	0.11%	23,581	6	0.10%
Total interest-bearing liabilities	$891,071	$1,152	0.52%	$849,242	$800	0.38%
Noninterest-bearing deposits	576,809			624,315
Other liabilities	14,608			13,168
Shareholders’ Equity	184,432			151,928
Total Liabilities and Shareholders’ Equity	$1,666,920			$1,638,653
Net interest income and interest rate spread		$14,772	3.85%		$12,892	3.51%
Net interest margin			4.05%			3.67%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2018 and 2017. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$911	$951	$1,862
Taxable securities	70	69	139
Tax-exempt securities	201	(35)	166
Interest-bearing deposits in other banks	(184)	249	65
Total interest income	$998	$1,234	$2,232
Interest expense:
Demand and savings	$9	$120	$129
Time	(5)	118	113
FHLB advance	40	24	64
Subordinated debentures	—	47	47
Repurchase agreements	(1)	—	(1)
Total interest expense	$43	$309	$352
Net interest income	$955	$925	$1,880

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the quarters ended March 31, 2018 and March 31, 2017, no provision for loan losses was provided.

Noninterest income for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Service charges	$1,134	$1,045
Net gain on equity securities	40	—
Net gain on sale of loans	333	257
ATM/Interchange fees	554	510
Wealth management fees	852	707
Bank owned life insurance	142	144
Tax refund processing fees	2,200	2,200
Other	361	275
Total noninterest income	$5,616	$5,138

Noninterest income for the three months ended March 31, 2018 was $5,616, an increase of $478 or 9.3% from $5,138 for the same period of 2017. The primary reasons for the increase follow.

Service charges increased $89 or 8.5% during the first quarter of 2018 compared to the same period of 2017.  The increase is primarily due to a change in the business account earnings credits, along with an increase on overdraft charges.

Gain on sale of loans increased $76 or 29.6% during the first quarter of 2018 compared to the same period of 2017. The increase is due to an increase in the premium on loans sold.  In addition, volume of loans sold increased during the first quarter of 2018.  Volume was $14,636, up $2,484 or 20.4% as compared to the same period in 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $145 or 20.5% during the first quarter of 2018 compared to the same period in 2017. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2017.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors.  The third-party vendors pay us a fee for processing the payments.  Tax refund processing fees were $2,200 for the first three months of 2018 and 2017.  This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $86 during the first quarter of 2018 compared to the same period of 2017. The increase is mainly due to increases in swap related income and deluxe income during the first quarter of 2018 as compared to the same period in 2017.

Noninterest expense for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Compensation expense	$7,374	$6,982
Net occupancy expense	761	658
Equipment expense	374	329
Contracted data processing	348	388
FDIC assessment	151	165
State franchise tax	318	257
Professional services	552	451
Amortization of intangible assets	33	167
ATM expense	218	254
Marketing	318	252
Other operating expenses	1,758	1,599
Total noninterest expense	$12,205	$11,502

Noninterest expense for the three months ended March 31, 2018 was $12,205, an increase of $703, or 6.1%, from $11,502 reported for the same period of 2017. The primary reasons for the increase follow.

Compensation expenses were $7,374, up $392 or 5.6% as compared to the same period of 2017. These increases are mainly due to an increase in payroll and payroll related expenses due to annual pay increases. In addition, commission based costs and employee insurance costs increased, as compared to the same period of 2017.

Net occupancy and equipment expense increased $148, or 15.0% from the same period of 2017.  The year-over-year increase was attributable to an increase in miscellaneous building repairs, increased small equipment purchases, increased janitorial services and increased ground maintenance and utilities costs due to the extended cold weather we are experiencing in our region.

State franchise taxes were $318, up $61 or 23.7% compared to the same period in 2017.  The year-over-year increase was attributable to an increase in equity capital.  The Ohio Financial Institutions tax is based on equity capital.

Professional services costs increased $101, or 22.4% from the same period of 2017. The quarter-over-quarter increase was attributable to increased examination fees, increased facilities management costs and increased professional services costs to analyze workflow systems and recommend process improvements.

Amortization expense decreased $134, or 80.2% from the same period of 2017, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $218, down $36 or 14.2% compared to the same period in 2017. The decrease is primarily due to increased expenses paid in 2017 relating to the Company’s debit card program conversion as compared to the same period in 2018.

Marketing costs were $318, up $66 or 26.2% compared to the same period in 2017. The increase is due to a general increase in marketing expenses and higher promotional points and benefits paid in the first quarter of 2018 compared to the same period of 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Other operating expenses were $1,758, up $159 or 9.9% compared to the same period in 2017.  The increase is primarily due to higher director fees, travel and lodging, stationery and supplies and bad check expense in 2018 as compared to the same period in 2017.

Income tax expense for the three months ended March 31, 2018 totaled $1,194, down $699 compared to the same period in 2017. The effective tax rates for the three-month periods ended March 31, 2018 and 2017 were 14.6% and 29.0%, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $188,043 at March 31, 2018 compared to $184,461 at December 31, 2017. The increase in shareholders’ equity was positively impacted by net income of $6,989, a $113 net decrease in the Company’s pension liability and a decrease in the fair value of securities available for sale, net of tax, of $2,539, which was offset by dividends on preferred stock and common stock of $303 and $714, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2018 and December 31, 2017 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2018	16.9%	15.9%	12.1%	11.8%
Company Ratios—December 31, 2017	16.6%	15.5%	11.6%	12.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.07 per common share on February 1, 2018. In 2017, the Company paid a cash dividend of $0.06 per common share on February 1, 2017. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $303 on March 15, 2018. In 2017, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $13,776, or 5.9% of the total security portfolio at March 31, 2018. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6,613 and $8,999 for the three months ended March 31, 2018 and 2017, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) for investing activities was $3,310 and $(46,851) for the three months ended March 31, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Cash provided by deposits, borrowings and net proceeds from our common equity offering comprised most of our financing activities, which resulted in net cash provided of $68,528 and $183,603 for the three months ended March 31, 2018 and 2017, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of March 31, 2018, Civista had total credit availability with the FHLB of $358,569 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $278,569. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2017 and March 31, 2018, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2018 and December 31, 2017.

The Company had derivative financial instruments as of December 31, 2017 and March 31, 2018. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2018			December 31, 2017
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	324,955	37,885	13%	270,928	33,923	14%
+100bp	312,969	25,899	9%	261,071	24,066	10%
Base	287,070	—	—	237,005	—	—
-100bp	262,763	(24,307)	-9%	223,526	(13,479)	-6%

The change in net portfolio value from December 31, 2017 to March 31, 2018, can be attributed to two factors.  While the yield curve has risen and flattened slightly from the end of the year, both the volume and mix of assets and funding sources has changed.  The additional volumes, related to the tax refund processing program, contributed to the mix of assets being relatively heavier in cash compared to the end of the year.  This change in mix tends to decrease volatility.  The funding volume and mix has shifted from borrowed money and CDs to deposits, which tends to increase volatility.  The increased volume of cash and the shifts in mixes led to the increase in the base.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a faster decrease in the fair value of liabilities, compared to assets.  Accordingly we would see an increase in the net portfolio value.  However, a downward change in rates would lead to a decrease in the net portfolio value as the fair value of liabilities would increase more quickly than the fair value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2018, were effective.

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

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The market price of Civista common shares after the Merger may be affected by factors different from those affecting the shares of United Community or Civista currently, resulting in a reduction in the market price of Civista common shares after the Merger.

Upon completion of the Merger, United Community shareholders will become Civista shareholders.  Civista’s business differs in some important respects from that of United Community and, accordingly, the price of Civista common shares after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Civista and United Community.

Completion of the United Community Bancorp Merger is subject to many conditions and if these conditions are not satisfied or waived, the United Community Bancorp Merger will not be completed.

The respective obligations of Civista Bancshares, Inc. and Civista Bank, on the one hand, and United Community Bancorp, on the other hand, to complete the United Community Bancorp Merger are subject to the fulfillment of customary closing conditions, including approval of the United Community Bancorp Merger Agreement by the requisite vote of the United Community Bancorp shareholders, receipt of required regulatory approvals, effectiveness of the registration statement to be filed by Civista Bancshares, Inc. and approval for listing on NASDAQ, with respect to the Civista Bancshares, Inc. Common Shares to be issued in the United Community Bancorp Merger. These conditions to the consummation of the United Community Bancorp Merger may not be fulfilled and, accordingly, the United Community Bancorp Merger may not be completed. In addition, the United Community Bancorp Merger Agreement provides certain termination rights for each party and further provides that, in the event the United Community Bancorp Merger Agreement is terminated under certain circumstances in connection with a competing acquisition transaction, United Community Bancorp will be required to pay Civista Bancshares, Inc. a termination fee equal to $3,500,000.

We could experience difficulties in effectively integrating United Community Bancorp, which could contribute to our not fully achieving the expected benefits from the United Community Bancorp Merger.

We may not be able to achieve fully the strategic objectives and operating efficiencies in the United Community Bancorp Merger. The costs or difficulties relating to and the time involved in the integration of United Community Bancorp with Civista Bank may be greater than expected or the anticipated revenue synergies and cost savings from the United Community Bancorp Merger may not be fully realized or realized within the expected timeframe. In addition, the market and industries in which Civista Bank and United Community Bancorp operate are highly competitive. Customer and employee relationships and business operations for each of Civista Bank and United Community Bancorp may be disrupted by the United Community Bancorp Merger. Any of these factors could contribute to our not fully achieving the expected benefits from the United Community Bancorp Merger.

Future expansion may adversely affect our financial condition and results of operations as well as dilute the interests of our shareholders and negatively affect the price of our Common Shares.

In addition to the pending United Community Bancorp Merger, we may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•	the time and expense associated with identifying and evaluating potential expansions;
•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;
•	potential exposure to unknown or contingent liabilities of the target institution;
•	exposure to potential asset quality issues of the target institution;
•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

Civista Bancshares, Inc.

Other Information

Form 10-Q

•	our financing of the expansion;
•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into unfamiliar markets;
•	the introduction of new products and services into our existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse
•	short-term effects on our results of operations;
•	the risk of loss of key employees and customers; and
•	difficulty in receiving appropriate regulatory approval for any proposed transaction.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval or other closing conditions. We may expend substantial time and resources pursing potential acquisitions which may not be consummated because regulatory approval or other closing conditions are not satisfied.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6.	Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated March 11, 2018 by and between Civista Bancshares, Inc., Civista Bank, United Community Bancorp and United Community Bank.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 12, 2018 and incorporated herein by reference. (File No. 001-36192)
3.1	Amended and restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on December 4, 2015.

Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008)

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 10, 2018
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2018
Todd A. Michel	Date
Senior Vice President, Controller