Form 10-Q
period 2018-06-30
CIVISTA BANCSHARES, INC.
filed 2018-08-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 3, 2018—10,791,129 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$41,156	$40,519
Securities available for sale	231,013	230,230
Equity securities	907	832
Loans held for sale	4,058	2,197
Loans, net of allowance of $12,867 and $13,134	1,167,165	1,151,527
Other securities	14,247	14,247
Premises and equipment, net	17,308	17,611
Accrued interest receivable	4,489	4,488
Goodwill	27,095	27,095
Other intangible assets	1,247	1,279
Bank owned life insurance	25,411	25,125
Other assets	14,358	10,707
Total assets	$1,548,454	$1,525,857
LIABILITIES
Deposits
Noninterest-bearing	$391,785	$361,964
Interest-bearing	754,387	842,959
Total deposits	1,146,172	1,204,923
Federal Home Loan Bank advances	156,200	71,900
Securities sold under agreements to repurchase	14,230	21,755
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	12,577	13,391
Total liabilities	1,358,606	1,341,396
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 14,320 shares issued at June 30, 2018 and 18,760 shares issued at December 31, 2017, net of issuance costs	13,250	17,358
Common shares, no par value, 20,000,000 shares authorized, 11,536,856 shares issued at June 30, 2018 and 10,946,439 shares issued at December 31, 2017	158,191	153,810
Retained earnings	39,898	31,652
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(4,256)	(1,124)
Total shareholders’ equity	189,848	184,461
Total liabilities and shareholders’ equity	$1,548,454	$1,525,857

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$14,144	$12,412	$27,783	$24,189
Taxable securities	1,040	940	2,026	1,787
Tax-exempt securities	886	784	1,764	1,496
Federal funds sold and other	90	92	511	448
Total interest and dividend income	16,160	14,228	32,084	27,920
Interest expense
Deposits	570	428	1,277	892
Federal Home Loan Bank advances	482	170	634	258
Subordinated debentures	338	258	626	499
Securities sold under agreements to repurchase and other	4	5	9	10
Total interest expense	1,394	861	2,546	1,659
Net interest income	14,766	13,367	29,538	26,261
Provision for loan losses	—	—	—	-
Net interest income after provision for loan losses	14,766	13,367	29,538	26,261
Noninterest income
Service charges	1,359	1,387	2,493	2,432
Net gain on sale of securities	6	—	6	—
Net gain on equity securities	35	—	75	—
Net gain on sale of loans	474	478	807	735
ATM/Interchange fees	588	567	1,142	1,076
Wealth management fees	836	738	1,688	1,445
Bank owned life insurance	144	143	286	287
Tax refund processing fees	550	550	2,750	2,750
Other	398	238	759	512
Total noninterest income	4,390	4,101	10,006	9,237
Noninterest expense
Compensation expense	7,385	6,943	14,759	13,925
Net occupancy expense	862	655	1,623	1,312
Equipment expense	324	418	698	747
Contracted data processing	2,739	429	3,087	818
FDIC assessment	116	133	267	298
State franchise tax	363	255	681	512
Professional services	1,483	733	2,035	1,184
Amortization of intangible assets	26	158	59	325
ATM expense	208	214	426	468
Marketing	320	276	638	528
Other operating expenses	2,102	2,335	3,860	3,934
Total noninterest expense	15,928	12,549	28,133	24,051
Income before taxes	3,228	4,919	11,411	11,447
Income tax expense	214	1,323	1,408	3,216
Net Income	3,014	3,596	10,003	8,231
Preferred stock dividends	299	308	602	627
Net income available to common shareholders	$2,715	$3,288	$9,401	$7,604
Earnings per common share, basic	$0.26	$0.32	$0.91	$0.79
Earnings per common share, diluted	$0.24	$0.29	$0.79	$0.68

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$3,014	$3,596	$10,003	$8,231
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(684)	1,454	(3,898)	1,905
Tax effect	143	(495)	818	(647)
Pension liability adjustment	143	426	286	520
Tax effect	(30)	(145)	(60)	(177)
Total other comprehensive income (loss)	(428)	1,240	(2,854)	1,601
Comprehensive income	$2,586	$4,836	$7,149	$9,832

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	10,003	—	—	10,003
Other comprehensive loss	—	—	—	—	—	—	(2,854)	(2,854)
Conversion of Series B preferred shares to common shares	(4,440)	(4,108)	567,703	4,108	—	—	—	—
Stock-based compensation	—	—	22,714	273	—	—	—	273
Common stock dividends ($0.14 per share)	—	—	—	—	(1,433)	—	—	(1,433)
Preferred stock dividend	—	—	—	—	(602)	—	—	(602)
Balance, June 30, 2018	14,320	$13,250	10,788,892	$158,191	$39,898	$(17,235)	$(4,256)	$189,848

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Net cash from operating activities	$5,324	$8,223
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	9,332	15,385
Purchases of securities, available-for-sale	(14,606)	(48,444)
Purchases of other securities	—	(170)
Net loan originations	(15,382)	(45,318)
Proceeds from sale of other real estate owned properties	34	72
Proceeds from sale of premises and equipment	238	139
Premises and equipment purchases	(292)	(535)
Net cash used for investing activities	(20,676)	(78,871)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(10,000)	(2,500)
Net change in short-term FHLB advances	94,300	17,300
Increase (decrease) in deposits	(58,751)	43,785
Decrease in securities sold under repurchase agreements	(7,525)	(16,195)
Net proceeds from common stock issuance	—	32,821
Common dividends paid	(1,433)	(1,116)
Preferred dividends paid	(602)	(627)
Net cash provided by financing activities	15,989	73,468
Increase in cash and due from financial institutions	637	2,820
Cash and due from financial institutions at beginning of period	40,519	36,695
Cash and due from financial institutions at end of period	$41,156	$39,515
Cash paid during the period for:
Interest	$2,854	$1,740
Income taxes	1,500	2,600
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	78
Transfer of premises to held-for-sale	—	3
Transfer of loans held for sale to portfolio	85	419
Conversion of preferred shares to common shares	4,108	1,382
Securities purchased not settled	855	1,073

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to its operations and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2018. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through June 30, 2018. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2018 and its results of operations and changes in cash flows for the periods ended June 30, 2018 and 2017 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2017 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $301,003, or 25.4% of total loans, as of June 30, 2018 and the other is to Lessors of Residential Buildings and Dwellings totaling $147,497, or 12.5% of total loans, as of June 30, 2018. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Business Combinations: At the date of acquisition the Company records the assets and liabilities of acquired companies on the Consolidated Balance Sheet at their fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders’ equity.

Derivative Instruments and Hedging Activities: The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes because the Company does not currently intend to execute a setoff with its counterparties. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

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

The Company adopted ASU 2016-01 during the reporting period. The adoption resulted in the Company recognizing a one-time cumulative effect adjustment of $278 on January 1, 2018 between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet for the fair value of the equity securities included in accumulated other comprehensive loss as of the beginning of the period.  The adjustment had no impact on net income for any prior periods presented.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in Note 13 to the financial statements.  The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the June 30, 2018 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.  The fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.  Loans are considered a Level 3 classification.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of income statement of operations. Adoption of ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only).  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$29,624	$69	$(294)	$29,399
Obligations of states and political subdivisions	116,051	2,298	(701)	117,648
Mortgage-backed securities in government sponsored entities	85,556	208	(1,798)	83,966
Total debt securities	$231,231	$2,575	$(2,793)	$231,013

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,450	$100	$(192)	$30,358
Obligations of states and political subdivisions	114,002	4,226	(172)	118,056
Mortgage-backed securities in government sponsored entities	82,098	408	(690)	81,816
Total debt securities	$226,550	$4,734	$(1,054)	$230,230

The amortized cost and fair value of securities at June 30, 2018, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$13,504	$13,462
Due after one year through five years	22,556	22,415
Due after five years through ten years	29,983	30,994
Due after ten years	79,632	80,176
Mortgage-backed securities	85,556	83,966
Total securities available for sale	$231,231	$231,013

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sale proceeds	$—	$—	$—	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	6	—	6	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $130,506 and $122,862 as of June 30, 2018 and December 31, 2017, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2018 and December 31, 2017 not recognized in income are as follows:

June 30, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$15,172	$(159)	$11,366	$(135)	$26,538	$(294)
Obligations of states and political subdivisions	27,449	(448)	7,453	(253)	34,902	(701)
Mortgage-backed securities in gov’t sponsored entities	57,043	(1,027)	19,721	(771)	76,764	(1,798)
Total temporarily impaired	$99,664	$(1,634)	$38,540	$(1,159)	$138,204	$(2,793)

December 31, 2017	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,449	$(100)	$6,617	$(92)	$27,066	$(192)
Obligations of states and political subdivisions	4,057	(41)	7,309	(131)	11,366	(172)
Mortgage-backed securities in gov’t sponsored entities	29,534	(195)	22,199	(495)	51,733	(690)
Total temporarily impaired	$54,040	$(336)	$36,125	$(718)	$90,165	$(1,054)

At June 30, 2018, there were 130 securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and six-months ended June 30, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2018:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net gains recognized on equity securities during the period	$35	$75
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains recognized in equity securities held at reporting date	$35	$75

(4) Loans

Loan balances were as follows:

	June 30, 2018	December 31, 2017
Commercial & Agriculture	$153,742	$152,473
Commercial Real Estate- Owner Occupied	169,745	164,099
Commercial Real Estate- Non-Owner Occupied	431,095	425,623
Residential Real Estate	271,207	268,735
Real Estate Construction	100,812	97,531
Farm Real Estate	37,845	39,461
Consumer and Other	15,586	16,739
Total loans	1,180,032	1,164,661
Allowance for loan losses	(12,867)	(13,134)
Net loans	$1,167,165	$1,151,527

Included in total loans above are deferred loan fees of $52 at June 30, 2018 and $223 at December 31, 2017.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Loan Losses

Management has an established methodology for determining the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans in the portfolio by product type. Loss migration rates for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following economic factors are analyzed:

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $12,867 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2018. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017.

Allowance for loan losses:

For the six months ended June 30, 2018	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,562	$(248)	$104	$212	$1,630
Commercial Real Estate:
Owner Occupied	2,043	(193)	130	181	2,161
Non-Owner Occupied	5,307	(45)	21	(148)	5,135
Residential Real Estate	1,910	(62)	93	(250)	1,691
Real Estate Construction	834	—	—	27	861
Farm Real Estate	430	—	3	(23)	410
Consumer and Other	290	(103)	33	80	300
Unallocated	758	—	—	(79)	679
Total	$13,134	$(651)	$384	$—	$12,867

For the six months ended June 30, 2018, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The allowance for Commercial Real Estate – Non-Owner Occupied loans was reduced by a decrease in general reserves required for this type as a result of lower loss rates. The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the six months ended June 30, 2017	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(1)	$83	$(492)	$1,608
Commercial Real Estate:
Owner Occupied	2,171	(210)	18	31	2,010
Non-Owner Occupied	4,606	—	9	124	4,739
Residential Real Estate	3,089	(196)	87	(304)	2,676
Real Estate Construction	420	—	19	43	482
Farm Real Estate	442	—	—	(17)	425
Consumer and Other	314	(81)	14	77	324
Unallocated	245	—	—	538	783
Total	$13,305	$(488)	$230	$—	$13,047

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

Allowance for loan losses:

For the three months ended June 30, 2018	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,359	$(123)	$85	$309	$1,630
Commercial Real Estate:
Owner Occupied	2,030	—	121	10	2,161
Non-Owner Occupied	5,670	(1)	7	(541)	5,135
Residential Real Estate	1,750	(40)	35	(54)	1,691
Real Estate Construction	820	—	—	41	861
Farm Real Estate	411	—	2	(3)	410
Consumer and Other	247	(62)	29	86	300
Unallocated	527	—	—	152	679
Total	$12,814	$(226)	$279	$—	$12,867

For the three months ended June 30, 2018, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The allowance for Commercial Real Estate – Non-Owner Occupied loans was reduced by a decrease in general reserves required for this type as a result of lower loss rates.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended June 30, 2017	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,569	$—	$27	$12	$1,608
Commercial Real Estate:
Owner Occupied	2,259	(210)	16	(55)	2,010
Non-Owner Occupied	4,543	—	4	192	4,739
Residential Real Estate	3,022	(107)	32	(271)	2,676
Real Estate Construction	413	—	14	55	482
Farm Real Estate	407	—	—	18	425
Consumer and Other	354	(40)	11	(1)	324
Unallocated	733	—	—	50	783
Total	$13,300	$(357)	$104	$—	$13,047

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

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2018 and December 31, 2017.

June 30, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$5	$1,625	$1,630
Commercial Real Estate:
Owner Occupied	—	8	2,153	2,161
Non-Owner Occupied	—	—	5,135	5,135
Residential Real Estate	29	100	1,562	1,691
Real Estate Construction	—	—	861	861
Farm Real Estate	—	6	404	410
Consumer and Other	—	—	300	300
Unallocated	—	—	679	679
Total	$29	$119	$12,719	$12,867
Outstanding loan balances:
Commercial & Agriculture	$61	$961	$152,720	$153,742
Commercial Real Estate:
Owner Occupied	—	517	169,228	169,745
Non-Owner Occupied	—	39	431,056	431,095
Residential Real Estate	108	1,307	269,792	271,207
Real Estate Construction	—	—	100,812	100,812
Farm Real Estate	—	778	37,067	37,845
Consumer and Other	—	—	15,586	15,586
Total	$169	$3,602	$1,176,261	$1,180,032

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

The following tables present credit exposures by internally assigned grades as of June 30, 2018 and December 31, 2017. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$148,387	$2,297	$3,058	$—	$153,742
Commercial Real Estate:
Owner Occupied	163,160	1,256	5,329	—	169,745
Non-Owner Occupied	428,084	2,288	723	—	431,095
Residential Real Estate	60,275	1,831	5,091	—	67,197
Real Estate Construction	91,406	14	1,289	—	92,709
Farm Real Estate	29,816	5,079	2,950	—	37,845
Consumer and Other	1,272	—	14	—	1,286
Total	$922,400	$12,765	$18,454	$—	$953,619

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$140,842	$8,412	$3,219	$—	$152,473
Commercial Real Estate:
Owner Occupied	155,756	1,166	7,177	—	164,099
Non-Owner Occupied	422,363	2,321	939	—	425,623
Residential Real Estate	62,628	1,997	5,873	—	70,498
Real Estate Construction	91,545	15	27	—	91,587
Farm Real Estate	25,228	11,236	2,997	—	39,461
Consumer and Other	1,312	—	70	—	1,382
Total	$899,674	$25,147	$20,302	$—	$945,123

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2018 and December 31, 2017 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

June 30, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$204,010	$8,103	$14,266	$226,379
Nonperforming	—	—	34	34
Total	$204,010	$8,103	$14,300	$226,413

December 31, 2017	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$198,237	$5,944	$15,341	$219,522
Nonperforming	—	—	16	16
Total	$198,237	$5,944	$15,357	$219,538

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2018 and December 31, 2017.

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$186	$—	$663	$849	$152,832	$61	$153,742	$—
Commercial Real Estate:
Owner Occupied	176	195	452	823	168,922	—	169,745	—
Non-Owner Occupied	—	—	155	155	430,940	—	431,095	—
Residential Real Estate	440	307	533	1,280	269,819	108	271,207	—
Real Estate Construction	—	—	27	27	100,785	—	100,812	—
Farm Real Estate	149	78	181	408	37,437	—	37,845	—
Consumer and Other	123	22	39	184	15,402	—	15,586	34
Total	$1,074	$602	$2,050	$3,726	$1,176,137	$169	$1,180,032	$34

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$575	$2	$685	$1,262	$151,124	$87	$152,473	$—
Commercial Real Estate:
Owner Occupied	897	104	484	1,485	162,614	—	164,099	—
Non-Owner Occupied	133	—	470	603	425,020	—	425,623	—
Residential Real Estate	1,613	229	785	2,627	265,980	128	268,735	—
Real Estate Construction	—	—	27	27	97,504	—	97,531	—
Farm Real Estate	27	—	186	213	39,248	—	39,461	—
Consumer and Other	92	96	16	204	16,535	—	16,739	16
Total	$3,337	$431	$2,653	$6,421	$1,158,025	$215	$1,164,661	$16

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial & Agriculture	$856	$887
Commercial Real Estate:
Owner Occupied	810	1,476
Non-Owner Occupied	252	711
Residential Real Estate	2,261	2,778
Real Estate Construction	27	27
Farm Real Estate	181	186
Consumer and Other	11	67
Total	$4,398	$6,132

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Modifications: A modification of a loan constitutes a TDR when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Residential Real Estate loans modified in a TDR primarily involve interest rate reductions where monthly payments are lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2018, TDRs accounted for $148 of the allowance for loan losses. As of December 31, 2017, TDRs accounted for $169 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the periods ended June 30, 2018 and June 30, 2017 were as follows:

For the Six-Month Period Ended
June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	3	$591	$591
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	3	$591	$591

For the Six-Month Period Ended
June 30, 2017
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
June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	—	$—	$—

For the three months ended
June 30, 2017
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

During both the three- and six-month periods ended June 30, 2018 and June 30, 2017, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$571	$571		$—	$—
Commercial Real Estate:
Owner Occupied	207	207		693	913
Non-Owner Occupied	39	43		44	48
Residential Real Estate	937	1,009		977	1,049
Farm Real Estate	328	328		148	148
Consumer and Other	—	—		—	—
Total	2,082	2,158		1,862	2,158
With an allowance recorded:
Commercial & Agriculture	390	390	$5	438	438	$4
Commercial Real Estate:
Owner Occupied	310	310	8	317	317	6
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	370	374	100	383	387	109
Farm Real Estate	450	450	6	460	460	6
Total	1,520	1,524	119	1,598	1,602	125
Total:
Commercial & Agriculture	961	961	5	438	438	4
Commercial Real Estate:
Owner Occupied	517	517	8	1,010	1,230	6
Non-Owner Occupied	39	43	—	44	48	—
Residential Real Estate	1,307	1,383	100	1,360	1,436	109
Farm Real Estate	778	778	6	608	608	6
Consumer and Other	—	—	—	—	—	—
Total	$3,602	$3,682	$119	$3,460	$3,760	$125

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and six-month periods ended June 30, 2018 and 2017.

	June 30, 2018		June 30, 2017
For the six months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$808	$13	$1,756	$20
Commercial Real Estate—Owner Occupied	686	17	1,829	48
Commercial Real Estate—Non-Owner Occupied	42	3	357	3
Residential Real Estate	1,334	34	1,610	39
Real Estate Construction	—	—	—	—
Farm Real Estate	726	15	614	13
Consumer and Other	—	—	—	—
Total	$3,596	$82	$6,166	$123

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	June 30, 2018		June 30, 2017
For the three months ended:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$993	$6	$1,643	$6
Commercial Real Estate—Owner Occupied	524	8	1,795	26
Commercial Real Estate—Non-Owner Occupied	41	2	356	2
Residential Real Estate	1,321	17	1,572	19
Real Estate Construction	—	—	—	—
Farm Real Estate	785	8	614	7
Consumer and Other	—	—	—	—
Total	$3,664	$41	$5,980	$60

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Six-Month Period Ended June 30, 2018	For the Six-Month Period Ended June 30, 2017
	(In Thousands)	(In Thousands)
Balance at beginning of period	$15	$49
Acquisition of PCI loans	—	—
Accretion	(9)	(18)
Balance at end of period	$6	$31

	For the Three-Month Period Ended June 30, 2018	For the Three-Month Period Ended June 30, 2017
	(In Thousands)	(In Thousands)
Balance at beginning of period	$8	$40
Acquisition of PCI loans	—	—
Accretion	(2)	(9)
Balance at end of period	$6	$31

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2018	At December 31, 2017
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$720	$775
Carrying amount	169	215

There has been $29 and $126 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2018 and December 31, 2017, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2018 and December 31, 2017, a total of $0 and $16, respectively of foreclosed assets were included in other assets. As of June 30, 2018 and December 31, 2017, the Company had initiated formal foreclosure procedures on $379 and $239, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2018(a)			June 30, 2017(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,185	$(4,309)	$(1,124)	$2,008	$(4,345)	$(2,337)
Other comprehensive income before reclassifications	(3,085)	—	(3,085)	1,258	—	1,258
Amounts reclassified from accumulated other comprehensive loss	5	226	231	—	343	343
Net current-period other comprehensive income	(3,080)	226	(2,854)	1,258	343	1,601
Reclassification of equity securities from accumulated other comprehensive loss	(278)	—	(278)	—	—	—
Ending balance	$(173)	$(4,083)	$(4,256)	$3,266	$(4,002)	$(736)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the Six months ended June 30, 2018	For the Six months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(6)	$—	Net (gain) loss on securities available for sale
Tax effect	1	—	Income tax expense
	(5)	—	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(286)	(520)	Salaries, wages and benefits
Tax effect	60	177	Income tax expense
	(226)	(343)	Net of tax
Total reclassifications for the period	$(231)	$(343)	Net of tax

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2018(a)			June 30, 2017(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$368	$(4,196)	$(3,828)	$2,307	$(4,283)	$(1,976)
Other comprehensive income before reclassifications	(546)	—	(546)	959	—	959
Amounts reclassified from accumulated other comprehensive loss	5	113	118	—	281	281
Net current-period other comprehensive income	(541)	113	(428)	959	281	1,240
Ending balance	$(173)	$(4,083)	$(4,256)	$3,266	$(4,002)	$(736)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive (Loss) Components	For the Three months ended June 30, 2018	For the Three months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(6)	$—	Net (gain) loss on securities available for sale
Tax effect	1	—	Income tax expense
	(5)	—	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(143)	(426)	Other operating expenses
Tax effect	30	145	Income tax expense
	(113)	(281)	Net of tax
Total reclassifications for the period	$(118)	$(281)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There has been no change in the carrying amount of goodwill of $27,095 for the periods ended June 30, 2018 and December 31, 2017. Management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2017 and concluded that the Company’s goodwill was not impaired at December 31, 2017.

Acquired intangible assets, other than goodwill, as of June 30, 2018 and December 31, 2017 were as follows:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$1,134	$364	$770	$1,065	$322	$743
Core deposit intangibles	7,274	6,797	477	7,274	6,738	536
Total amortized intangible assets	$8,408	$7,161	$1,247	$8,339	$7,060	$1,279

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $26, $158, $59 and $325 for the three and six-months ended June 30, 2018 and 2017, respectively.

Aggregate mortgage servicing rights amortization was $27, $17, $43 and $28 for the three and six-months ended June 30, 2018 and 2017, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2018	$21	$52	$73
2019	42	88	130
2020	42	72	114
2021	42	68	110
2022	42	68	110
Thereafter	581	129	710
	$770	$477	$1,247

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At June 30, 2018		At December 31, 2017
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$151,200	$—	$56,900
Maximum indebtedness	—	153,600	20,000	115,050
Average balance	—	64,241	119	38,825
Average rate paid	—	1.78%	1.68%	1.12%
Interest rate on balance	—	1.92%	—	1.42%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2018 and December 31, 2017.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2018 and December 31, 2017. All of the repurchase agreements are overnight agreements.

	June 30, 2018	December 31, 2017
Securities pledged for repurchase agreements:
U.S. Treasury securities	$632	$874
Obligations of U.S. government agencies	13,598	20,881
Total securities pledged	$14,230	$21,755
Gross amount of recognized liabilities for repurchase agreements	$14,230	$21,755
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic
Net income	$3,014	$3,596	$10,003	$8,231
Preferred stock dividends	299	308	602	627
Net income available to common shareholders—basic	$2,715	$3,288	$9,401	$7,604
Weighted average common shares outstanding—basic	10,470,839	10,162,528	10,342,763	9,634,363
Basic earnings per common share	$0.26	$0.32	$0.91	$0.79
Diluted
Net income available to common shareholders—basic	$2,715	$3,288	$9,401	$7,604
Preferred stock dividends	299	308	602	627
Net income available to common shareholders—diluted	$3,014	$3,596	$10,003	$8,231
Weighted average common shares outstanding for basic earnings per common share	10,470,839	10,162,528	10,342,763	9,634,363
Add: Dilutive effects of convertible preferred shares	2,144,497	2,431,349	2,263,652	2,469,465
Average shares and dilutive potential common shares outstanding—diluted	12,615,336	12,593,877	12,606,415	12,103,828
Diluted earnings per common share	$0.24	$0.29	$0.79	$0.68

For the three-month period ended June 30, 2018 there were 2,144,497 dilutive shares related to the Company’s convertible preferred stock.  For the six-month period ended June 30, 2018 there were 2,263,652 dilutive shares related to the Company’s convertible preferred stock.  For the three-month period ended June 30, 2017 there were 2,431,349 dilutive shares related to the Company’s convertible preferred stock.  For the six-month period ended June 30, 2017 there were 2,469,465 dilutive shares related to the Company’s convertible preferred stock.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2018 and December 31, 2017:

	Contract Amount
	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$5,457	$278,612	$4,982	$286,925
Overdraft protection	3	33,682	7	33,353
Letters of credit	624	2,350	624	2,637
	$6,084	$314,644	$5,613	$322,915

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.88% to 8.50% at June 30, 2018 and from 2.88% to 10.25% at December 31, 2017. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $8,284 on June 30, 2018 and $4,112 on December 31, 2017.

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

Net periodic pension benefit was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	125	171	250	338
Expected return on plan assets	(273)	(283)	(546)	(561)
Other components	143	426	286	520
Net periodic pension benefit	$(5)	$314	$(10)	$297

The Company does not expect to make any contribution to its pension plan in 2018. The Company contributed $2,000 in 2017.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 269,495 shares available for future grants under this plan at June 30, 2018.

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

Finally, on May 17, 2018, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 6,204 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2019 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $144.

No options had been granted under the 2014 Incentive Plan as of June 30, 2018 and 2017.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the status of the Company’s restricted shares and changes therein for the three- and six-month periods ended June 30, 2018:

	Three months ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	24,182	$16.78	42,138	$15.60
Granted	16,510	22.51	16,510	22.51
Vested	—	—	(17,956)	14.01
Forfeited	—	—	—	—
Nonvested at end of period	40,692	$19.11	40,692	$19.11

The following is a summary of the status of the Company’s awarded restricted shares as of June 30, 2018:

At June 30, 2018
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	6,160	$54	2.50
March 11, 2016	5,256	16	0.50
March 20, 2017	7,814	81	1.50
March 20, 2017	4,952	93	3.50
April 10, 2018	8,294	145	2.50
April 10, 2018	8,216	169	4.50
	40,692	$558	2.58

During the six months ended June 30, 2018, the Company recorded $129 of share-based compensation expense and $144 of director retainer fees for shares granted under the 2014 Incentive Plan. At June 30, 2018, the total compensation cost related to unvested awards not yet recognized is $558, which is expected to be recognized over the weighted average remaining life of the grants of 2.58 years.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at June 30, 2018 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$29,399	$—
Obligations of states and political subdivisions	—	117,648	—
Mortgage-backed securities in government sponsored entities	—	83,966	—
Total securities available for sale	—	231,013	—
Equity securities in financial institutions	—	907	—
Swap asset	—	2,375	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	2,375	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,350

	Fair Value Measurements at December 31, 2017 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$30,358	$—
Obligations of states and political subdivisions	—	118,056	—
Mortgage-backed securities in government sponsored entities	—	81,816	—
Total securities available for sale	—	230,230	—
Equity securities in financial institutions	—	832	—
Swap asset	—	1,560	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	1,560	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,040
Other real estate owned	—	—	16

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,350	Appraisal of collateral	Appraisal adjustments	10% - 38%	30%
			Liquidation expense	0% - 10%	3%
			Holding period	0 - 30 months	21 months

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2018 are as follows:

June 30, 2018	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$41,156	$41,156	$41,156	$—	$—
Other securities	14,247	14,247	14,247	—	—
Loans, held for sale	4,058	4,058	4,058	—	—
Loans	1,167,165	1,161,845	—	—	1,161,845
Bank owned life insurance	25,411	25,411	25,411	—	—
Accrued interest receivable	4,489	4,489	4,489	—	—
Financial Liabilities:
Nonmaturing deposits	1,006,836	1,006,836	1,006,836	—	—
Time deposits	139,336	138,624	—	—	138,624
Short-term FHLB advances	151,200	151,200	151,200	—	—
Long-term FHLB advances	5,000	4,996	—	—	4,996
Securities sold under agreement to repurchase	14,230	14,230	14,230	—	—
Subordinated debentures	29,427	32,312	—	—	32,312
Accrued interest payable	102	102	102	—	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of June 30, 2018.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$90,250	5.25%	$48	Monthly
Derivative Liabilities	(90,250)	-5.25%	(48)	Monthly
Net Exposure	$—		$—

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

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3,792 and $3,204, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $3,664 and $4,510 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and 2017, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $258 and $165, offset by tax credits and other benefits from its investment in affordable housing tax credits of $426 and $276, respectively.  During the three months ended June 30, 2018 and 2017, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $129 and $82, offset by tax credits and other benefits from its investment in affordable housing tax credits of $207 and $138, respectively. During the three and six months ended June 30, 2018 and 2017, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges	$1,359	$1,387	$2,493	$2,432
ATM/Interchange fees	588	567	1,142	1,076
Wealth management fees	836	738	1,688	1,445
Tax refund processing fees	550	550	2,750	2,750
Other	228	174	448	367
Noninterest Income (in-scope of Topic 606)	3,561	3,416	8,521	8,070
Noninterest Income (out-of-scope of Topic 606)	829	685	1,485	1,167
Total Noninterest Income	$4,390	$4,101	$10,006	$9,237

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

(17) Merger

On March 11, 2018, CBI and United Community Bancorp (“UCB”) and United Community Bank (“United Community”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UCB and United Community, pursuant to which CBI will acquire UCB and its wholly-owned subsidiary, United Community.  It is anticipated that United Community will be merged with and into Civista, upon completion of the transaction.  At that time, United Community’s eight banking offices located in Southeastern Indiana, and its Loan Production office in Northern Kentucky, will become offices of Civista. As of December 31, 2017, UCB and United Community Bank had total consolidated assets of $546 million, total loans of $296 million and total deposits of $462 million.

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

Regulatory approval has been received and the merger is anticipated to be completed during the third quarter of 2018, subject to the satisfaction of the closing conditions in the Merger Agreement.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2018 compared to December 31, 2017, and the consolidated results of operations for the three- and six-month period ended June 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risks identified in “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at June 30, 2018 were $1,548,454 compared to $1,525,857 at December 31, 2017, an increase of $22,597, or 1.5%. The increase in total assets was mainly attributable to increases in loans held for sale, loans and other assets. Total liabilities at June 30, 2018 were $1,358,606 compared to $1,341,396 at December 31, 2017, an increase of $17,210, or 1.3%. The increase in total liabilities was mainly attributable to an increase in FHLB advances offset by decreases in total deposits and securities sold under agreements to repurchase.

Loans outstanding as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Commercial & Agriculture	$153,742	$152,473
Commercial Real Estate—Owner Occupied	169,745	164,099
Commercial Real Estate—Non-Owner Occupied	431,095	425,623
Residential Real Estate	271,207	268,735
Real Estate Construction	100,812	97,531
Farm Real Estate	37,845	39,461
Consumer and Other	15,586	16,739
Total loans	1,180,032	1,164,661
Allowance for loan losses	(12,867)	(13,134)
Net loans	$1,167,165	$1,151,527

Net loans have increased $15,638 or 1.4% since December 31, 2017. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $1,269, $5,646, $5,472, $2,472 and $3,281, respectively since December 31, 2017, while the Farm Real Estate and Consumer and Other loan portfolios decreased $1,616 and $1,153, respectively, since December 31, 2017.  At June 30, 2018, the net loan to deposit ratio was 101.8% compared to 95.6% at December 31, 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

During the first six months of 2018 and 2017, there were no provisions made to the allowance for loan losses from earnings. Net charge-offs for the first six months of 2018 totaled $267, compared to net charge offs of $258 in the first six months of 2017. For the first six months of 2018, the Company charged off a total of 29 loans. Ten Real Estate Mortgage loans totaling $62, eight Commercial and Agriculture loan totaling $248, one Commercial Real Estate – Owner Occupied loan totaling $193, one Commercial Real Estate – Non-Owner Occupied loan totaling $45 and nine Consumer and Other loans totaling $103 were charged off in the first six months of the year. In addition, during the first six months of 2018, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $104, Commercial Real Estate – Owner Occupied loans of $130, Commercial Real Estate – Non-Owner Occupied loans of $21, Real Estate Mortgage loans of $93, Farm Real Estate of $3 and Consumer and Other loans of $33. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $1,716 since December 31, 2017, which was due to a decrease in loans on nonaccrual status of $1,734 and an increase in loans past due 90 days and accruing of $18. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.09% at June 30, 2018 and 1.13% at December 31, 2017.

The available for sale security portfolio increased by $783, from $230,230 at December 31, 2017 to $231,013 at June 30, 2018. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2018, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have decreased $303 from December 31, 2017 to June 30, 2018. The decrease is the result of new purchases of $292, offset by depreciation of $595.  In addition, the Company sold certain premises and equipment held for sale during the first six months ended June 30, 2018.  Proceeds from the sale totaled $238, resulting in a gain on the sale of $33.

Bank owned life insurance (BOLI) increased $286 from December 31, 2017 to June 30, 2018. The difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $3,856 from December 31, 2017 to June 30, 2018.  The increase is the result of increases in prepaid expenses, fair value of swap assets and low income housing investments.

Total deposits as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Noninterest-bearing demand	$391,785	$361,964
Interest-bearing demand	194,708	183,680
Savings and money market	420,343	435,377
Time deposits	139,336	223,902
Total Deposits	$1,146,172	$1,204,923

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at June 30, 2018 decreased $58,751 from year-end 2017. Noninterest-bearing deposits increased $29,821 from year-end 2017, while interest-bearing deposits, including savings and time deposits, decreased $88,572 from December 31, 2017. The increase in noninterest-bearing deposits was primarily due to increases in cash balances remaining related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $53,218. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2017 over the next quarter. The interest-bearing deposit decrease was mainly due to a decrease in brokered deposits offset by increases in interest-bearing demand and savings accounts. The year-to-date average balance of total deposits decreased $2,990 compared to the average balance of the same period in 2017 due to decreases in time deposits and demand deposit accounts, offset by increases in savings and money market accounts and interest-bearing demand accounts.

FHLB advances increased $84,300 from December 31, 2017 to June 30, 2018. The increase is due to an increase in overnight funds of $94,300. In addition, on February 15, 2018, an FHLB advance in the amount of $10,000 matured. This advance had terms of forty-two months with a fixed rate of 1.5%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $7,525 from December 31, 2017 to June 30, 2018.

Shareholders’ equity at June 30, 2018 was $189,848, or 12.3% of total assets, compared to $184,461, or 12.1% of total assets, at December 31, 2017. The increase in shareholders’ equity resulted primarily from net income of $10,003, a decrease in the Company’s pension liability, net of tax, of $226, a decrease in the fair value of securities available for sale, net of tax, of $3,080 and offset by dividends on preferred stock and common stock of $602 and $1,433, respectively. Total outstanding common shares at June 30, 2018 were 10,788,892. Total outstanding common shares at December 31, 2017 were 10,198,475. The increase in common shares outstanding is the result of the conversion of 4,440 shares of the Company’s previously issued preferred shares into 567,703 common shares and the grant of 16,510 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.  In addition, 6,204 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Six Months Ended June 30, 2018 and 2017

The Company had net income of $10,003 for the six months ended June 30, 2018, an increase of $1,772 from net income of $8,231 for the same six months of 2017.  Basic earnings per common share were $0.91 for the period ended June 30, 2018, compared to $0.79 for the same period in 2017.  Diluted earnings per common share were $0.79 for the period ended June 30, 2018, compared to $0.68 for the same period in 2017. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2018 was $29,538, an increase of $3,277 from $26,261 in the same six months of 2017.  Total interest income for the six months ended June 30, 2018 was $32,084, an increase of $4,164 from $27,920 in the same six months of 2017. Average earning assets increased 3.3% during the six months ended June 30, 2018 as compared to the same period in 2017. Average loans and non-taxable securities for the first six months of 2018 increased 6.8% and 21.8%, respectively, compared to the first six months of last year.  The increases were offset by a decrease in interest-bearing deposits in other banks.  Interest-bearing deposits in other banks decreased mainly due to our tax refund processing program.  The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit.  The yield on the loan portfolio increased 34 basis points for the first six months of 2018 compared to the first six months of last year.  The yield on earning assets increased 39 basis points for the first six months of 2018 compared to the first six months of last year.  Total interest expense for the six months ended June 30, 2018 was $2,546, an increase of $887 from $1,659 in the same six months of 2017.  Average time deposits for the first six months of 2018 decreased 6.7%, while average demand and savings accounts increased 6.8% compared to the first six months of 2017.  Interest expense on demand and savings accounts, time deposits, FHLB borrowings and trust preferred securities increased $249, $136, $376 and $127, respectively, in the first six months of 2018 compared to the same period in 2017.  The interest rate paid on FHLB borrowings during the first six months of 2018 increased 56 basis points as compared to the same period in 2017, while the average balance increased 68.2%.  The interest rate paid on trust preferred securities during the first six months of 2018 increased 87 basis points as compared to the same period in 2017.  The Company’s net interest margin for the six months ended June 30, 2018 was 4.13% compared to 3.86% for the period ended June 30, 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2018 and 2017.  The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans.  The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income in 2018 and a 35% tax rate for tax-exempt interest income in 2017. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2018			2017
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,153,230	$27,783	4.86%	$1,080,307	$24,189	4.52%
Taxable securities	143,229	2,026	2.84%	141,253	1,787	2.58%
Tax-exempt securities	101,673	1,764	4.49%	83,506	1,496	5.63%
Interest-bearing deposits in other banks	67,108	511	1.54%	112,695	448	0.80%
Total interest-earning assets	$1,465,240	$32,084	4.48%	$1,417,761	$27,920	4.09%
Noninterest-earning assets:
Cash and due from financial institutions	64,211			68,144
Premises and equipment, net	17,641			18,125
Accrued interest receivable	4,860			4,439
Intangible assets	28,359			28,753
Other assets	12,968			10,069
Bank owned life insurance	25,247			24,675
Less allowance for loan losses	(13,037)			(13,242)
Total Assets	$1,605,489			$1,558,724
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$615,940	$502	0.16%	$576,936	$253	0.09%
Time	163,878	775	0.95%	175,614	639	0.73%
FHLB	71,727	634	1.78%	42,634	258	1.22%
Subordinated debentures	29,427	626	4.29%	29,427	499	3.42%
Repurchase Agreements	17,467	9	0.10%	20,767	10	0.10%
Total interest-bearing liabilities	$898,439	$2,546	0.57%	$845,378	$1,659	0.40%
Noninterest-bearing deposits	506,002			536,260
Other liabilities	14,656			12,912
Shareholders’ Equity	186,392			164,174
Total Liabilities and Shareholders’ Equity	$1,605,489			$1,558,724
Net interest income and interest rate spread		$29,538	3.91%		$26,261	3.69%
Net interest margin			4.13%			3.86%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense.  The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2018 and 2017.  The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,691	$1,903	$3,594
Taxable securities	55	184	239
Tax-exempt securities	338	(70)	268
Interest-bearing deposits in other banks	(232)	295	63
Total interest income	$1,852	$2,312	$4,164
Interest expense:
Demand and savings	$18	$231	$249
Time	(45)	181	136
FHLB	224	152	376
Subordinated debentures	—	127	127
Repurchase agreements	(2)	1	(1)
Total interest expense	$195	$692	$887
Net interest income	$1,657	$1,620	$3,277

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  No provision for loan losses was provided during the six months ended June 30, 2018 and June 30, 2017.

Noninterest income for the six-month periods ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
	2018	2017
Service charges	$2,493	$2,432
Net gain on sale of securities	6	—
Net gain on equity securities	75	—
Net gain on sale of loans	807	735
ATM/Interchange fees	1,142	1,076
Wealth management fees	1,688	1,445
Bank owned life insurance	286	287
Tax refund processing fees	2,750	2,750
Other	759	512
Total noninterest income	$10,006	$9,237

Noninterest income for the six months ended June 30, 2018 was $10,006, an increase of $769 or 8.3% from $9,237 for the same period of 2017.  The primary reasons for the increase follow.

Service charge fee income for the period ended June 30, 2018 was $2,493, up $61 or 2.5% over the same period of 2017.  The increase is primarily due to a change in the business account earnings credits, along with an increase on overdraft charges.

Gain on sale of loans increased $72 during the first six months of 2018 compared to the same period of 2017.  The volume of loans sold during the first six months of 2018 was $37,593, up $6,027 or 19.1% as compared to the same period in 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Wealth management fee income increased $243 or 16.8% during the first six months of 2018 compared to the same period in 2017.  The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2017.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors.  The third-party vendors pay us a fee for processing the payments.  Tax refund processing fees were $2,750 during the first six months of 2018 and 2017.  This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $247 during the first six months of 2018 compared to the same period of 2017. The increase is mainly due to increases in swap related income and deluxe income during the first six months of 2018 as compared to the same period in 2017.

Noninterest expense for the six-month periods ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
	2018	2017
Compensation expense	$14,759	$13,925
Net occupancy expense	1,623	1,312
Equipment expense	698	747
Contracted data processing	3,087	818
FDIC assessment	267	298
State franchise tax	681	512
Professional services	2,035	1,184
Amortization of intangible assets	59	325
ATM expense	426	468
Marketing	638	528
Other	3,860	3,934
Total noninterest expense	$28,133	$24,051

Noninterest expense for the six months ended June 30, 2018 was $28,133, an increase of $4,082, from $24,051 reported for the same period of 2017.  The primary reasons for the increase follow.

Compensation expenses were $14,759, up $834 or 6.0% as compared to the same period of 2017. These increases are mainly due to an increase in payroll and payroll related expenses due to annual pay increases. In addition, commission based costs and employee insurance costs increased, as compared to the same period of 2017.

Net occupancy expense increased $311, or 23.7% from the same period of 2017.  The year-over-year increase was attributable to an increase in miscellaneous building repairs, increased small equipment purchases, increased janitorial services, ground maintenance and utilities costs due to the extended cold weather in our region during the first part of the year.

Contracted data processing expenses increased $2,269, or 277.4% from the same period of 2017. The increase is due to merger expenses related to the conversion of core system data to the Company’s core system in preparation of the Company’s merger with UCB anticipated to occur during the third quarter of 2018.

FDIC assessments were $267, down $31 or 10.4% compared to the same period in 2017.  The year-over-year decrease is the result of lower assessment rates for 2018.

State franchise taxes were $681, up $169 or 33.0% compared to the same period in 2017.  The year-over-year increase was attributable to an increase in equity capital.  The Ohio Financial Institutions tax is based on equity capital.

Professional services costs increased $851, or 71.9% from the same period of 2017. The year-over-year increase was attributable to increased examination fees, increased facilities management costs, increased professional services costs to analyze workflow systems and recommend process improvements and legal and consulting expenses related to the contemplated merger with UCB.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Amortization expense decreased $266, or 81.9% from the same period of 2017, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $426, down $42 or 9.0% compared to the same period in 2017. The decrease is primarily due to increased expenses paid in 2017 relating to the Company’s debit card program conversion as compared to the same period in 2018.

Marketing costs were $638, up $110 or 20.8% compared to the same period in 2017. The increase is due to a general increase in marketing expenses and higher promotional points and benefits paid in the first six months of 2018 compared to the same period of 2017.

Income tax expense for the six months ended June 30, 2018 totaled $1,408, down $1,808 compared to the same period in 2017.  The effective tax rates for the six-month periods ended June 30, 2018 and June 30, 2017 were 12.3% and 28.1%, respectively.  The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Three Months Ended June 30, 2018 and 2017

The Company had net income of $3,014 for the three months ended June 30, 2018, a decrease of $582 from net income of $3,596 for the same three months of 2017. Basic earnings per common share were $0.26 for the quarter ended June 30, 2018, compared to $0.32 for the same period in 2017. Diluted earnings per common share were $0.24 for the quarter ended June 30, 2018, compared to $0.29 for the same period in 2017. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2018 was $14,766, an increase of $1,399 from $13,367 in the same three months of 2017. Total interest income for the three months ended June 30, 2018 was $16,160, an increase of $1,932 from $14,228 in the same three months of 2017. Average earning assets increased 4.4% during the quarter ended June 30, 2018 as compared to the same period in 2017. Average loans and   tax-exempt securities for the second quarter of 2018 increased 6.1% and 15.6%, respectively, compared to the second quarter of last year. The increases were offset by decreases in taxable securities and interest-bearing deposits in other banks. The yield on the loan portfolio increased 34 basis points for the second quarter of 2018 compared to the second quarter of last year. The yield on earning assets increased 30 basis points for the second quarter of 2018 compared to the second quarter of last year. Total interest expense for the three months ended June 30, 2018 was $1,394, an increase of $533 from $861 in the same three months of 2017. Interest expense on demand and savings accounts increased $120 during the second quarter of 2018 compared to the same period in 2017. Average demand and savings accounts increased 6.9% while time deposits decreased 12.9% for the second quarter of 2018 compared to the same period in 2017. Interest expense on FHLB borrowings and trust preferred securities increased $312 and $80, respectively, in the second quarter of 2018 compared to the same period in 2017. The interest rate paid on FHLB borrowings during the second quarter of 2018 increased 67 basis points as compared to the same period in 2017, while the average balance increased 82.6%. The interest rate paid on trust preferred securities during the second quarter of 2018 increased 109 basis points as compared to the same period in 2017. The Company’s net interest margin for the three months ended June 30, 2018 and 2017 was 4.21% and 4.05%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2018 and 2017. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income in 2018 and a 35% tax rate for tax-exempt interest income in 2017. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2018			2017
Assets:	Average balance	Interest	Yield/rate*	Average balance	Interest	Yield/rate*
Interest-earning assets:
Loans, including fees	$1,158,956	$14,144	4.90%	$1,092,574	$12,412	4.56%
Taxable securities	145,435	1,040	2.85%	150,250	940	2.54%
Tax-exempt securities	101,866	886	4.46%	88,150	784	5.58%
Interest-bearing deposits in other banks	21,696	90	1.66%	37,413	92	0.99%
Total interest-earning assets	$1,427,953	$16,160	4.60%	$1,368,387	$14,228	4.30%
Noninterest-earning assets:
Cash and due from financial institutions	36,501			38,150
Premises and equipment, net	17,549			18,127
Accrued interest receivable	5,270			4,939
Intangible assets	28,351			28,680
Other assets	12,781			9,815
Bank owned life insurance	25,317			24,746
Less allowance for loan losses	(12,935)			(13,173)
Total Assets	$1,540,787			$1,479,671
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$615,667	$250	0.16%	$576,072	$130	0.09%
Time	140,622	320	0.91%	161,398	298	0.74%
FHLB advance	103,460	482	1.87%	56,672	170	1.20%
Subordinated debentures	29,427	338	4.61%	29,427	258	3.52%
Repurchase Agreements	16,546	4	0.10%	17,985	5	0.11%
Total interest-bearing liabilities	$905,722	$1,394	0.62%	$841,554	$861	0.41%
Noninterest-bearing deposits	434,126			449,170
Other liabilities	12,609			12,662
Shareholders’ Equity	188,330			176,285
Total Liabilities and Shareholders’ Equity	$1,540,787			$1,479,671
Net interest income and interest rate spread		$14,766	3.98%		$13,367	3.89%
Net interest margin			4.21%			4.05%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2018 and 2017. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$779	$953	$1,732
Taxable securities	(12)	112	100
Tax-exempt securities	138	(36)	102
Interest-bearing deposits in other banks	(49)	47	(2)
Total interest income	$856	$1,076	$1,932
Interest expense:
Demand and savings	$10	$110	$120
Time	(42)	64	22
FHLB advance	187	125	312
Subordinated debentures	—	80	80
Repurchase agreements	—	(1)	(1)
Total interest expense	$155	$378	$533
Net interest income	$701	$698	$1,399

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the quarters ended June 30, 2018 and June 30, 2017, no provision for loan losses was provided.

Noninterest income for the three-month periods ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,
	2018	2017
Service charges	$1,359	$1,387
Net gain on sale of securities	6	—
Net gain on equity securities	35	—
Net gain on sale of loans	474	478
ATM/Interchange fees	588	567
Wealth management fees	836	738
Bank owned life insurance	144	143
Tax refund processing fees	550	550
Other	398	238
Total noninterest income	$4,390	$4,101

Noninterest income for the three months ended June 30, 2018 was $4,390, an increase of $289 or 7.0% from $4,101 for the same period of 2017. The primary reasons for the increase follow.

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $98 or 13.3% during the second quarter of 2018 compared to the same period in 2017. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2017.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors.  The third-party vendors pay us a fee for processing the payments.  Tax refund processing fees were $550 for the second quarter of 2018 and 2017.  This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Other income increased $160 during the second quarter of 2018 compared to the same period of 2017. The increase is mainly due to increases in swap related income and deluxe income during the second quarter of 2018 as compared to the same period in 2017.

Noninterest expense for the three-month periods ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,
	2018	2017
Compensation expense	$7,385	$6,943
Net occupancy expense	862	655
Equipment expense	324	418
Contracted data processing	2,739	429
FDIC assessment	116	133
State franchise tax	363	255
Professional services	1,483	733
Amortization of intangible assets	26	158
ATM expense	208	214
Marketing	320	276
Other operating expenses	2,102	2,335
Total noninterest expense	$15,928	$12,549

Noninterest expense for the three months ended June 30, 2018 was $15,928, an increase of $3,379, or 26.9%, from $12,549 reported for the same period of 2017. The primary reasons for the increase follow.

Compensation expenses were $7,385, up $442 or 6.4% as compared to the same period of 2017. These increases are mainly due to an increase in payroll and payroll related expenses due to annual pay increases. In addition, commission based costs, stock-based compensation and employee insurance costs increased, as compared to the same period of 2017.

Net occupancy and equipment expense increased $113, or 10.5% from the same period of 2017.  The quarter-over-quarter increase was attributable to an increase in miscellaneous building repairs, increased small equipment purchases, increased janitorial services and increased ground maintenance due to the extended cold weather we were experiencing in our region.

Contracted data processing expenses were $2,739, up $2,310 or 538.5% compared to the same period on 2017.  The quarter-over-quarter increase was attributable to expenses incurred in preparation for the Company’s contemplated merger with UCB.

FDIC assessments were $116, down $17 or 12.8% compared to the same period in 2017.  The quarter-over-quarter decrease is the result of lower assessment rates for 2018.

State franchise taxes were $363, up $108 or 42.4% compared to the same period in 2017.  The quarter-over-quarter increase was attributable to an increase in equity capital.  The Ohio Financial Institutions tax is based on equity capital.

Professional services costs increased $750, or 102.3% from the same period of 2017. The quarter-over-quarter increase was attributable to increased legal and consulting expenses related to the contemplated merger with UCB.

Amortization expense decreased $132, or 83.5% from the same period of 2017, as a result of scheduled amortization of intangible assets associated with mergers.

Marketing costs were $320, up $44 or 15.9% compared to the same period in 2017. The increase is due to a general increase in marketing expenses and higher promotional points and benefits paid in the second quarter of 2018 compared to the same period of 2017.

Other operating expenses were $2,102, down $233 or 10.0% compared to the same period in 2017.  The decrease is due to a general decrease in other operating expenses during the second quarter of 2018 compared to the same period of 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended June 30, 2018 totaled $214, down $1,109 compared to the same period in 2017. The effective tax rates for the three-month periods ended June 30, 2018 and 2017 were 6.6% and 26.9%, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $189,848 at June 30, 2018 compared to $184,461 at December 31, 2017. The increase in shareholders’ equity was positively impacted by net income of $10,003, a $226 net decrease in the Company’s pension liability and a decrease in the fair value of securities available for sale, net of tax, of $3,080, which was offset by dividends on preferred stock and common stock of $602 and $1,433, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2018 and December 31, 2017 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2018	16.7%	15.7%	12.3%	13.0%
Company Ratios—December 31, 2017	16.6%	15.5%	11.6%	12.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.07 per common share on February 1, 2018 and on May 1, 2018. In 2017, the Company paid a cash dividend of $0.06 per common share on February 1, 2017 and on May 1, 2017. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $303 on March 15, 2018 and approximately $299 on June 15, 2018. In 2017, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017 and approximately $308 on June 15, 2017.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $13,462, or 5.8% of the total security portfolio at June 30, 2018. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5,324 and $8,223 for the six months ended June 30, 2018 and 2017, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $20,676 and $78,871 for the six months ended June 30, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Cash provided by deposits, borrowings and net proceeds from our common equity offering comprised most of our financing activities, which resulted in net cash provided of $15,989 and $73,468 for the six months ended June 30, 2018 and 2017, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of June 30, 2018, Civista had total credit availability with the FHLB of $369,955 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $193,755. In addition, Civista Bancshares, Inc. maintains a credit line totaling $7,500.

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

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2017 and June 30, 2018, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2018 and December 31, 2017.

The Company had derivative financial instruments as of December 31, 2017 and June 30, 2018. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2018			December 31, 2017
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	293,164	28,373	11%	270,928	33,923	14%
+100bp	285,779	20,988	8%	261,071	24,066	10%
Base	264,791	—	—	237,005	—	—
-100bp	245,637	(19,154)	-7%	223,526	(13,479)	-6%

The change in net portfolio value from December 31, 2017 to June 30, 2018, can be attributed to two factors.  While the yield curve has risen and flattened slightly from the end of the year, both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, while the volume of liabilities has decreased, compared to the end of the year.  This leads to an increase in the base net portfolio value.  The asset mix remained fairly constant, while the funding mix has shifted from CDs to borrowed money and deposits.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a slight increase in the market value of liabilities, compared to a slight decrease in the market value of assets.  Accordingly, we see an increase in the net portfolio value, although the increase is smaller relative to the end of 2017.  However, a downward change in rates would lead to a decrease in the net portfolio value as the market value of liabilities would increase more quickly than the market value of assets.  Combined with the change in liability mix, we see a slightly larger change in 2018, compared to 2017.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2018, were effective.

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

On June 21, 2018, a purported stockholder of United Community, filed a putative class action lawsuit in the Superior Court for the State of Indiana, Dearborn County, against United Community, the members of United Community’s Board of Directors, United Community Bank, Civista and Civista Bank on behalf of all of United Community’s public stockholders. The lawsuit alleges that United Community’s proxy statement for the special meeting of United Community stockholders to be held on July 24, 2018 to vote on the Merger omitted certain material information, which rendered the proxy statement false and misleading, and that United Community’s directors breached their fiduciary duties in the sale process.  The lawsuit also alleges that the other corporate defendants, including Civista and Civista Bank, aided and abetted in the alleged breaches of fiduciary duties. The relief sought in the lawsuit includes preliminary and permanent injunction against the consummation of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorney’s fees. The defendants believe that the claims are without merit and intend to defend against the suit vigorously. However, at this time, it is not possible to predict the outcome of the lawsuit or the impact on United Community, Civista or the contemplated Merger.

Item 1A.	Risk Factors

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risk factors disclosed in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

10.1	Third Amendment to Supplemental Nonqualified Executive Retirement Plan	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 8, 2018
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 8, 2018
Todd A. Michel	Date
Senior Vice President, Controller