Form 10-Q
period 2018-09-30
CIVISTA BANCSHARES, INC.
filed 2018-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 3, 2018—15,401,530 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$64,754	$40,519
Securities available for sale	316,966	230,230
Equity securities	1,146	832
Loans held for sale	4,025	2,197
Loans, net of allowance of $13,331 and $13,134	1,502,313	1,151,527
Other securities	17,774	14,247
Premises and equipment, net	22,518	17,611
Accrued interest receivable	6,878	4,488
Goodwill	76,316	27,095
Other intangible assets	9,648	1,279
Bank owned life insurance	42,750	25,125
Other assets	20,447	10,707
Total assets	$2,085,535	$1,525,857
LIABILITIES
Deposits
Noninterest-bearing	$466,527	$361,964
Interest-bearing	1,111,228	842,959
Total deposits	1,577,755	1,204,923
Federal Home Loan Bank advances	145,100	71,900
Securities sold under agreements to repurchase	18,515	21,755
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	25,350	13,391
Total liabilities	1,796,147	1,341,396
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 11,756 shares issued at September 30, 2018 and 18,760 shares issued at December 31, 2017, net of issuance costs	10,878	17,358
Common shares, no par value, 20,000,000 shares authorized, 16,143,028 shares issued at September 30, 2018 and 10,946,439 shares issued at December 31, 2017	265,324	153,810
Retained earnings	35,302	31,652
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive loss	(4,881)	(1,124)
Total shareholders’ equity	289,388	184,461
Total liabilities and shareholders’ equity	$2,085,535	$1,525,857

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$15,833	$13,022	$43,615	$37,211
Taxable securities	1,042	977	3,069	2,764
Tax-exempt securities	908	812	2,672	2,307
Federal funds sold and other	103	25	614	473
Total interest and dividend income	17,886	14,836	49,970	42,755
Interest expense
Deposits	783	607	2,060	1,500
Federal Home Loan Bank advances	925	276	1,560	534
Subordinated debentures	349	268	975	766
Securities sold under agreements to repurchase and other	5	5	13	16
Total interest expense	2,062	1,156	4,608	2,816
Net interest income	15,824	13,680	45,362	39,939
Provision for loan losses	390	—	390	—
Net interest income after provision for loan losses	15,434	13,680	44,972	39,939
Noninterest income
Service charges	1,219	1,177	3,712	3,609
Net loss on sale of securities	(392)	(9)	(386)	(9)
Net gain on equity securities	27	—	102	—
Net gain on sale of loans	428	472	1,235	1,207
ATM/Interchange fees	622	567	1,764	1,643
Wealth management fees	873	787	2,561	2,233
Bank owned life insurance	147	142	432	429
Tax refund processing fees	—	—	2,750	2,750
Other	364	329	1,123	842
Total noninterest income	3,288	3,465	13,293	12,704
Noninterest expense
Compensation expense	12,054	7,389	26,812	21,313
Net occupancy expense	751	690	2,375	2,002
Equipment expense	371	350	1,069	1,097
Contracted data processing	3,150	357	6,237	1,174
FDIC assessment	121	115	388	414
State franchise tax	351	255	1,031	767
Professional services	2,198	534	4,233	1,718
Amortization of intangible assets	26	158	85	483
ATM expense	286	233	712	700
Marketing	350	240	988	768
Other operating expenses	2,498	1,846	6,358	5,781
Total noninterest expense	22,156	12,167	50,288	36,217
Income (loss) before taxes	(3,434)	4,978	7,977	16,426
Income tax expense (benefit)	(1)	1,318	1,407	4,534
Net Income (loss)	(3,433)	3,660	6,570	11,892
Preferred stock dividends	192	308	794	935
Net income (loss) available to common shareholders	$(3,625)	$3,352	$5,776	$10,957
Earnings (loss) per common share, basic	$(0.31)	$0.33	$0.54	$1.12
Earnings (loss) per common share, diluted	$(0.31)	$0.29	$0.51	$0.97

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,433)	$3,660	$6,570	$11,892
Other comprehensive income (loss), net of reclassification adjustment:
Unrealized holding gains (losses) on available for sale securities	(935)	86	(4,833)	1,993
Tax effect	197	(29)	1,015	(678)
Pension liability adjustment	143	426	429	946
Tax effect	(30)	(144)	(90)	(321)
Total other comprehensive income (loss)	(625)	339	(3,479)	1,940
Comprehensive income (loss)	$(4,058)	$3,999	$3,091	$13,832

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	—	—	—	(3,479)	(3,479)
Conversion of Series B preferred shares to common shares	(7,004)	(6,480)	895,578	6,480	—	—	—	—
UCB acquisition	—	—	4,277,430	104,669	—	—	—	104,669
Stock-based compensation	—	—	23,581	365	—	—	—	365
Common stock dividends ($0.23 per share)	—	—	—	—	(2,404)	—	—	(2,404)
Preferred stock dividend	—	—	—	—	(794)	—	—	(794)
Balance, September 30, 2018	11,756	$10,878	15,395,064	$265,324	$35,302	$(17,235)	$(4,881)	$289,388

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash from operating activities	$19,488	$11,821
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	22,417	23,529
Purchases of securities, available-for-sale	(84,121)	(57,005)
Sale of securities available for sale	12,063	953
Purchases of other securities	—	(192)
Net loan originations	(52,807)	(86,678)
Proceeds from sale of other real estate owned properties	34	72
Proceeds from sale of premises and equipment	238	139
Acquisition, net of cash acquired	143,797	—
Premises and equipment purchases	(524)	(755)
Net cash provided by (used for) investing activities	41,097	(119,937)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(10,000)	(2,500)
Net change in short-term FHLB advances	83,200	10,750
Increase (decrease) in deposits	(103,112)	80,186
Decrease in securities sold under repurchase agreements	(3,240)	(13,777)
Net proceeds from common stock issuance	—	32,821
Cash payment for retirement of common stock	—	(4)
Common dividends paid	(2,404)	(1,726)
Preferred dividends paid	(794)	(935)
Net cash provided by (used for) financing activities	(36,350)	104,815
Increase (decrease) in cash and due from financial institutions	24,235	(3,301)
Cash and due from financial institutions at beginning of period	40,519	36,695
Cash and due from financial institutions at end of period	$64,754	$33,394
Cash paid during the period for:
Interest	$4,835	$2,753
Income taxes	1,600	4,300
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	78
Transfer of premises to held-for-sale	—	3
Transfer of loans held for sale to portfolio	85	419
Conversion of preferred shares to common shares	6,480	1,393
Securities purchased not settled	12,707	1,609
Acquisition of UCB
Consideration paid	$117,344
Noncash assets acquired:
Securities available for sale	43,214
Equity securities	212
Loans held for sale	492
Loans receivable	298,319
FHLB Stock	3,527
Accrued interest receivable	950
Premises and equipment, net	5,291
Goodwill	49,221
Core deposit intangible	7,518
Bank owned life insurance	17,193
Other assets	10,896
Total non cash assets acquired	436,833
Liabilities assumed:
Deposits	475,944
Other liabilities	17
Total liabilities assumed	475,961
Net noncash assets acquired	(39,128)
Cash acquired	156,472

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to its operations and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2018. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through September 30, 2018. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2018 and its results of operations and changes in cash flows for the periods ended September 30, 2018 and 2017 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2017 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $385,149, or 25.3% of total loans, as of September 30, 2018 and the other is to Lessors of Residential Buildings and Dwellings totaling $155,690, or 10.2% of total loans, as of September 30, 2018. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Change in Accounting Principal:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Company adopted ASU 2016-01 during the reporting period. The adoption resulted in the Company recognizing a one-time cumulative effect adjustment of $278 on January 1, 2018 between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet for the fair value of the equity securities included in accumulated other comprehensive loss as of the beginning of the period.  The adjustment had no impact on net income for any periods presented.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in Note 13 to the financial statements.  The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the September 30, 2018 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.  The fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.  Loans are considered a Level 3 classification.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of income. Adoption of ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s financial statements.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$29,069	$139	$(233)	$28,975
Obligations of states and political subdivisions	153,285	1,862	(1,277)	153,870
Mortgage-backed securities in government sponsored entities	135,764	316	(1,959)	134,121
Total debt securities	$318,118	$2,317	$(3,469)	$316,966

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,450	$100	$(192)	$30,358
Obligations of states and political subdivisions	114,002	4,226	(172)	118,056
Mortgage-backed securities in government sponsored entities	82,098	408	(690)	81,816
Total debt securities	$226,550	$4,734	$(1,054)	$230,230

The amortized cost and fair value of securities at September 30, 2018, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$15,294	$15,226
Due after one year through five years	16,910	16,856
Due after five years through ten years	30,844	31,729
Due after ten years	119,306	119,034
Mortgage-backed securities	135,764	134,121
Total securities available for sale	$318,118	$316,966

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sale proceeds	$12,063	$953	$12,063	$953
Gross realized gains	—	—	—	—
Gross realized losses	392	—	392	—
Gains (losses) from securities called or settled by the issuer	—	(9)	6	(9)

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $124,687 and $122,862 as of September 30, 2018 and December 31, 2017, respectively.

Securities with unrealized losses at September 30, 2018 and December 31, 2017 not recognized in income are as follows:

September 30, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$7,156	$(107)	$13,774	$(126)	$20,930	$(233)
Obligations of states and political subdivisions	58,768	(967)	7,374	(310)	66,142	(1,277)
Mortgage-backed securities in gov’t sponsored entities	59,325	(714)	33,218	(1,245)	92,543	(1,959)
Total temporarily impaired	$125,249	$(1,788)	$54,366	$(1,681)	$179,615	$(3,469)

December 31, 2017	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,449	$(100)	$6,617	$(92)	$27,066	$(192)
Obligations of states and political subdivisions	4,057	(41)	7,309	(131)	11,366	(172)
Mortgage-backed securities in gov’t sponsored entities	29,534	(195)	22,199	(495)	51,733	(690)
Total temporarily impaired	$54,040	$(336)	$36,125	$(718)	$90,165	$(1,054)

At September 30, 2018, there were 185 securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine-months ended September 30, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2018:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Net gains recognized on equity securities during the period	$27	$102
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains recognized in equity securities held at reporting date	$27	$102

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2018	December 31, 2017
Commercial & Agriculture	$169,686	$152,473
Commercial Real Estate- Owner Occupied	203,087	164,099
Commercial Real Estate- Non-Owner Occupied	499,240	425,623
Residential Real Estate	459,021	268,735
Real Estate Construction	126,288	97,531
Farm Real Estate	38,038	39,461
Consumer and Other	20,284	16,739
Total loans	1,515,644	1,164,661
Allowance for loan losses	(13,331)	(13,134)
Net loans	$1,502,313	$1,151,527

Included in total loans above are deferred loan fees of $258 at September 30, 2018 and $223 at December 31, 2017.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,331 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2018. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2018	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,562	$(248)	$168	$149	$1,631
Commercial Real Estate:
Owner Occupied	2,043	(193)	148	45	2,043
Non-Owner Occupied	5,307	(121)	23	236	5,445
Residential Real Estate	1,910	(74)	181	(218)	1,799
Real Estate Construction	834	—	—	147	981
Farm Real Estate	430	—	4	(41)	393
Consumer and Other	290	(148)	67	106	315
Unallocated	758	—	—	(34)	724
Total	$13,134	$(784)	$591	$390	$13,331

For the nine months ended September 30, 2018, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances and higher loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

Allowance for loan losses:

For the nine months ended September 30, 2017	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,018	$(11)	$134	$(530)	$1,611
Commercial Real Estate:
Owner Occupied	2,171	(301)	26	177	2,073
Non-Owner Occupied	4,606	(38)	42	663	5,273
Residential Real Estate	3,089	(312)	164	(462)	2,479
Real Estate Construction	420	—	32	215	667
Farm Real Estate	442	—	2	(20)	424
Consumer and Other	314	(135)	38	108	325
Unallocated	245	—	—	(151)	94
Total	$13,305	$(797)	$438	$—	$12,946

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2018	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,630	$—	$64	$(63)	$1,631
Commercial Real Estate:
Owner Occupied	2,161	—	18	(136)	2,043
Non-Owner Occupied	5,135	(76)	2	384	5,445
Residential Real Estate	1,691	(12)	88	32	1,799
Real Estate Construction	861	—	—	120	981
Farm Real Estate	410	—	1	(18)	393
Consumer and Other	300	(45)	34	26	315
Unallocated	679	—	—	45	724
Total	$12,867	$(133)	$207	$390	$13,331

For the three months ended September 30, 2018, the allowance for Commercial & Agriculture loans increased due to amounts recovered on previously charged off loans offset by a decrease in general reserves required for this type as a result of lower loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of lower loan balances and lower loss rates.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and higher loss rates.  The allowance for Residential Real Estate loans increased due to the net recoveries recorded during the quarter for this loan type. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2018 and December 31, 2017.

September 30, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,631	$1,631
Commercial Real Estate:
Owner Occupied	—	10	2,033	2,043
Non-Owner Occupied	—	—	5,445	5,445
Residential Real Estate	30	350	1,419	1,799
Real Estate Construction	—	—	981	981
Farm Real Estate	—	6	387	393
Consumer and Other	—	—	315	315
Unallocated	—	—	724	724
Total	$30	$366	$12,935	$13,331
Outstanding loan balances:
Commercial & Agriculture	$47	$390	$169,249	$169,686
Commercial Real Estate:
Owner Occupied	—	505	202,582	203,087
Non-Owner Occupied	—	36	499,204	499,240
Residential Real Estate	968	2,315	455,738	459,021
Real Estate Construction	—	—	126,288	126,288
Farm Real Estate	—	707	37,331	38,038
Consumer and Other	—	—	20,284	20,284
Total	$1,015	$3,953	$1,510,676	$1,515,644

December 31, 2017	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$82	$4	$1,476	$1,562
Commercial Real Estate:
Owner Occupied	—	6	2,037	2,043
Non-Owner Occupied	—	—	5,307	5,307
Residential Real Estate	44	109	1,757	1,910
Real Estate Construction	—	—	834	834
Farm Real Estate	—	6	424	430
Consumer and Other	—	—	290	290
Unallocated	—	—	758	758
Total	$126	$125	$12,883	$13,134
Outstanding loan balances:
Commercial & Agriculture	$87	$438	$151,948	$152,473
Commercial Real Estate:
Owner Occupied	—	1,010	163,089	164,099
Non-Owner Occupied	—	44	425,579	425,623
Residential Real Estate	128	1,360	267,247	268,735
Real Estate Construction	—	—	97,531	97,531
Farm Real Estate	—	608	38,853	39,461
Consumer and Other	—	—	16,739	16,739
Total	$215	$3,460	$1,160,986	$1,164,661

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned grades as of September 30, 2018 and December 31, 2017. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$165,691	$1,999	$1,996	$—	$169,686
Commercial Real Estate:
Owner Occupied	194,192	3,458	5,437	—	203,087
Non-Owner Occupied	496,495	1,860	885	—	499,240
Residential Real Estate	67,053	598	8,110	—	75,761
Real Estate Construction	115,419	13	43	—	115,475
Farm Real Estate	31,758	3,731	2,549	—	38,038
Consumer and Other	1,254	—	29	—	1,283
Total	$1,071,862	$11,659	$19,049	$—	$1,102,570

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$140,842	$8,412	$3,219	$—	$152,473
Commercial Real Estate:
Owner Occupied	155,756	1,166	7,177	—	164,099
Non-Owner Occupied	422,363	2,321	939	—	425,623
Residential Real Estate	62,628	1,997	5,873	—	70,498
Real Estate Construction	91,545	15	27	—	91,587
Farm Real Estate	25,228	11,236	2,997	—	39,461
Consumer and Other	1,312	—	70	—	1,382
Total	$899,674	$25,147	$20,302	$—	$945,123

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2018 and December 31, 2017 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$383,260	$10,813	$18,986	$413,059
Nonperforming	—	—	15	15
Total	$383,260	$10,813	$19,001	$413,074

December 31, 2017	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$198,237	$5,944	$15,341	$219,522
Nonperforming	—	—	16	16
Total	$198,237	$5,944	$15,357	$219,538

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2018 and December 31, 2017.

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$152	$—	$285	$437	$169,202	$47	$169,686	$—
Commercial Real Estate:
Owner Occupied	327	159	506	992	202,095	—	203,087	—
Non-Owner Occupied	293	—	68	361	498,879	—	499,240	—
Residential Real Estate	681	728	902	2,311	455,742	968	459,021	—
Real Estate Construction	—	—	39	39	126,249	—	126,288	—
Farm Real Estate	17	75	149	241	37,797	—	38,038	—
Consumer and Other	101	30	15	146	20,138	—	20,284	15
Total	$1,571	$992	$1,964	$4,527	$1,510,102	$1,015	$1,515,644	$15

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$575	$2	$685	$1,262	$151,124	$87	$152,473	$—
Commercial Real Estate:
Owner Occupied	897	104	484	1,485	162,614	—	164,099	—
Non-Owner Occupied	133	—	470	603	425,020	—	425,623	—
Residential Real Estate	1,613	229	785	2,627	265,980	128	268,735	—
Real Estate Construction	—	—	27	27	97,504	—	97,531	—
Farm Real Estate	27	—	186	213	39,248	—	39,461	—
Consumer and Other	92	96	16	204	16,535	—	16,739	16
Total	$3,337	$431	$2,653	$6,421	$1,158,025	$215	$1,164,661	$16

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial & Agriculture	$285	$887
Commercial Real Estate:
Owner Occupied	891	1,476
Non-Owner Occupied	159	711
Residential Real Estate	3,945	2,778
Real Estate Construction	43	27
Farm Real Estate	334	186
Consumer and Other	27	67
Total	$5,684	$6,132

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2018, TDRs accounted for $171 of the allowance for loan losses. As of December 31, 2017, TDRs accounted for $169 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the periods ended September 30, 2018 and September 30, 2017 were as follows:

	For the Nine-Month Period Ended
	September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	23	23
Real Estate Construction	—	—	—
Farm Real Estate	1	110	110
Consumer and Other	—	—	—
Total Loan Modifications	2	$133	$133

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the Nine-Month Period Ended
September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	13	13
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	1	$13	$13

	For the three months ended
	September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	1	23	23
Real Estate Construction	—	—	—
Farm Real Estate	1	110	110
Consumer and Other	—	—	—
Total Loan Modifications	2	$133	$133

For the three months ended
September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	—	—	—
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	—	$—	$—

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During both the three- and nine-month periods ended September 30, 2018 and September 30, 2017, there were no defaults on loans that were modified and considered TDRs during the respective twelve previous months.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$390	$390		$—	$—
Commercial Real Estate:
Owner Occupied	198	198		693	913
Non-Owner Occupied	36	39		44	48
Residential Real Estate	1,220	1,292		977	1,049
Farm Real Estate	257	257		148	148
Total	2,101	2,176		1,862	2,158
With an allowance recorded:
Commercial & Agriculture	—	—	$—	438	438	$4
Commercial Real Estate:
Owner Occupied	307	307	10	317	317	6
Residential Real Estate	1,095	1,099	350	383	387	109
Farm Real Estate	450	450	6	460	460	6
Total	1,852	1,856	366	1,598	1,602	125
Total:
Commercial & Agriculture	390	390	—	438	438	4
Commercial Real Estate:
Owner Occupied	505	505	10	1,010	1,230	6
Non-Owner Occupied	36	39	—	44	48	—
Residential Real Estate	2,315	2,391	350	1,360	1,436	109
Farm Real Estate	707	707	6	608	608	6
Total	$3,953	$4,032	$366	$3,460	$3,760	$125

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and nine-month periods ended September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
For the nine months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$704	$19	$1,609	$27
Commercial Real Estate—Owner Occupied	641	26	1,632	66
Commercial Real Estate—Non-Owner Occupied	41	4	280	5
Residential Real Estate	1,580	51	1,554	56
Farm Real Estate	721	22	614	21
Total	$3,687	$122	$5,689	$175

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2018		September 30, 2017
For the three months ended:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$675	$6	$1,366	$7
Commercial Real Estate—Owner Occupied	511	9	1,377	18
Commercial Real Estate—Non-Owner Occupied	38	1	202	2
Residential Real Estate	1,811	17	1,437	17
Farm Real Estate	742	7	614	8
Total	$3,777	$40	$4,996	$52

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Nine-Month Period Ended September 30, 2018	For the Nine-Month Period Ended September 30, 2017
	(In Thousands)	(In Thousands)
Balance at beginning of period	$15	$49
Acquisition of PCI loans	334	—
Accretion	(11)	(27)
Balance at end of period	$338	$22

	For the Three-Month Period Ended September 30, 2018	For the Three-Month Period Ended September 30, 2017
	(In Thousands)	(In Thousands)
Balance at beginning of period	$6	$31
Acquisition of PCI loans	334	—
Accretion	(2)	(9)
Balance at end of period	$338	$22

Loans acquired with credit deterioration of $878 and accounted for in accordance with ASC 310-30 were individually evaluated to estimate credit losses and a net recovery amount for each loan.  The net cash flows for each loan were then discounted to present value using a risk-adjusted market rate.  The table below presents the components of the purchase accounting adjustments.

September 14, 2018
(In Thousands)
Contractually required payments	$2,353
Non-accretable discount	(1,141)
Expected cash flows	1,212
Accretable discount	(334)
Estimated fair value	$878

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2018	At December 31, 2017
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$1,898	$775
Carrying amount	1,015	215

There has been $30 and $126 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2018 and December 31, 2017, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2018 and December 31, 2017, a total of $0 and $16, respectively of foreclosed assets were included in other assets. As of September 30, 2018 and December 31, 2017, the Company had initiated formal foreclosure procedures on $286 and $239, respectively, of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2018(a)			September 30, 2017(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$3,185	$(4,309)	$(1,124)	$2,008	$(4,345)	$(2,337)
Other comprehensive income before reclassifications	(4,123)	—	(4,123)	1,309	—	1,309
Amounts reclassified from accumulated other comprehensive loss	305	339	644	6	625	631
Net current-period other comprehensive income	(3,818)	339	(3,479)	1,315	625	1,940
Reclassification of equity securities from accumulated other comprehensive loss	(278)	—	(278)	—	—	—
Ending balance	$(911)	$(3,970)	$(4,881)	$3,323	$(3,720)	$(397)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Loss Components	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$(386)	$(9)	Net loss on securities available for sale
Tax effect	81	3	Income tax expense
	(305)	(6)	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(429)	(946)	Salaries, wages and benefits
Tax effect	90	321	Income tax expense
	(339)	(625)	Net of tax
Total reclassifications for the period	$(644)	$(631)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2018(a)			September 30, 2017(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$(173)	$(4,083)	$(4,256)	$3,266	$(4,002)	$(736)
Other comprehensive income before reclassifications	(1,048)	—	(1,048)	51	—	51
Amounts reclassified from accumulated other comprehensive loss	310	113	423	6	282	288
Net current-period other comprehensive income	(738)	113	(625)	57	282	339
Ending balance	$(911)	$(3,970)	$(4,881)	$3,323	$(3,720)	$(397)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Loss Components	For the Three months ended September 30, 2018	For the Three months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$(392)	$(9)	Net loss on securities available for sale
Tax effect	82	3	Income tax expense
	(310)	(6)	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(143)	(426)	Other operating expenses
Tax effect	30	144	Income tax expense
	(113)	(282)	Net of tax
Total reclassifications for the period	$(423)	$(288)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill has increased $49,221 since December 31, 2017 as a result of the UCB acquisition, discussed in Note 17.  The balance of goodwill was $76,316 at September 30, 2018 and $27,095 at December 31, 2017. Goodwill is not amortized, however, management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2017 and concluded that the Company’s goodwill was not impaired at December 31, 2017.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The increase in the gross carrying amount of core deposit intangibles relates to the UCB acquisition. Acquired intangible assets, other than goodwill, as of September 30, 2018 and December 31, 2017 were as follows:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$2,065	$386	$1,679	$1,065	$322	$743
Core deposit intangibles	14,792	6,823	7,969	7,274	6,738	536
Total amortized intangible assets	$16,857	$7,209	$9,648	$8,339	$7,060	$1,279

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $26, $158, $85 and $483 for the three and nine-months ended September 30, 2018 and 2017, respectively.

Aggregate mortgage servicing rights amortization was $22, $23, $65 and $51 for the three and nine-months ended September 30, 2018 and 2017, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2018	$22	$281	$303
2019	88	945	1,033
2020	88	914	1,002
2021	87	891	978
2022	87	868	955
Thereafter	1,307	4,070	5,377
	$1,679	$7,969	$9,648

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At September 30, 2018		At December 31, 2017
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$140,100	$—	$56,900
Maximum indebtedness	—	225,300	20,000	115,050
Average balance	—	101,010	119	38,825
Average rate paid	—	1.94%	1.68%	1.12%
Interest rate on balance	—	2.21%	—	1.42%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2018 and December 31, 2017.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2018 and December 31, 2017. All of the repurchase agreements are overnight agreements.

	September 30, 2018	December 31, 2017
Securities pledged for repurchase agreements:
U.S. Treasury securities	$862	$874
Obligations of U.S. government agencies	17,653	20,881
Total securities pledged	$18,515	$21,755
Gross amount of recognized liabilities for repurchase agreements	$18,515	$21,755
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic
Net income (loss)	$(3,433)	$3,660	$6,570	$11,892
Preferred stock dividends	192	308	794	935
Net income (loss) available to common shareholders—basic	$(3,625)	$3,352	$5,776	$10,957
Weighted average common shares outstanding—basic	11,627,093	10,170,734	10,775,577	9,815,118
Basic earnings (loss) per common share	$(0.31)	$0.33	$0.54	$1.12
Diluted
Net income (loss) available to common shareholders—basic	$(3,625)	$3,352	$5,776	$10,957
Preferred stock dividends	192	308	794	935
Net income (loss) available to common shareholders—diluted	$(3,433)	$3,660	$6,570	$11,892
Weighted average common shares outstanding for basic earnings per common share	11,627,093	10,170,734	10,775,577	9,815,118
Add: Dilutive effects of convertible preferred shares	1,643,980	2,426,565	2,054,825	2,455,008
Average shares and dilutive potential common shares outstanding—diluted	13,271,073	12,597,299	12,830,402	12,270,126
Diluted earnings (loss) per common share	$(0.31)	$0.29	$0.51	$0.97

For the three- and nine-month period ended September 30, 2018 there were 1,643,980 and 2,054,825 dilutive shares related to the Company’s convertible preferred stock.  For the three- and nine-month period ended September 30, 2017 there were 2,426,565 and 2,455,008 dilutive shares related to the Company’s convertible preferred stock.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2018 and December 31, 2017:

	Contract Amount
	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,068	$327,453	$4,982	$286,925
Overdraft protection	2	37,614	7	33,353
Letters of credit	624	2,396	624	2,637
	$10,694	$367,463	$5,613	$322,915

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.88% to 8.00% at September 30, 2018 and from 2.88% to 10.25% at December 31, 2017. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $3,283 on September 30, 2018 and $4,112 on December 31, 2017.

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

Net periodic pension benefit was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	125	171	375	509
Expected return on plan assets	(273)	(283)	(819)	(844)
Other components	143	426	429	946
Net periodic pension benefit	$(5)	$314	$(15)	$611

The Company does not expect to make any contribution to its pension plan in 2018. The Company contributed $2,000 in 2017.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 268,628 shares available for future grants under this plan at September 30, 2018.

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

Finally, on September 25, 2018, newly appointed directors of the Company’s banking subsidiary, Civista, were paid a retainer on the form of non-restricted common shares of the Company.  The aggregate of 867 common shares were issued for their service on the Civista Board of Directors covering the period up to the 2019 Annual Meeting.  This issuance was expensed in its entirety when the shares were issued in the amount of $21.

No options had been granted under the 2014 Incentive Plan as of September 30, 2018 and 2017.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the status of the Company’s restricted shares and changes therein for the three- and nine-month periods ended September 30, 2018:

	Three months ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	40,692	$19.11	42,138	$15.60
Granted	—	—	16,510	22.51
Vested	—	—	(17,956)	14.01
Forfeited	—	—	—	—
Nonvested at end of period	40,692	$19.11	40,692	$19.11

The following is a summary of the status of the Company’s awarded restricted shares as of September 30, 2018:

At September 30, 2018
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	6,160	$48	2.25
March 11, 2016	5,256	8	0.25
March 20, 2017	7,814	67	1.25
March 20, 2017	4,952	85	3.25
April 10, 2018	8,294	125	2.25
April 10, 2018	8,216	153	4.25
	40,692	$486	2.33

During the three months ended September 30, 2018, the Company recorded $71 of share-based compensation expense and $21 of director retainer fees for shares granted under the 2014 Incentive Plan. During the nine months ended September 30, 2018, the Company recorded $200 of share-based compensation expense and $165 of director retainer fees for shares granted under the 2014 Incentive Plan. At September 30, 2018, the total compensation cost related to unvested awards not yet recognized is $486, which is expected to be recognized over the weighted average remaining life of the grants of 2.33 years.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at September 30, 2018 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$28,975	$—
Obligations of states and political subdivisions	—	153,870	—
Mortgage-backed securities in government sponsored entities	—	134,121	—
Total securities available for sale	—	316,966	—
Equity securities in financial institutions	—	1,146	—
Swap asset	—	2,059	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	2,059	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$2,685

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2018	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,685	Appraisal of collateral	Appraisal adjustments	10% - 100%	26%
			Liquidation expense	0% - 10%	9%
			Holding period	0 - 30 months	20 months

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2018 are as follows:

September 30, 2018	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$64,754	$64,754	$64,754	$—	$—
Other securities	17,774	17,774	17,774	—	—
Loans, held for sale	4,025	4,025	4,025	—	—
Loans, net of allowance	1,502,313	1,495,951	—	—	1,495,951
Bank owned life insurance	42,750	42,750	42,750	—	—
Accrued interest receivable	6,878	6,878	6,878	—	—
Financial Liabilities:
Nonmaturing deposits	1,300,365	1,300,365	1,300,365	—	—
Time deposits	277,390	278,680	—	—	278,680
Short-term FHLB advances	140,100	140,100	140,100	—	—
Long-term FHLB advances	5,000	4,985	—	—	4,985
Securities sold under agreement to repurchase	18,515	18,515	18,515	—	—
Subordinated debentures	29,427	32,016	—	—	32,016
Accrued interest payable	184	184	184	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2017 are as follows:

December 31, 2017	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$40,519	$40,519	$40,519	$—	$—
Loans, held for sale	2,197	2,197	2,197	—	—
Loans, net of allowance	1,151,527	1,146,969	—	—	1,146,969
Other securities	14,247	14,247	14,247	—	—
Bank owned life insurance	25,125	25,125	25,125	—	—
Accrued interest receivable	4,488	4,488	4,488	—	—
Financial Liabilities:
Nonmaturing deposits	981,021	981,021	981,021	—	—
Time deposits	223,902	223,626	—	—	223,626
Short-term FHLB advances	56,900	56,900	56,900	—	—
Long-term FHLB advances	15,000	14,964	—	—	14,964
Securities sold under agreement to repurchase	21,755	21,755	21,755	—	—
Subordinated debentures	29,427	31,052	—	—	31,052
Accrued interest payable	410	410	410	—	—

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loans, net of allowance: Fair values for loans, other than impaired, are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans has been estimated by discounting expected future cash flows of the underlying portfolios. The discount rates used in these calculations are generally derived from the treasury yield curve and are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate inherent in the loan. The estimated maturity is based on the Company’s historical experience with repayments for each loan classification. Changes in these significant unobservable inputs used in discounted cash flow analysis, such as the discount rate or prepayment speeds, could lead to changes in the underlying fair value.

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of September 30, 2018.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$95,211	5.29%	$55	Monthly
Derivative Liabilities	(95,211)	-5.29%	(55)	Monthly
Net Exposure	$—		$—

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

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $4,197 and $3,204, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $3,129 and $4,510 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $388 and $247, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $633 and $414, respectively.  During the three months ended September 30, 2018 and 2017, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $130 and $82, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $207 and $138, respectively. During the three and nine months ended September 30, 2018 and 2017, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges	$1,219	$1,177	$3,712	$3,609
ATM/Interchange fees	622	567	1,764	1,643
Wealth management fees	873	787	2,561	2,233
Tax refund processing fees	—	—	2,750	2,750
Other	203	192	650	560
Noninterest Income (in-scope of Topic 606)	2,917	2,723	11,437	10,795
Noninterest Income (out-of-scope of Topic 606)	371	742	1,856	1,909
Total Noninterest Income	$3,288	$3,465	$13,293	$12,704

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

(17) Merger

On September 14, 2018, CBI completed the acquisition by merger of United Community Bancorp (“UCB”) in a stock and cash transaction for aggregate consideration of approximately $117,344.  As a result of the acquisition, the Company issued 4,277,430 common shares and paid approximately $12,675 in cash to the former shareholders of UCB. The Company and UCB had first announced that they had entered into an agreement to merge in March of 2018.  Immediately following the merger, UCB’s banking subsidiary, United Community Bank, was merged into CBI’s banking subsidiary, Civista Bank.

The assets and liabilities of UCB were recorded on CBI’s Balance Sheet at their preliminary estimated fair values as of September 14, 2018, the acquisition date, and UCB’s results of operations have been included in CBI’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from UCB on September 14, 2018 represent preliminary estimates. Based on a preliminary purchase price allocation, CBI recorded $49,221 in goodwill and $7,518 in core deposit intangibles, representing the principal change in goodwill and intangibles from December 31, 2017.

At the time of the merger, UCB had total assets of $538,875, including $298,319 in loans, and $481,832 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of UCB have been included in the Company’s Consolidated Financial Statements since the close of business on September 14, 2018.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of core deposit intangible which is being amortized over the estimated useful life.  The gross carrying amount of the core deposit intangible at September 30, 2018 was $7,518.

As of September 30, 2018, the current year and estimated future amortization expense for the core deposit intangible is as follows:

Core deposit intangibles
2018	$255
2019	857
2020	842
2021	823
2022	800
Thereafter	3,941
$7,518

The following table presents financial information for the former UCB included in the Consolidated Statements of Income from the date of acquisition through September 30, 2018.

Actual From Acquisition Date Through September 30, 2018
(in thousands)
Net interest income after provision for loan losses	$432
Noninterest income	7
Net income	298

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents pro forma information for the nine- and three-month periods ended September 30, 2018 and 2017 as if the acquisition of UCB had occurred on January 1, 2017.  This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	Pro Formas		Pro Formas
	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Net interest income after provision for loan losses	$54,340	$50,809	$17,236	$17,378
Noninterest income	13,493	16,015	1,158	4,565
Net income	5,895	14,679	(5,708)	4,522
Pro forma earnings per share:
Basic	$0.47	$1.40	$(0.51)	$0.41
Diluted	$0.46	$1.20	$(0.51)	$0.36

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for UCB.  Core deposit intangibles will be amortized over periods of between ten years using an accelerated method.  Goodwill will not be amortized, but instead will be evaluated for impairment. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below.

Consideration paid		$117,344

Net assets acquired:
Cash and due from financial institutions	$156,472
Securities available for sale	43,214
Equity securities	212
Loans held for sale	492
Loans, net	298,319
Other securities	3,527
Premises and equipment	5,291
Accrued interest receivable	950
Core deposit intangible	7,518
Bank owned life insurance	17,193
Other assets	10,896
Noninterest-bearing deposits	(226,795)
Interest-bearing deposits	(249,149)
Other liabilities	(17)
		68,123
Goodwill resulting from UCB merger		$49,221

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Cash:  The Company acquired $156.5 million in cash, which management deemed to reflect fair value based on the short term nature of the asset.

Loans:  The Company acquired $298.3 million in loans receivable with and without evidence of credit quality deterioration.  The loans consisted of commercial loans, commercial real estate loans, and residential mortgage loans which included home equity secured lines of credit, real estate construction and consumer and other loans.  The fair value of the performing loan portfolio includes separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields.  Additionally, certain loans were valued based on their observable sales price.  Loans acquired with credit deterioration of $1,210 were individually evaluated to estimate credit losses and a net recovery amount for each loan.  The net cash flows for each loan was then discounted to present value using a risk-adjusted market rate.

Deposits:  The Company acquired $475.9 million in deposits.  Savings and transaction accounts are variable, have no stated maturity and can be withdrawn on short notice with no penalty.  Therefore, the fair value of such deposits is considered equal to the carrying value.  The fair value of CD’s consists of comparing the contractual cost of the CD’s to the market rates with corresponding maturities.  The valuation adjustment reflects the present value of the difference between the cash flows attributable to the CD’s based on contractual and market rates.  The core deposit intangible is determined by the present value difference of the net cost of the core deposit versus the same amount for an alternative funding source.

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

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2018 compared to December 31, 2017, and the consolidated results of operations for the three- and nine-month period ended September 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Company at September 30, 2018 were $2,085,385 compared to $1,525,857 at December 31, 2017, an increase of $559,528, or 36.7%. The increase in total assets was due to the Company’s acquisition by merger of United Community Bancorp (“UCB”) effective September 14, 2018 and increases in securities available for sale, loans held for sale, loans and other assets. Total liabilities at September 30, 2018 were $1,796,147 compared to $1,341,396 at December 31, 2017, an increase of $454,751, or 33.9%. The increase in total liabilities was mainly attributable to an increase in total deposits, FHLB advances and accrued expenses and other liabilities.

Loans outstanding as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Commercial & Agriculture	$169,686	$152,473
Commercial Real Estate—Owner Occupied	203,087	164,099
Commercial Real Estate—Non-Owner Occupied	499,240	425,623
Residential Real Estate	459,021	268,735
Real Estate Construction	126,288	97,531
Farm Real Estate	38,038	39,461
Consumer and Other	20,284	16,739
Total loans	1,515,644	1,164,661
Allowance for loan losses	(13,331)	(13,134)
Net loans	$1,502,313	$1,151,527

Net loans have increased $350,786 or 30.5% since December 31, 2017. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction and Consumer and Other loan portfolios increased $17,213, $38,988, $73,617, $190,286, $28,757 and $3,545, respectively since December 31, 2017, while the Farm Real Estate loan portfolio decreased $1,423 since December 31, 2017.  Loans acquired as part of the UCB acquisition for Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios totaled $14,362, $36,945, $52,460, $176,204, $11,360, $1,813 and $5,175, respectively.  At September 30, 2018, the net loan to deposit ratio was 95.2% compared to 95.6% at December 31, 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans held for sale have increased $1,828 or 83.2% since December 31, 2017, due to originations and sales volumes during the first nine months of 2018.  In addition, $492 in loans held for sale were acquired in the UCB acquisition.

During the first nine months of 2018, $390 was placed into the allowance for loan losses from earnings, compared to no provision in 2017. Net charge-offs for the first nine months of 2018 totaled $193, compared to net charge offs of $359 in the first nine months of 2017. For the first nine months of 2018, the Company charged off a total of 40 loans. Twelve Real Estate Mortgage loans totaling $74, eight Commercial and Agriculture loans totaling $248, one Commercial Real Estate – Owner Occupied loans totaling $193, two Commercial Real Estate – Non-Owner Occupied loans totaling $121 and seventeen Consumer and Other loans totaling $148 were charged off in the first nine months of the year. In addition, during the first nine months of 2018, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $168, Commercial Real Estate – Owner Occupied loans of $148, Commercial Real Estate – Non-Owner Occupied loans of $23, Real Estate Mortgage loans of $181, Farm Real Estate loans of $4 and Consumer and Other loans of $67. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $449 since December 31, 2017, which was due to a decrease in loans on nonaccrual status of $448 and a decrease in loans past due 90 days and accruing of $1. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. In addition, loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 0.88% at September 30, 2018 and 1.13% at December 31, 2017.

The available for sale security portfolio increased by $86,736, from $230,230 at December 31, 2017 to $316,966 at September 30, 2018. Securities acquired as part of the acquisition of UCB totaled $43,214, and excess cash from the acquisition was also used to purchase additional securities.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2018, the Company was in compliance with all pledging requirements.

Premises and equipment, net, have increased $4,907 from December 31, 2017 to September 30, 2018. The increase is the result of new purchases of $524, offset by depreciation of $908.  In addition, the Company sold certain premises and equipment held for sale during the first nine months ended September 30, 2018.  Proceeds from the sale totaled $238, resulting in a gain on the sale of $33.  Premises and equipment, net acquired from the merger with UCB totaled $5,291.

Goodwill increased by $49,221, from $27,095 at December 31, 2017 to $76,316 at September 30, 2018.  The increase is due to the goodwill created from the merger with UCB.  Other intangible assets increased $8,369 from year-end 2017.  The increase includes $7,518 of core deposit intangibles and $894 of mortgage servicing rights from the merger with UCB.

Bank owned life insurance (BOLI) increased $17,625 from December 31, 2017 to September 30, 2018. BOLI acquired from the merger with UCB totaled $17,193. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $9,740 from December 31, 2017 to September 30, 2018.  The increase is the result of increases in the market value of swap assets, additional investments in low income housing and the change in deferred tax assets.  In addition, other assets were acquired in the merger with UCB.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Noninterest-bearing demand	$466,527	$361,964
Interest-bearing demand	261,248	183,680
Savings and money market	582,172	435,377
Time deposits	267,808	223,902
Total Deposits	$1,577,755	$1,204,923

Total deposits at September 30, 2018 increased $372,832 from year-end 2017. Noninterest-bearing deposits increased $104,563 from year-end 2017, while interest-bearing deposits, including savings and time deposits, increased $268,269 from December 31, 2017. The increase in noninterest-bearing deposits was primarily due to the acquisition of UCB, which added noninterest-bearing deposits of $112,787. The interest-bearing deposit increase was mainly due to the acquisition of UCB, which contributed interest-bearing deposits totaling $363,157. The year-to-date average balance of total deposits increased $14,934 compared to the average balance of the same period in 2017 due to increases in savings and money market accounts and interest-bearing demand accounts, offset by decreases in demand deposit accounts and time deposits accounts.

FHLB advances increased $73,200 from December 31, 2017 to September 30, 2018. The increase is due to an increase in overnight funds of $83,200. In addition, on February 15, 2018, an FHLB advance in the amount of $10,000 matured. This advance had terms of forty-two months with a fixed rate of 1.5%. The advance was not replaced. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $3,240 from December 31, 2017 to September 30, 2018.

Accrued expenses and other liabilities increased $11,959 from December 31, 2017 to September 30, 2018.  The increase is primarily the result of security purchases that will settle in October.

Shareholders’ equity at September 30, 2018 was $289,388, or 13.9% of total assets, compared to $184,461, or 12.1% of total assets, at December 31, 2017. The primary reason for the increase was the issuance of common shares as part of the consideration in the acquisition of UCB, which added $104,669 to shareholders’ equity.  In addition, the increase in shareholders’ equity included net income of $6,570, a decrease in the Company’s pension liability, net of tax, of $339, a decrease in the fair value of securities available for sale, net of tax, of $3,818 and offset by dividends on preferred shares and common shares of $794 and $2,404, respectively. Total outstanding common shares at September 30, 2018 were 15,395,064. Total outstanding common shares at December 31, 2017 were 10,198,475. Common shares outstanding increased as the result of the conversion of 7,004 shares of the Company’s previously issued preferred shares into 895,578 common shares and the grant of 16,510 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, the issuance of 7,071 common shares to Civista directors as a retainer payment for service on the Civista Board of Directors, and the issuance of 4,277,430 common shares to former shareholders of UCB in connection with the acquisition of UCB effective September 14, 2018.

Results of Operations

Nine Months Ended September 30, 2018 and 2017

The Company had net income of $6,570 for the nine months ended September 30, 2018, a decrease of $5,322 from net income of $11,892 for the same nine months of 2017. Basic earnings per common share were $0.54 for the period ended September 30, 2018, compared to $1.12 for the same period in 2017. Diluted earnings per common share were $0.51 for the period ended September 30, 2018, compared to $0.97 for the same period in 2017. The primary reasons for the changes in net income are acquisition and integration expenses related to the merger with UCB.  Acquisition and integration expenses totaled $11,952 for the nine months ended September 30, 2018.  Changes in net income are explained below.

Net interest income for the nine months ended September 30, 2018 was $45,362, an increase of $5,423 from $39,939 in the same nine months of 2017. Total interest income for the nine months ended September 30, 2018 was $49,970, an increase of $7,215 from $42,755 in the same nine months of 2017. Average earning assets increased 6.1% during the nine months ended September 30, 2018 as compared to the same period in 2017. Average loans and non-taxable securities for the first nine months of 2018 increased 8.6% and 19.4%, respectively, compared to the first nine months of last year. The increases were offset by a decrease in interest-bearing deposits in other banks, which was mainly due to our tax refund processing program. The timing of cash inflows and outflows leads to large, but temporary, fluctuations in cash on deposit. The yield on the loan portfolio increased 36 basis points for the first nine months of 2018 compared to the first nine months of last year. The yield on earning assets increased 35 basis points for the first nine months of 2018 compared to the first nine months of last year. Total interest expense for the nine

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

months ended September 30, 2018 was $4,608, an increase of $1,792 from $2,816 in the same nine months of 2017. Average time deposits for the first nine months of 2018 decreased 10.0%, while average demand and savings accounts increased 7.9% compared to the first nine months of 2017.  Interest expense on demand and savings accounts, time deposits, FHLB borrowings and trust preferred securities increased $406, $154, $1,026 and $209, respectively, in the first nine months of 2018 compared to the same period in 2017.  The interest rate paid on FHLB borrowings during the first nine months of 2018 increased 68 basis points as compared to the same period in 2017, while the average balance increased 89.2%.  The interest rate paid on trust preferred securities during the first nine months of 2018 increased 95 basis points as compared to the same period in 2017. The Company’s net interest margin for the nine months ended September 30, 2018 was 4.14% compared to 3.93% for the period ended September 30, 2017.

The following table presents the condensed average balance sheets for the nine months ended September 30, 2018 and 2017.  The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans.  The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income in 2018 and a 35% tax rate for tax-exempt interest income in 2017. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2018			2017
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,188,093	$43,615	4.91%	$1,094,401	$37,211	4.55%
Taxable securities	144,036	3,069	2.83%	144,379	2,764	2.59%
Tax-exempt securities	103,540	2,672	4.42%	86,713	2,307	5.65%
Interest-bearing deposits in other banks	53,566	614	1.53%	78,576	473	0.80%
Total interest-earning assets	$1,489,235	$49,970	4.55%	$1,404,069	$42,755	4.20%
Noninterest-earning assets:
Cash and due from financial institutions	49,330			53,487
Premises and equipment, net	17,836			18,084
Accrued interest receivable	4,947			4,446
Intangible assets	31,918			28,682
Other assets	14,539			10,164
Bank owned life insurance	26,327			24,747
Less allowance for loan losses	(13,127)			(13,156)
Total Assets	$1,621,005			$1,530,523
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$628,610	$819	0.17%	$582,716	$413	0.09%
Time	163,660	1,241	1.01%	181,931	1,087	0.80%
FHLB	108,239	1,560	1.93%	57,195	534	1.25%
Federal funds purchased	—	—	0.00%	156	2	1.71%
Subordinated debentures	29,427	975	4.43%	29,427	766	3.48%
Repurchase Agreements	17,871	13	0.10%	18,597	14	0.10%
Total interest-bearing liabilities	$947,807	$4,608	0.65%	$870,022	$2,816	0.43%
Noninterest-bearing deposits	465,448			478,137
Other liabilities	14,889			12,881
Shareholders’ Equity	192,861			169,483
Total Liabilities and Shareholders’ Equity	$1,621,005			$1,530,523
Net interest income and interest rate spread		$45,362	3.90%		$39,939	3.77%
Net interest margin			4.14%			3.93%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense.  The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2018 and 2017.  The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,317	$3,087	$6,404
Taxable securities	44	261	305
Tax-exempt securities	482	(117)	365
Interest-bearing deposits in other banks	(186)	327	141
Total interest income	$3,657	$3,558	$7,215
Interest expense:
Demand and savings	$35	$371	$406
Time	(117)	271	154
FHLB	638	388	1,026
Federal funds purchased	(2)	—	(2)
Subordinated debentures	—	209	209
Repurchase agreements	(1)	—	(1)
Total interest expense	$553	$1,239	$1,792
Net interest income	$3,104	$2,319	$5,423

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $390 for the nine months ended September 30, 2018.  No provision for loan losses was recorded during the nine months ended September 30, 2017.

Noninterest income for the nine-month periods ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017
Service charges	$3,712	$3,609
Net loss on sale of securities	(386)	(9)
Net gain on equity securities	102	—
Net gain on sale of loans	1,235	1,207
ATM/Interchange fees	1,764	1,643
Wealth management fees	2,561	2,233
Bank owned life insurance	432	429
Tax refund processing fees	2,750	2,750
Other	1,123	842
Total noninterest income	$13,293	$12,704

Noninterest income for the nine months ended September 30, 2018 was $13,293, an increase of $589 or 4.6% from $12,704 for the same period of 2017.  The primary reasons for the increase follow.

Service charge fee income for the period ended September 30, 2018 was $3,712, up $103 or 2.9% over the same period of 2017.  The increase is primarily due to a change in the business account earnings credits, along with an increase in overdraft charges.

Net loss on the sale of securities increased $377 during the first nine months of 2018 compared to the same period of 2017.  Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company

Gain on sale of loans increased $28 during the first nine months of 2018 compared to the same period of 2017.  The volume of loans sold during the first nine months of 2018 was $57,854, up $4,763 or 9.0% as compared to the same period in 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Wealth management fee income increased $328 or 14.7% during the first nine months of 2018 compared to the same period in 2017.  The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2017.

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors.  The third-party vendors pay us a fee for processing the payments.  Tax refund processing fees were $2,750 during the first nine months of 2018 and 2017.  This fee income is seasonal in nature, the majority of which is received in the first quarter of the year.

Other income increased $281 during the first nine months of 2018 compared to the same period of 2017. The increase is mainly due to increases in swap related income and deluxe income during the first nine months of 2018 as compared to the same period in 2017.

Noninterest expense for the nine-month periods ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017
Compensation expense	$26,812	$21,313
Net occupancy expense	2,375	2,002
Equipment expense	1,069	1,097
Contracted data processing	6,237	1,174
FDIC assessment	388	414
State franchise tax	1,031	767
Professional services	4,233	1,718
Amortization of intangible assets	85	483
ATM expense	712	700
Marketing	988	768
Other	6,358	5,781
Total noninterest expense	$50,288	$36,217

Noninterest expense for the nine months ended September 30, 2018 was $50,288, an increase of $14,071, from $36,217 reported for the same period of 2017.  The primary reasons for the increase follow.

Compensation expenses were $26,812, up $5,499 or 25.8% as compared to the same period of 2017. The increase is mainly due to merger related expenses of $4,239 paid in the acquisition of UCB during the first nine months of 2018.  The remaining increases are due to an increase in payroll and payroll related expenses due to annual pay increases, commission based costs and employee insurance costs, as compared to the same period of 2017.

Net occupancy expense increased $373, or 18.6% from the same period of 2017.  The year-over-year increase was attributable to an increase in miscellaneous building repairs and increased janitorial services.  In addition, ground maintenance increased due to the extended cold weather in our region during the first part of the year.

Contracted data processing expenses increased $5,063, or 431.3% from the same period of 2017. The increase is due to $5,255 of UCB merger expenses related to the conversion of UCB’s core system data to the Company’s core system during the third quarter of 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

State franchise taxes were $1,031, up $264 or 34.4% compared to the same period in 2017.  The year-over-year increase was attributable to an increase in equity capital.  The Ohio Financial Institutions tax is based on equity capital.

Professional services costs increased $2,515, or 146.4% from the same period of 2017. The increase is due to $2,318 of legal and consulting expenses related to the merger with UCB.  The remaining year-over-year increase was attributable to increased examination fees, increased facilities management costs, increased professional services costs to analyze workflow systems and recommend process improvements.

Amortization expense decreased $398, or 82.4% from the same period of 2017, as a result of scheduled amortization of intangible assets associated with mergers.

Marketing costs were $988, up $220 or 28.6% compared to the same period in 2017. The increase is due to a general increase in marketing expenses and higher promotional points and benefits paid in the first nine months of 2018 compared to the same period of 2017.

Other expenses were $6,358, up $577 or 10.0% compared to the same period in 2017.  The increase is due to increases in director fees, travel and lodging, software maintenance and stationery and supplies expenses in the first nine months of 2018 compared to the same period of 2017.

Income tax expense for the nine months ended September 30, 2018 totaled $1,407, down $3,127 compared to the same period in 2017.  The effective tax rates for the nine-month periods ended September 30, 2018 and September 30, 2017 were 17.6% and 27.6%, respectively.  The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Three Months Ended September 30, 2018 and 2017

The Company had a net loss of $3,433 for the three months ended September 30, 2018, a decrease of $7,093 from net income of $3,660 for the same three months of 2017. Basic earnings (loss) per common share were $(0.31) for the quarter ended September 30, 2018, compared to $0.33 for the same period in 2017. Diluted earnings (loss) per common share were $(0.31) for the quarter ended September 30, 2018, compared to $0.29 for the same period in 2017. The primary reasons for the changes in net income are acquisition and integration expenses related to the merger with UCB.  Acquisition and integration expenses totaled $8,801 for the three months ended September 30, 2018.  Changes in net income are explained below.

Net interest income for the three months ended September 30, 2018 was $15,824, an increase of $2,144 from $13,680 in the same three months of 2017. Total interest income for the three months ended September 30, 2018 was $17,886, an increase of $3,050 from $14,836 in the same three months of 2017. Average earning assets increased 11.4% during the quarter ended September 30, 2018 as compared to the same period in 2017. Average loans, tax-exempt securities and interest-bearing deposits in other banks for the third quarter of 2018 increased 12.0%, 15.3% and 114.2%, respectively, compared to the third quarter of last year. The increases were offset by decreases in taxable securities. The yield on the loan portfolio increased 40 basis points for the third quarter of 2018 compared to the third quarter of last year. The yield on earning assets increased 27 basis points for the third quarter of 2018 compared to the third quarter of last year. Total interest expense for the three months ended September 30, 2018 was $2,062, an increase of $906 from $1,156 in the same three months of 2017. Interest expense on demand and savings accounts increased $157 during the third quarter of 2018 compared to the same period in 2017. Average demand and savings accounts increased 10.0% while time deposits decreased 16.0% for the third quarter of 2018 compared to the same period in 2017. Interest expense on FHLB borrowings and trust preferred securities increased $649 and $81, respectively, in the third quarter of 2018 compared to the same period in 2017. The interest rate paid on FHLB borrowings during the third quarter of 2018 increased 76 basis points as compared to the same period in 2017, while the average balance increased 109.8%. The interest rate paid on trust preferred securities during the third quarter of 2018 increased 110 basis points as compared to the same period in 2017. The Company’s net interest margin for the three months ended September 30, 2018 and 2017 was 4.15% and 4.08%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2018 and 2017. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income in 2018 and a 35% tax rate for tax-exempt interest income in 2017. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2018			2017
Assets:	Average balance	Interest	Yield/rate*	Average balance	Interest	Yield/rate*
Interest-earning assets:
Loans, including fees	$1,256,680	$15,833	5.00%	$1,122,131	$13,022	4.60%
Taxable securities	145,621	1,042	2.81%	150,534	977	2.61%
Tax-exempt securities	107,211	908	4.29%	93,022	812	5.53%
Interest-bearing deposits in other banks	24,527	103	1.67%	11,450	25	0.87%
Total interest-earning assets	$1,534,039	$17,886	4.69%	$1,377,137	$14,836	4.42%
Noninterest-earning assets:
Cash and due from financial institutions	22,399			24,652
Premises and equipment, net	18,219			18,000
Accrued interest receivable	5,120			4,460
Intangible assets	38,920			28,541
Other assets	16,929			10,352
Bank owned life insurance	28,452			24,889
Less allowance for loan losses	(13,303)			(12,988)
Total Assets	$1,650,775			$1,475,043
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$653,537	$317	0.19%	$594,088	$160	0.11%
Time	163,236	466	1.13%	194,364	447	0.91%
FHLB advance	180,073	925	2.04%	85,840	276	1.28%
Federal funds purchased	—	—	—	462	2	1.72%
Subordinated debentures	29,427	349	4.71%	29,427	268	3.61%
Repurchase Agreements	18,664	5	0.11%	14,328	3	0.08%
Total interest-bearing liabilities	$1,044,937	$2,062	0.78%	$918,509	$1,156	0.50%
Noninterest-bearing deposits	385,646			363,783
Other liabilities	14,591			12,826
Shareholders’ Equity	205,601			179,925
Total Liabilities and Shareholders’ Equity	$1,650,775			$1,475,043
Net interest income and interest rate spread		$15,824	3.91%		$13,680	3.92%
Net interest margin			4.15%			4.08%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2018 and 2017. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,639	$1,172	$2,811
Taxable securities	(11)	76	65
Tax-exempt securities	144	(48)	96
Interest-bearing deposits in other banks	43	35	78
Total interest income	$1,815	$1,235	$3,050
Interest expense:
Demand and savings	$17	$140	$157
Time	(78)	97	19
FHLB advance	420	229	649
Federal funds purchased	(2)	—	(2)
Subordinated debentures	—	81	81
Repurchase agreements	1	1	2
Total interest expense	$358	$548	$906
Net interest income	$1,457	$687	$2,144

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $390 for the quarter ended September 30, 2018.  No provision for loan losses was recorded during the quarter ended September 30, 2017.

Noninterest income for the three-month periods ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,
	2018	2017
Service charges	$1,219	$1,177
Net loss on sale of securities	(392)	(9)
Net gain on equity securities	27	—
Net gain on sale of loans	428	472
ATM/Interchange fees	622	567
Wealth management fees	873	787
Bank owned life insurance	147	142
Tax refund processing fees	—	—
Other	364	329
Total noninterest income	$3,288	$3,465

Noninterest income for the three months ended September 30, 2018 was $3,288, a decrease of $177 or 5.1% from $3,465 for the same period of 2017. The primary reasons for the increase follow.

Net loss on the sale of securities increased $383 during the third quarter of 2018 compared to the same period of 2017.  Management, from time to time, will reposition the investment portfolio to match liquidity needs of the Company.

Gain on sale of loans decreased $44 during the third quarter of 2018 compared to the same period of 2017.  The volume of loans sold during the first nine months of 2018 was $20,261, down $1,264 or 5.9% as compared to the same period in 2017.

ATM/Interchange fees increased $55 during the first nine months of 2018 compared to the same period of 2017.  The increase is due to higher interchange fee income during the third quarter of 2018 as compared to the same period in 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Wealth management fee income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Wealth management fee income increased $86 or 10.9% during the third quarter of 2018 compared to the same period in 2017. The increase is mainly related to increases in assets under management and market conditions compared to the same period in 2017.

Other income increased $35 during the third quarter of 2018 compared to the same period of 2017. The increase is mainly due to increases in deluxe income during the third quarter of 2018 as compared to the same period in 2017.

Noninterest expense for the three-month periods ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,
	2018	2017
Compensation expense	$12,054	$7,389
Net occupancy expense	751	690
Equipment expense	371	350
Contracted data processing	3,150	357
FDIC assessment	121	115
State franchise tax	351	255
Professional services	2,198	534
Amortization of intangible assets	26	158
ATM expense	286	233
Marketing	350	240
Other operating expenses	2,498	1,846
Total noninterest expense	$22,156	$12,167

Noninterest expense for the three months ended September 30, 2018 was $22,156, an increase of $9,989, or 82.1%, from $12,167 reported for the same period of 2017. The primary reasons for the increase follow.

Compensation expenses were $12,054, up $4,665 or 63.1% as compared to the same period of 2017. The increase is mainly due to merger related expenses of $4,239 paid in the acquisition of UCB during the third quarter of 2018.  The remaining increases are due to an increase in payroll and payroll related expenses due to annual pay increases, commission based costs, stock-based compensation and employee insurance costs increased, as compared to the same period of 2017.

Contracted data processing expenses were $3,150, up $2,793 or 782.4% compared to the same period on 2017.  The increase is due to $2,833 of UCB merger expenses related to the conversion of UCB’s core system data to the Company’s core system during the third quarter of 2018.

State franchise taxes were $351, up $96 or 37.6% compared to the same period in 2017.  The quarter-over-quarter increase was attributable to an increase in equity capital.  The Ohio Financial Institutions tax is based on equity capital.

Professional services costs increased $1,664, or 311.6% from the same period of 2017. The increase is due to $1,618 of legal and consulting expenses related to the merger with UCB.

Amortization expense decreased $132, or 83.5% from the same period of 2017, as a result of scheduled amortization of intangible assets associated with mergers.

ATM costs were $286, up $53 or 22.7% compared to the same period in 2017. The increase is primarily due to merger-related card stock costs during the third quarter of 2018.

Marketing costs were $350, up $110 or 45.8% compared to the same period in 2017. The increase is due to a general increase in marketing expenses and higher promotional points and benefits paid in the third quarter of 2018 compared to the same period of 2017.

Other operating expenses were $2,498, up $652 or 35.3% compared to the same period in 2017.  The increase is due to increases in director fees, travel and lodging, software maintenance and stationery and supplies expenses in the third quarter of 2018 compared to the same period of 2017.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense (benefit) for the three months ended September 30, 2018 totaled ($1), down $1,319 compared to the same period in 2017. The effective tax rates for the three-month periods ended September 30, 2018 and 2017 were 0.0% and 26.5%, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $289,238 at September 30, 2018 compared to $184,461 at December 31, 2017. The primary reason for the increase was the issuance of common shares as part of the consideration in the acquisition of UCB, which added $104,669 to shareholders’ equity.  In addition, the increase in shareholders’ equity included net income of $6,570, a $339 net decrease in the Company’s pension liability and a decrease in the fair value of securities available for sale, net of tax, of $3,818, which was offset by dividends on preferred stock and common stock of $794 and $2,404, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2018 and December 31, 2017 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2018	16.3%	15.4%	12.9%	15.4%
Company Ratios—December 31, 2017	16.6%	15.5%	11.6%	12.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.07 per common share on February 1, 2018 and on May 1, 2018 and paid a cash dividend of $0.09 per common share on August 1, 2018. In 2017, the Company paid a cash dividend of $0.06 per common share on February 1, 2017, on May 1, 2017 and on August 1, 2017. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $303 on March 15, 2018, approximately $299 on June 15, 2018 and approximately $192 on September 15, 2018. In 2017, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $319 on March 15, 2017 and approximately $308 on June 15, 2017 and on September 15, 2017.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $15,226, or 4.8% of the total security portfolio at September 30, 2018. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19,488 and $11,821 for the nine months ended September 30, 2018 and 2017, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $41,097 and ($119,937) for the nine months ended September 30, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits, borrowings and net proceeds from our common equity offering comprised most of our financing activities, which resulted in net cash provided by (used for) of ($36,350) and $104,815 for the nine months ended September 30, 2018 and 2017, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of September 30, 2018, Civista had total credit availability with the FHLB of $395,520 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $230,420. In addition, Civista Bancshares, Inc. maintains a credit line totaling $10,000.

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

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2017 and September 30, 2018, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2018 and December 31, 2017.

The Company had derivative financial instruments as of December 31, 2017 and September 30, 2018. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2018			December 31, 2017
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	409,491	32,199	9%	270,928	33,923	14%
+100bp	400,663	23,371	6%	261,071	24,066	10%
Base	377,292	—	—	237,005	—	—
-100bp	351,327	(25,965)	-7%	223,526	(13,479)	-6%

The change in net portfolio value from December 31, 2017 to September 30, 2018, can be attributed to two factors.  While the yield curve has risen and flattened slightly from the end of the year, both the volume and mix of assets and funding sources has changed.  The volume of loans has increased mostly due to the merger, but the mix has shifted toward cash, securities and other assets.   Similarly, the volume of liabilities has increased due to the merger, while the mix has shifted away from deposits and CDs toward borrowed money.  The balance change from the end of the year led to an increase in the base net portfolio value.  Both the assets and liabilities have shifted toward less volatile components.  Combined, this led to a small decrease in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a similar decreases in the market value of assets and liabilities.  Accordingly, we see a small increase in the net portfolio value, although the increase is smaller relative to the end of 2017.  However, a downward change in rates would lead to a decrease in the net portfolio value as the market value of liabilities would increase more quickly than the market value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2018, were effective.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 9, 2018
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 9, 2018
Todd A. Michel	Date
Senior Vice President, Controller