Form 10-K
period 2018-12-31
CIVISTA BANCSHARES, INC.
filed 2019-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2018 was $249,688,191. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 28, 2019, there were 15,603,499 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders to be held on April 16, 2019 (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

(a)	General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $2,138,954 at December 31, 2018.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Mayfield Heights and Westlake, Ohio and Fort Mitchell, Kentucky. Civista accounted for 99.7% of the Company’s consolidated assets at December 31, 2018.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2018.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2018.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 and remained inactive for the periods presented. Assets of FCRS were not significant as of December 31, 2018.

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

Acquisition of United Community Bancorp

On September 14, 2018, CBI completed the acquisition by merger of United Community Bancorp (“UCB”) in a stock and cash transaction for aggregate consideration of approximately $117,344.  Immediately following the merger, UCB’s banking subsidiary, United Community Bank, was merged into CBI’s banking subsidiary, Civista Bank.  At the time of the merger, UCB had total assets of $537,875, including $298,319 in loans, and $475,944 in deposits.  As a result of the merger, we acquired eight offices of UCB in the Indiana communities of Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles and a loan production office in Fort Mitchell, Kentucky.

(b)	Industry Segments

CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.  Refer to Consolidated Financial Statements on pages 24 through 29 of the 2018 Annual Report.

(c)	Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank. Civista, located in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 70% of total revenue for 2018, 68% of total revenue for 2017, and 68% of total revenue for 2016. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 29% of the total loan portfolio in 2018, 23% of the total loan portfolio in 2017 and 23% of the total loan portfolio in 2016. Commercial real estate loans comprised 47% of the total loan portfolio in 2018, 51% in 2017, and 53% in 2016. Commercial and agriculture loans comprised 11% of the total loan portfolio in 2018, 13% in 2017, and 13% in 2016. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2018, Civista had $50,821 of accumulated net profits available to pay dividends to CBI without approval of the Ohio Division of Financial Institutions.

The Company’s business is not seasonal, nor is it dependent on a single or small group of customers.

In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

Competition

The market area for Civista is Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Traditional financial service competition for Civista consists of large national and regional financial institutions, community banks, thrifts and credit unions operating within Civista’s market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.

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

Employees

CBI has no employees. Civista employs approximately 432 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

The Bank Holding Company Act: As a financial holding company, CBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, CBI is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require. The Federal Reserve Board also has extensive enforcement authority over financial and bank holding companies, including the ability to assess civil money penalties, issue cease and desist and removal orders, and require that a financial or bank holding company divest subsidiaries, including its subsidiary banks.

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

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Civista, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund (the “DIF”), and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the “DIF”. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The DRR reached 1.36% at September 30, 2018. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%, with such credits to be applied when the DRR is at least 1.38%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Consumer Protection Laws and Regulations: Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625%, and was fully phased in effective January 1, 2019, at 2.5%.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including Civista, in an attempt to reduce the regulatory burden for smaller financial institutions.  Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on Civista and its regulatory capital calculations.  In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items.  The intent is to prevent different rules from taking effect while the bank regulatory agencies consider a broader simplification of the capital rules.

In November 2018, the Federal Reserve Board, along with other bank regulatory agencies, proposed a rule that would give community banks, including Civista, the option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy, if they meet certain requirements.  Under the proposal, a community bank would be eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9.0%.  Provided it has a CBLR greater than 9.0%, a qualifying community bank that chooses the proposed framework would be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules.

The federal banking agencies also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under United States generally accepted accounting principles.

At December 31, 2018, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2018 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2018, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Civista to CBI. Civista may not pay a dividend if it would cause Civista not to meet its capital requirements. In addition, the dividends that Civista may pay to CBI without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule").  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instruments in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, with a number of exceptions.  To the extent that Civista engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Civista believes that its activities and relationships fall within the scope of one or more of the exceptions provided in the Volcker Rule.

In December 2018, the five federal agencies that adopted the Volcker rule proposed a rule that would exclude community banks, including Civista, from the Volcker rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act.  Under the proposal, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets would be excluded from the restrictions of the Volcker Rule.  The agencies indicated that they will no longer enforce the Volcker Rule with respect to community banks while the rulemaking is being finalized.

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

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee.  A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements.  This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. The Company has implemented a clawback policy and it is posted under the “Corporate Overview” tab on the “Governance Documents” page of CBI’s Internet website.

SEC regulations require public companies such as CBI to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2018 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2018, 2017 and 2016 is included on pages 12 through 14—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2018 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2018	2017	2016
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$30,685	$30,358	$37,446
Obligations of states and political subdivisions	172,071	118,056	94,998
Mortgage-backed securities in government sponsored entities	143,538	81,816	62,642
Total debt securities	$346,294	$230,230	$195,086

(1)	The Corporation had no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following tables set forth the maturities of securities at December 31, 2018 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$8,985	1.42%	$13,378	2.26%	$1,870	1.51%	$6,452	3.07%
Obligations of states and political subdivisions (1)	1,927	1.74	5,769	3.43	28,653	4.55	135,722	3.47
Mortgage-backed securities in government sponsored entities	2,545	1.74	16,205	2.98	28,874	3.18	95,914	3.23
Total	$13,457	1.53%	$35,352	2.78%	$59,397	3.79%	$238,088	3.36%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commercial and Agriculture	$177,101	$152,473	$135,462	$124,402	$113,265
Commercial Real Estate:
Owner occupied	210,121	164,099	161,364	167,897	143,014
Non-owner occupied	523,598	425,623	395,931	348,439	308,666
Residential Real Estate	457,850	268,735	247,308	236,338	214,537
Real Estate Construction	135,195	97,531	56,293	58,898	65,452
Farm Real Estate	38,513	39,461	41,170	46,993	53,973
Consumer and other	19,563	16,739	17,978	18,560	15,950
Total	$1,561,941	$1,164,661	$1,055,506	$1,001,527	$914,857

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2018 and 2017, the Company was contingently liable for $1,474 and $3,261, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2018 and 2017, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $411,408 and $325,267, respectively. Of these amounts, $374,204 and $291,907 represented lines of credit and construction loans, and $37,204 and $33,360 represented overdraft protection commitments at December 31, 2018 and 2017, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2018 and 2017.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2018, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and Agriculture	$63,054	$71,078	$42,969	$177,101
Commercial Real Estate:
Owner Occupied	1,622	21,659	186,840	210,121
Non-Owner Occupied	38,293	94,521	390,784	523,598
Residential Real Estate	1,385	27,753	428,712	457,850
Real Estate Construction	23,299	50,521	61,375	135,195
Farm Real Estate	712	4,641	33,160	38,513
Consumer and Other	3,338	14,260	1,965	19,563
Total	$131,703	$284,433	$1,145,805	$1,561,941

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$120,618	$163,816
Due after five years	182,935	962,869
	$303,553	$1,126,685

The preceding maturity information is based on contract terms at December 31, 2018 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements, excluding purchase credit impaired loans.

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$5,869	$6,132	$6,943	$9,259	$13,558
Loans contractually past due 90 days or more as to principal or interest payments (2)	—	16	9	—	18
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower (3)	3,024	2,888	4,180	5,085	4,928
Total	$8,893	$9,036	$11,132	$14,344	$18,504
Impaired loans included in above totals	$2,857	$3,460	$6,539	$7,386	$7,101
Impaired loans not included in above totals	—	—	—	99	4,048
Total impaired loans	$2,857	$3,460	$6,539	$7,485	$11,149

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

There were no loans as of December 31, 2018, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2018. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2018 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $587. The amount of cash-basis interest income on such loans actually included in net income in 2018 was $360.

Interest income recognition associated with impaired loans was as follows.

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$167	$216	$1,256	$384	$570

At December 31, 2018, Civista had two concentrations of loans exceeding 10% of total loans: one to Lessors of Non-Residential Buildings and Dwellings totaling $403,581, or 26.4 percent of total loans, as of December 31, 2018, and the other to Lessors of Residential Buildings and Dwellings totaling $160,839, or 10.5 percent of total loans, as of December 31, 2018.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2018.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$1,274,779	$1,109,069	$1,025,908	$981,475	$874,432
Allowance for loan losses at beginning of year	$13,134	$13,305	$14,361	$14,268	$16,528
Loan charge-offs:
Commercial and Agriculture	249	11	880	190	338
Commercial Real Estate—Owner Occupied	193	328	228	523	1,661
Commercial Real Estate—Non-Owner Occupied	153	38	23	81	198
Real Estate Mortgage	105	400	455	1,135	2,449
Real Estate Construction	—	—	115	—	0
Farm Real Estate	—	—	—	—	0
Consumer and Other	203	165	125	120	135
Total charge-offs	903	942	1,826	2,049	4,781
Recoveries of loans previously charged-off:
Commercial and Agriculture	169	372	105	182	251
Commercial Real Estate—Owner Occupied	158	69	56	187	360
Commercial Real Estate—Non-Owner Occupied	28	46	1,372	115	50
Real Estate Mortgage	208	194	479	331	293
Real Estate Construction	—	44	12	5	6
Farm Real Estate	5	3	—	76	—
Consumer and Other	100	43	46	46	61
Total recoveries	668	771	2,070	942	1,021
Net recoveries (charge-offs) (1)	(235)	(171)	244	(1,107)	(3,760)
Provision (credit) for loan losses (2)	780	—	(1,300)	1,200	1,500
Allowance for loan losses at year end	$13,679	$13,134	$13,305	$14,361	$14,268
Allowance for loan losses as a percent of loans at year-end	0.88%	1.13%	1.26%	1.43%	1.56%
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	0.02%	0.02%	(0.02)%	0.11%	0.43%

(1)

The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deterioration of specific businesses.

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

	2018		2017
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,747	11.3%	$1,562	13.1%
Commercial Real Estate—Owner Occupied	1,962	13.5	2,043	14.1
Commercial Real Estate—Non-Owner Occupied	5,803	33.5	5,307	36.5
Real Estate Mortgage	1,531	29.3	1,910	23.1
Real Estate Construction	1,046	8.7	834	8.4
Farm Real Estate	397	2.5	430	3.4
Consumer and Other	284	1.2	290	1.4
Unallocated	909	—	758	—
	$13,679	100.0%	$13,134	100.0%

	2016		2015
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,018	12.8%	$1,478	12.4%
Commercial Real Estate—Owner Occupied	2,171	15.3	2,467	16.8
Commercial Real Estate—Non-Owner Occupied	4,606	37.5	4,657	34.8
Real Estate Mortgage	3,089	23.4	4,086	23.6
Real Estate Construction	420	5.3	371	5.9
Farm Real Estate	442	3.9	538	4.7
Consumer and Other	314	1.7	382	1.9
Unallocated	245	—	382	—
	$13,305	100.0%	$14,361	100.0%

	2014
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,819	12.4%
Commercial Real Estate—Owner Occupied	2,221	15.6
Commercial Real Estate—Non-Owner Occupied	4,334	33.7
Real Estate Mortgage	3,747	23.5
Real Estate Construction	428	7.2
Farm Real Estate	822	5.9
Consumer and Other	200	1.7
Unallocated	697	—
	$14,268	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. Loss migration rates are calculated over a twelve quarter period for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.13% in 2017 to 0.88% in 2018. The unallocated reserve of Civista increased to $909 in 2018 from $758 in 2017. Management considers both the increase in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2018		2017		2016
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$466,763	N/A	$450,648	N/A	$434,601	N/A
Interest-bearing demand deposits	213,904	0.06%	189,419	0.06%	190,965	0.05%
Savings, including Money Market deposit accounts	471,593	0.28%	395,799	0.12%	375,624	0.10%
Certificates of deposit, including IRA’s	189,600	1.22%	200,797	0.87%	209,093	0.73%
	$1,341,860		$1,236,663		$1,210,283

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2018 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$15,413	$1,213	$16,626
Over 3 through 6 months	17,778	2,276	20,054
Over 6 through 12 months	25,191	2,943	28,134
Over 12 months	34,348	10,613	44,961
	$92,730	$17,045	$109,775

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2018 Annual Report. The common share dividend payout ratio was 30.5% in 2018, 16.9% in 2017, 11.2% in 2016, 14.0% in 2015 and 19.2% in 2014.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 66 of the 2018 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 12 through 14 of the 2018 Annual Report) for the statistical disclosures for short-term borrowings for 2018, 2017 and 2016.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; adverse changes in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; operational risks; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in FDIC insurance premiums and assessments; changes in tax laws; accounting changes; inability to raise additional capital if and when needed in the future; unexpected losses of key management; failure, interruption or breach in security of our communications and information systems or those of our third party service providers; unforeseen litigation; increased competition in our market area; failures to manage growth and/or effectively integrate acquisitions, including our recent acquisition of UCB; future revenues of our tax refund program; climate change, natural disasters, acts of war or terrorism, and other external events; and other risks identified from time-to-time in the Company’s other public documents on file with the Securities and Exchange Commission, including those risks set forth under Item 1A of Part 1 of this Annual Report on Form 10-K.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2016 has resulted, and is expected to continue to result, in substantial, unpredictable changes in economic and political conditions for the United States and the rest of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and the potential effects on the United States are still unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2018, approximately 29.3% and 47.0%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

ADVERSE CHANGES IN FINANCIAL MARKETS MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

Although we primarily invest in securities issued by United States government agencies and sponsored entities and United States state and local governments with limited credit risk, certain of our investment securities possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar assets.  Even securities issued by United States government agencies and sponsored entities may entail risk depending on political and economic changes.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

A transition away from LIBOR as a reference rate for financial contracts could negatively our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

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

All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our common shares, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

Our business could be adversely affected through third parties who perform significant operational services on our behalf.

The third parties performing operational services for the Company are subject to risks similar to those faced by the Company relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees.  Like many other community banks, Civista also relies, in significant part, on a single vendor for the systems which allow Civista to provide banking services to Civista’s customers, for which the systems are maintained on Civista’s behalf by this single vendor.

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party.  Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

Financial or operational difficulties of a third party provider could also impair our operations if those difficulties interfere with such third party’s ability to serve the Company.  If a critical third-party provider is unable to meet the needs of the Company in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if the Company is not able to develop alternative sources for these services and products quickly and cost-effectively, our business could be materially adversely effected.

Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS.

We face competition both in originating loans and in attracting deposits within our market area, which includes North Central, West Central, South Western Ohio, South Eastern Indiana and Northern Kentucky. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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

In July 2013, our primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including CBI and Civista, compared to the previous United States risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios and also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios.  Although CBI and Civista are in compliance with the Basel III Capital rules, any future changes to capital requirements could have a material impact on the Company.

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Civista may also increase. The FDIC recently adopted rules revising its assessments in a manner benefitting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board ("FASB") has changed its requirements for establishing the allowance for loan losses.

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model.  Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.  Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  The Company will be required to comply with the new standard in the first quarter of 2020.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

Climate change, severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

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

We could experience difficulties managing our growth and effectively integrating the operations of UCB, which may negatively affect the market price of o common shares and have an impact on United Community’s employees and customers.

On September 14, 2018, CBI completed the acquisition by merger of UCB.  Immediately following the merger, UCB’s banking subsidiary, United Community Bank, was merged with and into Civista.  As a result of the merger, we acquired eight offices of UCB in the Indiana communities of Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles and a loan production office in Fort Mitchell, Kentucky.

The earnings, financial condition and prospects of Civista after the UCB merger will depend in part on our ability to integrate successfully the operations of UCB and United Community and continue to implement our business plan.  We may not be able to fully achieve our strategic objectives and projected operating efficiencies.  The costs and/or challenges involved in integrating UCB and United Community with our organization may be greater than expected or the cost savings from anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. I nherent uncertainties exist in integrating the operations of an acquired entity. The success of the UCB merger will depend on a number of factors, including, without limitation:

•	Our ability to integrate the business acquired from UCB and United Community in the merger into our operations;
•

Our ability to limit the outflow of deposits held by new customers and to successfully retain and manage interest-earning assets and relationships (including lending relationships) acquired in the merger;

•	Our ability to control the incremental non-interest expense from the acquired business in a manner that enables us to maintain a favorable overall efficiency ratio;
•	Our ability to retain and attract key employees and other appropriate personnel; and
•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired business.

While we believe that the initial transaction and integration has been successful thus far, we may encounter future difficulties, including, but not limited to, loss of key employees and customers, disruption of our ongoing business, or possible inconsistencies in standards, controls, procedures, and policies. These factors could contribute to the Company not fully achieving the anticipated benefits of the UCB merger.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty, Dayton and Willard. Civista also leases loan production offices in Mayfield Heights and Westlake, Ohio and Fort Mitchell, Kentucky.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded, the prices at which such shares have traded and dividend information is incorporated herein by reference from the information appearing under the caption “Common Shares and Shareholder Matters” located on page 3 of the 2018 Annual Report.

As of February 19, 2019, there were approximately 1,507 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during the fourth quarter ended December 31, 2018.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2018 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 17 of the 2018 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 19 of the 2018 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 87 of the 2018 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 84 of the 2018 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2018 and 2017

Consolidated Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

Consolidated Comprehensive Income Statements

For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2018, were effective.

Reports on Internal Control over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” located on pages 21 through 22 of the 2018 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2018 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation - Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2019 Proxy Statement is incorporated herein by reference in response to this Item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation”, “2018 Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2019 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the 2014 Incentive Plan at December 31, 2018.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	269,168
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	269,168

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance-Director Independence” and “Corporate Governance-Transactions with Directors, Officers and Associates” in the 2019 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2019 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1.

Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 87 of the 2018 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2018 and 2017

Consolidated Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

Consolidated Comprehensive Income Statements

For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated March 11, 2018 by and between Civista Bancshares, Inc., Civista Bank, United Community Bancorp and United Community Bank	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 12, 2018 and incorporated herein by reference. (File No. 001-36192)
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 16, 2018 and incorporated herein by reference (File No. 001-36192)
3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).

Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File No. 001-36192)

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.3 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.4 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.3*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.4*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)
10.6*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 (File No. 1-36192).

Exhibit	Description	Location
10.7*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.8*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Included herewith
11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.
13.1	Civista Bancshares, Inc. 2018 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith
21.1	Subsidiaries of CBI	Included herewith
23.1	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101

The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2018, 2017 and 2016;  (iii) Consolidated Comprehensive Income Statements for each of the three years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements .

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2019 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA , Director

/s/ Allen R. Maurice	/s/ Julie A. Mattlin
Allen R. Maurice, Director	Julie A. Mattlin, Director

/s/ Todd A. Michel	/s/ M. Patricia Oliver
Todd A. Michel, Senior Vice President,	M. Patricia Oliver, Director
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, Chairman of the Board	Daniel J. White, Director

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Director	Dennis G. Shaffer, President & CEO, (Principal Executive Officer)
/s/ William F. Ritzmann
William F. Ritzmann, Director