Form 10-Q
period 2019-03-31
CIVISTA BANCSHARES, INC.
filed 2019-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 6, 2019—15,624,113 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CIVB	NASDAQ Capital Market
Preferred	CIVBP	NASDAQ Capital Market

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$164,094	$42,779
Securities available for sale	349,934	346,294
Equity securities	1,072	1,070
Loans held for sale	1,444	1,391
Loans, net of allowance of $13,822 and $13,679	1,559,371	1,548,262
Other securities	20,280	21,021
Premises and equipment, net	21,772	22,021
Accrued interest receivable	7,304	6,723
Goodwill	76,851	76,851
Other intangible assets	9,104	9,352
Bank owned life insurance	44,239	43,037
Other assets	22,237	20,153
Total assets	$2,277,702	$2,138,954
LIABILITIES
Deposits
Noninterest-bearing	$657,510	$468,083
Interest-bearing	1,108,291	1,111,810
Total deposits	1,765,801	1,579,893
Federal Home Loan Bank advances	127,100	193,600
Securities sold under agreements to repurchase	21,970	22,199
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	21,347	14,937
Total liabilities	1,965,645	1,840,056
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 10,120 shares issued at March 31, 2019 and 10,120 shares issued at December 31, 2018, net of issuance costs	9,364	9,364
Common shares, no par value, 20,000,000 shares authorized, 16,372,077 shares issued at March 31, 2019 and 16,351,463 shares issued at December 31, 2018	266,990	266,901
Retained earnings	49,421	41,320
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	3,517	(1,452)
Total shareholders’ equity	312,057	298,898
Total liabilities and shareholders’ equity	$2,277,702	$2,138,954

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
Interest and dividend income
Loans, including fees	$20,963	$13,639
Taxable securities	1,748	986
Tax-exempt securities	1,351	878
Federal funds sold and other	522	421
Total interest and dividend income	24,584	15,924
Interest expense
Deposits	1,891	707
Federal Home Loan Bank advances	597	152
Subordinated debentures	372	288
Securities sold under agreements to repurchase and other	5	5
Total interest expense	2,865	1,152
Net interest income	21,719	14,772
Provision for loan losses	—	—
Net interest income after provision for loan losses	21,719	14,772
Noninterest income
Service charges	1,456	1,134
Net gain on sale of securities	4	—
Net gain on equity securities	2	40
Net gain on sale of loans	331	333
ATM/Interchange fees	906	554
Wealth management fees	847	852
Bank owned life insurance	247	142
Tax refund processing fees	2,200	2,200
Other	291	361
Total noninterest income	6,284	5,616
Noninterest expense
Compensation expense	9,805	7,374
Net occupancy expense	1,040	761
Equipment expense	463	374
Contracted data processing	419	348
FDIC assessment	192	151
State franchise tax	401	318
Professional services	694	552
Amortization of intangible assets	240	33
ATM expense	378	218
Marketing	340	318
Other operating expenses	2,477	1,758
Total noninterest expense	16,449	12,205
Income before taxes	11,554	8,183
Income tax expense	1,885	1,194
Net Income	9,669	6,989
Preferred stock dividends	164	303
Net income available to common shareholders	$9,505	$6,686
Earnings per common share, basic	$0.61	$0.65
Earnings per common share, diluted	$0.57	$0.55

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$9,669	$6,989
Other comprehensive income (loss), net of reclassification adjustment:
Unrealized holding gains (losses) on available for sale securities	6,142	(3,214)
Tax effect	(1,289)	675
Pension liability adjustment	147	143
Tax effect	(31)	(30)
Total other comprehensive income (loss)	4,969	(2,426)
Comprehensive income	$14,638	$4,563

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	9,669	—	—	9,669
Other comprehensive income	—	—	—	—	—	—	4,969	4,969
Stock-based compensation	—	—	20,614	89	—	—	—	89
Common stock dividends ($0.09 per share)	—	—	—	—	(1,404)	—	—	(1,404)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(164)	—	—	(164)
Balance, March 31, 2019	10,120	$9,364	15,624,113	$266,990	$49,421	$(17,235)	$3,517	$312,057

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	6,989	—	—	6,989
Other comprehensive loss	—	—	—	—	—	—	(2,426)	(2,426)
Conversion of Series B preferred shares to common shares	(351)	(324)	44,799	324	—	—	—	—
Stock-based compensation	—	—	—	36	—	—	—	36
Common stock dividends ($0.07 per share)	—	—	—	—	(714)	—	—	(714)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(303)	—	—	(303)
Balance, March 31, 2018	18,409	$17,034	10,243,274	$154,170	$37,902	$(17,235)	$(3,828)	$188,043

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net cash from operating activities	$12,905	$6,613
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	12,396	3,563
Purchases of securities, available-for-sale	(27,749)	(10,898)
Sale of securities available for sale	17,570	—
Redemption of other securities	741	—
Purchase of bank owned life insurance	(955)	—
Net loan repayments (originations)	(10,988)	10,743
Proceeds from sale of other real estate owned properties	—	6
Proceeds from sale of premises and equipment	—	1
Premises and equipment purchases	(216)	(105)
Net cash provided by (used for) investing activities	(9,201)	3,310
Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(10,000)
Net change in short-term FHLB advances	(66,500)	(1,900)
Increase in deposits	185,908	85,748
Decrease in securities sold under repurchase agreements	(229)	(4,303)
Common dividends paid	(1,404)	(714)
Preferred dividends paid	(164)	(303)
Net cash provided by financing activities	117,611	68,528
Increase in cash and due from financial institutions	121,315	78,451
Cash and due from financial institutions at beginning of period	42,779	40,519
Cash and due from financial institutions at end of period	$164,094	$118,970
Cash paid during the period for:
Interest	$2,834	$1,462
Supplemental cash flow information:
Transfer of loans held for sale to portfolio	—	85
Conversion of preferred shares to common shares	—	324
Securities purchased not settled	1,061	1,264
Increase in right-of-use asset on leases	(2,201)	—
Increase in lease liability	2,201	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2019. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through March 31, 2019. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2019 and its results of operations and changes in cash flows for the periods ended March 31, 2019 and 2018 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2018 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $410,192, or 26.0% of total loans, as of March 31, 2019, and the other is to Lessors of Residential Buildings and Dwellings totaling $164,613, or 10.5% of total loans, as of March 31, 2019. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Change in Accounting Principal:

In March 2017, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. We adopted ASU 2017-08, effective January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adoption of New Accounting Standards:

Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use ('ROU') assets of $2,210 and lease liabilities of $2,210. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. There was no cumulative effect adjustment to the opening balance of retained earnings required.

Additional information and disclosures required by this new standard are contained in Note 17, 'Leases'.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. We adopted ASU 2017-11, effective January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  We adopted ASU 2017-12, effective January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). We adopted ASU 2018-07, effective January 1, 2019, which did not have a material impact on the Company’s financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. Management is in the process of evaluating the impact adoption of this update will have on the Company’s Consolidated Financial Statements. This process has engaged multiple area’s of the bank in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the affect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

In October, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), which made improvements in 1) applying the variable interest entity (VIE) guidance to private companies under common control and 2) considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests.  Under the amendments in this Update, a private company may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities.  In addition, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  This Update is not expected to have a significant impact on the Company’s financial statements.

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606  (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.  For public business entities, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$22,098	$147	$(76)	$22,169
Obligations of states and political subdivisions	175,863	7,543	(81)	183,325
Mortgage-backed securities in government sponsored entities	142,860	2,199	(619)	144,440
Total debt securities	$340,821	$9,889	$(776)	$349,934

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,623	$202	$(140)	$30,685
Obligations of states and political subdivisions	168,993	3,680	(602)	172,071
Mortgage-backed securities in government sponsored entities	143,707	1,024	(1,193)	143,538
Total debt securities	$343,323	$4,906	$(1,935)	$346,294

The amortized cost and fair value of securities at March 31, 2019, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$10,927	$10,877
Due after one year through five years	16,275	16,469
Due after five years through ten years	24,424	25,631
Due after ten years	146,335	152,517
Mortgage-backed securities	142,860	144,440
Total securities available for sale	$340,821	$349,934

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2019	2018
Sale proceeds	$17,570	$—
Gross realized gains	47	—
Gross realized losses	43	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $134,315 and $114,145 as of March 31, 2019 and December 31, 2018, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at March 31, 2019 and December 31, 2018 not recognized in income are as follows:

March 31, 2019	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$11,486	$(76)	$11,486	$(76)
Obligations of states and political subdivisions	—	—	5,907	(81)	5,907	(81)
Mortgage-backed securities in gov’t sponsored entities	—	—	37,584	(619)	37,584	(619)
Total temporarily impaired	$—	$—	$54,977	$(776)	$54,977	$(776)

December 31, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$16,469	$(140)	$16,469	$(140)
Obligations of states and political subdivisions	8,008	(71)	25,890	(531)	33,898	(602)
Mortgage-backed securities in gov’t sponsored entities	6,630	(90)	40,333	(1,103)	46,963	(1,193)
Total temporarily impaired	$14,638	$(161)	$82,692	$(1,774)	$97,330	$(1,935)

At March 31, 2019, there were fifty-nine securities in the portfolio with unrealized losses mainly due to higher market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three-months ended March 31, 2019 and 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net gains recognized on equity securities during the period	$2	$40
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains recognized in equity securities held at reporting date	$2	$40

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2019	December 31, 2018
Commercial & Agriculture	$179,200	$177,101
Commercial Real Estate- Owner Occupied	217,030	210,121
Commercial Real Estate- Non-Owner Occupied	539,420	523,598
Residential Real Estate	461,340	457,850
Real Estate Construction	123,905	135,195
Farm Real Estate	35,645	38,513
Consumer and Other	16,653	19,563
Total loans	1,573,193	1,561,941
Allowance for loan losses	(13,822)	(13,679)
Net loans	$1,559,371	$1,548,262

Included in total loans above are net deferred loan fees of $267 and $389 at March 31, 2019 and December 31, 2018, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,822 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2019. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

March 31, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,747	$—	$1	$86	$1,834
Commercial Real Estate:
Owner Occupied	1,962	(60)	223	(146)	1,979
Non-Owner Occupied	5,803	—	14	172	5,989
Residential Real Estate	1,531	(98)	124	(123)	1,434
Real Estate Construction	1,046	(24)	—	(51)	971
Farm Real Estate	397	—	1	(32)	366
Consumer and Other	284	(57)	19	5	251
Unallocated	909	—	—	89	998
Total	$13,679	$(239)	$382	$—	$13,822

For the three months ended March 31, 2019, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate –Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by lower loss rates and recoveries on previously charged off amounts.  This was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans was reduced by a decrease in general reserves required for this type as a result of a decrease in loss rates and recoveries on previously charged off amounts, represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in general reserves required as a result of lower loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at March 31, 2019.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2019 and December 31, 2018.

March 31, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$53	$1,781	$1,834
Commercial Real Estate:
Owner Occupied	—	10	1,969	1,979
Non-Owner Occupied	—	—	5,989	5,989
Residential Real Estate	—	124	1,310	1,434
Real Estate Construction	—	—	971	971
Farm Real Estate	—	7	359	366
Consumer and Other	—	—	251	251
Unallocated	—	—	998	998
Total	$—	$194	$13,628	$13,822
Outstanding loan balances:
Commercial & Agriculture	$35	$367	$178,798	$179,200
Commercial Real Estate:
Owner Occupied	—	472	216,558	217,030
Non-Owner Occupied	—	382	539,038	539,420
Residential Real Estate	823	1,148	459,369	461,340
Real Estate Construction	—	—	123,905	123,905
Farm Real Estate	—	692	34,953	35,645
Consumer and Other	—	—	16,653	16,653
Total	$858	$3,061	$1,569,274	$1,573,193

December 31, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,747	$1,747
Commercial Real Estate:
Owner Occupied	—	12	1,950	1,962
Non-Owner Occupied	—	—	5,803	5,803
Residential Real Estate	8	122	1,401	1,531
Real Estate Construction	—	—	1,046	1,046
Farm Real Estate	—	7	390	397
Consumer and Other	—	—	284	284
Unallocated	—	—	909	909
Total	$8	$141	$13,530	$13,679
Outstanding loan balances:
Commercial & Agriculture	$41	$367	$176,693	$177,101
Commercial Real Estate:
Owner Occupied	—	484	209,637	210,121
Non-Owner Occupied	—	31	523,567	523,598
Residential Real Estate	883	1,279	455,688	457,850
Real Estate Construction	—	—	135,195	135,195
Farm Real Estate	—	696	37,817	38,513
Consumer and Other	—	—	19,563	19,563
Total	$924	$2,857	$1,558,160	$1,561,941

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of March 31, 2019 and December 31, 2018. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned risk grades are as follows:

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

Generally, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose. Only those loans that have been risk rated are included below.

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$174,339	$2,978	$1,883	$—	$179,200
Commercial Real Estate:
Owner Occupied	208,242	3,532	5,256	—	217,030
Non-Owner Occupied	536,178	2,384	858	—	539,420
Residential Real Estate	73,163	490	6,143	—	79,796
Real Estate Construction	115,899	12	12	—	115,923
Farm Real Estate	31,218	1,955	2,472	—	35,645
Consumer and Other	776	—	24	—	800
Total	$1,139,815	$11,351	$16,648	$—	$1,167,814

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$173,783	$1,509	$1,809	$—	$177,101
Commercial Real Estate:
Owner Occupied	201,228	3,512	5,381	—	210,121
Non-Owner Occupied	520,487	2,023	1,088	—	523,598
Residential Real Estate	70,908	580	7,363	—	78,851
Real Estate Construction	124,769	13	41	—	124,823
Farm Real Estate	32,908	3,096	2,509	—	38,513
Consumer and Other	1,713	—	20	—	1,733
Total	$1,125,796	$10,733	$18,211	$—	$1,154,740

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2019 and December 31, 2018 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$381,544	$7,982	$15,843	$405,369
Nonperforming	—	—	10	10
Total	$381,544	$7,982	$15,853	$405,379

December 31, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$378,999	$10,372	$17,830	$407,201
Nonperforming	—	—	—	—
Total	$378,999	$10,372	$17,830	$407,201

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2019 and December 31, 2018.

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$80	$13	$107	$200	$178,965	$35	$179,200	$—
Commercial Real Estate:
Owner Occupied	862	336	534	1,732	215,298	—	217,030	—
Non-Owner Occupied	72	—	159	231	539,189	—	539,420	—
Residential Real Estate	3,031	201	758	3,990	456,527	823	461,340	—
Real Estate Construction	11	—	—	11	123,894	—	123,905	—
Farm Real Estate	—	70	152	222	35,423	—	35,645	—
Consumer and Other	118	42	25	185	16,468	—	16,653	10
Total	$4,174	$662	$1,735	$6,571	$1,565,764	$858	$1,573,193	$10

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$225	$—	$92	$317	$176,743	$41	$177,101	$—
Commercial Real Estate:
Owner Occupied	547	413	564	1,524	208,597	—	210,121	—
Non-Owner Occupied	288	290	372	950	522,648	—	523,598	—
Residential Real Estate	7,118	677	806	8,601	448,366	883	457,850	—
Real Estate Construction	—	12	27	39	135,156	—	135,195	—
Farm Real Estate	33	—	158	191	38,322	—	38,513	—
Consumer and Other	117	57	9	183	19,380	—	19,563	—
Total	$8,328	$1,449	$2,028	$11,805	$1,549,212	$924	$1,561,941	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial & Agriculture	$333	$270
Commercial Real Estate:
Owner Occupied	917	942
Non-Owner Occupied	160	374
Residential Real Estate	3,240	3,886
Real Estate Construction	12	41
Farm Real Estate	329	338
Consumer and Other	21	18
Total	$5,012	$5,869

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2019, TDRs accounted for $194 of the allowance for loan losses. As of December 31, 2018, TDRs accounted for $143 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the periods ended March 31, 2019 and March 31, 2018 were as follows:

For the three months ended
March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & Agriculture	—	$—	$—
Commercial Real Estate—Owner Occupied	—	—	—
Commercial Real Estate—Non-Owner Occupied	1	382	382
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Consumer and Other	—	—	—
Total Loan Modifications	1	$382	$382

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

During the three-month periods ended March 31, 2019 and March 31, 2018, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$168	$168		$367	$367
Commercial Real Estate:
Owner Occupied	187	187		193	193
Non-Owner Occupied	382	382		31	34
Residential Real Estate	892	964		1,017	1,089
Farm Real Estate	252	252		256	256
Total	1,881	1,953		1,864	1,939
With an allowance recorded:
Commercial & Agriculture	199	199	$53	—	—	$—
Commercial Real Estate:
Owner Occupied	285	285	10	291	291	12
Residential Real Estate	256	260	124	262	265	122
Farm Real Estate	440	440	7	440	440	7
Total	1,180	1,184	194	993	996	141
Total:
Commercial & Agriculture	367	367	53	367	367	—
Commercial Real Estate:
Owner Occupied	472	472	10	484	484	12
Non-Owner Occupied	382	382	—	31	34	—
Residential Real Estate	1,148	1,224	124	1,279	1,354	122
Farm Real Estate	692	692	7	696	696	7
Total	$3,061	$3,137	$194	$2,857	$2,935	$141

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2019 and 2018.

	March 31, 2019		March 31, 2018
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$367	$6	$732	$7
Commercial Real Estate—Owner Occupied	478	8	771	9
Commercial Real Estate—Non-Owner Occupied	206	4	43	1
Residential Real Estate	1,213	16	1,348	17
Farm Real Estate	694	7	701	7
Total	$2,958	$41	$3,595	$41

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended March 31, 2019	For the Three-Month Period Ended March 31, 2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$336	$15
Acquisition of PCI loans	—	—
Accretion	(10)	(7)
Balance at end of period	$326	$8

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2019	At December 31, 2018
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$1,693	$1,805
Carrying amount	858	924

There has been $0 and $8 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2019 and December 31, 2018, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2019 and December 31, 2018, respectively, foreclosed assets included in other assets totaled $0. As of March 31, 2019 and December 31, 2018, the Company had initiated formal foreclosure procedures on $365 and $311, respectively, of consumer residential mortgages.

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2019(a)			March 31, 2018(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,347	$(3,799)	$(1,452)	$3,185	$(4,309)	$(1,124)
Other comprehensive income before reclassifications	4,850	—	4,850	(2,539)	—	(2,539)
Amounts reclassified from accumulated other comprehensive loss	3	116	119	—	113	113
Net current-period other comprehensive income	4,853	116	4,969	(2,539)	113	(2,426)
Reclassification of equity securities from accumulated other comprehensive loss	—	—	—	(278)	—	(278)
Ending balance	$7,200	$(3,683)	$3,517	$368	$(4,196)	$(3,828)

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Loss Components	For the Three months ended March 31, 2019	For the Three months ended March 31, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$(4)	$—	Net gain on securities available for sale
Tax effect	1	—	Income tax expense
	(3)	—	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(147)	(143)	Other operating expenses
Tax effect	31	30	Income tax expense
	(116)	(113)	Net of tax
Total reclassifications for the period	$(119)	$(113)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There has been no change in the carrying amount of goodwill of $76,851 for the periods ended March 31, 2019 and 2018. Goodwill is not amortized, however, management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2018 and concluded that the Company’s goodwill was not impaired at December 31, 2018.

Acquired intangible assets, other than goodwill, as of March 31, 2019 and December 31, 2018 were as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$2,141	$485	$1,656	$2,110	$446	$1,664
Core deposit intangibles	14,792	7,344	7,448	14,792	7,104	7,688
Total amortized intangible assets	$16,933	$7,829	$9,104	$16,902	$7,550	$9,352

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $240 and $33 for the three-months ended March 31, 2019 and 2018, respectively.

Aggregate mortgage servicing rights amortization was $39 and $16 for the three-months ended March 31, 2019 and 2018, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2019	$66	$705	$771
2020	88	913	1,001
2021	87	891	978
2022	88	868	956
2023	86	841	927
Thereafter	1,241	3,230	4,471
	$1,656	$7,448	$9,104

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At March 31, 2019		At December 31, 2018
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$122,100	$—	$188,600
Maximum indebtedness	—	192,700	20,000	225,300
Average balance	—	92,267	116	113,520
Average rate paid	—	2.51%	2.58%	2.07%
Interest rate on balance	—	2.51%	—	2.45%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2019 and December 31, 2018.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2019 and December 31, 2018. All of the repurchase agreements are overnight agreements.

	March 31, 2019	December 31, 2018
Securities pledged for repurchase agreements:
U.S. Treasury securities	$858	$861
Obligations of U.S. government agencies	21,112	21,338
Total securities pledged	$21,970	$22,199
Gross amount of recognized liabilities for repurchase agreements	$21,970	$22,199
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method, and the impact of the Company’s convertible preferred shares using the “if converted” method.

	Three Months Ended
	March 31,
	2019	2018
Basic
Net income	$9,669	$6,989
Preferred stock dividends	164	303
Net income available to common shareholders—basic	$9,505	$6,686
Weighted average common shares outstanding—basic	15,607,655	10,213,264
Basic earnings per common share	$0.61	$0.65
Diluted
Net income available to common shareholders—basic	$9,505	$6,686
Preferred stock dividends	164	303
Net income available to common shareholders—diluted	$9,669	$6,989
Weighted average common shares outstanding for basic earnings per common share	15,607,655	10,213,264
Add: Dilutive effects of convertible preferred shares	1,294,175	2,384,130
Average shares and dilutive potential common shares outstanding—diluted	16,901,830	12,597,394
Diluted earnings per common share	$0.57	$0.55

For the quarters ended March 31, 2019 and March 31, 2018, there were 1,294,175 and 2,384,130, respectively, of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2019 and December 31, 2018:

	Contract Amount
	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$14,051	$360,954	$14,984	$359,220
Overdraft protection	4	47,276	3	37,201
Letters of credit	624	921	624	850
	$14,679	$409,151	$15,611	$397,271

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.88% to 8.50% at March 31, 2019 and December 31, 2018, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $87,310 on March 31, 2019 and $8,891 on December 31, 2018.

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

Net periodic pension benefit was as follows:

	Three months ended
	March 31,
	2019	2018
Service cost	$—	$—
Interest cost	128	125
Expected return on plan assets	(256)	(273)
Other components	147	143
Net periodic pension cost (benefit)	$19	$(5)

The Company does not expect to make any contribution to its pension plan in 2019. The Company made no contribution to its pension plan in 2018.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 248,736 shares available for future grants under this plan at March 31, 2019.

No options had been granted under the 2014 Incentive Plan as of March 31, 2019 and 2018.

Each year, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares awarded under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

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

On September 25, 2018, newly appointed directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 867 common shares were issued for their service on the Civista Board of Directors covering the period up to the 2019 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $21.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three-month period ended March 31, 2019:

	Three months ended
	March 31, 2019
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	39,970	$19.10
Granted	21,106	20.65
Vested	(16,557)	17.31
Forfeited	(492)	22.41
Nonvested at end of period	44,027	$20.48

The following is a summary of the status of the Company’s outstanding restricted shares as of March 31, 2019:

At March 31, 2019
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	4,108	$37	1.75
March 20, 2017	3,725	37	0.75
March 20, 2017	3,581	67	2.75
April 10, 2018	5,282	86	1.75
April 10, 2018	6,225	117	3.75
March 14, 2019	10,188	198	2.75
March 14, 2019	10,918	203	4.75
	44,027	$745	3.00

During the three months ended March 31, 2019, the Company recorded $89 of share-based compensation expense for shares granted under the 2014 Incentive Plan. At March 31, 2019, the total compensation cost related to unvested awards not yet recognized is $745, which is expected to be recognized over the weighted average remaining life of the grants of 3.00 years.

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

Equity securities: The Company has two types of equity securities, one is not actively traded in an open market, while the other is listed on an exchange and is less frequently traded. The fair value of the equity security available for sale not actively traded in an open market is determined by using market data inputs for similar securities that are observable (Level 2 inputs).  The fair value of the other equity security is determined from third-party pricing services or a computerized pricing model and classified Level 2.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at March 31, 2019 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$22,169	$—
Obligations of states and political subdivisions	—	183,325	—
Mortgage-backed securities in government sponsored entities	—	144,440	—
Total securities available for sale	—	349,934	—
Equity securities	—	1,072	—
Swap asset	—	4,910	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	4,910	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$2,150

	Fair Value Measurements at December 31, 2018 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$30,685	$—
Obligations of states and political subdivisions	—	172,071	—
Mortgage-backed securities in government sponsored entities	—	143,538	—
Total securities available for sale	—	346,294	—
Equity securities	—	1,070	—
Swap asset	—	2,837	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	2,837	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1,803

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2019	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,150	Appraisal of collateral	Appraisal adjustments	10% - 30%	23%
			Liquidation expense	0% - 10%	7%
			Holding period	0 - 30 months	21 months

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,803	Appraisal of collateral	Appraisal adjustments	0% - 30%	26%
			Liquidation expense	0% - 10%	8%
			Holding period	0 - 30 months	21 months

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2019 are as follows:

March 31, 2019	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$164,094	$164,094	$164,094	$—	$—
Other securities	20,280	20,280	20,280	—	—
Loans, held for sale	1,444	1,444	1,444	—	—
Loans, net of allowance	1,559,371	1,517,557	—	—	1,517,557
Bank owned life insurance	44,239	44,239	44,239	—	—
Accrued interest receivable	7,304	7,304	7,304	—	—
Financial Liabilities:
Nonmaturing deposits	1,492,469	1,492,469	1,492,469	—	—
Time deposits	273,332	273,514	—	—	273,514
Short-term FHLB advances	122,100	122,100	122,100	—	—
Long-term FHLB advances	5,000	5,001	—	—	5,001
Securities sold under agreement to repurchase	21,970	21,970	21,970	—	—
Subordinated debentures	29,427	35,150	—	—	35,150
Accrued interest payable	261	261	261	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2018 are as follows:

December 31, 2018	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$42,779	$42,779	$42,779	$—	$—
Other securities	21,021	21,021	21,021	—	—
Loans, held for sale	1,391	1,391	1,391	—	—
Loans, net of allowance	1,548,262	1,517,278	—	—	1,517,278
Bank owned life insurance	43,037	43,037	43,037	—	—
Accrued interest receivable	6,723	6,723	6,723	—	—
Financial Liabilities:
Nonmaturing deposits	1,312,207	1,312,207	1,312,207	—	—
Time deposits	267,686	267,943	—	—	267,943
Short-term FHLB advances	188,600	188,600	188,600	—	—
Long-term FHLB advances	5,000	4,983	—	—	4,983
Securities sold under agreement to repurchase	22,199	22,199	22,199	—	—
Subordinated debentures	29,427	34,620	—	—	34,620
Accrued interest payable	230	230	230	—	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of March 31, 2019.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$125,151	5.19%	$76	Monthly
Derivative Liabilities	(125,151)	-5.19%	(76)	Monthly
Net Exposure	$—		$—

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of December 31, 2018.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$120,131	5.19%	$72	Monthly
Derivative Liabilities	(120,131)	-5.19%	(72)	Monthly
Net Exposure	$—		$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $4,585 and $4,276, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,524 and $4,922 at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $133 and $129, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $276 and $219, respectively. During the three months ended March 31, 2019 and 2018, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(16) Revenue Recognition

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue associated with financial instruments, including revenue from loans and securities are outside the scope of the new standard and accounted for under other existing GAAP. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges	$1,456	$1,134
ATM/Interchange fees	906	554
Wealth management fees	847	852
Tax refund processing fees	2,200	2,200
Other	131	220
Noninterest Income (in-scope of Topic 606)	5,540	4,960
Noninterest Income (out-of-scope of Topic 606)	744	656
Total Noninterest Income	$6,284	$5,616

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

(17) Leases

We have operating leases for several branch locations and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, we have several operating leases with lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. The majority of renewals to extend the lease terms are included in our ROU assets and lease liabilities as they are reasonably certain of exercise.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The balance sheet information related to our operating leases were as follows as of March 31, 2019:

	Classification on the Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease	Other assets	$2,133
Total lease assets		$2,133
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,133
Total lease liabilities		$2,133

The cost components of our operating leases were as follows for the period ended March 31, 2019:

Three Months Ended
March 31,
2019
Lease cost
Operating lease cost	$95
Short-term lease cost	71
Sublease income	(17)
Total lease cost	$149

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2019:

Three Months Ended
March 31,
2019
2019	$285
2020	370
2021	357
2022	296
2023	288
Thereafter	812
Total lease payments	$2,408
Less: Imputed Interest	275
Present value of lease liabilities	$2,133

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

Three Months Ended
March 31,
2019
Weighted-average remaining lease term-operating leases (years)	6.30
Weighted-average discount rate-operating leases	3.17%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2019 compared to December 31, 2018, and the consolidated results of operations for the three-month period ended March 31, 2019, compared to the same period in 2018. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2019 were $2,277,702 compared to $2,138,954 at December 31, 2018, an increase of $138,748, or 6.5%. The increase in total assets was due to increases in cash and due from financial institutions of $121,315, accompanied by other increases in securities available for sale, loans, bank owned life insurance and other assets. Total liabilities at March 31, 2019 were $1,965,645 compared to $1,840,056 at December 31, 2018, an increase of $125,589, or 6.8%. The increase in total liabilities was mainly attributable to an increase in total deposits, mainly due to our participation in the tax refund processing program and accrued expenses and other liabilities, partially offset by a decrease in FHLB advances of $66,500.

Loans outstanding as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Commercial & Agriculture	$179,200	$177,101
Commercial Real Estate—Owner Occupied	217,030	210,121
Commercial Real Estate—Non-Owner Occupied	539,420	523,598
Residential Real Estate	461,340	457,850
Real Estate Construction	123,905	135,195
Farm Real Estate	35,645	38,513
Consumer and Other	16,653	19,563
Total loans	1,573,193	1,561,941
Allowance for loan losses	(13,822)	(13,679)
Net loans	$1,559,371	$1,548,262

Net loans have increased $11,109 or 0.7% since December 31, 2018. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied and Residential Real Estate loan portfolios increased $2,099, $6,909, $15,822 and $3,490, respectively since December 31, 2018, while the Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios decreased $11,290, $2,868 and $2,910, respectively since December 31, 2018.  At March 31, 2019, the net loan to deposit ratio was 88.3% compared to 98.0% at December 31, 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

During the first three months of 2019 and 2018, there were no provisions made to the allowance for loan losses from earnings. Net recoveries for the first three months of 2019 totaled $143, compared to net charge offs of $320 in the first three months of 2018. For the first three months of 2019, the Company charged off a total of 13 loans. Five Real Estate Mortgage loans totaling $98, one Commercial Real Estate – Owner Occupied loan totaling $60, one Real Estate Construction loan totaling $24 and six Consumer and Other loans totaling $57 were charged off in the first three months of the year. In addition, during the first three months of 2019, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $1, Commercial Real Estate – Owner Occupied loans of $223, Commercial Real Estate – Non-Owner Occupied loans of $14, Real Estate Mortgage loans of $124, Farm Real Estate loans of $1 and Consumer and Other loans of $19. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $847 since December 31, 2018, which was due to a decrease in loans on nonaccrual status of $857, partially offset by an increase in loans past due 90 days and accruing of $10. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicate that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 0.88% at March 31, 2019 and December 31, 2018, respectively.

The available for sale security portfolio increased by $3,640, from $346,294 at December 31, 2018 to $349,934 at March 31, 2019.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2019, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $249 from December 31, 2018 to March 31, 2019. The decrease is the result of new purchases of $216, offset by depreciation of $465.

Bank owned life insurance (BOLI) increased $1,202 from December 31, 2018 to March 31, 2019. The Company purchased additional policies totaling $955 during the period ended March 31, 2019.  The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $2,084 from December 31, 2018 to March 31, 2019.  The increase is the result of increases in the market value of swap assets and right-of-use (ROU) assets. We adopted ASU 2016-02, effective January 1, 2019, which requires the recognition of lease assets for those leases classified as operating leases.  At March 31, 2019, the ROU assets totaled $2,133.

Total deposits as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Noninterest-bearing demand	$657,510	$468,083
Interest-bearing demand	284,369	261,996
Savings and money market	550,591	582,128
Time deposits	273,331	267,686
Total Deposits	$1,765,801	$1,579,893

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at March 31, 2019 increased $185,908 from year-end 2018. Noninterest-bearing deposits increased $189,427 from year-end 2018, while interest-bearing deposits, including savings and time deposits, decreased $3,519 from December 31, 2018. The increase in noninterest-bearing deposits was primarily due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $187,134.  This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2018 over the next two quarters. The year-to-date average balance of total deposits increased $426,689 compared to the average balance for the same period in 2018 mainly due to the United Community Bancorp (“UCB”) acquisition in the third quarter of 2018.

FHLB advances decreased $66,500 from December 31, 2018 to March 31, 2019. The decrease is due to a decrease in overnight funds of $66,500. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $229 from December 31, 2018 to March 31, 2019.

Accrued expenses and other liabilities increased $6,410 from December 31, 2018 to March 31, 2019.  The increase is primarily the result of increases in lease liabilities of $2,133, swap liabilities of $2,073 and a clearing account related to the tax refund processing program of $2,037.

Shareholders’ equity at March 31, 2019 was $312,057, or 13.7% of total assets, compared to $298,898, or 14.0% of total assets, at December 31, 2018. The increase was the result of net income of $9,669, a decrease in the Company’s pension liability, net of tax, of $116, an increase in the fair value of securities available for sale, net of tax, of $4,853 and offset by dividends on preferred shares and common shares of $164 and $1,404, respectively. Total outstanding common shares at March 31, 2019 were 15,624,113, which increased from 15,603,499 common shares outstanding at December 31, 2018. Common shares outstanding increased as a result of the grant of 21,106 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The Company had a net income of $9,669 for the three months ended March 31, 2019, an increase of $2,680 from net income of $6,989 for the same three months of 2018. Basic earnings per common share were $0.61 for the quarter ended March 31, 2019, compared to $0.65 for the same period in 2018. Diluted earnings per common share were $0.57 for the quarter ended March 31, 2019, compared to $0.55 for the same period in 2018. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2019 was $21,719, an increase of $6,947 from $14,772 in the same three months of 2018.  This increase is the result of an increase of $8,660 in total interest income with only an increase of $1,713 in interest expense.  Interest-earning assets averaged $2,017,523 during the three months ended March 31, 2019, an increase of $514,580 from $1,502,943 for the same period of 2018.  The Company’s average interest-bearing liabilities increased from $891,071 in 2018 to $1,275,064 in 2019, largely due to the UCB acquisition in the third quarter of 2018.  The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2019 and 2018 was 4.45% and 4.05%, respectively.

Total interest income increased $8,660 to $24,584 for the period ended March 31, 2019 which is attributable to an increase of $7,324 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio.  The average balance of loans increased by $416,767 or 36.3% to $1,564,208 for the period ended March 31, 2019 as compared to $1,147,441 for the period ended March 31, 2018.  The loan yield increased to 5.44% for 2019, from 4.82% in 2018.  The net increase in interest and fees earned on loans attributable to the UCB acquisition was $3,504 for the period ended March 31, 2019.

Interest on taxable securities increased $762 to $1,748 for the period ended March 31, 2019, compared to $986 for the same period in 2018.  The average balance of taxable securities increased $66,601 to $207,600 for the period ended March 31, 2019 as compared to $140,999 for the period ended March 31, 2018.  The yield on taxable securities increased 60 basis points to 3.43% for 2019, compared to 2.83% for 2018.  Interest on tax-exempt securities increased $473 to $1,351 for the period ended March 31, 2019, compared to $878 for the same period in 2018.  The average balance of tax-exempt securities increased $56,141 to $157,619 for the period ended March 31, 2019 as compared to $101,478 for the period ended March 31, 2018.  The yield on tax-exempt securities decreased 4 basis points to 4.49% for 2019, compared to 4.53% for 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest expense increased $1,713 or 148.7% to $2,865 for the period ended March 31, 2019, compared with $1,152 for the same period in 2018.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities and rate.  For the period ended March 31, 2019 the average balance of interest-bearing liabilities increased $383,993 to $1,275,064 as compared to $891,071 for the period ended March 31, 2018.  Interest incurred on deposits increased by $1,184 to $1,891 for the period ended March 31, 2019, compared to $707 for the same period in 2018.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $322,569 for the period ended March 31, 2019 as compared to the same period in 2018.  In addition, the rate paid on demand and savings accounts increased from0.17% in 2018 to 0.34% in 2019 and the rate paid on time deposits increased from 0.98% to 1.77% in 2019.  Interest expense incurred on FHLB advances and subordinated debentures increased 120.2% from 2018.  The increase was due to a $57,625 increase in average balance from 2018 and a 52 basis point increase in rate from 2018.  The UCB acquisition resulted in a net increase of interest expense of $792 for the period ended March 31, 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2019 and 2018. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2019			2018
Assets:	Average balance	Interest	Yield/rate*	Average balance	Interest	Yield/rate*
Interest-earning assets:
Loans, including fees	$1,564,208	$20,963	5.44%	$1,147,441	$13,639	4.82%
Taxable securities	207,600	1,748	3.43%	140,999	986	2.83%
Tax-exempt securities	157,619	1,351	4.49%	101,478	878	4.53%
Interest-bearing deposits in other banks	88,096	522	2.40%	113,025	421	1.51%
Total interest-earning assets	$2,017,523	$24,584	5.02%	$1,502,943	$15,924	4.37%
Noninterest-earning assets:
Cash and due from financial institutions	92,782			90,358
Premises and equipment, net	21,924			17,529
Accrued interest receivable	6,534			4,445
Intangible assets	86,116			28,368
Other assets	20,053			11,243
Bank owned life insurance	43,643			25,175
Less allowance for loan losses	(13,885)			(13,141)
Total Assets	$2,274,690			$1,666,920
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$855,666	$708	0.34%	$616,213	$252	0.17%
Time	270,507	1,183	1.77%	187,391	455	0.98%
FHLB advance	97,267	597	2.49%	39,642	152	1.56%
Subordinated debentures	29,427	372	5.13%	29,427	288	3.97%
Repurchase Agreements	22,197	5	0.09%	18,398	5	0.11%
Total interest-bearing liabilities	$1,275,064	$2,865	0.91%	$891,071	$1,152	0.52%
Noninterest-bearing deposits	680,929			576,809
Other liabilities	17,041			14,608
Shareholders’ Equity	301,656			184,432
Total Liabilities and Shareholders’ Equity	$2,274,690			$1,666,920
Net interest income and interest rate spread		$21,719	4.11%		$14,772	3.85%
Net interest margin			4.45%			4.05%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2019 and 2018. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$5,421	$1,903	$7,324
Taxable securities	524	238	762
Tax-exempt securities	480	(7)	473
Interest-bearing deposits in other banks	(108)	209	101
Total interest income	$6,317	$2,343	$8,660
Interest expense:
Demand and savings	$126	$330	$456
Time	259	469	728
FHLB advance	315	130	445
Subordinated debentures	—	84	84
Repurchase agreements	1	(1)	—
Total interest expense	$701	$1,012	$1,713
Net interest income	$5,616	$1,331	$6,947

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  During the quarters ended March 31, 2019 and March 31, 2018, no provision for loan losses was provided.  Management’s analysis of the provision for the quarters ended March 31, 2019 and March31, 2018, indicated that no provision was required.

Noninterest income for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Service charges	$1,456	$1,134
Net loss on sale of securities	4	—
Net gain on equity securities	2	40
Net gain on sale of loans	331	333
ATM/Interchange fees	906	554
Wealth management fees	847	852
Bank owned life insurance	247	142
Tax refund processing fees	2,200	2,200
Other	291	361
Total noninterest income	$6,284	$5,616

Noninterest income for the three months ended March 31, 2019 was $6,284, an increase of $668 or 11.9% from $5,616 for the same period of 2018. The increase was primary due to increases in service charge fees of $322, ATM/Interchange fees of $352 and bank owned life insurance of $105 which was offset by a decrease in other income of $70.

The increases in service charge fee income, ATM/Interchange fees and bank owned life insurance income is primarily attributable to the Company’s acquisition of UCB during the third quarter of 2018.  Other income decreased primarily as a result of lower swap fee income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,200 during the period ended March 31, 2019 and 2018.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Compensation expense	$9,805	$7,374
Net occupancy expense	1,040	761
Equipment expense	463	374
Contracted data processing	419	348
FDIC assessment	192	151
State franchise tax	401	318
Professional services	694	552
Amortization of intangible assets	240	33
ATM expense	378	218
Marketing	340	318
Other operating expenses	2,477	1,758
Total noninterest expense	$16,449	$12,205

Noninterest expense for the three months ended March 31, 2019 was $16,449, an increase of $4,244, or 34.8%, from $12,205 reported for the same period of 2018. The primary reasons for the increase were increases in compensation expenses of $2,431, net occupancy expense of $279, equipment expense of $89, contracted data processing expenses of $71, FDIC assessments of $41, state franchise taxes of $83, professional services costs of $142, amortization expense of $207, ATM expense of $160 and other operating expenses of $719.

The increase in compensation expense is mainly due to being a larger company as a result of the acquisition of UCB.  In addition, the increase can be attributed to payroll and payroll related expenses due to annual pay increases, commission based costs, stock-based compensation and employee insurance cost increases.  The increases in net occupancy expense, equipment expense, contracted data processing expenses, FDIC assessments, amortization expense, ATM expense and other operating expenses are primarily due to being a larger company as a result of the acquisition of UCB.  The quarter-over-quarter increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax. The increase in professional services costs is due to increases in shareholder expense, investment advisory services and consulting expenses.

Income tax expense for the three months ended March 31, 2019 totaled $1,885, up $691 compared to the same period in 2018. The effective tax rates for the three-month periods ended March 31, 2019 and 2018 were 16.3% and 14.6%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $312,057 at March 31, 2019 compared to $298,898 at December 31, 2018. The increase in shareholders’ equity included net income of $9,669, a $116 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $4,853, which was partially offset by dividends on preferred stock and common stock of $164 and $1,404, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2019 and December 31, 2018 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2019	16.5%	15.6%	13.3%	11.6%
Company Ratios—December 31, 2018	16.1%	15.3%	12.9%	12.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

The Company paid a cash dividend of $0.09 per common share on February 1, 2019. In 2018, the Company paid a cash dividend of $0.07 per common share on February 1, 2018. The Company also paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $164 on March 15, 2019. In 2018, the Company paid a 6.50% cash dividend on its Series B preferred shares in the amount of approximately $303 on March 15, 2018.

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $10,877, or 3.1% of the total security portfolio at March 31, 2019. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $12,905 and $6,613 for the three months ended March 31, 2019 and 2018, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was ($9,201) and $3,310 for the three months ended March 31, 2019 and 2018, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and borrowings comprised most of our financing activities, which resulted in net cash provided by of $117,611 and $68,528 for the three months ended March 31, 2019 and 2018, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of March 31, 2019, Civista had total credit availability with the FHLB of $552,662 with standby letters of credit totaling $20,100 and a remaining borrowing capacity of approximately $405,462. In addition, Civista Bancshares, Inc. maintains a credit line totaling $10,000.

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

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments to hedge interest rate risk in the past and does not currently intend to purchase such instruments in the near future. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Company.

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2018 and March 31, 2019, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at March 31, 2019 and December 31, 2018.

The Company had derivative financial instruments as of December 31, 2018 and March 31, 2019. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2019			December 31, 2018
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	462,458	43,915	10%	417,572	29,451	8%
+100bp	447,282	28,739	7%	409,514	21,393	6%
Base	418,543	—	—	388,121	—	—
-100bp	391,450	(28,739)	-6%	366,486	(21,393)	-6%

The change in net portfolio value from December 31, 2018 to March 31, 2019, can be attributed to a couple of factors. While the yield curve has fallen from the end of the year, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, but the mix has shifted toward cash. Similarly, the volume of deposits has increased, while the mix has shifted away from borrowed money toward deposits. The balance change from the end of the year led to an increase in the base net portfolio value. Assets have shifted toward less volatile components while liabilities have shifted toward more volatile components. Combined, this led to a small increase in volatility. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities. Accordingly, we see a small increase in the net portfolio value. However, a downward change in rates would lead to a decrease in the net portfolio value as the market value of liabilities would increase more quickly than the market value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2019, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6.	Exhibits

Exhibit	Description	Location

3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018.	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K, filed on November 16, 2018 and incorporated herein by reference. (File No. 001-36192)
3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008)

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2019 and 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 10, 2019
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 10, 2019
Todd A. Michel	Date
Senior Vice President, Controller