Form 10-Q
period 2019-06-30
CIVISTA BANCSHARES, INC.
filed 2019-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 5, 2019—15,650,082 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$49,839	$42,779
Securities available for sale	359,473	346,294
Equity securities	1,039	1,070
Loans held for sale	2,563	1,391
Loans, net of allowance of $13,786 and $13,679	1,584,984	1,548,262
Other securities	20,280	21,021
Premises and equipment, net	21,720	22,021
Accrued interest receivable	7,350	6,723
Goodwill	76,851	76,851
Other intangible assets	8,855	9,352
Bank owned life insurance	44,491	43,037
Other assets	25,550	20,153
Total assets	$2,202,995	$2,138,954
LIABILITIES
Deposits
Noninterest-bearing	$496,541	$468,083
Interest-bearing	1,136,179	1,111,810
Total deposits	1,632,720	1,579,893
Short-term Federal Home Loan Bank advances	121,300	188,600
Securities sold under agreements to repurchase	15,554	22,199
Other borrowings	55,000	5,000
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	24,782	14,937
Total liabilities	1,878,783	1,840,056
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 10,120 shares issued, net of issuance costs	9,364	9,364
Common shares, no par value, 20,000,000 shares authorized, 16,381,023 shares issued at June 30, 2019 and 16,351,463 shares issued at December 31, 2018	267,275	266,901
Retained earnings	56,199	41,320
Treasury shares, 747,964 common shares at cost	(17,235)	(17,235)
Accumulated other comprehensive income (loss)	8,609	(1,452)
Total shareholders’ equity	324,212	298,898
Total liabilities and shareholders’ equity	$2,202,995	$2,138,954

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$21,657	$14,144	$42,619	$27,783
Taxable securities	1,694	1,040	3,442	2,026
Tax-exempt securities	1,408	886	2,760	1,764
Federal funds sold and other	167	90	689	511
Total interest and dividend income	24,926	16,160	49,510	32,084
Interest expense
Deposits	1,976	570	3,867	1,277
Federal Home Loan Bank advances	831	482	1,429	634
Subordinated debentures	372	338	744	626
Securities sold under agreements to repurchase and other	5	4	10	9
Total interest expense	3,184	1,394	6,050	2,546
Net interest income	21,742	14,766	43,460	29,538
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	21,742	14,766	43,460	29,538
Noninterest income
Service charges	1,552	1,359	3,008	2,493
Net gain on sale of securities	10	6	14	6
Net gain (loss) on equity securities	(33)	35	(31)	75
Net gain on sale of loans	555	474	886	807
ATM/Interchange fees	951	588	1,857	1,142
Wealth management fees	911	836	1,758	1,688
Bank owned life insurance	252	144	499	286
Tax refund processing fees	550	550	2,750	2,750
Other	356	398	647	759
Total noninterest income	5,104	4,390	11,388	10,006
Noninterest expense
Compensation expense	9,548	7,385	19,353	14,759
Net occupancy expense	964	862	2,004	1,623
Equipment expense	480	324	943	698
Contracted data processing	447	2,739	866	3,087
FDIC assessment	106	116	298	267
State franchise tax	499	363	899	681
Professional services	700	1,483	1,395	2,035
Amortization of intangible assets	235	26	475	59
ATM expense	546	208	924	426
Marketing	367	320	707	638
Other operating expenses	2,747	2,102	5,224	3,860
Total noninterest expense	16,639	15,928	33,088	28,133
Income before taxes	10,207	3,228	21,760	11,411
Income tax expense	1,546	214	3,430	1,408
Net Income	8,661	3,014	18,330	10,003
Preferred stock dividends	164	299	328	602
Net income available to common shareholders	$8,497	$2,715	$18,002	$9,401
Earnings per common share, basic	$0.54	$0.26	$1.15	$0.91
Earnings per common share, diluted	$0.51	$0.24	$1.08	$0.79

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$8,661	$3,014	$18,330	$10,003
Other comprehensive income (loss), net of reclassification adjustment:
Unrealized holding gains (losses) on available for sale securities	6,299	(684)	12,441	(3,898)
Tax effect	(1,323)	143	(2,612)	818
Pension liability adjustment	147	143	294	286
Tax effect	(31)	(30)	(62)	(60)
Total other comprehensive income (loss)	5,092	(428)	10,061	(2,854)
Comprehensive income	$13,753	$2,586	$28,391	$7,149

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2019	10,120	$9,364	15,624,113	$266,990	$49,421	$(17,235)	$3,517	$312,057
Net Income	—	—	—	—	8,661	—	—	8,661
Other comprehensive income	—	—	—	—	—	—	5,092	5,092
Stock-based compensation	—	—	8,946	285	—	—	—	285
Common stock dividends ($0.11 per share)	—	—	—	—	(1,719)	—	—	(1,719)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(164)	—	—	(164)
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, March 30, 2018	18,409	$17,034	10,243,274	$154,170	$37,902	$(17,235)	$(3,828)	$188,043
Net Income	—	—	—	—	3,014	—	—	3,014
Other comprehensive loss	—	—	—	—	—	—	(428)	(428)
Conversion of Series B preferred shares to common shares	(4,089)	(3,784)	522,904	3,784	—	—	—	—
Stock-based compensation	—	—	22,714	237	—	—	—	237
Common stock dividends ($0.07 per share)	—	—	—	—	(719)	—	—	(719)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(299)	—	—	(299)
Balance, June 30, 2018	14,320	$13,250	10,788,892	$158,191	$39,898	$(17,235)	$(4,256)	$189,848

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	18,330	—	—	18,330
Other comprehensive income	—	—	—	—	—	—	10,061	10,061
Stock-based compensation	—	—	29,560	374	—	—	—	374
Common stock dividends ($0.20 per share)	—	—	—	—	(3,123)	—	—	(3,123)
Preferred stock dividends ($32.50 per share)	—	—	—	—	(328)	—	—	(328)
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	10,003	—	—	10,003
Other comprehensive loss	—	—	—	—	—	—	(2,854)	(2,854)
Conversion of Series B preferred shares to common shares	(4,440)	(4,108)	567,703	4,108	—	—	—	—
Stock-based compensation	—	—	22,714	273	—	—	—	273
Common stock dividends ($0.14 per share)	—	—	—	—	(1,433)	—	—	(1,433)
Preferred stock dividends ($32.50 per share)	—	—	—	—	(602)	—	—	(602)
Balance, June 30, 2018	14,320	$13,250	10,788,892	$158,191	$39,898	$(17,235)	$(4,256)	$189,848

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Net cash from operating activities	$20,369	$5,324
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	25,887	9,332
Purchases of securities, available-for-sale	(43,998)	(14,606)
Sale of securities available for sale	16,829	—
Redemption of other securities	741	—
Purchase of bank owned life insurance	(955)	—
Net loan originations	(36,593)	(15,382)
Proceeds from sale of other real estate owned properties	—	34
Proceeds from sale of premises and equipment	—	238
Premises and equipment purchases	(651)	(292)
Net cash used for investing activities	(38,740)	(20,676)
Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(10,000)
Proceeds from long-term FHLB advances	50,000	—
Net change in short-term FHLB advances	(67,300)	94,300
Increase (decrease) in deposits	52,827	(58,751)
Decrease in securities sold under repurchase agreements	(6,645)	(7,525)
Common dividends paid	(3,123)	(1,433)
Preferred dividends paid	(328)	(602)
Net cash provided by financing activities	25,431	15,989
Increase in cash and due from financial institutions	7,060	637
Cash and due from financial institutions at beginning of period	42,779	40,519
Cash and due from financial institutions at end of period	$49,839	$41,156
Cash paid during the period for:
Interest	$6,018	$2,854
Income taxes	2,350	1,500
Supplemental cash flow information:
Transfer of loans held for sale to portfolio	—	85
Conversion of preferred shares to common shares	—	4,108
Securities purchased not settled	2,102	855
Increase in right-of-use asset on leases	(2,452)	—
Increase in lease liability	2,452	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2019. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through June 30, 2019. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2019 and its results of operations and changes in cash flows for the periods ended June 30, 2019 and 2018 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2018 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $411,239, or 25.7% of total loans, as of June 30, 2019, and the other is to Lessors of Residential Buildings and Dwellings totaling $160,518, or 10.0% of total loans, as of June 30, 2019. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include Federal Funds sold and deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. Management is in the process of evaluating the impact adoption of this update will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the affect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements: (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606  (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.  For public business entities, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$21,779	$221	$(22)	$21,978
Obligations of states and political subdivisions	180,496	11,245	(6)	191,735
Mortgage-backed securities in government sponsored entities	141,788	4,153	(181)	145,760
Total debt securities	$344,063	$15,619	$(209)	$359,473

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,623	$202	$(140)	$30,685
Obligations of states and political subdivisions	168,993	3,680	(602)	172,071
Mortgage-backed securities in government sponsored entities	143,707	1,024	(1,193)	143,538
Total debt securities	$343,323	$4,906	$(1,935)	$346,294

The amortized cost and fair value of securities at June 30, 2019, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$10,871	$10,851
Due after one year through five years	16,215	16,516
Due after five years through ten years	21,705	23,070
Due after ten years	153,484	163,276
Mortgage-backed securities	141,788	145,760
Total securities available for sale	$344,063	$359,473

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sale proceeds	$—	$—	$16,829	$—
Gross realized gains	—	—	47	—
Gross realized losses	—	—	43	—
Gains from securities called or settled by the issuer	10	6	10	6

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $136,488 and $114,145 as of June 30, 2019 and December 31, 2018, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at June 30, 2019 and December 31, 2018 not recognized in income are as follows:

June 30, 2019	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,549	$(22)	$3,549	$(22)
Obligations of states and political subdivisions	—	—	2,882	(6)	2,882	(6)
Mortgage-backed securities in gov’t sponsored entities	—	—	25,086	(181)	25,086	(181)
Total temporarily impaired	$—	$—	$31,517	$(209)	$31,517	$(209)

December 31, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$16,469	$(140)	$16,469	$(140)
Obligations of states and political subdivisions	8,008	(71)	25,890	(531)	33,898	(602)
Mortgage-backed securities in gov’t sponsored entities	6,630	(90)	40,333	(1,103)	46,963	(1,193)
Total temporarily impaired	$14,638	$(161)	$82,692	$(1,774)	$97,330	$(1,935)

At June 30, 2019, there were thirty-eight securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and six-months ended June 30, 2019 and 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized on equity securities during the period	$(33)	$35	$(31)	$75
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$(33)	$35	$(31)	$75

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30, 2019	December 31, 2018
Commercial & Agriculture	$186,423	$177,101
Commercial Real Estate- Owner Occupied	218,183	210,121
Commercial Real Estate- Non-Owner Occupied	530,570	523,598
Residential Real Estate	466,581	457,850
Real Estate Construction	144,448	135,195
Farm Real Estate	36,116	38,513
Consumer and Other	16,449	19,563
Total loans	1,598,770	1,561,941
Allowance for loan losses	(13,786)	(13,679)
Net loans	$1,584,984	$1,548,262

Included in total loans above are net deferred loan fees of $259 and $389 at June 30, 2019 and December 31, 2018, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $13,786 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2019. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended June 30, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,834	$(27)	$3	$18	$1,828
Commercial Real Estate:
Owner Occupied	1,979	—	17	13	2,009
Non-Owner Occupied	5,989	—	30	(152)	5,867
Residential Real Estate	1,434	(105)	37	332	1,698
Real Estate Construction	971	—	—	164	1,135
Farm Real Estate	366	—	1	(2)	365
Consumer and Other	251	(24)	32	(58)	201
Unallocated	998	—	—	(315)	683
Total	$13,822	$(156)	$120	$—	$13,786

For the three months ended June 30, 2019, the allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances and loss rates.  This was represented as a decrease in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The allowance for Consumer and Other loans was reduced by a decrease in loss rates and recoveries on previously charged off amounts. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2019.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the six months ended June 30, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,747	$(27)	$4	$104	$1,828
Commercial Real Estate:
Owner Occupied	1,962	(60)	239	(132)	2,009
Non-Owner Occupied	5,803	—	44	20	5,867
Residential Real Estate	1,531	(203)	162	208	1,698
Real Estate Construction	1,046	(24)	—	113	1,135
Farm Real Estate	397	—	2	(34)	365
Consumer and Other	284	(81)	51	(53)	201
Unallocated	909	—	—	(226)	683
Total	$13,679	$(395)	$502	$—	$13,786

For the six months ended June 30, 2019, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by a decrease in the loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate –Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by net recoveries on previously charged off amounts, resulting in a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by a decrease in the loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in the general reserves required for the type as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2019.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2019 and December 31, 2018.

June 30, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,828	$1,828
Commercial Real Estate:
Owner Occupied	—	10	1,999	2,009
Non-Owner Occupied	—	—	5,867	5,867
Residential Real Estate	—	97	1,601	1,698
Real Estate Construction	—	—	1,135	1,135
Farm Real Estate	—	—	365	365
Consumer and Other	—	—	201	201
Unallocated	—	—	683	683
Total	$—	$107	$13,679	$13,786
Outstanding loan balances:
Commercial & Agriculture	$29	$367	$186,027	$186,423
Commercial Real Estate:
Owner Occupied	—	459	217,724	218,183
Non-Owner Occupied	—	379	530,191	530,570
Residential Real Estate	559	1,126	464,896	466,581
Real Estate Construction	—	—	144,448	144,448
Farm Real Estate	—	682	35,434	36,116
Consumer and Other	—	—	16,449	16,449
Total	$588	$3,013	$1,595,169	$1,598,770

December 31, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,747	$1,747
Commercial Real Estate:
Owner Occupied	—	12	1,950	1,962
Non-Owner Occupied	—	—	5,803	5,803
Residential Real Estate	8	122	1,401	1,531
Real Estate Construction	—	—	1,046	1,046
Farm Real Estate	—	7	390	397
Consumer and Other	—	—	284	284
Unallocated	—	—	909	909
Total	$8	$141	$13,530	$13,679
Outstanding loan balances:
Commercial & Agriculture	$41	$367	$176,693	$177,101
Commercial Real Estate:
Owner Occupied	—	484	209,637	210,121
Non-Owner Occupied	—	31	523,567	523,598
Residential Real Estate	883	1,279	455,688	457,850
Real Estate Construction	—	—	135,195	135,195
Farm Real Estate	—	696	37,817	38,513
Consumer and Other	—	—	19,563	19,563
Total	$924	$2,857	$1,558,160	$1,561,941

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of June 30, 2019 and December 31, 2018. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$181,688	$2,049	$2,686	$—	$186,423
Commercial Real Estate:
Owner Occupied	208,914	3,916	5,353	—	218,183
Non-Owner Occupied	527,609	2,297	664	—	530,570
Residential Real Estate	71,137	387	6,087	—	77,611
Real Estate Construction	135,222	—	10	—	135,232
Farm Real Estate	32,092	872	3,152	—	36,116
Consumer and Other	1,037	—	8	—	1,045
Total	$1,157,699	$9,521	$17,960	$—	$1,185,180

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$173,783	$1,509	$1,809	$—	$177,101
Commercial Real Estate:
Owner Occupied	201,228	3,512	5,381	—	210,121
Non-Owner Occupied	520,487	2,023	1,088	—	523,598
Residential Real Estate	70,908	580	7,363	—	78,851
Real Estate Construction	124,769	13	41	—	124,823
Farm Real Estate	32,908	3,096	2,509	—	38,513
Consumer and Other	1,713	—	20	—	1,733
Total	$1,125,796	$10,733	$18,211	$—	$1,154,740

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2019 and December 31, 2018 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

June 30, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$388,970	$9,216	$15,404	$413,590
Nonperforming	—	—	—	—
Total	$388,970	$9,216	$15,404	$413,590

December 31, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$378,999	$10,372	$17,830	$407,201
Nonperforming	—	—	—	—
Total	$378,999	$10,372	$17,830	$407,201

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2019 and December 31, 2018.

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$298	$244	$93	$635	$185,759	$29	$186,423	$—
Commercial Real Estate:
Owner Occupied	402	249	529	1,180	217,003	—	218,183	—
Non-Owner Occupied	250	—	9	259	530,311	—	530,570	—
Residential Real Estate	551	733	1,191	2,475	463,547	559	466,581	—
Real Estate Construction	—	—	—	—	144,448	—	144,448	—
Farm Real Estate	—	145	11	156	35,960	—	36,116	—
Consumer and Other	57	20	2	79	16,370	—	16,449	—
Total	$1,558	$1,391	$1,835	$4,784	$1,593,398	$588	$1,598,770	$—

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$225	$—	$92	$317	$176,743	$41	$177,101	$—
Commercial Real Estate:
Owner Occupied	547	413	564	1,524	208,597	—	210,121	—
Non-Owner Occupied	288	290	372	950	522,648	—	523,598	—
Residential Real Estate	7,118	677	806	8,601	448,366	883	457,850	—
Real Estate Construction	—	12	27	39	135,156	—	135,195	—
Farm Real Estate	33	—	158	191	38,322	—	38,513	—
Consumer and Other	117	57	9	183	19,380	—	19,563	—
Total	$8,328	$1,449	$2,028	$11,805	$1,549,212	$924	$1,561,941	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commercial & Agriculture	$205	$270
Commercial Real Estate:
Owner Occupied	1,112	942
Non-Owner Occupied	9	374
Residential Real Estate	3,482	3,886
Real Estate Construction	10	41
Farm Real Estate	308	338
Consumer and Other	5	18
Total	$5,131	$5,869

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2019, TDRs accounted for $107 of the allowance for loan losses. As of December 31, 2018, TDRs accounted for $143 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the six-months ended June 30, 2019 and June 30, 2018 were as follows.  There were no loans modified in a TDR during the three-months ended June 30, 2019 and June 30, 2018:

For the Six-Month Period Ended
June 30, 2019
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

During both the three- and six-month periods ended June 30, 2019 and June 30, 2018, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$367	$367		$367	$367
Commercial Real Estate:
Owner Occupied	179	179		193	193
Non-Owner Occupied	379	379		31	34
Residential Real Estate	876	948		1,017	1,089
Farm Real Estate	682	682		256	256
Total	2,483	2,555		1,864	1,939
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	280	280	$10	291	291	$12
Residential Real Estate	250	254	97	262	265	122
Farm Real Estate	—	—	—	440	440	7
Total	530	534	107	993	996	141
Total:
Commercial & Agriculture	367	367	—	367	367	—
Commercial Real Estate:
Owner Occupied	459	459	10	484	484	12
Non-Owner Occupied	379	379	—	31	34	—
Residential Real Estate	1,126	1,202	97	1,279	1,354	122
Farm Real Estate	682	682	—	696	696	7
Total	$3,013	$3,089	$107	$2,857	$2,935	$141

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-and six-month periods ended June 30, 2019 and 2018.

	June 30, 2019		June 30, 2018
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$367	$6	$993	$6
Commercial Real Estate—Owner Occupied	465	9	524	8
Commercial Real Estate—Non-Owner Occupied	381	5	41	2
Residential Real Estate	1,137	15	1,321	17
Farm Real Estate	687	8	785	8
Total	$3,037	$43	$3,664	$41

	June 30, 2019		June 30, 2018
For the six months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$367	$12	$808	$13
Commercial Real Estate—Owner Occupied	472	17	686	17
Commercial Real Estate—Non-Owner Occupied	264	9	42	3
Residential Real Estate	1,184	31	1,334	34
Farm Real Estate	690	15	726	15
Total	$2,977	$84	$3,596	$82

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended June 30, 2019	For the Three-Month Period Ended June 30, 2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$326	$8
Acquisition of PCI loans	—	—
Accretion	(67)	(2)
Balance at end of period	$259	$6

	For the Six-Month Period Ended June 30, 2019	For the Six-Month Period Ended June 30, 2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$336	$15
Acquisition of PCI loans	—	—
Accretion	(77)	(9)
Balance at end of period	$259	$6

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2019	At December 31, 2018
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$1,357	$1,805
Carrying amount	588	924

There has been $0 and $8 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2019 and December 31, 2018, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2019 and December 31, 2018, respectively, foreclosed assets included in other assets totaled $0. As of June 30, 2019 and December 31, 2018, the Company had initiated formal foreclosure procedures on $531 and $311, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2019(a)			June 30, 2018(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$7,200	$(3,683)	$3,517	$368	$(4,196)	$(3,828)
Other comprehensive income (loss) before reclassifications	4,984	—	4,984	(536)	—	(536)
Amounts reclassified from accumulated other comprehensive loss	(8)	116	108	(5)	113	108
Net current-period other comprehensive income (loss)	4,976	116	5,092	(541)	113	(428)
Ending balance	$12,176	$(3,567)	$8,609	$(173)	$(4,083)	$(4,256)

(a)	Amounts in parentheses indicate debits on the consolidated balance sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Loss Components	For the Three months ended June 30, 2019	For the Three months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$10	$6	Net gain on securities available for sale
Tax effect	(2)	(1)	Income tax expense
	8	5	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(147)	(143)	Other operating expenses
Tax effect	31	30	Income tax expense
	(116)	(113)	Net of tax
Total reclassifications for the period	$(108)	$(108)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2019(a)			June 30, 2018(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,347	$(3,799)	$(1,452)	$3,185	$(4,309)	$(1,124)
Other comprehensive income (loss) before reclassifications	9,840	—	9,840	(3,075)	—	(3,075)
Amounts reclassified from accumulated other comprehensive loss	(11)	232	221	(5)	226	221
Net current-period other comprehensive income (loss)	9,829	232	10,061	(3,080)	226	(2,854)
Reclassification of equity securities from accumulated other comprehensive loss	—	—	—	(278)	—	(278)
Ending balance	$12,176	$(3,567)	$8,609	$(173)	$(4,083)	$(4,256)

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Loss Components	For the Six months ended June 30, 2019	For the Six months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$14	$6	Net gain on securities available for sale
Tax effect	(3)	(1)	Income tax expense
	11	5	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(294)	(286)	Other operating expenses
Tax effect	62	60	Income tax expense
	(232)	(226)	Net of tax
Total reclassifications for the period	$(221)	$(221)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There has been no change in the carrying amount of goodwill of $76,851 for the periods ended June 30, 2019 and December 31, 2018. Goodwill is not amortized and, instead, management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2018 and concluded that the Company’s goodwill was not impaired at December 31, 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Acquired intangible assets, other than goodwill, as of June 30, 2019 and December 31, 2018 were as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$2,183	$541	$1,642	$2,110	$446	$1,664
Core deposit intangibles	14,792	7,579	7,213	14,792	7,104	7,688
Total amortized intangible assets	$16,975	$8,120	$8,855	$16,902	$7,550	$9,352

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $235, $26, $475 and $59 for the three and six-months ended June 30, 2019 and 2018, respectively.

Aggregate mortgage servicing rights amortization was $56, $27, $95 and $43 for the three and six-months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2019	$44	$470	$514
2020	88	913	1,001
2021	87	891	978
2022	88	868	956
2023	86	841	927
Thereafter	1,249	3,230	4,479
	$1,642	$7,213	$8,855

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At June 30, 2019		At December 31, 2018
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$121,300	$—	$188,600
Maximum indebtedness	—	192,700	20,000	225,300
Average balance	—	102,108	116	113,520
Average rate paid	—	2.51%	2.58%	2.07%
Interest rate on balance	—	2.46%	—	2.45%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2019 and December 31, 2018.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2019 and December 31, 2018. All of the repurchase agreements are overnight agreements.

	June 30, 2019	December 31, 2018
Securities pledged for repurchase agreements:
U.S. Treasury securities	$615	$861
Obligations of U.S. government agencies	14,939	21,338
Total securities pledged	$15,554	$22,199
Gross amount of recognized liabilities for repurchase agreements	$15,554	$22,199
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic
Net income	$8,661	$3,014	$18,330	$10,003
Preferred stock dividends	164	299	328	602
Net income available to common shareholders—basic	$8,497	$2,715	$18,002	$9,401
Weighted average common shares outstanding—basic	15,628,537	10,470,839	15,618,154	10,342,763
Basic earnings per common share	$0.54	$0.26	$1.15	$0.91
Diluted
Net income available to common shareholders—basic	$8,497	$2,715	$18,002	$9,401
Preferred stock dividends	164	299	328	602
Net income available to common shareholders—diluted	$8,661	$3,014	$18,330	$10,003
Weighted average common shares outstanding for basic earnings per common share	15,628,537	10,470,839	15,618,154	10,342,763
Add: Dilutive effects of convertible preferred shares	1,294,175	2,144,497	1,294,175	2,263,652
Average shares and dilutive potential common shares outstanding—diluted	16,922,712	12,615,336	16,912,329	12,606,415
Diluted earnings per common share	$0.51	$0.24	$1.08	$0.79

For the three-month periods ended June 30, 2019 and June 30, 2018, there were 1,294,175 and 2,144,497, respectively, of average dilutive shares related to the Company’s convertible preferred shares.  For the six-month periods ended June 30, 2019 and June 30, 2018, there were 1,294,175 and 2,263,652, respectively, of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2019 and December 31, 2018:

	Contract Amount
	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$13,010	$380,344	$14,984	$359,220
Overdraft protection	4	46,993	3	37,201
Letters of credit	624	926	624	850
	$13,638	$428,263	$15,611	$397,271

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 4.83% to 8.50% at June 30, 2019 and from 2.88% to 8.50% at December 31, 2018, respectively. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $11,261 on June 30, 2019 and $8,891 on December 31, 2018.

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

Net periodic pension benefit was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	128	125	256	250
Expected return on plan assets	(256)	(273)	(512)	(546)
Other components	147	143	294	286
Net periodic pension benefit (cost)	$19	$(5)	$38	$(10)

The Company does not expect to make any contribution to its pension plan in 2019. The Company made no contribution to its pension plan in 2018.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 240,001 shares available for future grants under this plan at June 30, 2019.

No options had been granted under the 2014 Incentive Plan as of June 30, 2019 and 2018.

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

Finally, on May 21, 2019, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 8,946 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2020 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $196.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three and six-month periods ended June 30, 2019:

	Three months ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	44,027	$20.48	39,970	$19.10
Granted	—	—	21,106	20.65
Vested	—	—	(16,557)	17.31
Forfeited	—	—	(492)	22.41
Nonvested at end of period	44,027	$20.48	44,027	$20.48

The following is a summary of the status of the Company’s outstanding restricted shares as of June 30, 2019:

At June 30, 2019
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	4,108	$31	1.50
March 20, 2017	3,725	25	0.50
March 20, 2017	3,581	61	2.50
April 10, 2018	5,282	73	1.50
April 10, 2018	6,225	108	3.50
March 14, 2019	10,188	175	2.50
March 14, 2019	10,918	182	4.50
	44,027	$655	2.75

During the six months ended June 30, 2019, the Company recorded $178 of share-based compensation expense and $196 of director retainer fees for shares granted under the 2014 Incentive Plan. At June 30, 2019, the total compensation cost related to unvested awards not yet recognized is $655, which is expected to be recognized over the weighted average remaining life of the grants of 2.75 years.

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

The fair value of the swap asset/liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs based on similar transactions as of the valuation date and classified Level 2. The changes in fair value of these assets/liabilities had no impact on net income or comprehensive income.

Impaired loans: The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table below as it is not currently being carried at its fair value.  The fair values in the table below exclude estimated selling costs of $13 as of June 30, 2019.

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at June 30, 2019 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$21,978	$—
Obligations of states and political subdivisions	—	191,735	—
Mortgage-backed securities in government sponsored entities	—	145,760	—
Total securities available for sale	—	359,473	—
Equity securities	—	1,039	—
Swap asset	—	8,598	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	8,598	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$29

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2019	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$29	Appraisal of collateral	Appraisal adjustments	10% - 30%	26%

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2019 are as follows:

June 30, 2019	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$49,839	$49,839	$49,839	$—	$—
Other securities	20,280	20,280	20,280	—	—
Loans, held for sale	2,563	2,563	2,563	—	—
Loans, net of allowance	1,584,984	1,585,020	—	—	1,585,020
Bank owned life insurance	44,491	44,491	44,491	—	—
Accrued interest receivable	7,350	7,350	7,350	—	—
Financial Liabilities:
Nonmaturing deposits	1,364,451	1,364,451	1,364,451	—	—
Time deposits	268,269	269,293	—	—	269,293
Short-term FHLB advances	121,300	121,300	121,300	—	—
Long-term FHLB advances	55,000	57,345	—	—	57,345
Securities sold under agreement to repurchase	15,554	15,554	15,554	—	—
Subordinated debentures	29,427	35,798	—	—	35,798
Accrued interest payable	262	262	262	—	—

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

The following table summarizes the Company’s interest rate swap positions and the impact of a 1 basis point change in interest rates as of June 30, 2019.

	Notional Amount	Weighted Average Rate Received/(Paid)	Impact of a 1 basis point change in interest rates	Repricing Frequency
Derivative Assets	$130,429	5.18%	$80	Monthly
Derivative Liabilities	(130,429)	-5.18%	(80)	Monthly
Net Exposure	$—		$—

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

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $4,802 and $4,276, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,173 and $4,922 at June 30, 2019 and December 31, 2018, respectively.

During the six-months ended June 30, 2019 and 2018, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $266 and $258, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $552 and $426, respectively.  During the three-months ended June 30, 2019 and 2018, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $133 and $129, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $276 and $207, respectively. During the three- and six-months ended June 30, 2019 and 2018, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six-months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges	$1,552	$1,359	$3,008	$2,493
ATM/Interchange fees	951	588	1,857	1,142
Wealth management fees	911	836	1,758	1,688
Tax refund processing fees	550	550	2,750	2,750
Other	265	228	396	448
Noninterest Income (in-scope of Topic 606)	4,229	3,561	9,769	8,521
Noninterest Income (out-of-scope of Topic 606)	875	829	1,619	1,485
Total Noninterest Income	$5,104	$4,390	$11,388	$10,006

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The balance sheet information related to our operating leases were as follows as of June 30, 2019:

	Classification on the Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease	Other assets	$2,452
Total lease assets		$2,452
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,452
Total lease liabilities		$2,452

The cost components of our operating leases were as follows for the period ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Lease cost
Operating lease cost	$100	$195
Short-term lease cost	72	143
Sublease income	(10)	(27)
Total lease cost	$162	$311

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2019	$209
2020	408
2021	394
2022	334
2023	327
Thereafter	1,105
Total lease payments	$2,777
Less: Imputed Interest	325
Present value of lease liabilities	$2,452

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2019:

Weighted-average remaining lease term-operating leases (years)	6.80
Weighted-average discount rate-operating leases	3.11%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2019 compared to December 31, 2018, and the consolidated results of operations for the three- and six-month periods ended June 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Company at June 30, 2019 were $2,202,995 compared to $2,138,954 at December 31, 2018, an increase of $64,041, or 3.0%. The increase in total assets was due to increases in cash and due from financial institutions, securities available for sale and loans of $7,060, $13,179 and $36,722, accompanied by other increases in loans held for sale, bank owned life insurance and other assets. Total liabilities at June 30, 2019 were $1,878,783 compared to $1,840,056 at December 31, 2018, an increase of $38,727, or 2.1%. The increase in total liabilities was primarily attributable to an increase in total deposits, mainly due to our participation in the tax refund processing program and accrued expenses and other liabilities, partially offset by decreases in FHLB advances and securities sold under agreements to repurchase.

Loans outstanding as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018	$ Change	% Change
Commercial & Agriculture	$186,423	$177,101	$9,322	5.3%
Commercial Real Estate—Owner Occupied	218,183	210,121	8,062	3.8%
Commercial Real Estate—Non-Owner Occupied	530,570	523,598	6,972	1.3%
Residential Real Estate	466,581	457,850	8,731	1.9%
Real Estate Construction	144,448	135,195	9,253	6.8%
Farm Real Estate	36,116	38,513	(2,397)	-6.2%
Consumer and Other	16,449	19,563	(3,114)	-15.9%
Total loans	1,598,770	1,561,941	36,829	-3.0%
Allowance for loan losses	(13,786)	(13,679)	(107)	0.8%
Net loans	$1,584,984	$1,548,262	$36,722	2.4%

Net loans have increased $36,722 or 2.4% since December 31, 2018. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $9,322, $8,062, $6,972, $8,731 and $9,253, respectively since December 31, 2018, while the Farm Real Estate and Consumer and Other loan portfolios decreased $2,397 and $3,114, respectively since December 31, 2018.  At June 30, 2019, the net loan to deposit ratio was 97.1% compared to 98.0% at December 31, 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

During the first six months of 2019 and 2018, there were no provisions made to the allowance for loan losses from earnings. Net recoveries for the first six months of 2019 totaled $107, compared to net charge offs of $267 in the first six months of 2018. For the first six months of 2019, the Company charged off a total of 22 loans. Two Commercial & Agriculture loans totaling $27, eight Real Estate Mortgage loans totaling $203, one Commercial Real Estate – Owner Occupied loan totaling $60, one Real Estate Construction loan totaling $24 and ten Consumer and Other loans totaling $81 were charged off in the first six months of the year. In addition, during the first six months of 2019, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $4, Commercial Real Estate – Owner Occupied loans of $239, Commercial Real Estate – Non-Owner Occupied loans of $44, Real Estate Mortgage loans of $162, Farm Real Estate loans of $2 and Consumer and Other loans of $51. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $738 since December 31, 2018, which was due to a decrease in loans on nonaccrual status of $738. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 0.86% at June 30, 2019 and 0.88% December 31, 2018.

The available for sale security portfolio increased by $13,179, from $346,294 at December 31, 2018 to $359,473 at June 30, 2019.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2019, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $301 from December 31, 2018 to June 30, 2019. The decrease is the result of new purchases of $651, offset by depreciation of $952.

Bank owned life insurance (BOLI) increased $1,454 from December 31, 2018 to June 30, 2019. The Company purchased additional policies totaling $955 during the first quarter of 2019.  The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $5,397 from December 31, 2018 to June 30, 2019.  The increase is the result of increases in the market value of swap assets and right-of-use (ROU) assets, offset by a decrease in net deferred tax assets. We adopted ASU 2016-02, effective January 1, 2019, which requires the recognition of lease assets for those leases classified as operating leases.  At June 30, 2019, the ROU assets totaled $2,452.

Total deposits as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018	$ Change	% Change
Noninterest-bearing demand	$496,541	$468,083	$28,458	6.1%
Interest-bearing demand	305,086	261,996	43,090	16.4%
Savings and money market	562,823	582,128	(19,305)	-3.3%
Time deposits	268,270	267,686	584	0.2%
Total Deposits	$1,632,720	$1,579,893	$52,827	3.3%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at June 30, 2019 increased $52,827 from year-end 2018. Noninterest-bearing deposits increased $28,458 from year-end 2018, while interest-bearing deposits, including savings and time deposits, increased $24,369 from December 31, 2018. The increase in noninterest-bearing deposits was primarily due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $29,498.  This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2018 over the next two quarters. The year-to-date average balance of total deposits increased $452,424 compared to the average balance for the same period in 2018 mainly due to the United Community Bancorp (“UCB”) acquisition in the third quarter of 2018.

FHLB advances decreased $17,300 from December 31, 2018 to June 30, 2019. The decrease is due to a decrease in overnight funds of $67,300, offset by an increase in long term advances of $50,000.  On May 23, 2019, the Company advanced $50,000 from the FHLB.  The advance has terms of one hundred twenty months, puttable after sixty-months with a fixed rate of 2.05%. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $6,645 from December 31, 2018 to June 30, 2019.

Accrued expenses and other liabilities increased $9,845 from December 31, 2018 to June 30, 2019.  The increase is primarily the result of increases in lease liabilities of $2,452, swap liabilities of $5,761 and a recorded liability of $2,102 for security purchases to be settled.

Shareholders’ equity at June 30, 2019 was $324,212, or 14.7% of total assets, compared to $298,898, or 14.0% of total assets, at December 31, 2018. The increase was the result of net income of $18,330, a decrease in the Company’s pension liability, net of tax, of $232, and an increase in the fair value of securities available for sale, net of tax, of $9,829, partially offset by dividends on preferred shares and common shares of $328 and $3,123, respectively. Total outstanding common shares at June 30, 2019 were 15,633,059, which increased from 15,603,499 common shares outstanding at December 31, 2018. Common shares outstanding increased as a result of the grant of 21,106 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.  In addition, 8,946 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The Company had net income of $8,661 for the three months ended June 30, 2019, an increase of $5,647 from net income of $3,014 for the same three months of 2018. Basic earnings per common share were $0.54 for the quarter ended June 30, 2019, compared to $0.26 for the same period in 2018. Diluted earnings per common share were $0.51 for the quarter ended June 30, 2019, compared to $0.24 for the same period in 2018. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2019 was $21,742, an increase of $6,976 from $14,766 in the same three months of 2018.  This increase is the result of an increase of $8,766 in total interest income with only an increase of $1,790 in interest expense.  Interest-earning assets averaged $1,986,841 during the three months ended June 30, 2019, an increase of $558,888 from $1,427,953 for the same period of 2018.  The Company’s average interest-bearing liabilities increased from $905,722 during the three months ended June 30, 2018 to $1,316,104 during the three months ended June 30, 2019, largely due to the UCB acquisition in the third quarter of 2018.  The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2019 and 2018 was 4.49% and 4.21%, respectively.

Total interest income was $24,926 for the three months ended June 30, 2019, an increase of $8,766 from $16,160 of total interest income for the same period in 2018.  The increase in interest income is attributable to an increase of $7,513 in interest and fees on loans, which resulted from an increase in the average balance of loans, accompanied by a higher yield on the portfolio.  The average balance of loans increased by $424,577 or 36.6% to $1,583,533 for the three months ended June 30, 2019 as compared to $1,158,956 for the same period in 2018.  The loan yield increased to 5.49% for 2019, from 4.90% in 2018.  The net increase in interest and fees earned on loans attributable to the UCB acquisition was $3,681 for the three months ended June 30, 2019.

Interest on taxable securities increased $654 to $1,694 for the three months ended June 30, 2019, compared to $1,040 for the same period in 2018.  The average balance of taxable securities increased $57,560 to $202,995 for the three months ended June 30, 2019 as compared to $145,435 for the same period in 2018.  The yield on taxable securities increased 54 basis points to 3.39% for 2019, compared to 2.85% for 2018.  Interest on tax-exempt securities increased $522 to $1,408 for the three months ended June 30, 2019, compared to $886 for the same period in 2018.  The average balance of tax-exempt securities increased $69,138 to $171,004 for the three months ended June 30, 2019 as compared to $101,866 for the same period in 2018.  The yield on tax-exempt securities decreased 7 basis points to 4.39% for 2019, compared to 4.46% for 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest expense increased $1,790 or 128.4% to $3,184 for the three months ended June 30, 2019, compared with $1,394 for the same period in 2018.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities and rate.  For the three months ended June 30, 2019, the average balance of interest-bearing liabilities increased $410,382 to $1,316,104, as compared to $905,722 for the same period in 2018.  Interest incurred on deposits increased by $1,406 to $1,976 for the three months ended June 30, 2019, compared to $570 for the same period in 2018.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $373,675 for the three months ended June 30, 2019 as compared to the same period in 2018.  In addition, the rate paid on demand and savings accounts increased from 0.16% in 2018 to 0.34% in 2019 and the rate paid on time deposits increased from 0.91% to 1.86% in 2019.  Interest expense incurred on FHLB advances and subordinated debentures increased 46.7% from 2018.  The increase was due to a $34,811 increase in average balance from 2018 and a 40 basis point increase in rate from 2018.  The UCB acquisition resulted in a net increase of interest expense of $840 for the three months ended June 30, 2019.

The following table presents the condensed average balance sheets for the three months ended June 30, 2019 and 2018. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2019			2018
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,583,533	$21,657	5.49%	$1,158,956	$14,144	4.90%
Taxable securities	202,995	1,694	3.39%	145,435	1,040	2.85%
Tax-exempt securities	171,004	1,408	4.39%	101,866	886	4.46%
Interest-bearing deposits in other banks	29,309	167	2.29%	21,696	90	1.66%
Total interest-earning assets	$1,986,841	$24,926	5.14%	$1,427,953	$16,160	4.60%
Noninterest-earning assets:
Cash and due from financial institutions	38,558			36,501
Premises and equipment, net	21,819			17,549
Accrued interest receivable	7,324			5,270
Intangible assets	85,865			28,351
Other assets	22,193			12,781
Bank owned life insurance	44,328			25,317
Less allowance for loan losses	(13,884)			(12,935)
Total Assets	$2,193,044			$1,540,787
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$858,781	$721	0.34%	$615,667	$250	0.16%
Time	271,183	1,255	1.86%	140,622	320	0.91%
FHLB	138,271	831	2.41%	103,460	482	1.87%
Subordinated debentures	29,427	372	5.07%	29,427	338	4.61%
Repurchase Agreements	18,442	5	0.11%	16,546	4	0.10%
Total interest-bearing liabilities	$1,316,104	$3,184	0.97%	$905,722	$1,394	0.62%
Noninterest-bearing deposits	540,283			434,126
Other liabilities	21,219			12,609
Shareholders’ Equity	315,438			188,330
Total Liabilities and Shareholders’ Equity	$2,193,044			$1,540,787
Net interest income and interest rate spread		$21,742	4.17%		$14,766	3.98%
Net interest margin			4.49%			4.21%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2019 and 2018. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$5,652	$1,861	$7,513
Taxable securities	429	225	654
Tax-exempt securities	536	(14)	522
Interest-bearing deposits in other banks	37	40	77
Total interest income	$6,654	$2,112	$8,766
Interest expense:
Demand and savings	$127	$344	$471
Time	442	493	935
FHLB	187	162	349
Subordinated debentures	—	34	34
Repurchase agreements	—	1	1
Total interest expense	$756	$1,034	$1,790
Net interest income	$5,898	$1,078	$6,976

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  During the quarters ended June 30, 2019 and June 30, 2018, no provision for loan losses was provided.  Management’s analysis of the provision for the quarters ended June 30, 2019 and June 30, 2018, indicated that no provision was required.

Noninterest income for the three-month periods ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
	2019	2018	$ Change	% Change
Service charges	$1,552	$1,359	$193	14.2%
Net gain on sale of securities	10	6	4	66.7%
Net gain (loss) on equity securities	(33)	35	(68)	-194.3%
Net gain on sale of loans	555	474	81	17.1%
ATM/Interchange fees	951	588	363	61.7%
Wealth management fees	911	836	75	9.0%
Bank owned life insurance	252	144	108	75.0%
Tax refund processing fees	550	550	—	0.0%
Other	356	398	(42)	-10.6%
Total noninterest income	$5,104	$4,390	$714	16.3%

Noninterest income for the three months ended June 30, 2019 was $5,104, an increase of $714 or 16.3% from $4,390 for the same period of 2018. The increase was primary due to increases in service charge fees of $193, net gain on sale of loans of $81, ATM/Interchange fees of $363 and bank owned life insurance of $108.

The increases in service charge fee income, ATM/Interchange fees and bank owned life insurance income is primarily attributable to the Company’s acquisition of UCB during the third quarter of 2018.  Net gain on sale of loans increased primarily as a result of an increase in the average loan balance of loans sold.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $550

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

during the three months ended June 30, 2019 and 2018.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
	2019	2018	$ Change	% Change
Compensation expense	$9,548	$7,385	$2,163	29.3%
Net occupancy expense	964	862	102	11.8%
Equipment expense	480	324	156	48.1%
Contracted data processing	447	2,739	(2,292)	-83.7%
FDIC assessment	106	116	(10)	-8.6%
State franchise tax	499	363	136	37.5%
Professional services	700	1,483	(783)	-52.8%
Amortization of intangible assets	235	26	209	803.8%
ATM expense	546	208	338	162.5%
Marketing	367	320	47	14.7%
Other	2,747	2,102	645	30.7%
Total noninterest expense	$16,639	$15,928	$711	4.5%

Noninterest expense for the three months ended June 30, 2019 was $16,639, an increase of $711, or 4.5%, from $15,928 reported for the same period of 2018. The primary reasons for the increase were increases in compensation expenses of $2,163, net occupancy expense of $102, equipment expense of $156, state franchise taxes of $136, amortization expense of $209, ATM expense of $338 and other operating expenses of $645, offset by decreases in contracted data processing expenses of $2,292 and professional services costs of $783.

The increase in compensation expense is mainly due to being a larger company as a result of the acquisition of UCB.  The quarter-to-date average full time equivalent (FTE) employees were 436.1 at June 30, 2019, an increase of 88.8 FTEs over 2018.  In addition, the increase can be attributed to payroll and payroll related expenses due to annual pay increases and increases in commission based costs and employee insurance costs.  The increases in net occupancy expense, equipment expense, amortization expense, ATM expense and other operating expenses are primarily due to being a larger company as a result of the acquisition of UCB.  The quarter-over-quarter increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  The decrease in contracted data processing expenses and professional services costs is due to expenses paid during the second quarter of 2018 related to the acquisition of UCB.

Income tax expense for the three months ended June 30, 2019 totaled $1,546, up $1,332 compared to the same period in 2018. The effective tax rates for the three-month periods ended June 30, 2019 and 2018 were 15.2% and 6.6%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the three-months ended June 30, 2019, as compared to the same period in 2018.

Six Months Ended June 30, 2019 and 2018

The Company had net income of $18,330 for the six months ended June 30, 2019, an increase of $8,327 from net income of $10,003 for the same six months of 2018. Basic earnings per common share were $1.15 for the period ended June 30, 2019, compared to $0.91 for the same period in 2018. Diluted earnings per common share were $1.08 for the period ended June 30, 2019, compared to $0.79 for the same period in 2018. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2019 was $43,460, an increase of $13,922 from $29,538 in the same six months of 2018.  This increase is the result of an increase of $17,426 in total interest income with only an increase of $3,504 in interest expense.  Interest-earning assets averaged $2,002,099 during the six months ended June 30, 2019, an increase of $536,859 from $1,465,240 for the same period of 2018.  The Company’s average interest-bearing liabilities increased from $898,439 in 2018 to $1,295,697 in 2019, largely due to the UCB acquisition in the third quarter of 2018.  The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2019 and 2018 was 4.47% and 4.13%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest income increased $17,426 to $49,510 for the period ended June 30, 2019, which is attributable to an increase of $14,836 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio.  The average balance of loans increased by $420,694 or 36.5% to $1,573,924 for the period ended June 30, 2019, as compared to $1,153,230 for the period ended June 30, 2018.  The loan yield increased to 5.46% for 2019, from 4.86% in 2018.  The net increase in interest and fees earned on loans attributable to the UCB acquisition was $7,185 for the period ended June 30, 2019.

Interest on taxable securities increased $1,416 to $3,442 for the period ended June 30, 2019, compared to $2,026 for the same period in 2018.  The average balance of taxable securities increased $62,056 to $205,285 for the period ended June 30, 2019 as compared to $143,229 for the period ended June 30, 2018.  The yield on taxable securities increased 57 basis points to 3.41% for 2019, compared to 2.84% for 2018.  Interest on tax-exempt securities increased $996 to $2,760 for the period ended June 30, 2019, compared to $1,764 for the same period in 2018.  The average balance of tax-exempt securities increased $62,676 to $164,349 for the period ended June 30, 2019 as compared to $101,673 for the period ended June 30, 2018.  The yield on tax-exempt securities decreased 5 basis points to 4.44% for 2019, compared to 4.49% for 2018.

Interest expense increased $3,504 or 137.6% to $6,050 for the period ended June 30, 2019, compared with $2,546 for the same period in 2018.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities and rate.  For the period ended June 30, 2019, the average balance of interest-bearing liabilities increased $397,258 to $1,295,697, as compared to $898,439 for the period ended June 30, 2018.  Interest incurred on deposits increased by $2,590 to $3,867 for the period ended June 30, 2019, compared to $1,277 for the same period in 2018.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $348,261 for the period ended June 30, 2019 as compared to the same period in 2018.  In addition, the rate paid on demand and savings accounts increased from 0.16% in 2018 to 0.34% in 2019 and the rate paid on time deposits increased from 0.95% to 1.82% in 2019.  Interest expense incurred on FHLB advances and subordinated debentures increased 72.5% from 2018.  The increase was due to a $46,155 increase in average balance from 2018 and a 46 basis point increase in rate from 2018.  The UCB acquisition resulted in a net increase of interest expense of $1,632 for the period ended June 30, 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2019 and 2018. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2019			2018
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,573,924	$42,619	5.46%	$1,153,230	$27,783	4.86%
Taxable securities	205,285	3,442	3.41%	143,229	2,026	2.84%
Tax-exempt securities	164,349	2,760	4.44%	101,673	1,764	4.49%
Interest-bearing deposits in other banks	58,541	689	2.37%	67,108	511	1.54%
Total interest-earning assets	$2,002,099	$49,510	5.08%	$1,465,240	$32,084	4.48%
Noninterest-earning assets:
Cash and due from financial institutions	65,567			64,211
Premises and equipment, net	21,872			17,641
Accrued interest receivable	6,931			4,860
Intangible assets	85,990			28,359
Other assets	22,394			12,968
Bank owned life insurance	43,987			25,247
Less allowance for loan losses	(13,885)			(13,037)
Total Assets	$2,234,955			$1,605,489
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$857,232	$1,429	0.34%	$615,940	$502	0.16%
Time	270,847	2,438	1.82%	163,878	775	0.95%
FHLB advance	117,882	1,429	2.44%	71,727	634	1.78%
Subordinated debentures	29,427	744	5.10%	29,427	626	4.29%
Repurchase Agreements	20,309	10	0.10%	17,467	9	0.10%
Total interest-bearing liabilities	$1,295,697	$6,050	0.94%	$898,439	$2,546	0.57%
Noninterest-bearing deposits	610,265			506,002
Other liabilities	20,408			14,656
Shareholders’ Equity	308,585			186,392
Total Liabilities and Shareholders’ Equity	$2,234,955			$1,605,489
Net interest income and interest rate spread		$43,460	4.14%		$29,538	3.91%
Net interest margin			4.47%			4.13%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2019 and 2018. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$11,073	$3,763	$14,836
Taxable securities	953	463	1,416
Tax-exempt securities	1,017	(21)	996
Interest-bearing deposits in other banks	(72)	250	178
Total interest income	$12,971	$4,455	$17,426
Interest expense:
Demand and savings	$253	$674	$927
Time	698	965	1,663
FHLB advance	504	291	795
Subordinated debentures	—	118	118
Repurchase agreements	1	—	1
Total interest expense	$1,456	$2,048	$3,504
Net interest income	$11,515	$2,407	$13,922

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  During the periods ended June 30, 2019 and June 30, 2018, no provision for loan losses was provided.  The Company has experienced low net charge offs, improved asset quality and strengthened problem loan coverage ratios, which led to management’s decision that no provision was required for the periods ended June 30, 2019 and June 30, 2018.

Noninterest income for the six-month periods ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
	2019	2018	$ Change	% Change
Service charges	$3,008	$2,493	$515	20.7%
Net gain on sale of securities	14	6	8	133.3%
Net gain (loss) on equity securities	(31)	75	(106)	-141.3%
Net gain on sale of loans	886	807	79	9.8%
ATM/Interchange fees	1,857	1,142	715	62.6%
Wealth management fees	1,758	1,688	70	4.1%
Bank owned life insurance	499	286	213	74.5%
Tax refund processing fees	2,750	2,750	—	0.0%
Other	647	759	(112)	-14.8%
Total noninterest income	$11,388	$10,006	$1,382	13.8%

Noninterest income for the six months ended June 30, 2019 was $11,388, an increase of $1,382 or 13.8% from $10,006 for the same period of 2018. The increase was primary due to increases in service charge fees of $515, net gain on sale of loans of $79, ATM/Interchange fees of $715 and bank owned life insurance of $213 which was offset by a decrease in other income of $112.

The increases in service charge fee income, ATM/Interchange fees and bank owned life insurance income is primarily attributable to the Company’s acquisition of UCB during the third quarter of 2018.  Net gain on sale of loans increased primarily as a result of an increase in the average loan balance of loans sold.  Other income decreased primarily as a result of lower swap fee income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,750 during the period ended June 30, 2019 and 2018.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the six-month periods ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
	2019	2018	$ Change	% Change
Compensation expense	$19,353	$14,759	$4,594	31.1%
Net occupancy expense	2,004	1,623	381	23.5%
Equipment expense	943	698	245	35.1%
Contracted data processing	866	3,087	(2,221)	-71.9%
FDIC assessment	298	267	31	11.6%
State franchise tax	899	681	218	32.0%
Professional services	1,395	2,035	(640)	-31.4%
Amortization of intangible assets	475	59	416	705.1%
ATM expense	924	426	498	116.9%
Marketing	707	638	69	10.8%
Other operating expenses	5,224	3,860	1,364	35.3%
Total noninterest expense	$33,088	$28,133	$4,955	17.6%

Noninterest expense for the six months ended June 30, 2019 was $33,088, an increase of $4,955, or 17.6%, from $28,133 reported for the same period of 2018. The primary reasons for the increase were increases in compensation expenses of $4,594, net occupancy expense of $381, equipment expense of $245, state franchise taxes of $218, amortization expense of $416, ATM expense of $498 and other operating expenses of $1,364, offset by decreases in contracted data processing expenses of $2,221 and professional services costs of $640.

The increase in compensation expense is mainly due to being a larger company as a result of the acquisition of UCB.  Year-to-date average FTE employees were 433.3 at June 30, 2019, an increase of 88.3 FTE’s over 2018.  In addition, the increase can be attributed to payroll and payroll related expenses due to annual pay increases and increases in commission based costs, stock-based compensation and employee insurance costs.  The increases in net occupancy expense, equipment expense, amortization expense, ATM expense and other operating expenses are primarily due to being a larger company as a result of the acquisition of UCB.  The year-over-year increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  The decrease in contracted data processing expenses and professional services costs is due to expenses paid during the second quarter of 2018 related to the acquisition of UCB.

Income tax expense for the six months ended June 30, 2019 totaled $3,430, up $2,022 compared to the same period in 2018. The effective tax rates for the six-month periods ended June 30, 2019 and 2018 were 15.8% and 12.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the six-months ended June 30, 2019, as compared to the same period in 2018.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $324,212 at June 30, 2019 compared to $298,898 at December 31, 2018. The increase in shareholders’ equity included net income of $18,330, a $232 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $9,829, which was partially offset by dividends on preferred stock and common stock of $328 and $3,123, respectively.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2019 and December 31, 2018 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2019	16.8%	15.9%	13.6%	12.4%
Company Ratios—December 31, 2018	16.1%	15.3%	12.9%	12.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $10,851, or 3.0% of the total security portfolio at June 30, 2019. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $20,369 and $5,324 for the six months ended June 30, 2019 and 2018, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $38,740 and $20,676 for the six months ended June 30, 2019 and 2018, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and borrowings comprised most of our financing activities, which resulted in net cash provided by of $25,431 and $15,989 for the six months ended June 30, 2019 and 2018, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of June 30, 2019, Civista had total credit availability with the FHLB of $551,650 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $355,350. In addition, Civista Bancshares, Inc. maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2018 and June 30, 2019, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at June 30, 2019 and December 31, 2018.

The Company had derivative financial instruments as of December 31, 2018 and June 30, 2019. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2019			December 31, 2018
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	442,718	46,599	12%	417,572	29,451	8%
+100bp	426,037	29,918	8%	409,514	21,393	6%
Base	396,119	—	—	388,121	—	—
-100bp	385,046	(11,073)	-3%	366,486	(21,393)	-6%

The change in net portfolio value from December 31, 2018 to June 30, 2019, can be attributed to a couple of factors. While the yield curve has fallen from the end of the year, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, but the mix has shifted toward cash.  Similarly, the volume of deposits has increased, while the mix has shifted away from borrowed money toward deposits. The balance change from the end of the year led to an increase in the base net portfolio value.  Assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities.  Accordingly, we see a small increase in the net portfolio value.  However, a downward change in rates would lead to a decrease in the net portfolio value as the market value of liabilities would increase more quickly than the market value of assets.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2019, were effective.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (Unaudited) for the three- and six-months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three- and six-months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2019 and 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 9, 2019
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	August 9, 2019
Todd A. Michel	Date
Senior Vice President, Controller