Form 10-Q
period 2019-09-30
CIVISTA BANCSHARES, INC.
filed 2019-11-12
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 7, 2019—15,479,257 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$62,219	$42,779
Securities available for sale	355,287	346,294
Equity securities	1,152	1,070
Loans held for sale	8,983	1,391
Loans, net of allowance of $14,144 and $13,679	1,634,496	1,548,262
Other securities	20,280	21,021
Premises and equipment, net	22,201	22,021
Accrued interest receivable	7,501	6,723
Goodwill	76,851	76,851
Other intangible assets	8,610	9,352
Bank owned life insurance	44,745	43,037
Other assets	26,740	20,153
Total assets	$2,269,065	$2,138,954
LIABILITIES
Deposits
Noninterest-bearing	$497,244	$468,083
Interest-bearing	1,135,377	1,111,810
Total deposits	1,632,621	1,579,893
Short-term Federal Home Loan Bank advances	181,100	188,600
Securities sold under agreements to repurchase	15,088	22,199
Other borrowings	55,000	5,000
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	26,566	14,937
Total liabilities	1,939,802	1,840,056
SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 200,000 shares authorized, Series B Preferred shares, $1,000 liquidation preference, 9,898 shares issued at September 30, 2019 and 10,120 shares issued at December 31, 2018, net of issuance costs	9,158	9,364
Common shares, no par value, 20,000,000 shares authorized, 16,409,439 shares issued at September 30, 2019 and 16,351,463 shares issued at December 31, 2018	267,559	266,901
Retained earnings	62,023	41,320
Treasury shares, 936,164 common shares at September 30, 2019 and 747,964 common shares at December 31, 2018, at cost	(21,144)	(17,235)
Accumulated other comprehensive income (loss)	11,667	(1,452)
Total shareholders’ equity	329,263	298,898
Total liabilities and shareholders’ equity	$2,269,065	$2,138,954

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$20,776	$15,833	$63,395	$43,615
Taxable securities	1,712	1,042	5,155	3,069
Tax-exempt securities	1,449	908	4,208	2,672
Federal funds sold and other	86	103	775	614
Total interest and dividend income	24,023	17,886	73,533	49,970
Interest expense
Deposits	2,099	783	5,966	2,060
Federal Home Loan Bank advances	1,152	925	2,581	1,560
Subordinated debentures	350	349	1,094	975
Securities sold under agreements to repurchase and other	4	5	14	13
Total interest expense	3,605	2,062	9,655	4,608
Net interest income	20,418	15,824	63,878	45,362
Provision for loan losses	150	390	150	390
Net interest income after provision for loan losses	20,268	15,434	63,728	44,972
Noninterest income
Service charges	1,726	1,219	4,733	3,712
Net gain (loss) on sale of securities	3	(392)	17	(386)
Net gain on equity securities	112	27	81	102
Net gain on sale of loans	815	428	1,701	1,235
ATM/Interchange fees	1,014	622	2,871	1,764
Wealth management fees	975	873	2,733	2,561
Bank owned life insurance	254	147	753	432
Tax refund processing fees	—	—	2,750	2,750
Other	530	364	1,177	1,123
Total noninterest income	5,429	3,288	16,816	13,293
Noninterest expense
Compensation expense	9,707	12,054	29,059	26,812
Net occupancy expense	902	751	2,906	2,375
Equipment expense	561	371	1,504	1,069
Contracted data processing	435	3,150	1,301	6,237
FDIC assessment	(1)	121	297	388
State franchise tax	499	351	1,398	1,031
Professional services	756	2,198	2,151	4,233
Amortization of intangible assets	235	26	710	85
ATM/Interchange expense	514	286	1,437	712
Marketing	404	350	1,111	988
Other operating expenses	2,719	2,498	7,944	6,358
Total noninterest expense	16,731	22,156	49,818	50,288
Income (loss) before taxes	8,966	(3,434)	30,726	7,977
Income tax expense (benefit)	1,258	(1)	4,688	1,407
Net Income (loss)	7,708	(3,433)	26,038	6,570
Preferred stock dividends	162	192	490	794
Net income (loss) available to common shareholders	$7,546	$(3,625)	$25,548	$5,776
Earnings (loss) per common share, basic	$0.48	$(0.31)	$1.64	$0.54
Earnings (loss) per common share, diluted	$0.46	$(0.31)	$1.54	$0.51

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$7,708	$(3,433)	$26,038	$6,570
Other comprehensive income (loss), net of reclassification adjustment:
Unrealized holding gains (losses) on available for sale securities	3,724	(935)	16,164	(4,833)
Tax effect	(782)	197	(3,393)	1,015
Pension liability adjustment	147	143	441	429
Tax effect	(31)	(30)	(93)	(90)
Total other comprehensive income (loss)	3,058	(625)	13,119	(3,479)
Comprehensive income (loss)	$10,766	$(4,058)	$39,157	$3,091

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212
Net Income	—	—	—	—	7,708	—	—	7,708
Other comprehensive income	—	—	—	—	—	—	3,058	3,058
Conversion of Series B preferred shares to common shares	(222)	(206)	28,416	206	—	—	—	—
Stock-based compensation	—	—	—	78	—	—	—	78
Common stock dividends ($0.11 per share)	—	—	—	—	(1,722)	—	—	(1,722)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(162)	—	—	(162)
Purchase of treasury stock	—	—	(188,200)	—	—	(3,909)	—	(3,909)
Balance, September 30, 2019	9,898	$9,158	15,473,275	$267,559	$62,023	$(21,144)	$11,667	$329,263

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2018	14,320	$13,250	10,788,892	$158,191	$39,898	$(17,235)	$(4,256)	$189,848
Net Loss	—	—	—	—	(3,433)	—	—	(3,433)
Other comprehensive loss	—	—	—	—	—	—	(625)	(625)
Conversion of Series B preferred shares to common shares	(2,564)	(2,372)	327,875	2,372	—	—	—	—
UCB acquisition	—	—	4,277,430	104,669	—	—	—	104,669
Stock-based compensation	—	—	867	92	—	—	—	92
Common stock dividends ($0.09 per share)	—	—	—	—	(971)	—	—	(971)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(192)	—	—	(192)
Balance, September 30, 2018	11,756	$10,878	15,395,064	$265,324	$35,302	$(17,235)	$(4,881)	$289,388

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	26,038	—	—	26,038
Other comprehensive income	—	—	—	—	—	—	13,119	13,119
Conversion of Series B preferred shares to common shares	(222)	(206)	28,416	206	—	—	—	—
Stock-based compensation	—	—	29,560	452	—	—	—	452
Common stock dividends ($0.31 per share)	—	—	—	—	(4,845)	—	—	(4,845)
Preferred stock dividends ($48.75 per share)	—	—	—	—	(490)	—	—	(490)
Purchase of treasury stock	—	—	(188,200)	—	—	(3,909)	—	(3,909)
Balance, September 30, 2019	9,898	$9,158	15,473,275	$267,559	$62,023	$(21,144)	$11,667	$329,263

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2017	18,760	$17,358	10,198,475	$153,810	$31,652	$(17,235)	$(1,124)	$184,461
Change in accounting principle for adoption of ASU 2016-01	—	—	—	—	278	—	(278)	—
Net Income	—	—	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	—	—	—	(3,479)	(3,479)
Conversion of Series B preferred shares to common shares	(7,004)	(6,480)	895,578	6,480	—	—	—	—
UCB acquisition	—	—	4,277,430	104,669	—	—	—	104,669
Stock-based compensation	—	—	23,581	365	—	—	—	365
Common stock dividends ($0.23 per share)	—	—	—	—	(2,404)	—	—	(2,404)
Preferred stock dividends ($48.75 per share)	—	—	—	—	(794)	—	—	(794)
Balance, September 30, 2018	11,756	$10,878	15,395,064	$265,324	$35,302	$(17,235)	$(4,881)	$289,388

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Net cash from operating activities	$22,522	$19,488
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	37,688	22,417
Purchases of securities, available-for-sale	(48,178)	(84,121)
Sale of securities available for sale	16,829	12,063
Redemption of other securities	741	—
Purchase of bank owned life insurance	(955)	—
Net loan originations	(86,351)	(52,807)
Proceeds from sale of other real estate owned properties	—	34
Proceeds from sale of premises and equipment	—	238
Acquisition, net of cash acquired	—	143,797
Premises and equipment purchases	(1,729)	(524)
Net cash (used for) provided by investing activities	(81,955)	41,097
Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(10,000)
Proceeds from long-term FHLB advances	50,000	—
Net change in short-term FHLB advances	(7,500)	83,200
Increase (decrease) in deposits	52,728	(103,112)
Decrease in securities sold under repurchase agreements	(7,111)	(3,240)
Purchase of treasury shares	(3,909)	—
Common dividends paid	(4,845)	(2,404)
Preferred dividends paid	(490)	(794)
Net cash provided by (used for) financing activities	78,873	(36,350)
Increase in cash and due from financial institutions	19,440	24,235
Cash and due from financial institutions at beginning of period	42,779	40,519
Cash and due from financial institutions at end of period	$62,219	$64,754
Cash paid during the period for:
Interest	$9,614	$4,835
Income taxes	3,700	1,600
Supplemental cash flow information:
Transfer of premises to held-for-sale	76	—
Transfer of loans held for sale to portfolio	—	85
Conversion of preferred shares to common shares	206	6,480
Securities purchased not settled	—	12,707
Increase in right-of-use asset on leases	(2,367)	—
Increase in lease liability	2,367	—
Acquisition of UCB
Consideration paid		$117,344
Noncash assets acquired:
Securities available for sale		43,214
Equity securities		212
Loans held for sale		492
Loans receivable		298,319
FHLB Stock		3,527
Accrued interest receivable		950
Premises and equipment, net		5,291
Goodwill		49,221
Core deposit intangible		7,518
Bank owned life insurance		17,193
Other assets		10,896
Total non cash assets acquired		436,833
Liabilities assumed:
Deposits		475,944
Other liabilities		17
Total liabilities assumed		475,961
Net noncash assets acquired		(39,128)
Cash acquired		156,472

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), FC Refund Solutions, Inc. (FCRS) and CIVB Risk Management, Inc. (CRMI). FCRS was formed to facilitate payment of individual state and federal income tax refunds. The operations of FCRS were discontinued June 30, 2019. The discontinued operations of FCRS will not affect the Company’s participation in the tax refund processing program. CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2019. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through September 30, 2019. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2019 and its results of operations and changes in cash flows for the periods ended September 30, 2019 and 2018 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2018 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $427,503, or 25.8% of total loans, as of September 30, 2019, and the other is to Lessors of Residential Buildings and Dwellings totaling $166,199, or 10.0% of total loans, as of September 30, 2019. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Business Combinations: At the date of acquisition, the Company records the assets and liabilities of acquired companies on the Consolidated Balance Sheet at their fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

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

Change in Accounting Principals:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. We adopted ASU 2017-08, effective January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adoption of New Accounting Standards:

Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (“ROU”) assets of $2,210 and lease liabilities of $2,210. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. There was no cumulative effect adjustment to the opening balance of retained earnings required.

Additional information and disclosures required by this new standard are contained in Note 17, 'Leases'.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the affect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer, such as the Company, should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In October, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), which made improvements in (1) applying the variable interest entity (VIE) guidance to private companies under common control and (2) considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests.  Under the amendments in this Update, a private company may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities.  In addition, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a material impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$21,534	$216	$(13)	$21,737
Obligations of states and political subdivisions	179,954	14,314	(13)	194,255
Mortgage-backed securities in government sponsored entities	134,664	4,739	(108)	139,295
Total debt securities	$336,152	$19,269	$(134)	$355,287

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$30,623	$202	$(140)	$30,685
Obligations of states and political subdivisions	168,993	3,680	(602)	172,071
Mortgage-backed securities in government sponsored entities	143,707	1,024	(1,193)	143,538
Total debt securities	$343,323	$4,906	$(1,935)	$346,294

The amortized cost and fair value of securities at September 30, 2019, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$10,142	$10,134
Due after one year through five years	16,274	16,558
Due after five years through ten years	21,766	23,229
Due after ten years	153,306	166,071
Mortgage-backed securities	134,664	139,295
Total securities available for sale	$336,152	$355,287

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sale proceeds	$—	$12,063	$16,829	$12,063
Gross realized gains	—	—	47	—
Gross realized losses	—	392	43	392
Gains from securities called or settled by the issuer	3	6	13	6

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $143,361 and $114,145 as of September 30, 2019 and December 31, 2018, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Securities with unrealized losses at September 30, 2019 and December 31, 2018 not recognized in income are as follows:

September 30, 2019	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,430	$(13)	$3,430	$(13)
Obligations of states and political subdivisions	957	(12)	1,005	(1)	1,962	(13)
Mortgage-backed securities in gov’t sponsored entities	4,866	(33)	12,884	(75)	17,750	(108)
Total temporarily impaired	$5,823	$(45)	$17,319	$(89)	$23,142	$(134)

December 31, 2018	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$16,469	$(140)	$16,469	$(140)
Obligations of states and political subdivisions	8,008	(71)	25,890	(531)	33,898	(602)
Mortgage-backed securities in gov’t sponsored entities	6,630	(90)	40,333	(1,103)	46,963	(1,193)
Total temporarily impaired	$14,638	$(161)	$82,692	$(1,774)	$97,330	$(1,935)

At September 30, 2019, there were a total of 33 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine months ended September 30, 2019 and 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains recognized on equity securities during the period	$112	$27	$81	$102
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains recognized in equity securities held at reporting date	$112	$27	$81	$102

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2019	December 31, 2018
Commercial & Agriculture	$196,833	$177,101
Commercial Real Estate- Owner Occupied	226,501	210,121
Commercial Real Estate- Non-Owner Occupied	558,804	523,598
Residential Real Estate	465,455	457,850
Real Estate Construction	149,018	135,195
Farm Real Estate	36,286	38,513
Consumer and Other	15,743	19,563
Total loans	1,648,640	1,561,941
Allowance for loan losses	(14,144)	(13,679)
Net loans	$1,634,496	$1,548,262

Included in total loans above are net deferred loan fees of $356 and $389 at September 30, 2019 and December 31, 2018, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $14,144 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2019. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,828	$—	$61	$43	$1,932
Commercial Real Estate:
Owner Occupied	2,009	—	43	85	2,137
Non-Owner Occupied	5,867	—	55	226	6,148
Residential Real Estate	1,698	(20)	67	(136)	1,609
Real Estate Construction	1,135	—	1	47	1,183
Farm Real Estate	365	—	1	1	367
Consumer and Other	201	(16)	16	52	253
Unallocated	683	—	—	(168)	515
Total	$13,786	$(36)	$244	$150	$14,144

For the three months ended September 30, 2019, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The allowance for Consumer and Other loans increased due to an increase in loss rates. The result was represented as an increase in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2019.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,747	$(27)	$65	$147	$1,932
Commercial Real Estate:
Owner Occupied	1,962	(60)	282	(47)	2,137
Non-Owner Occupied	5,803	—	99	246	6,148
Residential Real Estate	1,531	(223)	229	72	1,609
Real Estate Construction	1,046	(24)	1	160	1,183
Farm Real Estate	397	—	3	(33)	367
Consumer and Other	284	(97)	67	(1)	253
Unallocated	909	—	—	(394)	515
Total	$13,679	$(431)	$746	$150	$14,144

For the nine months ended September 30, 2019, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by a decrease in the loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate –Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances and higher loss rates, offset by net recoveries on previously charged off amounts, resulting in a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by a decrease in the loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in classified loan balances and the reserve required for this type of loan. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in the general reserves required for the type as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2019.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2019 and December 31, 2018.

September 30, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,932	$1,932
Commercial Real Estate:
Owner Occupied	—	6	2,131	2,137
Non-Owner Occupied	—	—	6,148	6,148
Residential Real Estate	—	98	1,511	1,609
Real Estate Construction	—	—	1,183	1,183
Farm Real Estate	—	—	367	367
Consumer and Other	—	—	253	253
Unallocated	—	—	515	515
Total	$—	$104	$14,040	$14,144
Outstanding loan balances:
Commercial & Agriculture	$—	$367	$196,466	$196,833
Commercial Real Estate:
Owner Occupied	—	436	226,065	226,501
Non-Owner Occupied	—	376	558,428	558,804
Residential Real Estate	539	1,039	463,877	465,455
Real Estate Construction	—	—	149,018	149,018
Farm Real Estate	—	681	35,605	36,286
Consumer and Other	—	—	15,743	15,743
Total	$539	$2,899	$1,645,202	$1,648,640

December 31, 2018	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$1,747	$1,747
Commercial Real Estate:
Owner Occupied	—	12	1,950	1,962
Non-Owner Occupied	—	—	5,803	5,803
Residential Real Estate	8	122	1,401	1,531
Real Estate Construction	—	—	1,046	1,046
Farm Real Estate	—	7	390	397
Consumer and Other	—	—	284	284
Unallocated	—	—	909	909
Total	$8	$141	$13,530	$13,679
Outstanding loan balances:
Commercial & Agriculture	$41	$367	$176,693	$177,101
Commercial Real Estate:
Owner Occupied	—	484	209,637	210,121
Non-Owner Occupied	—	31	523,567	523,598
Residential Real Estate	883	1,279	455,688	457,850
Real Estate Construction	—	—	135,195	135,195
Farm Real Estate	—	696	37,817	38,513
Consumer and Other	—	—	19,563	19,563
Total	$924	$2,857	$1,558,160	$1,561,941

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of September 30, 2019 and December 31, 2018. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$193,224	$738	$2,871	$—	$196,833
Commercial Real Estate:
Owner Occupied	217,643	3,759	5,099	—	226,501
Non-Owner Occupied	555,893	2,258	653	—	558,804
Residential Real Estate	71,298	651	6,278	—	78,227
Real Estate Construction	138,221	—	10	—	138,231
Farm Real Estate	32,920	579	2,787	—	36,286
Consumer and Other	897	—	20	—	917
Total	$1,210,096	$7,985	$17,718	$—	$1,235,799

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$173,783	$1,509	$1,809	$—	$177,101
Commercial Real Estate:
Owner Occupied	201,228	3,512	5,381	—	210,121
Non-Owner Occupied	520,487	2,023	1,088	—	523,598
Residential Real Estate	70,908	580	7,363	—	78,851
Real Estate Construction	124,769	13	41	—	124,823
Farm Real Estate	32,908	3,096	2,509	—	38,513
Consumer and Other	1,713	—	20	—	1,733
Total	$1,125,796	$10,733	$18,211	$—	$1,154,740

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2019 and December 31, 2018 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$387,228	$10,787	$14,792	$412,807
Nonperforming	—	—	34	34
Total	$387,228	$10,787	$14,826	$412,841

December 31, 2018	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$378,999	$10,372	$17,830	$407,201
Nonperforming	—	—	—	—
Total	$378,999	$10,372	$17,830	$407,201

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2019 and December 31, 2018.

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$531	$56	$99	$686	$196,147	$—	$196,833	$—
Commercial Real Estate:
Owner Occupied	206	—	774	980	225,521	—	226,501	—
Non-Owner Occupied	248	—	9	257	558,547	—	558,804	—
Residential Real Estate	367	234	1,307	1,908	463,008	539	465,455	—
Real Estate Construction	84	—	—	84	148,934	—	149,018	—
Farm Real Estate	122	—	9	131	36,155	—	36,286	—
Consumer and Other	76	6	34	116	15,627	—	15,743	17
Total	$1,634	$296	$2,232	$4,162	$1,643,939	$539	$1,648,640	$17

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$225	$—	$92	$317	$176,743	$41	$177,101	$—
Commercial Real Estate:
Owner Occupied	547	413	564	1,524	208,597	—	210,121	—
Non-Owner Occupied	288	290	372	950	522,648	—	523,598	—
Residential Real Estate	7,118	677	806	8,601	448,366	883	457,850	—
Real Estate Construction	—	12	27	39	135,156	—	135,195	—
Farm Real Estate	33	—	158	191	38,322	—	38,513	—
Consumer and Other	117	57	9	183	19,380	—	19,563	—
Total	$8,328	$1,449	$2,028	$11,805	$1,549,212	$924	$1,561,941	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commercial & Agriculture	$238	$270
Commercial Real Estate:
Owner Occupied	1,090	942
Non-Owner Occupied	9	374
Residential Real Estate	3,958	3,886
Real Estate Construction	10	41
Farm Real Estate	299	338
Consumer and Other	17	18
Total	$5,621	$5,869

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2019, TDRs accounted for $104 of the allowance for loan losses. As of December 31, 2018, TDRs accounted for $143 of the allowance for loan losses.

Loan modifications that are considered TDRs completed during the periods ended September 30, 2019 and September 30, 2018 were as follows:

For the Three-Month Period Ended
September 30, 2019
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

For the Nine-Month Period Ended
September 30, 2019
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

During both the three- and nine-month periods ended September 30, 2019 and September 30, 2018, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$367	$367		$367	$367
Commercial Real Estate:
Owner Occupied	175	175		193	193
Non-Owner Occupied	376	376		31	34
Residential Real Estate	794	866		1,017	1,089
Farm Real Estate	681	681		256	256
Total	2,393	2,465		1,864	1,939
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	261	261	$6	291	291	$12
Residential Real Estate	245	249	98	262	265	122
Farm Real Estate	—	—	—	440	440	7
Total	506	510	104	993	996	141
Total:
Commercial & Agriculture	367	367	—	367	367	—
Commercial Real Estate:
Owner Occupied	436	436	6	484	484	12
Non-Owner Occupied	376	376	—	31	34	—
Residential Real Estate	1,039	1,115	98	1,279	1,354	122
Farm Real Estate	681	681	—	696	696	7
Total	$2,899	$2,975	$104	$2,857	$2,935	$141

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-and nine-month periods ended September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$367	$12	$675	$6
Commercial Real Estate—Owner Occupied	448	8	511	9
Commercial Real Estate—Non-Owner Occupied	378	6	38	1
Residential Real Estate	1,083	14	1,811	17
Farm Real Estate	681	7	742	7
Total	$2,957	$47	$3,777	$40

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2019		September 30, 2018
For the nine months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$367	$24	$704	$19
Commercial Real Estate—Owner Occupied	463	25	641	26
Commercial Real Estate—Non-Owner Occupied	292	15	41	4
Residential Real Estate	1,148	45	1,580	51
Farm Real Estate	687	22	721	22
Total	$2,957	$131	$3,687	$122

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended September 30, 2019	For the Three-Month Period Ended September 30, 2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$259	$6
Acquisition of PCI loans	—	334
Accretion	(3)	(2)
Balance at end of period	$256	$338

	For the Nine-Month Period Ended September 30, 2019	For the Nine-Month Period Ended September 30, 2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$336	$15
Acquisition of PCI loans	—	334
Accretion	(80)	(11)
Balance at end of period	$256	$338

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2019	At December 31, 2018
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$1,283	$1,805
Carrying amount	539	924

There was $0 and $8 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2019 and December 31, 2018, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2019 and December 31, 2018, respectively, there were no foreclosed assets included in other assets. As of September 30, 2019 and December 31, 2018, the Company had initiated formal foreclosure procedures on $479 and $311, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2019(a)			September 30, 2018(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$12,176	$(3,567)	$8,609	$(173)	$(4,083)	$(4,256)
Other comprehensive income (loss) before reclassifications	2,944	—	2,944	(1,048)	—	(1,048)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	116	114	310	113	423
Net current-period other comprehensive income (loss)	2,942	116	3,058	(738)	113	(625)
Ending balance	$15,118	$(3,451)	$11,667	$(911)	$(3,970)	$(4,881)

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30, 2019	For the Three months ended September 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$3	$(392)	Net gain (loss) on sale of securities
Tax effect	(1)	82	Income tax expense
	2	(310)	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(147)	(143)	Other operating expenses
Tax effect	31	30	Income tax expense
	(116)	(113)	Net of tax
Total reclassifications for the period	$(114)	$(423)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2019(a)			September 30, 2018(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$2,347	$(3,799)	$(1,452)	$3,185	$(4,309)	$(1,124)
Other comprehensive income (loss) before reclassifications	12,784	—	12,784	(4,123)	—	(4,123)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	348	335	305	339	644
Net current-period other comprehensive income (loss)	12,771	348	13,119	(3,818)	339	(3,479)
Reclassification of equity securities from accumulated other comprehensive loss	—	—	—	(278)	—	(278)
Ending balance	$15,118	$(3,451)	$11,667	$(911)	$(3,970)	$(4,881)

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30, 2019	For the Nine months ended September 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$17	$(386)	Net gain (loss) on sale of securities
Tax effect	(4)	81	Income tax expense
	13	(305)	Net of tax
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(441)	(429)	Other operating expenses
Tax effect	93	90	Income tax expense
	(348)	(339)	Net of tax
Total reclassifications for the period	$(335)	$(644)	Net of tax

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended September 30, 2019 and December 31, 2018. Goodwill is not amortized and, instead, management performs an evaluation of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management last performed an evaluation of the Company’s goodwill during the fourth quarter of 2018 and concluded that the Company’s goodwill was not impaired at December 31, 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Acquired intangible assets, other than goodwill, as of September 30, 2019 and December 31, 2018 were as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
MSRs	$2,255	$623	$1,632	$2,110	$446	$1,664
Core deposit intangibles	14,792	7,814	6,978	14,792	7,104	7,688
Total amortized intangible assets	$17,047	$8,437	$8,610	$16,902	$7,550	$9,352

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $235, $26, $710 and $85 for the three and nine months ended September 30, 2019 and 2018, respectively.

Aggregate mortgage servicing rights amortization was $81, $22, $176 and $65 for the three and nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2019	$22	$235	$257
2020	87	913	1,000
2021	87	891	978
2022	87	868	955
2023	86	841	927
Thereafter	1,263	3,230	4,493
	$1,632	$6,978	$8,610

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings, are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At September 30, 2019		At December 31, 2018
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$181,100	$—	$188,600
Maximum indebtedness	—	192,700	20,000	225,300
Average balance	—	117,229	116	113,520
Average rate paid	—	2.44%	2.58%	2.07%
Interest rate on balance	—	2.11%	—	2.45%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2019 and December 31, 2018.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2019 and December 31, 2018. All of the repurchase agreements are overnight agreements.

	September 30, 2019	December 31, 2018
Securities pledged for repurchase agreements:
U.S. Treasury securities	$655	$861
Obligations of U.S. government agencies	14,433	21,338
Total securities pledged	$15,088	$22,199
Gross amount of recognized liabilities for repurchase agreements	$15,088	$22,199
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic
Net income (loss)	$7,708	$(3,433)	$26,038	$6,570
Preferred stock dividends	162	192	490	794
Net income (loss) available to common shareholders—basic	$7,546	$(3,625)	$25,548	$5,776
Weighted average common shares outstanding—basic	15,577,371	11,627,093	15,604,410	10,775,577
Basic earnings (loss) per common share	$0.48	$(0.31)	$1.64	$0.54
Diluted
Net income (loss) available to common shareholders—basic	$7,546	$(3,625)	$25,548	$5,776
Preferred stock dividends	162	192	490	794
Net income (loss) available to common shareholders—diluted	$7,708	$(3,433)	$26,038	$6,570
Weighted average common shares outstanding for basic earnings per common share	15,577,371	11,627,093	15,604,410	10,775,577
Add: Dilutive effects of convertible preferred shares	1,272,516	1,643,980	1,286,876	2,054,825
Average shares and dilutive potential common shares outstanding—diluted	16,849,887	13,271,073	16,891,286	12,830,402
Diluted earnings (loss) per common share	$0.46	$(0.31)	$1.54	$0.51

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three-month periods ended September 30, 2019 and September 30, 2018, there were 1,272,516 and 1,643,980, respectively, of average dilutive shares related to the Company’s convertible preferred shares.  For the nine-month periods ended September 30, 2019 and September 30, 2018, there were 1,286,876 and 2,054,825, respectively, of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2019 and December 31, 2018:

	Contract Amount
	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$18,447	$376,469	$14,984	$359,220
Overdraft protection	4	46,976	3	37,201
Letters of credit	624	776	624	850
	$19,075	$424,221	$15,611	$397,271

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 4.50% to 8.00% at September 30, 2019 and from 2.88% to 8.50% at December 31, 2018. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $7,121 on September 30, 2019 and $8,891 on December 31, 2018. Such amounts are included within cash and due from financial institutions on the Consolidated Balance Sheet.

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

Net periodic pension benefit was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	128	125	384	375
Expected return on plan assets	(256)	(273)	(768)	(819)
Other components	147	143	441	429
Net periodic pension benefit (cost)	$19	$(5)	$57	$(15)

The Company does not expect to make any contribution to its pension plan in 2019. The Company made no contribution to its pension plan in 2018.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 240,001 shares available for future grants under this plan at September 30, 2019.

No options had been granted under the 2014 Incentive Plan as of September 30, 2019 and 2018.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and nine-month periods ended September 30, 2019:

	Three months ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	44,027	$20.48	39,970	$19.10
Granted	—	—	21,106	20.65
Vested	—	—	(16,557)	17.31
Forfeited	—	—	(492)	22.41
Nonvested at end of period	44,027	$20.48	44,027	$20.48

The following is a summary of the status of the Company’s outstanding restricted shares as of September 30, 2019:

At September 30, 2019
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	4,108	$26	1.25
March 20, 2017	3,725	12	0.25
March 20, 2017	3,581	55	2.25
April 10, 2018	5,282	60	1.25
April 10, 2018	6,225	101	3.25
March 14, 2019	10,188	153	2.25
March 14, 2019	10,918	170	4.25
	44,027	$577	2.50

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the nine months ended September 30, 2019, the Company recorded $256 of share-based compensation expense and $196 of director retainer fees for shares granted under the 2014 Incentive Plan. At September 30, 2019, the total compensation cost related to unvested awards not yet recognized is $577, which is expected to be recognized over the weighted average remaining life of the grants of 2.50 years.

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

Impaired loans: The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table below as it is not currently being carried at its fair value.  The fair values in the table below exclude estimated selling costs of $13 as of September 30, 2019.

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at September 30, 2019 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$21,737	$—
Obligations of states and political subdivisions	—	194,255	—
Mortgage-backed securities in government sponsored entities	—	139,295	—
Total securities available for sale	—	355,287	—
Equity securities	—	1,152	—
Swap asset	—	11,556	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,556	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$30

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

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2019	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$30	Appraisal of collateral	Appraisal adjustments	10% - 30%	26%

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2019 are as follows:

September 30, 2019	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$62,219	$62,219	$62,219	$—	$—
Other securities	20,280	20,280	20,280	—	—
Loans, held for sale	8,983	9,163	9,163	—	—
Loans, net of allowance	1,634,496	1,647,787	—	—	1,647,787
Bank owned life insurance	44,745	44,745	44,745	—	—
Accrued interest receivable	7,501	7,501	7,501	—	—
Financial Liabilities:
Nonmaturing deposits	1,365,695	1,365,695	1,365,695	—	—
Time deposits	266,926	267,745	—	—	267,745
Short-term FHLB advances	181,100	181,100	181,100	—	—
Long-term FHLB advances	55,000	58,364	—	—	58,364
Securities sold under agreement to repurchase	15,088	15,088	15,088	—	—
Subordinated debentures	29,427	36,415	—	—	36,415
Accrued interest payable	271	271	271	—	—

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

(14) Derivatives

To accommodate customer need and to support the Company’s asset/liability positioning, on occasion we enter into interest rate swaps with a customer and a bank counterparty. The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed rate swap with a bank counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a bank counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customer to effectively convert variable rate loans to fixed rate loans. Since the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. None of the Company’s derivatives are designated as hedging instruments.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company’s interest rate swap positions as of September 30, 2019.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$140,477	$11,556	5.12%
Derivative Liabilities	Accrued expenses and other liabilities	(140,477)	(11,556)	-5.12%
Net Exposure		$—	$—

The following table summarizes the Company’s interest rate swap positions as of December 31, 2018.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$120,131	$2,837	5.19%
Derivative Liabilities	Accrued expenses and other liabilities	(120,131)	(2,837)	-5.19%
Net Exposure		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives with “Other” in the Consolidated Statements of Operation.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $4,669 and $4,276, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,173 and $4,922 at September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019 and 2018, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $133 and $130, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $275 and $207, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $399 and $388, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $827 and $633, respectively. During the three and nine months ended September 30, 2019 and 2018, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges	$1,726	$1,219	$4,733	$3,712
ATM/Interchange fees	1,014	622	2,871	1,764
Wealth management fees	975	873	2,733	2,561
Tax refund processing fees	—	—	2,750	2,750
Other	280	203	675	650
Noninterest Income (in-scope of Topic 606)	3,995	2,917	13,762	11,437
Noninterest Income (out-of-scope of Topic 606)	1,434	371	3,054	1,856
Total Noninterest Income	$5,429	$3,288	$16,816	$13,293

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

(17) Leases

We have operating leases for several branch locations and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, we have several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.

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

The balance sheet information related to our operating leases were as follows as of September 30, 2019:

	Classification on the Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease	Other assets	$2,367
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,367

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The cost components of our operating leases were as follows for the period ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease cost
Operating lease cost	$104	$299
Short-term lease cost	71	214
Sublease income	(13)	(40)
Total lease cost	$162	$473

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2019	$105
2020	408
2021	394
2022	334
2023	327
Thereafter	1,105
Total lease payments	$2,673
Less: Imputed Interest	306
Present value of lease liabilities	$2,367

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2019:

Weighted-average remaining lease term-operating leases (years)	6.15
Weighted-average discount rate-operating leases	3.11%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2019 compared to December 31, 2018, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Company at September 30, 2019 were $2,269,065 compared to $2,138,954 at December 31, 2018, an increase of $130,111, or 6.1%. The increase in total assets was due to increases in cash and due from financial institutions, securities available for sale and loans of $19,440, $8,993 and $86,234, accompanied by other increases in loans held for sale, bank owned life insurance and other assets. Total liabilities at September 30, 2019 were $1,939,802 compared to $1,840,056 at December 31, 2018, an increase of $99,746, or 5.4%. The increase in total liabilities was primarily attributable to an increase in total deposits, mainly due to increases in noninterest-bearing demand and interest-bearing demand accounts of $29,161 and $23,567, respectively, accrued expenses and other liabilities and other borrowings, partially offset by decreases in short-term FHLB advances and securities sold under agreements to repurchase.

Loans outstanding as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018	$ Change	% Change
Commercial & Agriculture	$196,833	$177,101	$19,732	11.1%
Commercial Real Estate—Owner Occupied	226,501	210,121	16,380	7.8%
Commercial Real Estate—Non-Owner Occupied	558,804	523,598	35,206	6.7%
Residential Real Estate	465,455	457,850	7,605	1.7%
Real Estate Construction	149,018	135,195	13,823	10.2%
Farm Real Estate	36,286	38,513	(2,227)	-5.8%
Consumer and Other	15,743	19,563	(3,820)	-19.5%
Total loans	1,648,640	1,561,941	86,699	5.6%
Allowance for loan losses	(14,144)	(13,679)	(465)	3.4%
Net loans	$1,634,496	$1,548,262	$86,234	5.6%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net loans have increased $86,234 or 5.6% since December 31, 2018. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $19,732, $16,380, $35,206, $7,605 and $13,823, respectively, since December 31, 2018, while the Farm Real Estate and Consumer and Other loan portfolios decreased $2,227 and $3,820, respectively, since December 31, 2018.  At September 30, 2019, the net loan to deposit ratio was 100.1% compared to 98.0% at December 31, 2018.

During the first nine months of 2019, provisions made to the allowance for loan losses from earnings totaled $150, compared to a provision of $390 during the same period in 2018. Net recoveries for the first nine months of 2019 totaled $315, compared to net charge offs of $193 in the first nine months of 2018. For the first nine months of 2019, the Company charged off a total of 30 loans. Two Commercial & Agriculture loans totaling $27, eleven Real Estate Mortgage loans totaling $223, one Commercial Real Estate – Owner Occupied loan totaling $60, one Real Estate Construction loan totaling $24 and fifteen Consumer and Other loans totaling $97 were charged off in the first nine months of the year. In addition, during the first nine months of 2019, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $65, Commercial Real Estate – Owner Occupied loans of $282, Commercial Real Estate – Non-Owner Occupied loans of $99, Real Estate Mortgage loans of $229, Real Estate Construction loans of $1, Farm Real Estate loans of $3 and Consumer and Other loans of $67. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $231 since December 31, 2018, which was due to a decrease in loans on nonaccrual status of $248 and an increase in loans past due 90 days and accruing of $17. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 0.86% at September 30, 2019 and 0.88% December 31, 2018.

The available for sale security portfolio increased by $8,993, from $346,294 at December 31, 2018 to $355,287 at September 30, 2019.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2019, the Company was in compliance with all pledging requirements.

Premises and equipment, net, increased $180 from December 31, 2018 to September 30, 2019. The increase is the result of new purchases of $1,729, offset by depreciation of $1,473. Additionally, $76 of premises and equipment was transferred to available for sale.

Bank owned life insurance (BOLI) increased $1,708 from December 31, 2018 to September 30, 2019. The Company purchased additional policies totaling $955 during the first quarter of 2019.  The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $6,587 from December 31, 2018 to September 30, 2019.  The increase is the result of increases in the fair value of swap assets and right-of-use (ROU) assets of $8,719 and $2,367, offset by a decrease in net deferred tax assets. We adopted ASU 2016-02, effective January 1, 2019, which requires the recognition of lease assets for those leases classified as operating leases.  At September 30, 2019, the ROU assets totaled $2,367.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018	$ Change	% Change
Noninterest-bearing demand	$497,244	$468,083	$29,161	6.2%
Interest-bearing demand	297,144	261,996	35,148	13.4%
Savings and money market	571,308	582,128	(10,820)	-1.9%
Time deposits	266,925	267,686	(761)	-0.3%
Total Deposits	$1,632,621	$1,579,893	$52,728	3.3%

Total deposits at September 30, 2019 increased $52,728 from year-end 2018. Noninterest-bearing deposits increased $29,161 from year-end 2018, while interest-bearing deposits, including savings and time deposits, increased $23,567 from December 31, 2018. The increase in noninterest-bearing deposits was primarily due to increases in business and public fund demand deposit accounts of $28,999 and $10,178, respectively. The increase in interest-bearing deposits was primarily due to an increase in public fund interest-bearing accounts of $30,824, offset by decreases in statement savings accounts and public fund money market accounts of $6,797 and $5,178, respectively. The year-to-date average balance of total deposits increased $441,619 compared to the average balance for the same period in 2018 mainly due to the United Community Bancorp (“UCB”) acquisition in the third quarter of 2018.

Short-term FHLB advances decreased $7,500 from December 31, 2018 to September 30, 2019. The decrease is due to a decrease in overnight borrowings. Other borrowings increased $50,000 from December 31, 2018 to September 30, 2019. On May 23, 2019, the Company advanced $50,000 from the FHLB.  The advance has terms of one hundred twenty months, puttable after sixty-months with a fixed rate of 2.05%. Securities sold under agreements to repurchase, which tend to fluctuate, have decreased $7,111 from December 31, 2018 to September 30, 2019.

Accrued expenses and other liabilities increased $11,629 from December 31, 2018 to September 30, 2019.  The increase is primarily the result of increases in lease liabilities of $2,367 and swap liabilities of $8,719.

Shareholders’ equity at September 30, 2019 was $329,263, or 14.5% of total assets, compared to $298,898, or 14.0% of total assets, at December 31, 2018. The increase was the result of net income of $26,038, a decrease in the Company’s pension liability, net of tax, of $348, and an increase in the fair value of securities available for sale, net of tax, of $12,771, partially offset by dividends on preferred shares and common shares of $490 and $4,845, respectively.

Total outstanding common shares at September 30, 2019 were 15,473,275, which decreased from 15,603,499 common shares outstanding at December 31, 2018. Common shares outstanding decreased as a result of 188,200 common shares being repurchased by the Company at an average repurchase price of $20.77. The Company is authorized to repurchase up to 470,000 shares of the Company’s common shares until December 18, 2019 pursuant to a stock repurchase program announced on December 20, 2018.  The decrease in common shares outstanding was offset by the grant of 21,106 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, the grant of 8,946 common shares to Civista directors as a retainer payment for service on the Civista Board of Directors and the conversion of 222 shares of the Company’s previously issued preferred shares into 28,416 common shares.

Results of Operations

Three Months Ended September 30, 2019 and 2018

The Company had net income of $7,708 for the three months ended September 30, 2019, an increase of $11,141 from a net loss of $3,433 for the same three months of 2018. Basic earnings (loss) per common share were $0.48 for the quarter ended September 30, 2019, compared to $(0.31) for the same period in 2018. Diluted earnings (loss) per common share were $0.46 for the quarter ended September 30, 2019, compared to $(0.31) for the same period in 2018. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income for the three months ended September 30, 2019 was $20,418, an increase of $4,594 from $15,824 in the same three months of 2018.  This increase is the result of an increase of $6,137 in total interest income with only an increase of $1,543 in interest expense.  Interest-earning assets averaged $2,021,780 during the three months ended September 30, 2019, an increase of $487,741 from $1,534,039 for the same period of 2018.  The Company’s average interest-bearing liabilities increased from $1,044,937 during the three months ended September 30, 2018 to $1,385,867 during the three months ended September 30, 2019, largely due to the UCB acquisition in the third quarter of 2018.  The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2019 and 2018 was 4.12% and 4.15%, respectively.

Total interest income was $24,023 for the three months ended September 30, 2019, an increase of $6,137 from $17,886 of total interest income for the same period in 2018.  The increase in interest income is attributable to an increase of $4,943 in interest and fees on loans, which resulted from an increase in the average balance of loans, accompanied by a higher yield on the portfolio.  The average balance of loans increased by $369,330 or 29.4% to $1,626,010 for the three months ended September 30, 2019 as compared to $1,256,680 for the same period in 2018.  The loan yield increased to 5.07% for 2019, from 5.00% in 2018.  The net increase in interest and fees earned on loans attributable to the UCB acquisition was $3,379 for the three months ended September 30, 2019.

Interest on taxable securities increased $670 to $1,712 for the three months ended September 30, 2019, compared to $1,042 for the same period in 2018.  The average balance of taxable securities increased $53,373 to $198,994 for the three months ended September 30, 2019 as compared to $145,621 for the same period in 2018.  The yield on taxable securities increased 69 basis points to 3.50% for 2019, compared to 2.81% for 2018.  Interest on tax-exempt securities increased $541 to $1,449 for the three months ended September 30, 2019, compared to $908 for the same period in 2018.  The average balance of tax-exempt securities increased $73,320 to $180,531 for the three months ended September 30, 2019 as compared to $107,211 for the same period in 2018.  The yield on tax-exempt securities increased 4 basis points to 4.33% for 2019, compared to 4.29% for 2018.

Interest expense increased $1,543 or 74.8% to $3,605 for the three months ended September 30, 2019, compared with $2,062 for the same period in 2018.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities and rate.  For the three months ended September 30, 2019, the average balance of interest-bearing liabilities increased $340,930 to $1,385,867, as compared to $1,044,937 for the same period in 2018.  Interest incurred on deposits increased by $1,316 to $2,099 for the three months ended September 30, 2019, compared to $783 for the same period in 2018.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $322,859 for the three months ended September 30, 2019 as compared to the same period in 2018.  In addition, the rate paid on demand and savings accounts increased from 0.19% in 2018 to 0.33% in 2019 and the rate paid on time deposits increased from 1.13% to 2.03% in 2019.  Interest expense incurred on FHLB advances and subordinated debentures increased 17.9% from 2018.  The increase was due to a $21,904 increase in average balance from 2018 and a 17 basis point increase in rate from 2018.  The UCB acquisition resulted in a net increase of interest expense of $762 for the three months ended September 30, 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2019 and 2018. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2019			2018
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,626,010	$20,776	5.07%	$1,256,680	$15,833	5.00%
Taxable securities	198,994	1,712	3.50%	145,621	1,042	2.81%
Tax-exempt securities	180,531	1,449	4.33%	107,211	908	4.29%
Interest-bearing deposits in other banks	16,245	86	2.10%	24,527	103	1.67%
Total interest-earning assets	$2,021,780	$24,023	4.83%	$1,534,039	$17,886	4.69%
Noninterest-earning assets:
Cash and due from financial institutions	29,745			22,399
Premises and equipment, net	21,790			18,219
Accrued interest receivable	6,926			5,120
Intangible assets	85,617			38,920
Other assets	25,432			16,929
Bank owned life insurance	44,579			28,452
Less allowance for loan losses	(13,920)			(13,303)
Total Assets	$2,221,949			$1,650,775
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$871,673	$730	0.33%	$653,537	$317	0.19%
Time	267,959	1,369	2.03%	163,236	466	1.13%
FHLB	201,977	1,152	2.26%	180,073	925	2.04%
Subordinated debentures	29,427	350	4.72%	29,427	349	4.71%
Repurchase Agreements	14,831	4	0.11%	18,664	5	0.11%
Total interest-bearing liabilities	$1,385,867	$3,605	1.03%	$1,044,937	$2,062	0.78%
Noninterest-bearing deposits	482,895			385,646
Other liabilities	27,084			14,591
Shareholders’ Equity	326,103			205,601
Total Liabilities and Shareholders’ Equity	$2,221,949			$1,650,775
Net interest income and interest rate spread		$20,418	3.80%		$15,824	3.91%
Net interest margin			4.12%			4.15%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2019 and 2018.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,716	$227	$4,943
Taxable securities	379	291	670
Tax-exempt securities	532	9	541
Interest-bearing deposits in other banks	(40)	23	(17)
Total interest income	$5,587	$550	$6,137
Interest expense:
Demand and savings	$130	$283	$413
Time	405	498	903
FHLB	119	108	227
Subordinated debentures	—	1	1
Repurchase agreements	(1)	—	(1)
Total interest expense	$653	$890	$1,543
Net interest income	$4,934	$(340)	$4,594

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $150 during the quarter ended September 30, 2019. Provisions for loan losses totaled $390 for the quarter ended September 30, 2018.

Noninterest income for the three-month periods ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,
	2019	2018	$ Change	% Change
Service charges	$1,726	$1,219	$507	41.6%
Net gain (loss) on sale of securities	3	(392)	395	-100.8%
Net gain on equity securities	112	27	85	314.8%
Net gain on sale of loans	815	428	387	90.4%
ATM/Interchange fees	1,014	622	392	63.0%
Wealth management fees	975	873	102	11.7%
Bank owned life insurance	254	147	107	72.8%
Other	530	364	166	45.6%
Total noninterest income	$5,429	$3,288	$2,141	65.1%

Noninterest income for the three months ended September 30, 2019 was $5,429, an increase of $2,141 or 65.1% from $3,288 for the same period of 2018. The increase was primarily due to increases in service charge fee income, ATM/Interchange fees and bank owned life insurance income is primarily attributable to the Company’s acquisition of UCB during the third quarter of 2018.  Net gain on sale of securities increased as a result of management’s decision to reposition the investment portfolio in 2018, which resulted in losses on the sales.  Net gain on equity securities increased as a result of market value increases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold and the average loan balance of loans sold.  Wealth management fees increased primarily as a result of an increase in brokerage fees.  Other income increased as a result of an increase in swap fee income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three-month periods ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,
	2019	2018	$ Change	% Change
Compensation expense	$9,707	$12,054	$(2,347)	-19.5%
Net occupancy expense	902	751	151	20.1%
Equipment expense	561	371	190	51.2%
Contracted data processing	435	3,150	(2,715)	-86.2%
FDIC assessment	(1)	121	(122)	-100.8%
State franchise tax	499	351	148	42.2%
Professional services	756	2,198	(1,442)	-65.6%
Amortization of intangible assets	235	26	209	803.8%
ATM/Interchange expense	514	286	228	79.7%
Marketing	404	350	54	15.4%
Other	2,719	2,498	221	8.8%
Total noninterest expense	$16,731	$22,156	$(5,425)	-24.5%

Noninterest expense for the three months ended September 30, 2019 was $16,731, a decrease of $5,425, or 24.5%, from $22,156 reported for the same period of 2018. The primary reasons for the decrease were decreases in compensation expense, contracted data processing and professional services. The decrease in compensation expense, contracted data processing expenses and professional services costs is due to expenses paid during the third quarter of 2018 related to the acquisition of UCB. The decrease in compensation expense was offset by increases mainly due to being a larger company as a result of the acquisition of UCB.  The quarter-to-date average full time equivalent (FTE) employees were 455.9 at September 30, 2019, an increase of 94.7 FTEs over 2018, which increased payroll and payroll related expenses due to annual pay increases and increases in commission based costs and employee insurance costs.  The increases in net occupancy expense, equipment expense, amortization expense, ATM/Interchange expense, marketing expense and other operating expenses are primarily due to being a larger company as a result of the acquisition of UCB.  The quarter-over-quarter increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  The decrease in FDIC assessment is due to a small bank assessment credit applied to the Company’s third quarter 2019 assessment.

Income tax expense for the three months ended September 30, 2019 totaled $1,258, up $1,259 compared to the same period in 2018. The effective tax rates for the three-month periods ended September 30, 2019 and 2018 were 14.0% and 0.0%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the three months ended September 30, 2019, as compared to the same period in 2018.

Nine Months Ended September 30, 2019 and 2018

The Company had net income of $26,038 for the nine months ended September 30, 2019, an increase of $19,468 from net income of $6,570 for the same nine months of 2018. Basic earnings per common share were $1.64 for the period ended September 30, 2019, compared to $0.54 for the same period in 2018. Diluted earnings per common share were $1.54 for the period ended September 30, 2019, compared to $0.51 for the same period in 2018. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2019 was $63,878, an increase of $18,516 from $45,362 in the same nine months of 2018.  This increase is the result of an increase of $23,563 in total interest income with only an increase of $5,047 in interest expense.  Interest-earning assets averaged $2,008,731 during the nine months ended September 30, 2019, an increase of $519,496 from $1,489,235 for the same period of 2018.  The Company’s average interest-bearing liabilities increased from $947,807 in 2018 to $1,326,084 in 2019, largely due to the UCB acquisition in the third quarter of 2018.  The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2019 and 2018 was 4.35% and 4.14%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest income increased $23,563 to $73,533 for the period ended September 30, 2019, which is attributable to an increase of $19,780 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio.  The average balance of loans increased by $403,384 or 34.0% to $1,591,477 for the period ended September 30, 2019, as compared to $1,188,093 for the period ended September 30, 2018.  The loan yield increased to 5.33% for 2019, from 4.91% in 2018.  The net increase in interest and fees earned on loans attributable to the UCB acquisition was $10,564 for the period ended September 30, 2019.

Interest on taxable securities increased $2,086 to $5,155 for the period ended September 30, 2019, compared to $3,069 for the same period in 2018.  The average balance of taxable securities increased $59,129 to $203,165 for the period ended September 30, 2019 as compared to $144,036 for the period ended September 30, 2018.  The yield on taxable securities increased 61 basis points to 3.44% for 2019, compared to 2.83% for 2018.  Interest on tax-exempt securities increased $1,536 to $4,208 for the period ended September 30, 2019, compared to $2,672 for the same period in 2018.  The average balance of tax-exempt securities increased $66,262 to $169,802 for the period ended September 30, 2019 as compared to $103,540 for the period ended September 30, 2018.  The yield on tax-exempt securities decreased 2 basis points to 4.40% for 2019, compared to 4.42% for 2018.

Interest expense increased $5,047 or 109.5% to $9,655 for the period ended September 30, 2019, compared with $4,608 for the same period in 2018.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities and rate.  For the period ended September 30, 2019, the average balance of interest-bearing liabilities increased $378,277 to $1,326,084, as compared to $947,807 for the period ended September 30, 2018.  Interest incurred on deposits increased by $3,906 to $5,966 for the period ended September 30, 2019, compared to $2,060 for the same period in 2018.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $339,702 for the period ended September 30, 2019 as compared to the same period in 2018.  In addition, the rate paid on demand and savings accounts increased from 0.17% in 2018 to 0.33% in 2019 and the rate paid on time deposits increased from 1.01% to 1.89% in 2019.  Interest expense incurred on FHLB advances and subordinated debentures increased 45.0% from 2018.  The increase was due to a $37,983 increase in average balance from 2018 and a 34 basis point increase in rate from 2018.  The UCB acquisition resulted in a net increase of interest expense of $2,394 for the period ended September 30, 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2019 and 2018. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2019			2018
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,591,477	$63,395	5.33%	$1,188,093	$43,615	4.91%
Taxable securities	203,165	5,155	3.44%	144,036	3,069	2.83%
Tax-exempt securities	169,802	4,208	4.40%	103,540	2,672	4.42%
Interest-bearing deposits in other banks	44,287	775	2.34%	53,566	614	1.53%
Total interest-earning assets	$2,008,731	$73,533	5.00%	$1,489,235	$49,970	4.55%
Noninterest-earning assets:
Cash and due from financial institutions	53,517			49,330
Premises and equipment, net	21,844			17,836
Accrued interest receivable	6,929			4,947
Intangible assets	85,863			31,918
Other assets	22,607			14,539
Bank owned life insurance	44,186			26,327
Less allowance for loan losses	(13,896)			(13,127)
Total Assets	$2,229,781			$1,621,005
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$862,098	$2,159	0.33%	$628,610	$819	0.17%
Time	269,874	3,807	1.89%	163,660	1,241	1.01%
FHLB advance	146,222	2,581	2.36%	108,239	1,560	1.93%
Subordinated debentures	29,427	1,094	4.97%	29,427	975	4.43%
Repurchase Agreements	18,463	14	0.10%	17,871	13	0.10%
Total interest-bearing liabilities	$1,326,084	$9,655	0.97%	$947,807	$4,608	0.65%
Noninterest-bearing deposits	567,365			465,448
Other liabilities	21,843			14,889
Shareholders’ Equity	314,489			192,861
Total Liabilities and Shareholders’ Equity	$2,229,781			$1,621,005
Net interest income and interest rate spread		$63,878	4.03%		$45,362	3.90%
Net interest margin			4.35%			4.14%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2019 and 2018.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$15,816	$3,964	$19,780
Taxable securities	1,334	752	2,086
Tax-exempt securities	1,548	(12)	1,536
Interest-bearing deposits in other banks	(120)	281	161
Total interest income	$18,578	$4,985	$23,563
Interest expense:
Demand and savings	$385	$955	$1,340
Time	1,103	1,463	2,566
FHLB advance	622	399	1,021
Subordinated debentures	—	119	119
Repurchase agreements	—	1	1
Total interest expense	$2,110	$2,937	$5,047
Net interest income	$16,468	$2,048	$18,516

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  During the nine months ended September 30, 2019, provisions for loan losses totaled $150. Provisions for loan losses totaled $390 for the nine months ended September 30, 2018.

Noninterest income for the nine-month periods ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Service charges	$4,733	$3,712	$1,021	27.5%
Net gain (loss) on sale of securities	17	(386)	403	-104.4%
Net gain on equity securities	81	102	(21)	-20.6%
Net gain on sale of loans	1,701	1,235	466	37.7%
ATM/Interchange fees	2,871	1,764	1,107	62.8%
Wealth management fees	2,733	2,561	172	6.7%
Bank owned life insurance	753	432	321	74.3%
Tax refund processing fees	2,750	2,750	—	0.0%
Other	1,177	1,123	54	4.8%
Total noninterest income	$16,816	$13,293	$3,523	26.5%

Noninterest income for the nine months ended September 30, 2019 was $16,816, an increase of $3,523 or 26.5% from $13,293 for the same period of 2018. The increase was primarily due to increases in service charge fee income, ATM/Interchange fees and bank owned life insurance income primarily attributable to the Company’s acquisition of UCB during the third quarter of 2018.  Net gain on sale of loans increased primarily as a result of an increase in the volume of loans sold and the average loan balance of loans sold. Net gain on sale of securities increased as a result of management’s decision to reposition the investment portfolio in 2018, which resulted in losses on the sales.  Net gain on equity securities decreased as a result of market value adjustments.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,750 during the period ended September 30, 2019 and 2018.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the nine-month periods ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Compensation expense	$29,059	$26,812	$2,247	8.4%
Net occupancy expense	2,906	2,375	531	22.4%
Equipment expense	1,504	1,069	435	40.7%
Contracted data processing	1,301	6,237	(4,936)	-79.1%
FDIC assessment	297	388	(91)	-23.5%
State franchise tax	1,398	1,031	367	35.6%
Professional services	2,151	4,233	(2,082)	-49.2%
Amortization of intangible assets	710	85	625	735.3%
ATM/Interchange expense	1,437	712	725	101.8%
Marketing	1,111	988	123	12.4%
Other operating expenses	7,944	6,358	1,586	24.9%
Total noninterest expense	$49,818	$50,288	$(470)	-0.9%

Noninterest expense for the nine months ended September 30, 2019 was $49,818, a decrease of $470, or 0.9%, from $50,288 reported for the same period of 2018. The primary reasons for the increase were increases in compensation expense mainly due to being a larger company as a result of the acquisition of UCB.  Year-to-date average FTE employees were 440.8 at September 30, 2019, an increase of 90.4 FTE’s over 2018.  In addition, the increase can be attributed to payroll and payroll related expenses due to annual pay increases and increases in commission based costs, stock-based compensation and employee insurance costs. The increases were offset by a decrease related to expenses paid during the third quarter of 2018 related to the acquisition of UCB. The increases in net occupancy expense, equipment expense, amortization expense, ATM/Interchange expense, marketing expense and other operating expenses are primarily due to being a larger company as a result of the acquisition of UCB.  The year-over-year increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  The decrease in contracted data processing expenses and professional services costs is due to expenses paid during the third quarter of 2018 related to the acquisition of UCB. FDIC assessment decreased due to small bank assessment credits applied to the Company’s third quarter assessment.

Income tax expense for the nine months ended September 30, 2019 totaled $4,688, up $3,281 compared to the same period in 2018. The effective tax rates for the nine-month periods ended September 30, 2019 and 2018 were 15.3% and 17.6%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $329,263 at September 30, 2019 compared to $298,898 at December 31, 2018. The increase in shareholders’ equity included net income of $26,038, a $348 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $12,771, which was partially offset by dividends on preferred stock and common stock of $490 and $4,845, respectively.  In addition, the Company repurchased common shares during the period, which totaled $3,909.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2019 and December 31, 2018 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2019	16.3%	15.5%	13.2%	12.4%
Company Ratios—December 31, 2018	16.1%	15.3%	12.9%	12.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $10,134, or 2.9% of the total security portfolio at September 30, 2019. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $22,522 and $19,488 for the nine months ended September 30, 2019 and 2018, respectively. These amounts differ from net income due to a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $81,955 for the nine months ended September 30, 2019 and net cash provided by investing activities was $41,097 for the nine months ended September 30, 2018, principally reflecting our loan and investment security activities. Additionally, in 2018 cash was provided from the acquisition of UCB.  Cash provided by and used for deposits and borrowings comprised most of our financing activities, which resulted in net cash provided by of $78,873 for the nine months ended September 30, 2019 and used for of $36,350 for the nine months ended September 30, 2018.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $42,500. As of September 30, 2019, Civista had total credit availability with the FHLB of $554,702 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $298,602. In addition, Civista Bancshares, Inc. maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2018 and September 30, 2019, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and an interest rate decrease of 100 basis points at September 30, 2019 and December 31, 2018.

The Company had derivative financial instruments as of December 31, 2018 and September 30, 2019. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2019			December 31, 2018
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	430,376	47,325	12%	417,572	29,451	8%
+100bp	414,241	31,190	8%	409,514	21,393	6%
Base	383,051	—	—	388,121	—	—
-100bp	385,638	2,587	1%	366,486	(21,393)	-6%
-200bp	417,018	33,967	9%	372,090	(16,031)	-4%

The change in net portfolio value from December 31, 2018 to September 30, 2019, can be attributed to a couple of factors. While the yield curve has fallen from the end of the year, both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash.  Similarly, the volume of deposits has increased, while the mix has shifted away from deposits toward borrowed money.  The mix shifts from the end of the year led to a small decrease in the base net portfolio value.  Assets have shifted toward more volatile components while liabilities have shifted toward less volatile components.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities.  Accordingly, we see an increase in the net portfolio value.  However, a 100 and 200 basis point downward change in rates would lead to an increase in the net portfolio value as the market value of assets would increase more quickly than the market value of liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2019, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2019, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	—	—	470,000
August 1, 2019 - August 31, 2019	128,200	$20.97	128,200	341,800
September 1, 2019 - September 30, 2019	60,000	$20.34	60,000	281,800
Total	188,200	$20.77	188,200	281,800

On December 20, 2018, the Company announced the implementation of a common share repurchase program which authorized the Company to buy up to 470,000 shares of its outstanding common shares. The expiration date of the common share repurchase program is December 18, 2019.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 12, 2019
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	November 12, 2019
Todd A. Michel	Date
Senior Vice President, Controller