Form 10-K
period 2019-12-31
CIVISTA BANCSHARES, INC.
filed 2020-03-16
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (419) 625 - 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CIVB	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2019 was $336,720,623. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 28, 2020, there were 16,541,000 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders to be held on April 21, 2020 (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $2,309,557 at December 31, 2019.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), Beachwood, and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. Civista and its consolidated subsidiaries as discussed below, accounted for 99.7% of the Company’s consolidated assets at December 31, 2019.

On September 14, 2018, the Company completed its acquisition of United Community Bancorp (“UCB”), pursuant to a previously announced definitive merger agreement.  Under the terms of the agreement, UCB shareholders received 1.027 shares of the Company’s common stock and $2.54 cash in exchange for each share of UCB common stock they owned immediately prior to the merger.  The Company issued 4,277,430 shares of its common stock and paid approximately $12.7 million in cash in the merger for an aggregate merger consideration of approximately $117.3 million.  Upon closing, UCB’s banking subsidiary, United Community Bank, was merged into CBI’s banking subsidiary, Civista Bank and its eight offices in the Indiana communities of Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles and a loan production office in Fort Mitchell, Kentucky, became offices of Civista.  The systems integration of United Community Banks into Civista was completed on September 14, 2018.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2019.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2019.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 to facilitate payment of individual state and federal income tax refunds.  The operations of FCRS were discontinued June 30, 2019 as a result of inactivity. The discontinued operations of FCRS will not affect the Company’s participation in the tax refund processing program.

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

Industry Segments

CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.  Refer to Consolidated Financial Statements on pages 24 through 29 of the 2019 Annual Report.

Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, located in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 70% of total revenue for 2019, 70% of total revenue for 2018, and 68% of total revenue for 2017. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 27% of the total loan portfolio in 2019, 29% of the total loan portfolio in 2018 and 23% of the total loan portfolio in 2017. Commercial real estate loans comprised 49% of the total loan portfolio in 2019, 47% in 2018, and 51% in 2017. Commercial and agriculture loans comprised 12% of the total loan portfolio in 2019, 11% in 2018, and 13% in 2017. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2019, Civista had $53,609 of accumulated net profits available to pay dividends to CBI without approval of the Ohio Division of Financial Institutions.

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

Employees

CBI has no employees. Civista employs approximately 457 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

The Bank Holding Company Act: As a financial holding company, CBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, CBI is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require. The Federal Reserve Board also has extensive enforcement authority over financial and bank holding companies, including the ability to assess civil money penalties, issue cease and desist and removal orders, and require that a financial or bank holding company divest subsidiaries, including its subsidiary banks.

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

Gramm-Leach-Bliley Act (“GLBA)”: The GLBA permits qualifying bank holding companies to elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature if the holding company is well capitalized and well managed and each of its subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In March, 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the “DIF”. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. As of September 30, 2018, the DRR met the statutory minimum of 1.35%.  As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted.  In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%.  These credits may be redeemed beginning in the quarterly assessment period in which the DRR reaches a minimum of 1.38%, and is not to exceed the total quarterly assessment due.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September 2019.  The final assessment was collected on the [March] 2019 FDIC invoice.

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

Office of Foreign Assets Control Regulation.  The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Civista is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market LLC ("Nasdaq").  CBI is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  CBI is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC.  CBI’s common shares are listed with Nasdaq under the symbol "CIVB" and CBI is subject to the rules for Nasdaq listed companies.

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including CBI and Civista, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

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

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phased in beginning in 2015 and were fully phased in as of January 1, 2019.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625% of risk-weighted assets, and was increased by that amount each year until fully phased in effective January 1, 2019, at 2.5%.

In September 2019, the Federal Reserve Board, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%.  Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements.  It is the Company’s intent to opt out of the simplified framework and continue to follow existing capital rules.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard).  The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model.  The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption, and does not anticipate utilizing the three year phase in.  The Company expects to maintain risk-based capital ratios in excess of "well-capitalized" after the impact of the one-time cumulative effect adjustment.

At December 31, 2019, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2019 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2019, met the standards for the highest capital category, a “well-capitalized” bank.

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

In July 2019, the five federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Civista, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act.  Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule.

Non-Banking Subsidiaries.  The Company’s non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  FCIA, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it conducts business.  CRMI, as a Delaware-chartered captive insurance company, is subject to the laws and regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

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

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more, and are still in proposed rule status. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the finanical institution or its critical service providers fall victim to this type of cyber-attack. If Civista fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue, and is continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data.  The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.  In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

The Company believes its primary exposure to environmental risk is through the lending activities of Civista.  In cases where management believes environmental risk potentially exists, Civista mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites.  In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018.  Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act.  Such legislation may continue to change banking statutes and regulations, and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions.  The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, and continuing political change makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2019 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2019, 2018 and 2017 is included on pages 12 through 14—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2019 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2019	2018	2017
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$19,601	$30,685	$30,358
Obligations of states and political subdivisions	206,034	172,071	118,056
Mortgage-backed securities in government sponsored entities	132,864	143,538	81,816
Total debt securities	$358,499	$346,294	$230,230

(1)	The Corporation had no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following table sets forth the maturities of securities at December 31, 2019 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$10,031	2.07%	$8,525	2.35%	$185	1.38%	$861	1.34%
Obligations of states and political subdivisions (1)	1,135	2.40	6,537	3.96	26,988	3.63	171,373	3.40
Mortgage-backed securities in government sponsored entities	2	3.83	20,447	2.99	23,060	2.24	89,355	2.87
Total	$11,168	2.10%	$35,509	3.01%	$50,233	2.98%	$261,589	3.21%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Commercial and Agriculture	$203,110	$177,101	$152,473	$135,462	$124,402
Commercial Real Estate:
Owner occupied	245,606	210,121	164,099	161,364	167,897
Non-owner occupied	592,222	523,598	425,623	395,931	348,439
Residential Real Estate	463,032	457,850	268,735	247,308	236,338
Real Estate Construction	155,825	135,195	97,531	56,293	58,898
Farm Real Estate	34,114	38,513	39,461	41,170	46,993
Consumer and other	15,061	19,563	16,739	17,978	18,560
Total	$1,708,970	$1,561,941	$1,164,661	$1,055,506	$1,001,527

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

Real Estate Construction loans are for the construction of residential homes, new buildings or additions to existing buildings. Generally, these loans are secured by one-to-four family real estate or commercial real estate. The Company controls disbursements in connection with construction loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the Company must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a project pre-leased or has a buyer for the property, as the developer may lack funds to pay the loan if the property does not have sufficient occupancy levels or is not sold upon completion. The Company attempts to reduce such risks on loans to developers by normally requiring that Real Estate development and construction loan projects be at least 50% pre-leased or pre-sold and that the co-borrower/guarantor has significant net worth, liquidity, and historical income to help support the project.

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, the Company was contingently liable for $1,400 and $1,474, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2019 and 2018, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $448,962 and $411,408, respectively. Of these amounts, $411,671 and $374,204 represented lines of credit and construction loans, and $37,291 and $37,204 represented overdraft protection commitments at December 31, 2019 and 2018, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2019 and 2018.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2019, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and Agriculture	$72,587	$75,988	$54,535	$203,110
Commercial Real Estate:
Owner Occupied	4,388	23,909	217,309	245,606
Non-Owner Occupied	30,148	138,419	423,655	592,222
Residential Real Estate	6,742	23,654	432,636	463,032
Real Estate Construction	22,056	62,990	70,779	155,825
Farm Real Estate	915	4,444	28,755	34,114
Consumer and Other	4,510	9,388	1,163	15,061
Total	$141,346	$338,792	$1,228,832	$1,708,970

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$158,851	$179,940
Due after five years	191,359	1,037,474
	$350,210	$1,217,414

The preceding maturity information is based on contract terms at December 31, 2019 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements, excluding purchase credit impaired loans.

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$5,599	$5,869	$6,132	$6,943	$9,259
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—	16	9	—
Loans that have been modified in a troubled debt restructuring (2)	3,004	3,024	2,888	4,180	5,085
Total	$8,603	$8,893	$9,036	$11,132	$14,344
Impaired loans included in above totals	$3,597	$2,857	$3,460	$6,539	$7,386
Impaired loans not included in above totals	—	—	—	—	99
Total impaired loans	$3,597	$2,857	$3,460	$6,539	$7,485

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

(2)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

There were no loans as of December 31, 2019, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2019. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2019 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $571. The amount of cash-basis interest income on such loans actually included in net income in 2019 was $379.

Interest income recognition associated with impaired loans was as follows.

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$172	$167	$216	$1,256	$384

At December 31, 2019, Civista had two concentrations of loans exceeding 10% of total loans: one to Lessors of Non-Residential Buildings and Dwellings totaling $459,273, or 26.9 percent of total loans, as of December 31, 2019, and the other to Lessors of Residential Buildings and Dwellings totaling $172,463, or 10.1 percent of total loans, as of December 31, 2019.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2019.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$1,612,975	$1,274,779	$1,109,069	$1,025,908	$981,475
Allowance for loan losses at beginning of year	$13,679	$13,134	$13,305	$14,361	$14,268
Loan charge-offs:
Commercial and Agriculture	114	249	11	880	190
Commercial Real Estate—Owner Occupied	161	193	328	228	523
Commercial Real Estate—Non-Owner Occupied	—	153	38	23	81
Real Estate Mortgage	294	105	400	455	1,135
Real Estate Construction	24	—	—	115	—
Farm Real Estate	—	—	—	—	—
Consumer and Other	183	203	165	125	120
Total charge-offs	776	903	942	1,826	2,049
Recoveries of loans previously charged-off:
Commercial and Agriculture	86	169	372	105	182
Commercial Real Estate—Owner Occupied	289	158	69	56	187
Commercial Real Estate—Non-Owner Occupied	102	28	46	1,372	115
Real Estate Mortgage	259	208	194	479	331
Real Estate Construction	3	—	44	12	5
Farm Real Estate	5	5	3	—	76
Consumer and Other	85	100	43	46	46
Total recoveries	829	668	771	2,070	942
Net recoveries (charge-offs) (1)	53	(235)	(171)	244	(1,107)
Provision (credit) for loan losses (2)	1,035	780	—	(1,300)	1,200
Allowance for loan losses at year end	$14,767	$13,679	$13,134	$13,305	$14,361
Allowance for loan losses as a percent of loans at year-end	0.86%	0.88%	1.13%	1.26%	1.43%
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	(0.00)%	0.02%	0.02%	(0.02)%	0.11%

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

Allocation of Allowance for Loan Losses

The following tables allocate the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2019		2018
	Allowance	Percentage Of loans to Total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,219	11.9%	$1,747	11.3%
Commercial Real Estate—Owner Occupied	2,541	14.4	1,962	13.5
Commercial Real Estate—Non-Owner Occupied	6,584	34.6	5,803	33.5
Real Estate Mortgage	1,582	27.1	1,531	29.3
Real Estate Construction	1,250	9.1	1,046	8.7
Farm Real Estate	344	2.0	397	2.5
Consumer and Other	247	0.9	284	1.2
Unallocated	—	—	909	—
	$14,767	100.0%	$13,679	100.0%

	2017		2016
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,562	13.1%	$2,018	12.8%
Commercial Real Estate—Owner Occupied	2,043	14.1	2,171	15.3
Commercial Real Estate—Non-Owner Occupied	5,307	36.5	4,606	37.5
Real Estate Mortgage	1,910	23.1	3,089	23.4
Real Estate Construction	834	8.4	420	5.3
Farm Real Estate	430	3.4	442	3.9
Consumer and Other	290	1.4	314	1.7
Unallocated	758	—	245	—
	$13,134	100.0%	$13,305	100.0%

	2015
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,478	12.4%
Commercial Real Estate—Owner Occupied	2,467	16.8
Commercial Real Estate—Non-Owner Occupied	4,657	34.8
Real Estate Mortgage	4,086	23.6
Real Estate Construction	371	5.9
Farm Real Estate	538	4.7
Consumer and Other	382	1.9
Unallocated	382	—
	$14,361	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. Loss migration rates are calculated over a twelve quarter period for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 0.88% in 2018 to 0.86% in 2019. The unallocated reserve of Civista decreased to $0 in 2019 from $909 in 2018. Management considers both the decrease in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2019		2018		2017
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$550,638	N/A	$466,763	N/A	$450,648	N/A
Interest-bearing demand deposits	296,790	0.06%	213,904	0.06%	189,419	0.06%
Savings, including Money Market deposit accounts	572,550	0.47%	471,593	0.28%	395,799	0.12%
Certificates of deposit, including IRA’s	269,823	1.92%	189,600	1.22%	200,797	0.87%
	$1,689,801		$1,341,860		$1,236,663

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2019 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$16,314	$1,894	$18,208
Over 3 through 6 months	15,860	864	16,724
Over 6 through 12 months	38,773	3,331	42,104
Over 12 months	38,707	10,531	49,238
	$109,654	$16,620	$126,274

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2019 Annual Report. The common share dividend payout ratio was 19.8% in 2019, 30.5% in 2018 and 16.9% in 2017.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 63 of the 2019 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 12 through 14 of the 2019 Annual Report) for the statistical disclosures for short-term borrowings for 2019, 2018 and 2017.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President in 2020, and other factors beyond our control may adversely affect Civista's deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista's borrowers to repay their loans, and the value of the collateral securing loans made by Civista.  Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world.  Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2019, approximately 27.1% and 49.0%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.  Benchmarks that are used in place of LIBOR, such as the Secured Overnight Finance Rate, may perform differently than LIBOR, and such alternative benchmarks may also perform differently in the future than they have in the past. The use of alternative benchmarks may also have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings (if any), and Civista’s swap contracts which can be tied to LIBOR.  The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate.  The Company is working through this transition via a multi-disciplinary project team.

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

UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT INFORMATION OR BREACHES IN SECURITY OF OUR SYSTEMS, COULD SEVERELY HARM OUR BUSINESS.

As part of our financial institution business, we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. The Company also routinely reviews documentation of such controls and backups related to third-party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.

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

Further, we may be impacted by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card personal identification numbers (PINs) and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand.  As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause a material financial loss.

The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (also known as OFAC). If the Company’s policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company may be subject to liability, including fines and regulatory actions such as restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition, and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

We are at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against the Company, the Company may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in, or failure to comply with the same, may adversely affect the Company.

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies.  The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders.  These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America.  Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.  Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares.  Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.  While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model.  Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  The FASB voted to defer the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.  If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

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

CHANGES IN TAX LAWS COULD ADVERSELY AFFECT OUR PERFORMANCE

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on our results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in our investment securities portfolio. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

We are subject to examinations and challenges by tax authorities.

In the normal course of business, we are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken regarding their respective tax returns.  State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income, or deductions or the allocation of income among tax jurisdictions.

Management believes it has taken appropriate positions with respect to all tax returns and does not anticipate that any examination would have a material impact on our Consolidated Financial Statements.  However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict.  Thus, no assurance can be given that our tax liability for any tax year open to examination will be as reflected in our current and historical Consolidated Financial Statements.

Accounting changes could impact our reported financial condition or results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (the FASB), the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company will be required to comply with the new standard in the first quarter of 2023.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

WE NEED TO CONSTANTLY UPDATE OUR TECHNOLOGY IN ORDER TO COMPETE AND MEET CUSTOMER DEMANDS.

The financial services market, including banking services, is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success will depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.

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

WE DEPEND UPON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND OTHER PARTIES.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and other parties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is incomplete or materially misleading.

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

WE DO NOT HAVE ASSURANCE REGARDING THE FUTURE REVENUES OF OUR TAX REFUND PROGRAM.

The revenues from our tax refund program are based upon a contract with a third party. While the contract has a term of three years expiring October 31, 2022 and contains provisions for automatic renewal after that term, the amount to be paid to us is not fixed for any period after 2020. As a result, the amount paid to us may fluctuate after 2020, and there is no assurance that the parties will be able to negotiate compensation that is acceptable to us after that year.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk, Berlin Heights, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Beachwood, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, Norwalk, West Liberty, Dayton, Beachwood and Willard. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, CBI or Civista or their respective properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, CBI cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CBI or Civista.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded is incorporated herein by reference from the information appearing under the caption “Common Shares and Shareholder Matters” located on page 3 of the 2019 Annual Report.

As of February 21, 2020, there were approximately 1,668 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company did not repurchase any of its common shares during the fourth quarter ended December 31, 2019.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2019 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 4 through 17 of the 2019 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 19 of the 2019 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 86 of the 2019 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 81 of the 2019 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2019 and 2018

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2019, were effective.

Reports on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” located on pages 21 through 22 of the 2019 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2019 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Executive Officers of the Corporation”, “Beneficial Ownership of Common Shares of the Corporation Delinquent Section 16(a) Reports”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” in the 2020 Proxy Statement is incorporated herein by reference in response to this Item.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation”, “2019 Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2020 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the 2014 Incentive Plan at December 31, 2019.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	240,001
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	240,001

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance-Director Independence” and “Corporate Governance-Transactions with Directors, Officers and Associates” in the 2020 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2020 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1.

Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 23 through 86 of the 2019 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2019 and 2018

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

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

4.3	Form of Certificate for 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Shares, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.4	Form of Depositary Receipt for Depositary Shares, each representing 1/40th of a 6.50% Noncumulative Redeemable Convertible Perpetual Preferred Share, Series B, of Civista Bancshares, Inc.	Filed as Exhibit 4.3 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.5	Deposit Agreement dated December 1, 2013, among Civista Bancshares, Inc., Illinois Stock Transfer Company, as Depositary, and the holders from time to time of Depositary Receipts thereunder.	Filed as Exhibit 4.4 to Civista Bancshares, Inc.’s Pre-Effective Amendment No.1 to Form S-1 Registration Statement filed November 1, 2013, and incorporated herein by reference. (File No. 333-191169)
4.6	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.3*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.4*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)

Exhibit	Description	Location
10.6*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 (File No. 1-36192).
10.7*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.8*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.
13.1	Civista Bancshares, Inc. 2019 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith
21.1	Subsidiaries of CBI	Included herewith
23.1	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101

The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2019, 2018 and 2017;  (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements .

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2020 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA , CFE , FCPA , CFF , CICA , Director

/s/ Harry Singer	/s/ Julie A. Mattlin
Harry Singer, Director	Julie A. Mattlin, Director

/s/ Todd A. Michel	/s/ M. Patricia Oliver
Todd A. Michel, Senior Vice President,	M. Patricia Oliver, Director
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, Chairman of the Board	Daniel J. White, Director

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Director	Dennis G. Shaffer, President & CEO, (Principal Executive Officer)
/s/ William F. Ritzmann
William F. Ritzmann, Director