Form 10-Q
period 2020-03-31
CIVISTA BANCSHARES, INC.
filed 2020-05-11
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 5, 2020—16,038,713 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$256,023	$48,535
Securities available for sale	365,886	358,499
Equity securities	803	1,191
Loans held for sale	7,632	2,285
Loans, net of allowance of $16,948 and $14,767	1,726,177	1,694,203
Other securities	20,280	20,280
Premises and equipment, net	22,443	22,871
Accrued interest receivable	7,220	7,093
Goodwill	76,851	76,851
Other intangible assets	8,068	8,305
Bank owned life insurance	45,249	44,999
Other assets	39,224	24,445
Total assets	$2,575,856	$2,309,557
LIABILITIES
Deposits
Noninterest-bearing	$811,976	$512,553
Interest-bearing	1,179,963	1,166,211
Total deposits	1,991,939	1,678,764
Short-term Federal Home Loan Bank advances	17,000	101,500
Securities sold under agreements to repurchase	22,699	18,674
Other borrowings	125,000	125,000
Subordinated debentures	29,427	29,427
Accrued expenses and other liabilities	61,624	26,066
Total liabilities	2,247,689	1,979,431
SHAREHOLDERS’ EQUITY
Common shares, no par value, 20,000,000 shares authorized, 17,650,685 shares issued at March 31, 2020 and 17,623,706 shares issued at December 31, 2019	276,546	276,422
Retained earnings	73,972	67,974
Treasury shares, 1,586,675 common shares at March 31, 2020 and 936,164 common shares at December 31, 2019, at cost	(32,239)	(21,144)
Accumulated other comprehensive income	9,888	6,874
Total shareholders’ equity	328,167	330,126
Total liabilities and shareholders’ equity	$2,575,856	$2,309,557

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Interest and dividend income
Loans, including fees	$21,673	$20,963
Taxable securities	1,416	1,748
Tax-exempt securities	1,512	1,351
Federal funds sold and other	401	522
Total interest and dividend income	25,002	24,584
Interest expense
Deposits	1,985	1,891
Federal Home Loan Bank advances	581	597
Subordinated debentures	313	372
Securities sold under agreements to repurchase and other	8	5
Total interest expense	2,887	2,865
Net interest income	22,115	21,719
Provision for loan losses	2,126	—
Net interest income after provision for loan losses	19,989	21,719
Noninterest income
Service charges	1,468	1,456
Net gain on sale of securities	—	4
Net gain (loss) on equity securities	(141)	2
Net gain on sale of loans	827	331
ATM/Interchange fees	894	906
Wealth management fees	1,006	847
Bank owned life insurance	250	247
Tax refund processing fees	1,900	2,200
Swap fees	338	73
Other	334	218
Total noninterest income	6,876	6,284
Noninterest expense
Compensation expense	10,871	9,805
Net occupancy expense	976	1,040
Equipment expense	506	463
Contracted data processing	450	419
FDIC assessment	87	192
State franchise tax	492	401
Professional services	737	694
Amortization of intangible assets	231	240
ATM/Interchange expense	447	378
Marketing	356	340
Software maintenance expense	437	349
Other operating expenses	2,266	2,128
Total noninterest expense	17,856	16,449
Income before taxes	9,009	11,554
Income tax expense	1,176	1,885
Net Income	7,833	9,669
Preferred stock dividends	—	164
Net income available to common shareholders	$7,833	$9,505
Earnings per common share, basic	$0.47	$0.61
Earnings per common share, diluted	$0.47	$0.57

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$7,833	$9,669
Other comprehensive income, net of reclassification adjustment:
Unrealized holding gains on available for sale securities	3,743	6,142
Tax effect	(786)	(1,289)
Pension liability adjustment	73	147
Tax effect	(16)	(31)
Total other comprehensive income	3,014	4,969
Comprehensive income	$10,847	$14,638

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

			Common Shares				Accumulated Other	Total
			Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019			16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income			—	—	7,833	—	—	7,833
Other comprehensive income			—	—	—	—	3,014	3,014
Stock-based compensation			26,979	124	—	—	—	124
Common stock dividends ($0.11 per share)			—	—	(1,835)	—	—	(1,835)
Purchase of treasury stock			(650,511)	—	—	(11,095)	—	(11,095)
Balance, March 31, 2020			16,064,010	$276,546	$73,972	$(32,239)	$9,888	$328,167

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	9,669	—	—	9,669
Other comprehensive income	—	—	—	—	—	—	4,969	4,969
Stock-based compensation	—	—	20,614	89	—	—	—	89
Common stock dividends ($0.09 per share)	—	—	—	—	(1,404)	—	—	(1,404)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(164)	—	—	(164)
Balance, March 31, 2019	10,120	$9,364	15,624,113	$266,990	$49,421	$(17,235)	$3,517	$312,057

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net cash from operating activities	$25,554	$12,905
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	16,987	12,396
Purchases of securities, available-for-sale	(20,901)	(27,749)
Sale of securities available for sale	—	17,570
Redemption of other securities	—	741
Sale of equity securities	247	—
Purchase of bank owned life insurance	—	(955)
Net loan originations	(34,044)	(10,988)
Proceeds from sale of premises and equipment	10	—
Premises and equipment purchases	(135)	(216)
Net cash used for investing activities	(37,836)	(9,201)
Cash flows from financing activities:
Net change in short-term FHLB advances	(84,500)	(66,500)
Increase in deposits	313,175	185,908
Increase (decrease) in securities sold under repurchase agreements	4,025	(229)
Purchase of treasury shares	(11,095)	—
Common dividends paid	(1,835)	(1,404)
Preferred dividends paid	—	(164)
Net cash provided by financing activities	219,770	117,611
Increase in cash and due from financial institutions	207,488	121,315
Cash and due from financial institutions at beginning of period	48,535	42,779
Cash and due from financial institutions at end of period	$256,023	$164,094
Cash paid during the period for:
Interest	$2,885	$2,834
Income taxes	—	—
Supplemental cash flow information:
Change in fair value of swap asset	(14,085)	(2,073)
Change in fair value of swap asset liability	14,085	2,073
Securities purchased not settled	—	1,061
Increase in right-of-use asset on leases	—	(2,201)
Increase in lease liability	—	2,201

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through March 31, 2020. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through March 31, 2020. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2020 and its results of operations and changes in cash flows for the periods ended March 31, 2020 and 2019 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2019 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $469,112, or 26.8% of total loans, as of March 31, 2020, and the other is to Lessors of Residential Buildings and Dwellings totaling $185,448, or 10.6% of total loans, as of March 31, 2020. These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Adoption of New Accounting Standards:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The amendments in this Update require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements.  We adopted ASU 2018-13 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendment addressed customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also added certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU 2018-15 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

In October, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), which made improvements in (1) applying the variable interest entity (VIE) guidance to private companies under common control and (2) considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests.  Under the amendments in this Update, a private company may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities.  In addition, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.  We adopted ASU 2018-17 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements: (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) added unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) required that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.  We adopted ASU 2018-18 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was to be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update deferred the effective date of ASU 2016-13 for U.S. Securities and Exchange Commission (“SEC”) filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the affect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years This Update is not expected to have a material impact on the Company’s financial statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform.  The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform.  The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.  Management is currently evaluating reference rate options and is reviewing loan agreements, debt securities, derivatives and borrowings impacted by reference rate reform.

Other recent ASU’s issued by the FASB did not, or are not believed by management to have a material effect on the Company’s present or future Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$19,184	$428	$(1)	$19,611
Obligations of states and political subdivisions	198,309	13,923	(83)	212,149
Mortgage-backed securities in government sponsored entities	128,343	5,818	(35)	134,126
Total debt securities	$345,836	$20,169	$(119)	$365,886

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$19,401	$204	$(4)	$19,601
Obligations of states and political subdivisions	193,646	12,409	(21)	206,034
Mortgage-backed securities in government sponsored entities	129,145	3,863	(144)	132,864
Total debt securities	$342,192	$16,476	$(169)	$358,499

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of securities at March 31, 2020, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$8,169	$8,255
Due after one year through five years	17,590	18,083
Due after five years through ten years	25,230	26,371
Due after ten years	166,504	179,051
Mortgage-backed securities	128,343	134,126
Total securities available for sale	$345,836	$365,886

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2020	2019
Sale proceeds	$—	$17,570
Gross realized gains	—	—
Gross realized losses	—	47
Gains from securities called or settled by the issuer	—	43

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $156,691 and $139,004 as of March 31, 2020 and December 31, 2019, respectively.

Securities with unrealized losses at March 31, 2020 and December 31, 2019 not recognized in income are as follows:

March 31, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$150	$(1)	$150	$(1)
Obligations of states and political subdivisions	3,586	(83)	—	—	3,586	(83)
Mortgage-backed securities in gov’t sponsored entities	8,576	(35)	—	—	8,576	(35)
Total temporarily impaired	$12,162	$(118)	$150	$(1)	$12,312	$(119)

December 31, 2019	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$3,408	$(4)	$3,408	$(4)
Obligations of states and political subdivisions	1,947	(21)	—	—	1,947	(21)
Mortgage-backed securities in gov’t sponsored entities	10,653	(91)	7,732	(53)	18,385	(144)
Total temporarily impaired	$12,600	$(112)	$11,140	$(57)	$23,740	$(169)

At March 31, 2020, there were a total of 13 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net gains (losses) recognized on equity securities during the period	$(141)	$2
Less: Net (gains) losses realized on the sale of equity securities during the period	6	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(135)	$2

(4) Loans

Loan balances were as follows:

	March 31, 2020	December 31, 2019
Commercial & Agriculture	$201,860	$203,110
Commercial Real Estate- Owner Occupied	255,633	245,606
Commercial Real Estate- Non-Owner Occupied	616,192	592,222
Residential Real Estate	458,478	463,032
Real Estate Construction	163,807	155,825
Farm Real Estate	32,152	34,114
Consumer and Other	15,003	15,061
Total loans	1,743,125	1,708,970
Allowance for loan losses	(16,948)	(14,767)
Net loans	$1,726,177	$1,694,203

Included in total loans above are net deferred loan fees of $432 and $488 at March 31, 2020 and December 31, 2019, respectively.

Loan Modifications/Troubled Debt Restructurings

During the first quarter, Civista modified 66 loans totaling $39,921, primarily consisting of the deferral of principal and/or interest payments.  All of the modifications were performing at the time of the modification and comply with the provisions of the CARES Act to not be considered a troubled debt restructuring.  Details with respect to actual loan modifications are as follows:

	Number of		Weighted Average
Type of Loan	Loans	Balance	Interest Rate
		(In thousands)
Commercial & Agriculture	26	$5,449	4.65%
Commercial Real Estate:
Owner Occupied	25	10,077	4.82%
Non-Owner Occupied	12	24,122	4.86%
Residential Real Estate	2	184	4.91%
Farm Real Estate	1	89	5.00%
Total	66	$39,921	4.82%

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $16,948 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2020. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2020.

Allowance for loan losses:

For the three months ended March 31, 2020	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,219	$—	$1	$180	$2,400
Commercial Real Estate:
Owner Occupied	2,541	—	7	262	2,810
Non-Owner Occupied	6,584	—	3	1,030	7,617
Residential Real Estate	1,582	(23)	48	343	1,950
Real Estate Construction	1,250	—	1	355	1,606
Farm Real Estate	344	—	2	(36)	310
Consumer and Other	247	(1)	17	(17)	246
Unallocated	—	—	—	9	9
Total	$14,767	$(24)	$79	$2,126	$16,948

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended March 31, 2020, the Company provided $2,126 to the allowance for loan losses.  The provision was the result of an increase in the bank’s qualitative factors related to the economic shutdown that is driven by COVID-19 pandemic. Economic impacts include the loss of revenue being experience by our business clients, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large percentage of customers requesting payment relief. In addition, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances and loss rates, represented by an increase in the provision.  The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  The allowance for Consumer and Other loans decreased due to a decrease in loss rates. The result was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at March 31, 2020.

Allowance for loan losses:

For the three months ended March 31, 2019	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$1,747	$—	$1	$86	$1,834
Commercial Real Estate:
Owner Occupied	1,962	(60)	223	(146)	1,979
Non-Owner Occupied	5,803	—	14	172	5,989
Residential Real Estate	1,531	(98)	124	(123)	1,434
Real Estate Construction	1,046	(24)	—	(51)	971
Farm Real Estate	397	—	1	(32)	366
Consumer and Other	284	(57)	19	5	251
Unallocated	909	—	—	89	998
Total	$13,679	$(239)	$382	$—	$13,822

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2020 and December 31, 2019.

March 31, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,400	$2,400
Commercial Real Estate:
Owner Occupied	—	9	2,801	2,810
Non-Owner Occupied	—	—	7,617	7,617
Residential Real Estate	—	83	1,867	1,950
Real Estate Construction	—	—	1,606	1,606
Farm Real Estate	—	—	310	310
Consumer and Other	—	—	246	246
Unallocated	—	—	9	9
Total	$—	$92	$16,856	$16,948
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$201,860	$201,860
Commercial Real Estate:
Owner Occupied	—	415	255,218	255,633
Non-Owner Occupied	—	371	615,821	616,192
Residential Real Estate	484	1,742	456,252	458,478
Real Estate Construction	—	—	163,807	163,807
Farm Real Estate	—	665	31,487	32,152
Consumer and Other	—	—	15,003	15,003
Total	$484	$3,193	$1,739,448	$1,743,125

December 31, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,219	$2,219
Commercial Real Estate:
Owner Occupied	—	9	2,532	2,541
Non-Owner Occupied	—	—	6,584	6,584
Residential Real Estate	—	82	1,500	1,582
Real Estate Construction	—	—	1,250	1,250
Farm Real Estate	—	—	344	344
Consumer and Other	—	—	247	247
Unallocated	—	—	0	0
Total	$—	$91	$14,676	$14,767
Outstanding loan balances:
Commercial & Agriculture	$—	$367	$202,743	$203,110
Commercial Real Estate:
Owner Occupied	—	426	245,180	245,606
Non-Owner Occupied	—	374	591,848	592,222
Residential Real Estate	467	1,764	460,801	463,032
Real Estate Construction	—	—	155,825	155,825
Farm Real Estate	—	666	33,448	34,114
Consumer and Other	—	—	15,061	15,061
Total	$467	$3,597	$1,704,906	$1,708,970

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of March 31, 2020 and December 31, 2019. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$197,330	$2,121	$2,409	$—	$201,860
Commercial Real Estate:
Owner Occupied	246,602	5,970	3,061	—	255,633
Non-Owner Occupied	612,645	2,126	1,421	—	616,192
Residential Real Estate	72,553	507	6,413	—	79,473
Real Estate Construction	148,589	—	9	—	148,598
Farm Real Estate	28,980	551	2,621	—	32,152
Consumer and Other	779	—	14	—	793
Total	$1,307,478	$11,275	$15,948	$—	$1,334,701

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$199,649	$2,236	$1,225	$—	$203,110
Commercial Real Estate:
Owner Occupied	237,171	5,617	2,818	—	245,606
Non-Owner Occupied	588,633	2,155	1,434	—	592,222
Residential Real Estate	73,289	528	6,495	—	80,312
Real Estate Construction	145,251	—	9	—	145,260
Farm Real Estate	30,808	567	2,739	—	34,114
Consumer and Other	1,289	—	6	—	1,295
Total	$1,276,090	$11,103	$14,726	$—	$1,301,919

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2020 and December 31, 2019 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$379,005	$15,209	$14,193	$408,407
Nonperforming	—	—	17	17
Total	$379,005	$15,209	$14,210	$408,424

December 31, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$382,720	$10,565	$13,766	$407,051
Nonperforming	—	—	—	—
Total	$382,720	$10,565	$13,766	$407,051

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2020 and December 31, 2019.

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$422	$—	$120	$542	$201,318	$—	$201,860	$—
Commercial Real Estate:
Owner Occupied	179	327	592	1,098	254,535	—	255,633	—
Non-Owner Occupied	170	—	8	178	616,014	—	616,192	—
Residential Real Estate	3,323	79	1,962	5,364	452,630	484	458,478	—
Real Estate Construction	50	—	—	50	163,757	—	163,807	—
Farm Real Estate	26	—	6	32	32,120	—	32,152	—
Consumer and Other	72	40	20	132	14,871	—	15,003	17
Total	$4,242	$446	$2,708	$7,396	$1,735,245	$484	$1,743,125	$17

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$27	$35	$106	$168	$202,942	$—	$203,110	$—
Commercial Real Estate:
Owner Occupied	453	63	663	1,179	244,427	—	245,606	—
Non-Owner Occupied	—	—	8	8	592,214	—	592,222	—
Residential Real Estate	2,399	198	1,775	4,372	458,193	467	463,032	—
Real Estate Construction	—	—	—	—	155,825	—	155,825	—
Farm Real Estate	—	—	7	7	34,107	—	34,114	—
Consumer and Other	129	46	—	175	14,886	—	15,061	—
Total	$3,008	$342	$2,559	$5,909	$1,702,594	$467	$1,708,970	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Commercial & Agriculture	$160	$173
Commercial Real Estate:
Owner Occupied	855	938
Non-Owner Occupied	8	8
Residential Real Estate	4,256	4,183
Real Estate Construction	9	9
Farm Real Estate	274	284
Consumer and Other	12	4
Total	$5,574	$5,599

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2020, TDRs accounted for $92 of the allowance for loan losses. As of December 31, 2019, TDRs accounted for $91 of the allowance for loan losses.

There were no loans modified as TDRs during the period ended March 31, 2020. Loan modifications that are considered TDRs completed during the period ended March 31, 2019 were as follows:

For the Three-Month Period Ended
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

During both the three-month periods ended March 31, 2020 and March 31, 2019, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$367	$367
Commercial Real Estate:
Owner Occupied	162	162		168	168
Non-Owner Occupied	371	371		374	374
Residential Real Estate	1,555	1,627		1,571	1,643
Farm Real Estate	665	665		666	666
Total	2,753	2,825		3,146	3,218
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	253	253	$9	258	258	$9
Residential Real Estate	187	191	83	193	197	82
Farm Real Estate	—	—	—	—	—	—
Total	440	444	92	451	455	91
Total:
Commercial & Agriculture	—	—	—	367	367	—
Commercial Real Estate:
Owner Occupied	415	415	9	426	426	9
Non-Owner Occupied	371	371	—	374	374	—
Residential Real Estate	1,742	1,818	83	1,764	1,840	82
Farm Real Estate	665	665	—	666	666	—
Total	$3,193	$3,269	$92	$3,597	$3,673	$91

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2020 and 2019.

	March 31, 2020		March 31, 2019
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$183	$4	$367	$6
Commercial Real Estate—Owner Occupied	421	7	478	8
Commercial Real Estate—Non-Owner Occupied	372	5	206	4
Residential Real Estate	1,753	13	1,213	16
Farm Real Estate	666	7	694	7
Total	$3,395	$36	$2,958	$41

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended March 31, 2020	For the Three-Month Period Ended March 31, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$255	$336
Acquisition of PCI loans	—	—
Accretion	(162)	(10)
Transfer from non-accretable to accretable	113	—
Balance at end of period	$206	$326

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2020	At December 31, 2019
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$1,004	$1,149
Carrying amount	484	467

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2020 or December 31, 2019, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2020 and December 31, 2019, respectively, there were no foreclosed assets included in other assets. As of March 31, 2020 and December 31, 2019, the Company had initiated formal foreclosure procedures on $881 and $1,022, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2020(a)			March 31, 2019(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$12,883	$(6,009)	$6,874	$2,347	$(3,799)	$(1,452)
Other comprehensive income before reclassifications	2,957	—	2,957	4,850	—	4,850
Amounts reclassified from accumulated other comprehensive income (loss)	—	57	57	3	116	119
Net current-period other comprehensive income	2,957	57	3,014	4,853	116	4,969
Ending balance	$15,840	$(5,952)	$9,888	$7,200	$(3,683)	$3,517

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended March 31, 2020	For the Three months ended March 31, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$—	$(4)	Net gain (loss) on sale of securities
Tax effect	—	1	Income tax expense
	—	(3)
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(73)	(147)	Other operating expenses
Tax effect	16	31	Income tax expense
	(57)	(116)
Total reclassifications for the period	$(57)	$(119)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended March 31, 2020 and December 31, 2019.

Acquired intangible assets, other than goodwill, as of March 31, 2020 and December 31, 2019 were as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$14,792	$8,280	$6,512	$14,792	$8,049	$6,743
Total amortized intangible assets	$14,792	$8,280	$6,512	$14,792	$8,049	$6,743

(1)	Excludes fully amortized intangible assets

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Aggregate core deposit intangible amortization expense was $231 and $240 for the three months ended March 31, 2020 and 2019, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance as of March 31, 2020 and December 31, 2019 were as follows:

	2020	2019
Loan Servicing Rights:
Beginning of year	$1,562	$1,664
Additions	106	247
Disposals	—	—
Amortized to expense	71	247
Other charges	—	—
Change in valuation allowance	41	102
End of year	$1,556	$1,562

Valuation allowance:
Beginning of year	$102	$—
Additions expensed	41	102
Reductions credited to operations	—	—
Direct write-offs	—	—
End of year	$143	$102

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2020	$68	$681	$749
2021	91	891	982
2022	90	868	958
2023	89	841	930
2024	89	804	893
Thereafter	1,129	2,427	3,556
	$1,556	$6,512	$8,068

(8) Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings, are included in Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At March 31, 2020		At March 31, 2019
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$17,000	$—	$122,100
Interest rate on balance	—	0.14%	—	2.51%
Maximum indebtedness	37,000	102,700	—	192,700
Average balance	610	32,749	—	92,267
Average rate paid	1.32%	1.65%	—	2.51%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2020 and December 31, 2019.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2020 and December 31, 2019. All of the repurchase agreements are overnight agreements.

	March 31, 2020	December 31, 2019
Securities pledged for repurchase agreements:
U.S. Treasury securities	$865	$810
Obligations of U.S. government agencies	21,834	17,864
Total securities pledged	$22,699	$18,674
Gross amount of recognized liabilities for repurchase agreements	$22,699	$18,674
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended
	March 31,
	2020	2019
Basic
Net income	$7,833	$9,669
Preferred stock dividends	—	164
Net income available to common shareholders—basic	$7,833	$9,505
Weighted average common shares outstanding—basic	16,517,745	15,607,655
Basic earnings per common share	$0.47	$0.61
Diluted
Net income available to common shareholders—basic	$7,833	$9,505
Preferred stock dividends	—	164
Net income available to common shareholders—diluted	$7,833	$9,669
Weighted average common shares outstanding for basic earnings per common share	16,517,745	15,607,655
Add: Dilutive effects of convertible preferred shares	—	1,294,175
Average shares and dilutive potential common shares outstanding—diluted	16,517,745	16,901,830
Diluted earnings per common share	$0.47	$0.57

For the quarter ended March 31, 2019, there were 1,294,175 of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2020 and December 31, 2019:

	Contract Amount
	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$12,081	$381,789	$15,155	$396,516
Overdraft protection	5	48,253	5	37,286
Letters of credit	600	886	624	776
	$12,686	$430,928	$15,784	$434,578

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at March 31, 2020 and from 4.50% to 8.50% at December 31, 2019. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on March 31, 2020 and $7,127 on December 31, 2019. Such amounts are included within cash and due from financial institutions on the Consolidated Balance Sheet.

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

Net periodic pension cost was as follows:

	Three months ended
	March 31,
	2020	2019
Service cost	$—	$—
Interest cost	121	128
Expected return on plan assets	(187)	(256)
Other components	73	147
Net periodic pension cost	$7	$19

The Company does not expect to make any contribution to its pension plan in 2020. The Company made no contribution to its pension plan in 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 215,450 shares available for future grants under this plan at March 31, 2020.

No options had been granted under the 2014 Incentive Plan during the three periods ended March 31, 2020 and 2019.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three-month period ended March 31, 2020:

	Three months ended
	March 31, 2020
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	44,027	$20.48
Granted	26,979	21.26
Vested	(16,732)	20.36
Forfeited	—	—
Nonvested at end of period	54,274	$20.90

The following is a summary of the status of the Company’s outstanding restricted shares as of March 31, 2020:

At March 31, 2020
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	2,056	$16	0.75
March 20, 2017	2,388	43	1.75
April 10, 2018	2,643	34	0.75
April 10, 2018	4,670	85	2.75
March 14, 2019	6,796	111	1.75
March 14, 2019	8,742	148	3.75
March 13, 2020	12,982	241	2.75
March 13, 2020	13,997	270	4.75
	54,274	$948	3.08

During the three months ended March 31, 2020, the Company recorded $124 of share-based compensation expense for shares granted under the 2014 Incentive Plan. At March 31, 2020, the total compensation cost related to unvested awards not yet recognized is $948, which is expected to be recognized over the weighted average remaining life of the grants of 3.08 years.

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

Impaired loans: The Company has measured impairment on impaired loans based on the discounted cash flows of the loan or the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table below as it is not currently being carried at its fair value.  The fair values in the table below exclude estimated selling costs of $9 as of March 31, 2020.

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at March 31, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$19,611	$—
Obligations of states and political subdivisions	—	212,149	—
Mortgage-backed securities in government sponsored entities	—	134,126	—
Total securities available for sale	—	365,886	—
Equity securities	—	803	—
Swap asset	—	23,003	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	23,003	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2019 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$19,601	$—
Obligations of states and political subdivisions	—	206,034	—
Mortgage-backed securities in government sponsored entities	—	132,864	—
Total securities available for sale	—	358,499	—
Equity securities	—	1,191	—
Swap asset	—	8,918	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	8,918	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$1

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1	Appraisal of collateral	Appraisal adjustments	30%	30%
			Holding period	22 Months	22 Months

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1	Appraisal of collateral	Appraisal adjustments	30%	30%
			Holding period	22 months	22 months

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2020 are as follows:

March 31, 2020	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$256,023	$256,023	$256,023	$—	$—
Other securities	20,280	20,280	20,280	—	—
Loans, held for sale	7,632	7,785	7,785	—	—
Loans, net of allowance	1,726,177	1,760,613	—	—	1,760,613
Bank owned life insurance	45,249	45,249	45,249	—	—
Accrued interest receivable	7,220	7,220	7,220	—	—
Financial Liabilities:
Nonmaturing deposits	1,703,668	1,703,235	1,703,235	—	—
Time deposits	288,271	290,726	—	—	290,726
Short-term FHLB advances	17,000	17,000	17,000	—	—
Long-term FHLB advances	125,000	129,992	—	—	129,992
Securities sold under agreement to repurchase	22,699	22,699	22,699	—	—
Subordinated debentures	29,427	31,460	—	—	31,460
Accrued interest payable	279	279	279	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2019 are as follows:

December 31, 2019	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$48,535	$48,535	$48,535	$—	$—
Other securities	20,280	20,280	20,280	—	—
Loans, held for sale	2,285	2,331	2,331	—	—
Loans, net of allowance	1,694,203	1,713,863	—	—	1,713,863
Bank owned life insurance	44,999	44,999	44,999	—	—
Accrued interest receivable	7,093	7,093	7,093	—	—
Financial Liabilities:
Nonmaturing deposits	1,402,924	1,402,924	1,402,924	—	—
Time deposits	275,840	276,616	—	—	276,616
Short-term FHLB advances	101,500	101,500	101,500	—	—
Long-term FHLB advances	125,000	123,893	—	—	123,893
Securities sold under agreement to repurchase	18,674	18,674	18,674	—	—
Subordinated debentures	29,427	34,452	—	—	34,452
Accrued interest payable	277	277	277	—	—

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company’s interest rate swap positions as of March 31, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$175,613	$23,003	4.96%
Derivative Liabilities	Accrued expenses and other liabilities	(175,613)	(23,003)	-4.96%
Net Exposure		$—	$—

The following table summarizes the Company’s interest rate swap positions as of December 31, 2019.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$151,648	$8,918	5.04%
Derivative Liabilities	Accrued expenses and other liabilities	(151,648)	(8,918)	-5.04%
Net Exposure		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives with “Other” in the Consolidated Statements of Operation.

At March 31, 2020, the Company had cash and securities at fair value pledged for collateral on its interest rate swaps with third party financial institutions of $8,290 and $16,862, respectively. At December 31, 2019, securities with a fair value of $14,032 were pledged as collateral.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $5,290 and $5,154, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,112 and $5,417 at March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $169 and $133, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $283 and $276, respectively. During the three months ended March 31, 2020, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges	$1,468	$1,456
ATM/Interchange fees	894	906
Wealth management fees	1,006	847
Tax refund processing fees	1,900	2,200
Other	270	131
Noninterest Income (in-scope of Topic 606)	5,538	5,540
Noninterest Income (out-of-scope of Topic 606)	1,338	744
Total Noninterest Income	$6,876	$6,284

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

(17) Leases

We have operating leases for several branch locations and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, we have several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use (“ROU”) assets and lease liabilities.

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

The balance sheet information related to our operating leases were as follows as of March 31, 2020 and December 31, 2019:

	Classification on the Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Assets:
Operating lease	Other assets	$3,164	$3,273
Liabilities:
Operating lease	Accrued expenses and other liabilities	$3,164	$3,273

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The cost components of our operating leases were as follows for the period ended March 31, 2020:

	Three Months Ended
	March 31,
	2020	2019
Lease cost
Operating lease cost	$132	$95
Short-term lease cost	36	71
Sublease income	(8)	(17)
Total lease cost	$160	$149

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2020	$379
2021	497
2022	438
2023	430
2024	422
Thereafter	1,381
Total lease payments	$3,547
Less: Imputed Interest	383
Present value of lease liabilities	$3,164

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2020:

Weighted-average remaining lease term-operating leases (years)	6.00
Weighted-average discount rate-operating leases	2.92%

(18) Subsequent Events

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans and began accepting applications on April 2, 2020.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10 million.  PPP loans will have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

The CARES Act provided an initial $349 billion in funding for PPP loans, which was fully exhausted by loans made through April 16, 2020.  On April 24, 2020, Congress approved an additional round of funding of approximately $310 billion to replenish the PPP.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

As of May 5, 2020, we have received SBA approval on 2,139 loans totaling $262,100 of loans under the PPP.  We have submitted the documentation, which has been reviewed and approved, to borrow from the Paycheck Protection Program Lending Facility.  We expect to match this funding with the volume of PPP loans outstanding.

Loan Modification/Troubled Debt Restructurings

As of May 5, 2020, we had modified 653 loans aggregating $357,549 from customers impacted by the COVID-19 pandemic.  These modifications consist primarily of deferral of principal and interest payments.  Of these modifications, $357,549, or 100%, were performing in accordance with their terms.  Details with respect to actual loan modifications are as follows:

	Number of		Weighted Average
Type of Loan	Loans	Balance	Interest Rate
		(In thousands)
Commercial & Agriculture	215	$49,944	4.74%
Commercial Real Estate:
Owner Occupied	163	78,983	4.84%
Non-Owner Occupied	114	183,935	4.36%
Residential Real Estate	119	19,860	4.51%
Real Estate Construction	15	23,898	4.46%
Farm Real Estate	6	578	5.18%
Consumer and Other	21	351	4.56%
Total	653	$357,549	4.54%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2020 compared to December 31, 2019, and the consolidated results of operations for the three-month period ended March 31, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2020 were $2,575,856 compared to $2,309,557 at December 31, 2019, an increase of $266,299, or 11.5%. The increase in total assets was due to increases in cash and due from financial institutions of $207,488, accompanied by other increases in securities available for sale, loans held for sale, loans and other assets of $7,387, $5,347, $31,974 and $14,779, respectively. Total liabilities at March 31, 2020 were $2,247,689 compared to $1,979,431 at December 31, 2019, an increase of $268,258, or 13.6%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts, interest-bearing demand accounts and accrued expenses and other liabilities of $299,423, $13,752 and $35,558, respectively, partially offset by a decrease in short-term FHLB advances of $84,500.

Loans outstanding as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019	$ Change	% Change
Commercial & Agriculture	$201,860	$203,110	$(1,250)	-0.6%
Commercial Real Estate—Owner Occupied	255,633	245,606	10,027	4.1%
Commercial Real Estate—Non-Owner Occupied	616,192	592,222	23,970	4.0%
Residential Real Estate	458,478	463,032	(4,554)	-1.0%
Real Estate Construction	163,807	155,825	7,982	5.1%
Farm Real Estate	32,152	34,114	(1,962)	-5.8%
Consumer and Other	15,003	15,061	(58)	-0.4%
Total loans	1,743,125	1,708,970	34,155	2.0%
Allowance for loan losses	(16,948)	(14,767)	(2,181)	14.8%
Net loans	$1,726,177	$1,694,203	$31,974	1.9%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net loans have increased $31,974 or 1.9% since December 31, 2019. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied and Real Estate Construction loan portfolios increased $10,027, $23,970 and $7,982, respectively, since December 31, 2019, while the Commercial & Agriculture, Residential Real Estate, Farm Real Estate and Consumer and Other loan portfolios decreased $1,250, $4,554, $1,962 and $58, respectively, since December 31, 2019.  At March 31, 2020, the net loan to deposit ratio was 86.7% compared to 100.9% at December 31, 2019. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

During the first three months of 2020, provisions made to the allowance for loan losses from earnings totaled $2,126, compared to a provision of $0 during the same period in 2019. The increase in provision was due to an increase in the bank’s qualitative factors related to the economic shutdown that is driven by COVID-19. Economic impacts include the loss of revenue being experience by our business clients, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large percentage of customers requesting payment relief. Net recoveries for the first three months of 2020 totaled $55, compared to net recoveries of $143 in the first three months of 2019. For the first three months of 2020, the Company charged off a total of 5 loans. Four Residential Real Estate loans totaling $23 and one Consumer and Other loan totaling $1 were charged off in the first three months of the year. In addition, during the first three months of 2020, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $1, Commercial Real Estate – Owner Occupied loans of $7, Commercial Real Estate – Non-Owner Occupied loans of $3, Residential Real Estate loans of $48, Real Estate Construction loans of $1, Farm Real Estate loans of $2 and Consumer and Other loans of $17. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $8 since December 31, 2019, which was due to a decrease in loans on nonaccrual status of $25 and an increase in loans past due 90 days and accruing of $17. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 0.97% at March 31, 2020 and 0.86% December 31, 2019.

The available for sale security portfolio increased by $7,387, from $358,499 at December 31, 2019 to $365,886 at March 31, 2020.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2020, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $428 from December 31, 2019 to March 31, 2020. The decrease is the result of new purchases of $135, offset by depreciation of $553 and proceeds from the sale of premises and equipment of $10.

Bank owned life insurance (BOLI) increased $250 from December 31, 2019 to March 31, 2020. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $14,779 from December 31, 2019 to March 31, 2020.  The increase is the result of increases in the fair value of swap assets of $14,085.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand	$811,976	$512,553	$299,423	58.4%
Interest-bearing demand	332,756	301,674	31,082	10.3%
Savings and money market	558,936	588,697	(29,761)	-5.1%
Time deposits	288,271	275,840	12,431	4.5%
Total Deposits	$1,991,939	$1,678,764	$313,175	18.7%

Total deposits at March 31, 2020 increased $313,175 from year-end 2019. Noninterest-bearing deposits increased $299,423 from year-end 2019, while interest-bearing deposits, including savings and time deposits, increased $13,752 from December 31, 2019. The increase in noninterest-bearing deposits was primarily due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $307,549. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2019 over the next two quarters. The increase in interest-bearing deposits was primarily due to an increase in non-public and public fund interest-bearing accounts of $7,610 and $23,286, respectively, offset by a decrease in brokered money market accounts of $29,274. The year-to-date average balance of total deposits increased $168,031 compared to the average balance for the same period in 2019 mainly due to increases in noninterest-bearing business demand and tax refund processing program accounts of $45,665 and $70,862, respectively, accompanied by increases in interest-bearing demand and public funds interest-bearing demand of $7,459 and $23,581, respectively.  In addition, the average balance of time deposits increased $10,194 as compared to the same period in 2019.

Short-term FHLB advances decreased $84,500 from December 31, 2019 to March 31, 2020. The decrease is due to a decrease in overnight borrowings. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $4,025 from December 31, 2019 to March 31, 2020.

Accrued expenses and other liabilities increased $35,558 from December 31, 2019 to March 31, 2020.  The increase is primarily the result of increases in swap liabilities of $14,085 and a clearing account related to the tax refund processing program of $23,578.

Shareholders’ equity at March 31, 2020 was $328,167, or 12.7% of total assets, compared to $330,126, or 14.3% of total assets, at December 31, 2019. The decrease was the result of net income of $7,833, a decrease in the Company’s pension liability, net of tax, of $57, and an increase in the fair value of securities available for sale, net of tax, of $2,957, offset by dividends on common shares of $1,835 and the purchase of treasury shares of $11,095.

Total outstanding common shares at March 31, 2020 were 16,064,010, which decreased from 16,687,542 common shares outstanding at December 31, 2019. Common shares outstanding decreased as a result of 650,511 common shares being repurchased by the Company at an average repurchase price of $17.06. The Company repurchased 646,703 common shares pursuant to a stock repurchase program announced on December 17, 2019 and 3,808 common shares surrendered to pay taxes upon vesting of restricted shares. The plan authorizes the Company to repurchase up to 672,000 shares of the Company’s common shares until December 17, 2020.  The decrease in common shares outstanding was offset by the grant of 26,979 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The Company had net income of $7,833 for the three months ended March 31, 2020, a decrease of $1,836 from a net income of $9,669 for the same three months of 2019. Basic earnings per common share were $0.47 for the quarter ended March 31, 2020, compared to $0.61 for the same period in 2019. Diluted earnings per common share were $0.47 for the quarter ended March 31, 2020, compared to $0.57 for the same period in 2019. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income for the three months ended March 31, 2020 was $22,115, an increase of $396 from $21,719 in the same three months of 2019. This increase is the result of an increase of $418 in total interest income with only an increase of $22 in interest expense. Interest-earning assets averaged $2,232,168 during the three months ended March 31, 2020, an increase of $214,645 from $2,017,523 for the same period of 2019.  The Company’s average interest-bearing liabilities increased from $1,275,064 during the three months ended March 31, 2019 to $1,385,502 during the three months ended March 31, 2020. The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2020 and 2019 was 4.10% and 4.45%, respectively.

Total interest income was $25,002 for the three months ended March 31, 2020, an increase of $418 from $24,584 of total interest income for the same period in 2019.  The increase in interest income is attributable to an increase of $710 in interest and fees on loans, which resulted from an increase in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans increased by $161,477 or 10.3% to $1,725,685 for the three months ended March 31, 2020 as compared to $1,564,208 for the same period in 2019.  The loan yield decreased to 5.05% for 2020, from 5.44% in 2019 mainly due to the impact of lower interest rates during the first three months of 2020 as compared to the same period of 2019.

Interest on taxable securities decreased $332 to $1,416 for the three months ended March 31, 2020, compared to $1,748 for the same period in 2019.  The average balance of taxable securities decreased $19,996 to $187,604 for the three months ended March 31, 2020 as compared to $207,600 for the same period in 2019.  The yield on taxable securities decreased 30 basis points to 3.13% for 2020, compared to 3.43% for 2019.  Interest on tax-exempt securities increased $161 to $1,512 for the three months ended March 31, 2020, compared to $1,351 for the same period in 2019.  The average balance of tax-exempt securities increased $39,964 to $197,583 for the three months ended March 31, 2020 as compared to $157,619 for the same period in 2019.  The yield on tax-exempt securities decreased 27 basis points to 4.22% for 2020, compared to 4.49% for 2019 due to the impact of lower interest rates during the first three months of 2020 as compared to the same period of 2019.

Interest expense increased $22 or 0.8% to $2,887 for the three months ended March 31, 2020, compared with $2,865 for the same period in 2019.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended March 31, 2020, the average balance of interest-bearing liabilities increased $110,438 to $1,385,502, as compared to $1,275,064 for the same period in 2019.  Interest incurred on deposits increased by $94 to $1,985 for the three months ended March 31, 2020, compared to $1,891 for the same period in 2019.  The change in deposit expense was due to an increase in the average balance of interest-bearing deposits of $49,420 for the three months ended March 31, 2020 as compared to the same period in 2019.  In addition, the rate paid on demand and savings accounts decreased from 0.34% in 2019 to 0.27% in 2020 and the rate paid on time deposits increased from 1.77% to 1.98% in 2020.  The increase in the rate paid on time deposits is mainly due to special rates offered on time deposits, during 2019 and through 2020. Interest expense incurred on FHLB advances and subordinated debentures decreased 7.7% from 2019.  While the average balance on FHLB balances increased $60,482 for the three months ended March 31, 2020 as compared to the same period in 2019, the rate paid decreased 101 basis points.  In addition, the rate paid on subordinated debentures decreased 85 basis points for the three months ended March 31, 2020 as compared to the same period in 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2020 and 2019. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2020			2019
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,725,685	$21,673	5.05%	$1,564,208	$20,963	5.44%
Taxable securities	187,604	1,416	3.13%	207,600	1,748	3.43%
Tax-exempt securities	197,583	1,512	4.22%	157,619	1,351	4.49%
Interest-bearing deposits in other banks	121,296	401	1.33%	88,096	522	2.40%
Total interest-earning assets	$2,232,168	$25,002	4.62%	$2,017,523	$24,584	5.02%
Noninterest-earning assets:
Cash and due from financial institutions	168,350			92,782
Premises and equipment, net	22,737			21,924
Accrued interest receivable	6,751			6,534
Intangible assets	85,083			86,116
Other assets	28,550			20,053
Bank owned life insurance	45,086			43,643
Less allowance for loan losses	(14,927)			(13,885)
Total Assets	$2,573,798			$2,274,690
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$894,892	$606	0.27%	$855,666	$708	0.34%
Time	280,701	1,379	1.98%	270,507	1,183	1.77%
FHLB	157,749	581	1.48%	97,267	597	2.49%
Federal funds purchased	610	2	1.32%	—	—	0.00%
Subordinated debentures	29,427	313	4.28%	29,427	372	5.13%
Repurchase Agreements	22,123	6	0.11%	22,197	5	0.09%
Total interest-bearing liabilities	$1,385,502	$2,887	0.84%	$1,275,064	$2,865	0.91%
Noninterest-bearing deposits	799,540			680,929
Other liabilities	56,154			17,041
Shareholders’ Equity	332,602			301,656
Total Liabilities and Shareholders’ Equity	$2,573,798			$2,274,690
Net interest income and interest rate spread		$22,115	3.78%		$21,719	4.11%
Net interest margin			4.10%			4.45%

*—All yields and costs are presented on an annualized basis

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2020 and 2019.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,080	$(1,370)	$710
Taxable securities	(201)	(131)	(332)
Tax-exempt securities	235	(74)	161
Interest-bearing deposits in other banks	157	(278)	(121)
Total interest income	$2,271	$(1,853)	$418
Interest expense:
Demand and savings	$31	$(133)	$(102)
Time	46	150	196
FHLB	281	(297)	(16)
Federal funds purchased	2	—	2
Subordinated debentures	—	(59)	(59)
Repurchase agreements	—	1	1
Total interest expense	$360	$(338)	$22
Net interest income	$1,911	$(1,515)	$396

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $2,126 and $0 during the quarters ended March 31, 2020 and 2019. The increase in the provision was due to an increase in the bank’s qualitative factors related to the economic shutdown that is driven by COVID-19 pandemic. Economic impacts include the loss of revenue being experience by our business clients, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large percentage of customers requesting payment relief. We expect our Commercial, Commercial Real Estate and Consumer portfolios to be impacted the most.

Noninterest income for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019	$ Change	% Change
Service charges	$1,468	$1,456	$12	0.8%
Net gain on sale of securities	—	4	(4)	-100.0%
Net gain (loss) on equity securities	(141)	2	(143)	-7150.0%
Net gain on sale of loans	827	331	496	149.8%
ATM/Interchange fees	894	906	(12)	-1.3%
Wealth management fees	1,006	847	159	18.8%
Bank owned life insurance	250	247	3	1.2%
Tax refund processing fees	1,900	2,200	(300)	-13.6%
Swap fees	338	73	265	363.0%
Other	334	218	116	53.2%
Total noninterest income	$6,876	$6,284	$592	9.4%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 2020 was $6,876, an increase of $592 or 9.4% from $6,284 for the same period of 2019. The increase was primarily due to increases in net gain on sale of loans, wealth management fees, swap fees and other, offset by decreases in net gain (loss) on equity securities and tax refund processing fees.  Net gain (loss) on equity securities decreased as a result of market value decreases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the three-months ended March 31, 2020, 214 loans were sold, totaling $35,368.  During the three-months ended March 31, 2019, 102 loans were sold, totaling $16,500. Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $97 and $62, respectively. Trust income increased as a result of new accounts and market conditions. While brokerage income has increased due to volume of business.  Swap fees increased due to the volume of swaps performed during the quarter ended March 31, 2020 as compared to the same period of 2019.  Other income increased as a result of fewer direct claims paid in the first three months of 2020 as compared to the same period of 2019.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $1,900 for the three months ended March 31, 2019, a decrease of $300 from $2,200 for the same period of 2019.  The decrease is the result of a decrease in volume of transactions processed during the period.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019	$ Change	% Change
Compensation expense	$10,871	$9,805	$1,066	10.9%
Net occupancy expense	976	1,040	(64)	-6.2%
Equipment expense	506	463	43	9.3%
Contracted data processing	450	419	31	7.4%
FDIC assessment	87	192	(105)	-54.7%
State franchise tax	492	401	91	22.7%
Professional services	737	694	43	6.2%
Amortization of intangible assets	231	240	(9)	-3.8%
ATM/Interchange expense	447	378	69	18.3%
Marketing	356	340	16	4.7%
Software maintenance expense	437	349	88	25.2%
Other	2,266	2,128	138	6.5%
Total noninterest expense	$17,856	$16,449	$1,407	8.6%

Noninterest expense for the three months ended March 31, 2020 was $17,856, an increase of $1,407, or 8.6%, from $16,449 reported for the same period of 2019. The primary reasons for the increase were increases in compensation expense, state franchise taxes, ATM/Interchange expense, software maintenance expense and other, offset by a decrease in FDIC assessment due to the small bank assessment credit applied to the Company’s first quarter 2020 assessment. The increase in compensation expense was due to increased payroll, payroll taxes and unemployment insurance, commission and incentive based costs and employee insurance costs.  The quarter-to-date average full time equivalent (FTE) employees were 452.5 at March 31, 2020, an increase of 22.0 FTEs over 2019, which increased payroll and payroll related expenses. Payroll and payroll related expenses also increased due to annual pay increases and increases in commission based costs and employee insurance costs.  The increases in ATM/Interchange expense is primarily due to increases in monthly processing fees and increases in monitoring software costs.  The quarter-over-quarter increase in state franchise taxes was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax. The increase in software maintenance expense is due to the buyout of certain contracts of $54. The increase in other operating expense is primarily due to increases in software depreciation, bad check expense, education and training, amortization on low income housing investment, other loan expense and MSR valuation expense.

Income tax expense for the three months ended March 31, 2020 totaled $1,176, down $709 compared to the same period in 2019. The effective tax rates for the three-month periods ended March 31, 2020 and 2019 were 13.1% and 16.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The decrease in the effective tax rate is due to higher non-taxable income for the three months ended March 31, 2020, as compared to the same period in 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $328,167 at March 31, 2020 compared to $330,126 at December 31, 2019. The Company repurchased common shares during the period, which totaled $11,095. The decrease in shareholders’ equity was also impacted by net income of $7,833, a $57 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $2,957, which was partially offset by dividends on common stock of $1,835.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2020 and December 31, 2019 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2020	15.2%	14.3%	12.7%	10.7%
Company Ratios—December 31, 2019	16.1%	15.3%	13.6%	12.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $8,255, or 2.3% of the total security portfolio at March 31, 2020. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $25,554 and $12,905 for the three months ended March 31, 2020 and 2019, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. In addition, in 2020, additions from the change in the provision of loan losses and accrued expenses and other liabilities of $2,126 and $21,653, respectively added to cash from operating activities. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $37,836 and $9,201 for the three months ended March 31, 2020 and 2019, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $219,770 and $117,611 for the three months ended March 31, 2020 and 2019, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2020, Civista had total credit availability with the FHLB of $581,739 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $419,739. In addition, CBI maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2019 and March 31, 2020, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at March 31, 2020 and December 31, 2019.

The Company had derivative financial instruments as of December 31, 2019 and March 31, 2020. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2020			December 31, 2019
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	464,155	67,263	17%	449,843	31,596	8%
+100bp	438,640	41,748	11%	437,195	18,948	5%
Base	396,892	—	—	418,247	—	—
-100bp	417,970	21,078	5%	394,943	(23,304)	-6%
-200bp	452,864	55,972	14%	416,878	(1,369)	0%

The change in net portfolio value from December 31, 2019 to March 31, 2020, can be attributed to a couple of factors.  There was a nearly parallel drop in the yield curve from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash, primarily as a result of cash related to our tax refund processing program.  Similarly, the volume and mix of liabilities has shifted away from borrowed money toward deposits, again as a result of deposits related to our tax refund processing program.  The mix shifts from the end of the year led to a decrease in the base net portfolio value.  Assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of liabilities would decrease more quickly than the market value of assets, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2020, were effective.

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

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

THE OUTBREAK OF THE RECENT COVID-19, OR AN OUTBREAK OF ANOTHER HIGHLY INFECTIOUS OR CONTAGIOUS DISEASE, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19. Could cause severe and prolonged disruptions to the economies in the U.S. and our market areas, which could in turn disrupt the business activities, and operations of our customers, as well as our business and operations. Since January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, including the time such outbreak takes to wane and the time it takes our markets to return to normal, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a significant spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak also negatively impacts the business and operations of third-party service providers who perform critical services for us. The spread of COVID-19, or another highly infectious or contagious disease, or the failure to contain such spread could have a material adverse effect to our business, financial condition, and results of operations.

On March 11. 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President announced a national emergency relating to the disease. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory stay-at-home orders and business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on the U.S. and our local economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could materially affect our business, including our customers’ willingness to conduct banking transactions, their ability to pay on existing obligations and the availability of liquidity, which would negatively affect our financial condition and results of operations. The duration of any such impacts cannot be predicted.

ADVERSE CHANGES IN FINANCIAL MARKETS AND ECONOMIC CONDITIONS MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

The current outbreak of the coronavirus (COVID-19) internationally and in the U.S. could have an adverse effect on our business operations. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. The Federal Reserve’s recent unprecedented cuts to the federal funds interest rate in response to the coronavirus pandemic, at a time when the existing economic environment was already characterized by interest rates at historically low levels, may further impact our ability to attract deposits, generate attractive earnings through our investment portfolio, and negatively affect the value of our loans and other assets. If and when monetary policy changes lead to an increase in interest rates, it may also have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

Civista Bancshares, Inc.

Other Information

Form 10-Q

OUR ALLOWANCE FOR LOAN LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB POTENTIAL LOSSES IN OUR LOAN PORTFOLIO.

We may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation, including the Families First Coronavirus Response Act (“FFCRA”). We cannot predict the full impact of the coronavirus outbreak or any other future global pandemic on our business, but we may experience increased delinquencies and credit losses as a result of the outbreak. Further, if real estate markets or the economy in general deteriorate (due to the coronavirus outbreak or otherwise), Civista may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require Civista to increase its allowance for loan losses in the future, which could have a negative effect on Civista’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

THE SMALL TO MEDIUM SIZED BUSINESSES THAT WE LEND TO MAY HAVE FEWER RESOURCES TO WEATHER ADVERSE BUSINESS CONDITIONS, WHICH MAY IMPAIR THEIR ABILITY TO REPAY LOANS, AND SUCH IMPAIRMENT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our business development and marketing strategies primarily result in us serving the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Ohio, Indiana or the specific markets in these states in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

Further, in response to the coronavirus pandemic, the FFCRA was passed on March 18, 2020. The FFCRA provides wide ranging emergency relief and appropriations for coronavirus testing, expansion of food assistance, Medicaid funding, and unemployment insurance benefits. In addition, the FFCRA requires that employers with 500 or fewer employees provide emergency paid sick leave and expanded emergency leave under the Family and Medical Leave Act. In addition to the regulatory compliance costs, the FFCRA could have a significant financial impact on our customers that are small to medium-sized businesses with 500 or fewer employees as the FFCRA will require these businesses to provide two weeks of paid sick leave and up to 12 weeks of paid (after 10 days) family and medical leave for employees who have worked at the company for at least 30 calendar days and who are unable to work (or even telework) in order to care for their children because of school closures or the unavailability of the child care provider due to the public health emergency. While the U.S. Department of Labor has broad authority to waive the applicability of these requirements for small businesses with fewer than 50 employees from the paid leave requirements if compliance with these requirements would affect the viability of the business, the applicability of this waiver, and the impact of these provisions on our impacted customers is unpredictable and unknown. The FFCRA has the potential to negatively impact our customers’ costs, demand for our customers’ products, and, thus, adversely affect our business, financial condition, and results of operations.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	28,223	$22.58	24,415	647,585
February 1, 2020 - February 29, 2020	140,719	$21.90	140,719	506,866
March 1, 2020 - March 31, 2020	481,569	$15.32	481,569	25,297
Total	650,511	$17.06	646,703	25,297

On December 17, 2019, the Company announced the implementation of a common share repurchase program which authorized the Company to buy up to 672,000 shares of its outstanding common shares. The expiration date of the common share repurchase program is December 17, 2020.

Item 3.	Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.	Other Information

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 11, 2020
Dennis G. Shaffer	Date
President, Chief Executive Officer

/s/ Todd A. Michel	May 11, 2020
Todd A. Michel	Date
Senior Vice President, Controller