Form 10-Q
period 2020-06-30
CIVISTA BANCSHARES, INC.
filed 2020-08-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 6, 2020—16,052,979 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$196,520	$48,535
Securities available for sale	368,383	358,499
Equity securities	798	1,191
Loans held for sale	18,523	2,285
Loans, net of allowance of $20,420 and $14,767	2,002,545	1,694,203
Other securities	20,537	20,280
Premises and equipment, net	23,137	22,871
Accrued interest receivable	11,047	7,093
Goodwill	76,851	76,851
Other intangible assets	8,001	8,305
Bank owned life insurance	45,489	44,999
Swap assets	25,719	8,918
Other assets	14,603	15,527
Total assets	$2,812,153	$2,309,557
LIABILITIES
Deposits
Noninterest-bearing	$693,848	$512,553
Interest-bearing	1,375,413	1,166,211
Total deposits	2,069,261	1,678,764
Short-term Federal Home Loan Bank advances	—	101,500
Long-term Federal Home Loan Bank advances	125,000	125,000
Securities sold under agreements to repurchase	23,608	18,674
Other borrowings	183,695	—
Subordinated debentures	29,427	29,427
Swap liabilities	25,719	8,918
Accrued expenses and other liabilities	18,830	17,148
Total liabilities	2,475,540	1,979,431
SHAREHOLDERS’ EQUITY
Common shares, no par value, 20,000,000 shares authorized, 17,664,951 shares issued at June 30, 2020 and 17,623,706 shares issued at December 31, 2019	276,841	276,422
Retained earnings	78,712	67,974
Treasury shares, 1,611,972 common shares at June 30, 2020 and 936,164 common shares at December 31, 2019, at cost	(32,594)	(21,144)
Accumulated other comprehensive income	13,654	6,874
Total shareholders’ equity	336,613	330,126
Total liabilities and shareholders’ equity	$2,812,153	$2,309,557

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$21,613	$21,657	$43,286	$42,619
Taxable securities	1,359	1,694	2,775	3,442
Tax-exempt securities	1,541	1,408	3,053	2,760
Federal funds sold and other	71	167	472	689
Total interest and dividend income	24,584	24,926	49,586	49,510
Interest expense
Deposits	1,802	1,976	3,787	3,867
Federal Home Loan Bank advances	447	831	1,028	1,429
Subordinated debentures	250	372	563	744
Securities sold under agreements to repurchase and other	10	5	18	10
Total interest expense	2,509	3,184	5,396	6,050
Net interest income	22,075	21,742	44,190	43,460
Provision for loan losses	3,486	—	5,612	—
Net interest income after provision for loan losses	18,589	21,742	38,578	43,460
Noninterest income
Service charges	930	1,552	2,398	3,008
Net gain on sale of securities	—	10	—	14
Net loss on equity securities	(5)	(33)	(146)	(31)
Net gain on sale of loans	2,261	555	3,088	886
ATM/Interchange fees	1,149	951	2,043	1,857
Wealth management fees	904	911	1,910	1,758
Bank owned life insurance	240	252	490	499
Tax refund processing fees	475	550	2,375	2,750
Swap fees	764	15	1,102	88
Other	136	341	470	559
Total noninterest income	6,854	5,104	13,730	11,388
Noninterest expense
Compensation expense	10,597	9,548	21,468	19,353
Net occupancy expense	1,064	964	2,040	2,004
Equipment expense	507	480	1,013	943
Contracted data processing	475	447	925	866
FDIC assessment	156	106	243	298
State franchise tax	475	499	967	899
Professional services	883	700	1,620	1,395
Amortization of intangible assets	228	235	459	475
ATM/Interchange expense	331	546	778	924
Marketing	339	367	695	707
Software maintenance expense	407	356	844	705
Other operating expenses	2,652	2,391	4,918	4,519
Total noninterest expense	18,114	16,639	35,970	33,088
Income before taxes	7,329	10,207	16,338	21,760
Income tax expense	825	1,546	2,001	3,430
Net Income	6,504	8,661	14,337	18,330
Preferred stock dividends	—	164	—	328
Net income available to common shareholders	$6,504	$8,497	$14,337	$18,002
Earnings per common share, basic	$0.41	$0.54	$0.88	$1.15
Earnings per common share, diluted	$0.41	$0.51	$0.88	$1.08

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$6,504	$8,661	$14,337	$18,330
Other comprehensive income, net of reclassification adjustment:
Unrealized holding gains on available for sale securities	4,695	6,299	8,438	12,441
Tax effect	(986)	(1,323)	(1,772)	(2,612)
Pension liability adjustment	72	147	145	294
Tax effect	(15)	(31)	(31)	(62)
Total other comprehensive income	3,766	5,092	6,780	10,061
Comprehensive income	$10,270	$13,753	$21,117	$28,391

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

			Common Shares				Accumulated Other	Total
			Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2020			16,064,010	$276,546	$73,972	$(32,239)	$9,888	$328,167
Net Income			—	—	6,504	—	—	6,504
Other comprehensive income			—	—	—	—	3,766	3,766
Stock-based compensation			14,266	295	—	—	—	295
Common stock dividends ($0.11 per share)			—	—	(1,764)	—	—	(1,764)
Purchase of treasury stock			(25,297)	—	—	(355)	—	(355)
Balance, June 30, 2020			16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2019	10,120	$9,364	15,624,113	$266,990	$49,421	$(17,235)	$3,517	$312,057
Net Income	—	—	—	—	8,661	—	—	8,661
Other comprehensive income	—	—	—	—	—	—	5,092	5,092
Stock-based compensation	—	—	8,946	285	—	—	—	285
Common stock dividends ($0.11 per share)	—	—	—	—	(1,719)	—	—	(1,719)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(164)	—	—	(164)
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

			Common Shares				Accumulated Other	Total
			Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019			16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income			—	—	14,337	—	—	14,337
Other comprehensive income			—	—	—	—	6,780	6,780
Stock-based compensation			41,245	419	—	—	—	419
Common stock dividends ($0.22 per share)			—	—	(3,599)	—	—	(3,599)
Purchase of treasury stock			(675,808)	—	—	(11,450)	—	(11,450)
Balance, June 30, 2020			16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	18,330	—	—	18,330
Other comprehensive income	—	—	—	—	—	—	10,061	10,061
Stock-based compensation	—	—	29,560	374	—	—	—	374
Common stock dividends ($0.20 per share)	—	—	—	—	(3,123)	—	—	(3,123)
Preferred stock dividends ($32.50 per share)	—	—	—	—	(328)	—	—	(328)
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Net cash from operating activities	$11,590	$20,369
Cash flows used for investing activities:
Maturities and calls of securities, available-for-sale	27,439	25,887
Purchases of securities, available-for-sale	(29,446)	(43,998)
Sale of securities available for sale	—	16,829
Purchase of other securities	(257)	—
Redemption of other securities	—	741
Sale of equity securities	247	—
Purchase of bank owned life insurance	—	(955)
Net loan originations	(322,770)	(36,593)
Premises and equipment purchases	(1,395)	(651)
Net cash used for investing activities	(326,182)	(38,740)
Cash flows from financing activities:
Proceeds from long-term FHLB advances	—	50,000
Net change in short-term FHLB advances	(101,500)	(67,300)
Proceeds from other borrowings	183,695	—
Increase in deposits	390,497	52,827
Increase (decrease) in securities sold under repurchase agreements	4,934	(6,645)
Purchase of treasury shares	(11,450)	—
Common dividends paid	(3,599)	(3,123)
Preferred dividends paid	—	(328)
Net cash provided by financing activities	462,577	25,431
Increase in cash and due from financial institutions	147,985	7,060
Cash and due from financial institutions at beginning of period	48,535	42,779
Cash and due from financial institutions at end of period	$196,520	$49,839
Cash paid during the period for:
Interest	$5,434	$6,018
Income taxes	—	2,350
Supplemental cash flow information:
Change in fair value of swap asset	(16,801)	—
Change in fair value of swap asset liability	16,801	—
Securities purchased not settled	—	2,102
Increase in right-of-use asset on leases	—	(251)
Increase in lease liability	—	251

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through June 30, 2020. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through June 30, 2020. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2020 and its results of operations and changes in cash flows for the periods ended June 30, 2020 and 2019 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2019 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $491,544, or 24.1% of total loans, as of June 30, 2020, and the other is to Lessors of Residential Buildings and Dwellings totaling $222,089, or 10.9% of total loans, as of June 30, 2020. These segments of the loan portfolio have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Adoption of New Accounting Standards:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this Update remove the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The amendments in this Update require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements.  We adopted ASU 2018-13 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendment in this ASU addressed customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also added certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment in this ASU aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU 2018-15 effective January 1, 2020, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was to be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update deferred the effective date of ASU 2016-13 for U.S. Securities and Exchange Commission (“SEC”) filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the effect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 were to be effective for interim and annual reporting periods beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a material impact on the Company’s financial statements.

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

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$19,124	$377	$(1)	$19,500
Obligations of states and political subdivisions	206,192	18,139	(12)	224,319
Mortgage-backed securities in government sponsored entities	118,322	6,247	(5)	124,564
Total debt securities	$343,638	$24,763	$(18)	$368,383

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

The amortized cost and fair value of securities at June 30, 2020, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$8,185	$8,252
Due after one year through five years	17,501	17,966
Due after five years through ten years	26,404	28,233
Due after ten years	173,226	189,368
Mortgage-backed securities	118,322	124,564
Total securities available for sale	$343,638	$368,383

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sale proceeds	$—	$—	$—	$16,829
Gross realized gains	—	—	—	47
Gross realized losses	—	—	—	43
Gains from securities called or settled by the issuer	—	10	—	10

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $158,871 and $139,004 as of June 30, 2020 and December 31, 2019, respectively.

Securities with unrealized losses at June 30, 2020 and December 31, 2019 not recognized in income are as follows:

June 30, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$142	$(1)	$142	$(1)
Obligations of states and political subdivisions	1,333	(12)	—	—	1,333	(12)
Mortgage-backed securities in gov’t sponsored entities	1,085	(5)	—	—	1,085	(5)
Total temporarily impaired	$2,418	$(17)	$142	$(1)	$2,560	$(18)

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

At June 30, 2020, there were a total of 6 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to market yields increasing. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and six months ended June 30, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net losses recognized on equity securities during the period	$(5)	$(33)	$(146)	$(31)
Less: Net losses realized on the sale of equity securities during the period	—	—	6	—
Unrealized losses recognized on equity securities held at reporting date	$(5)	$(33)	$(140)	$(31)

(4) Loans

Loan balances were as follows:

	June 30, 2020	December 31, 2019
Commercial & Agriculture	$442,444	$203,110
Commercial Real Estate- Owner Occupied	252,914	245,606
Commercial Real Estate- Non-Owner Occupied	646,792	592,222
Residential Real Estate	453,067	463,032
Real Estate Construction	178,318	155,825
Farm Real Estate	35,441	34,114
Consumer and Other	13,989	15,061
Total loans	2,022,965	1,708,970
Allowance for loan losses	(20,420)	(14,767)
Net loans	$2,002,545	$1,694,203

Included in Commercial & Agriculture is $257,568 of Paycheck Protection Program (“PPP”) loans.

Included in total loans above are net deferred loan fees of $9,303 and $488 at June 30, 2020 and December 31, 2019, respectively.  Included in net deferred loan fees is $8,678 of net deferred loans fees from PPP loans.

Loan Modifications/Troubled Debt Restructurings

During the first six months of 2020, Civista modified 813 loans totaling $431,283, primarily consisting of the deferral of principal and/or interest payments in accordance with customer deferral requests related to the COVID-19 pandemic.  All of the loans

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

were performing at the time of the modification and comply with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to not be considered a troubled debt restructuring.  Details with respect to actual loan modifications are as follows:

	Number of		Weighted Average
Type of Loan	Loans	Balance	Interest Rate
		(In thousands)
Commercial & Agriculture	229	$47,686	4.56%
Commercial Real Estate:
Owner Occupied	193	91,831	4.82%
Non-Owner Occupied	179	234,543	4.47%
Residential Real Estate	170	29,012	4.67%
Real Estate Construction	18	26,296	4.39%
Farm Real Estate	9	1,783	4.94%
Consumer and Other	15	132	8.01%
Total	813	$431,283	4.57%

For additional information regarding loans modified under the CARES Act, please see the subsequent events note.

Certain loans within our commercial and commercial real estate portfolios are expected to be disproportionately adversely affected by the COVID-19 pandemic.  Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, may suffer greater losses as a result of the COVID-19 pandemic.  The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at June 30, 2020.

	Commercial & Agriculture	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Total
Administration and support	$365	$952	$—	$1,317
Agriculture	153	811	—	964
Construction	3,895	298	1,370	5,563
Education	74	2,363	—	2,437
Entertainment and recreation	3,102	26,638	5,151	34,891
Health care	3,226	11,523	—	14,749
Hotels	1,802	979	52,309	55,090
Information, finance and insurance	175	—	—	175
Manufacturing	6,192	2,068	—	8,260
Other services	4,490	9,319	3,421	17,230
Professional and management	250	394	—	644
Real estate	590	15,631	168,606	184,827
Restaurants	17,818	12,998	3,042	33,858
Retail	3,838	4,637	644	9,119
Transportation and warehousing	216	542	—	758
Wholesalers	1,500	2,678	—	4,178
Total	$47,686	$91,831	$234,543	$374,060

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $20,420 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2020. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019.

Allowance for loan losses:

For the three months ended June 30, 2020	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,400	$(15)	$3	$411	$2,799
Commercial Real Estate:
Owner Occupied	2,810	(1)	7	595	3,411
Non-Owner Occupied	7,617	—	37	1,515	9,169
Residential Real Estate	1,950	(74)	31	527	2,434
Real Estate Construction	1,606	—	2	236	1,844
Farm Real Estate	310	—	4	47	361
Consumer and Other	246	(26)	18	9	247
Unallocated	9	—	—	146	155
Total	$16,948	$(116)	$102	$3,486	$20,420

For the three months ended June 30, 2020, the Company provided $3,486 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts from the COVID-19 pandemic include the loss of revenue being experience by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. In addition, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participated in the PPP loan program. In the event of a loss resulting from a default on a PPP loan, and a determination by the U.S. Small Business Administration (“SBA”) that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2020.

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

For the three months ended June 30, 2019, the allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances and loss rates.  This was represented as a decrease in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The allowance for Consumer and Other loans was reduced by a decrease in loss rates and recoveries on previously charged off amounts. The result was represented as a decrease in the provision. Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2019.

Allowance for loan losses:

For the six months ended June 30, 2020	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,219	$(15)	$4	$591	$2,799
Commercial Real Estate:
Owner Occupied	2,541	(1)	14	857	3,411
Non-Owner Occupied	6,584	—	41	2,544	9,169
Residential Real Estate	1,582	(97)	79	870	2,434
Real Estate Construction	1,250	—	2	592	1,844
Farm Real Estate	344	—	7	10	361
Consumer and Other	247	(27)	34	(7)	247
Unallocated	—	—	—	155	155
Total	$14,767	$(140)	$181	$5,612	$20,420

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the six months ended June 30, 2020, the Company provided $5,612 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experience by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. In addition, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participated in the PPP loan program, offset by a decrease in loss rates. . In the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and a decrease in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2020.

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

For the six months ended June 30, 2019, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by a decrease in the loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate –Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by net recoveries on previously charged off amounts, resulting in a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by a decrease in the loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in general reserves required for this type as a result of lower outstanding loan balances. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in the general reserves required for the type as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2020 and December 31, 2019.

June 30, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,799	$2,799
Commercial Real Estate:
Owner Occupied	—	8	3,403	3,411
Non-Owner Occupied	—	—	9,169	9,169
Residential Real Estate	—	84	2,350	2,434
Real Estate Construction	—	—	1,844	1,844
Farm Real Estate	—	—	361	361
Consumer and Other	—	—	247	247
Unallocated	—	—	155	155
Total	$—	$92	$20,328	$20,420
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$442,444	$442,444
Commercial Real Estate:
Owner Occupied	—	403	252,511	252,914
Non-Owner Occupied	—	368	646,424	646,792
Residential Real Estate	463	1,183	451,421	453,067
Real Estate Construction	—	—	178,318	178,318
Farm Real Estate	—	653	34,788	35,441
Consumer and Other	—	—	13,989	13,989
Total	$463	$2,607	$2,019,895	$2,022,965

December 31, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,219	$2,219
Commercial Real Estate:
Owner Occupied	—	9	2,532	2,541
Non-Owner Occupied	—	—	6,584	6,584
Residential Real Estate	—	82	1,500	1,582
Real Estate Construction	—	—	1,250	1,250
Farm Real Estate	—	—	344	344
Consumer and Other	—	—	247	247
Unallocated	—	—	0	0
Total	$—	$91	$14,676	$14,767
Outstanding loan balances:
Commercial & Agriculture	$—	$367	$202,743	$203,110
Commercial Real Estate:
Owner Occupied	—	426	245,180	245,606
Non-Owner Occupied	—	374	591,848	592,222
Residential Real Estate	467	1,764	460,801	463,032
Real Estate Construction	—	—	155,825	155,825
Farm Real Estate	—	666	33,448	34,114
Consumer and Other	—	—	15,061	15,061
Total	$467	$3,597	$1,704,906	$1,708,970

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of June 30, 2020 and December 31, 2019. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$437,923	$2,526	$1,995	$—	$442,444
Commercial Real Estate:
Owner Occupied	241,144	8,867	2,903	—	252,914
Non-Owner Occupied	643,612	1,773	1,407	—	646,792
Residential Real Estate	78,028	486	5,731	—	84,245
Real Estate Construction	165,678	485	8	—	166,171
Farm Real Estate	32,302	550	2,589	—	35,441
Consumer and Other	1,024	—	21	—	1,045
Total	$1,599,711	$14,687	$14,654	$—	$1,629,052

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$199,649	$2,236	$1,225	$—	$203,110
Commercial Real Estate:
Owner Occupied	237,171	5,617	2,818	—	245,606
Non-Owner Occupied	588,633	2,155	1,434	—	592,222
Residential Real Estate	73,289	528	6,495	—	80,312
Real Estate Construction	145,251	—	9	—	145,260
Farm Real Estate	30,808	567	2,739	—	34,114
Consumer and Other	1,289	—	6	—	1,295
Total	$1,276,090	$11,103	$14,726	$—	$1,301,919

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2020 and December 31, 2019 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

June 30, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$368,822	$12,147	$12,942	$393,911
Nonperforming	—	—	2	2
Total	$368,822	$12,147	$12,944	$393,913

December 31, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$382,720	$10,565	$13,766	$407,051
Nonperforming	—	—	—	—
Total	$382,720	$10,565	$13,766	$407,051

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2020 and December 31, 2019.

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$—	$—	$55	$55	$442,389	$—	$442,444	$—
Commercial Real Estate:
Owner Occupied	323	—	585	908	252,006	—	252,914	—
Non-Owner Occupied	—	—	7	7	646,785	—	646,792	—
Residential Real Estate	177	418	1,049	1,644	450,960	463	453,067	—
Real Estate Construction	—	—	—	—	178,318	—	178,318	—
Farm Real Estate	—	—	4	4	35,437	—	35,441	—
Consumer and Other	70	23	12	105	13,884	—	13,989	2
Total	$570	$441	$1,712	$2,723	$2,019,779	$463	$2,022,965	$2

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$27	$35	$106	$168	$202,942	$—	$203,110	$—
Commercial Real Estate:
Owner Occupied	453	63	663	1,179	244,427	—	245,606	—
Non-Owner Occupied	—	—	8	8	592,214	—	592,222	—
Residential Real Estate	2,399	198	1,775	4,372	458,193	467	463,032	—
Real Estate Construction	—	—	—	—	155,825	—	155,825	—
Farm Real Estate	—	—	7	7	34,107	—	34,114	—
Consumer and Other	129	46	—	175	14,886	—	15,061	—
Total	$3,008	$342	$2,559	$5,909	$1,702,594	$467	$1,708,970	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Commercial & Agriculture	$83	$173
Commercial Real Estate:
Owner Occupied	832	938
Non-Owner Occupied	7	8
Residential Real Estate	3,753	4,183
Real Estate Construction	8	9
Farm Real Estate	259	284
Consumer and Other	19	4
Total	$4,961	$5,599

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

Modifications: A modification of a loan constitutes a TDR when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Exceptions to this policy exist for loan modifications done as part of the Company’s COVID-19 deferral program, which allows the Company to not classify a modification so long as certain criteria as established in the CARES Act are met at the time of the modification.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Residential Real Estate loans modified in a TDR primarily involve interest rate reductions where monthly payments are lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2020, TDRs accounted for $92 of the allowance for loan losses. As of December 31, 2019, TDRs accounted for $91 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There were no loans modified as TDRs during the three-month periods ended June 30, 2020 and 2019 and for the six-month period ended June 30, 2020. Loan modifications that are considered TDRs completed during the six-month period ended June 30, 2019 were as follows:

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

During both the three- and six-month periods ended June 30, 2020 and June 30, 2019, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$367	$367
Commercial Real Estate:
Owner Occupied	156	156		168	168
Non-Owner Occupied	368	368		374	374
Residential Real Estate	1,002	1,074		1,571	1,643
Farm Real Estate	653	653		666	666
Total	2,179	2,251		3,146	3,218
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	247	247	$8	258	258	$9
Residential Real Estate	181	186	84	193	197	82
Total	428	433	92	451	455	91
Total:
Commercial & Agriculture	—	—	—	367	367	—
Commercial Real Estate:
Owner Occupied	403	403	8	426	426	9
Non-Owner Occupied	368	368	—	374	374	—
Residential Real Estate	1,183	1,260	84	1,764	1,840	82
Farm Real Estate	653	653	—	666	666	—
Total	$2,607	$2,684	$92	$3,597	$3,673	$91

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended June 30, 2020 and 2019.

	June 30, 2020		June 30, 2019
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—	$367	$6
Commercial Real Estate—Owner Occupied	409	7	465	9
Commercial Real Estate—Non-Owner Occupied	369	5	381	5
Residential Real Estate	1,462	11	1,137	15
Farm Real Estate	659	6	687	8
Total	$2,899	$29	$3,037	$43

	June 30, 2020		June 30, 2019
For the six months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$122	$4	$367	$12
Commercial Real Estate—Owner Occupied	415	14	472	17
Commercial Real Estate—Non-Owner Occupied	371	10	264	9
Residential Real Estate	1,563	24	1,184	31
Farm Real Estate	662	13	690	15
Total	$3,133	$65	$2,977	$84

Changes in the accretable yield for PCI loans were as follows, since acquisition:

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Three-Month Period Ended June 30, 2020	For the Three-Month Period Ended June 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$206	$326
Acquisition of PCI loans	—	—
Accretion	(7)	(67)
Transfer from non-accretable to accretable	6	—
Balance at end of period	$205	$259

	For the Six-Month Period Ended June 30, 2020	For the Six-Month Period Ended June 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$255	$336
Acquisition of PCI loans	—	—
Accretion	(169)	(77)
Transfer fron non-accretable to accretable	119	—
Balance at end of period	$205	$259

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2020	At December 31, 2019
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$976	$1,149
Carrying amount	463	467

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2020 or December 31, 2019, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2020 and December 31, 2019, respectively, there were no foreclosed assets included in other assets. As of June 30, 2020 and December 31, 2019, the Company had initiated formal foreclosure procedures on $867 and $1,022, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2020(a)			June 30, 2019(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$15,840	$(5,952)	$9,888	$7,200	$(3,683)	$3,517
Other comprehensive income before reclassifications	3,709	—	3,709	4,984	—	4,984
Amounts reclassified from accumulated other comprehensive income (loss)	—	57	57	(8)	116	108
Net current-period other comprehensive income	3,709	57	3,766	4,976	116	5,092
Ending balance	$19,549	$(5,895)	$13,654	$12,176	$(3,567)	$8,609

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended June 30, 2020	For the Three months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$—	$10	Net gain (loss) on sale of securities
Tax effect	—	(2)	Income tax expense
	—	8
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(72)	(147)	Other operating expenses
Tax effect	15	31	Income tax expense
	(57)	(116)
Total reclassifications for the period	$(57)	$(108)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2020(a)			June 30, 2019(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$12,883	$(6,009)	$6,874	$2,347	$(3,799)	$(1,452)
Other comprehensive income before reclassifications	6,666	—	6,666	9,840	—	9,840
Amounts reclassified from accumulated other comprehensive income (loss)	—	114	114	(11)	232	221
Net current-period other comprehensive income	6,666	114	6,780	9,829	232	10,061
Ending balance	$19,549	$(5,895)	$13,654	$12,176	$(3,567)	$8,609

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Six months ended June 30, 2020	For the Six months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$—	$14	Net gain (loss) on sale of securities
Tax effect	—	(3)	Income tax expense
	—	11
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(145)	(294)	Other operating expenses
Tax effect	31	62	Income tax expense
	(114)	(232)
Total reclassifications for the period	$(114)	$(221)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended June 30, 2020 and December 31, 2019.

Acquired intangible assets, other than goodwill, as of June 30, 2020 and December 31, 2019 were as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$14,792	$8,508	$6,284	$14,792	$8,049	$6,743
Total amortized intangible assets	$14,792	$8,508	$6,284	$14,792	$8,049	$6,743

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $228, $235, $459 and $475 for the three and six months ended June 30, 2020 and 2019, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance as of June 30, 2020 and December 31, 2019 were as follows:

	2020	2019
Loan Servicing Rights:
Beginning of year	$1,562	$1,664
Additions	543	247
Disposals	—	—
Amortized to expense	(226)	(247)
Other charges	—	—
Change in valuation allowance	(162)	(102)
End of year	$1,717	$1,562

Valuation allowance:
Beginning of year	$102	$—
Additions expensed	162	102
Reductions credited to operations	—	—
Direct write-offs	—	—
End of year	$264	$102

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2020	$52	$455	$507
2021	104	891	995
2022	104	868	972
2023	103	841	944
2024	102	804	906
Thereafter	1,252	2,425	3,677
	$1,717	$6,284	$8,001

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings, are included in Short-term Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At June 30, 2020		At June 30, 2019
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$121,300
Interest rate on balance	—	—	—	2.46%
Maximum indebtedness	37,000	102,700	—	192,700
Average balance	305	16,391	—	102,108
Average rate paid	1.98%	1.64%	—	2.51%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at December 31, 2019.

Other borrowings consist of the Paycheck Protection Program Lending Facility (“PPPLF”).  The PPPLF is intended to facilitate lending, by eligible borrowers, to small businesses under the PPP of the CARES Act.  Under the PPPLF, the Federal Reserve Banks will lend to eligible borrowers on a non-recourse basis, taking PPP loans as collateral.  During the second quarter of 2020, the Company borrowed $183,695 under the PPPLF.  The maturity date of the PPPLF borrowing will equal the maturity date of the PPP loans pledged to secure the borrowing.  The rate paid on the borrowing is at 0.35%.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2020 and December 31, 2019. All of the repurchase agreements are overnight agreements.

	June 30, 2020	December 31, 2019
Securities pledged for repurchase agreements:
U.S. Treasury securities	$917	$810
Obligations of U.S. government agencies	22,691	17,864
Total securities pledged	$23,608	$18,674
Gross amount of recognized liabilities for repurchase agreements	$23,608	$18,674
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic
Net income	$6,504	$8,661	$14,337	$18,330
Preferred stock dividends	—	164	—	328
Net income available to common shareholders—basic	$6,504	$8,497	$14,337	$18,002
Weighted average common shares outstanding—basic	16,044,125	15,628,537	16,280,935	15,618,154
Basic earnings per common share	$0.41	$0.54	$0.88	$1.15
Diluted
Net income available to common shareholders—basic	$6,504	$8,497	$14,337	$18,002
Preferred stock dividends	—	164	0	328
Net income available to common shareholders—diluted	$6,504	$8,661	$14,337	$18,330
Weighted average common shares outstanding for basic earnings per common share	16,044,125	15,628,537	16,280,935	15,618,154
Add: Dilutive effects of convertible preferred shares	—	1,294,175	—	1,294,175
Average shares and dilutive potential common shares outstanding—diluted	16,044,125	16,922,712	16,280,935	16,912,329
Diluted earnings per common share	$0.41	$0.51	$0.88	$1.08

For the three- and six-month periods ended June 30, 2019, there were 1,294,175 of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share. Effective December 20, 2019, the Company redeemed all convertible preferred shares and corresponding depositary shares that remained outstanding.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for June 30, 2020 and December 31, 2019:

	Contract Amount
	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$10,291	$431,564	$15,155	$396,516
Overdraft protection	6	41,231	5	37,286
Letters of credit	600	886	624	776
	$10,897	$473,681	$15,784	$434,578

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at June 30, 2020 and from 4.50% to 8.50% at December 31, 2019. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on June 30, 2020 and $7,127 on December 31, 2019. Such amounts are included within cash and due from financial institutions on the Consolidated Balance Sheet.

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

Net periodic pension cost was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	121	128	242	256
Expected return on plan assets	(187)	(256)	(374)	(512)
Other components	72	147	145	294
Net periodic pension cost	$6	$19	$13	$38

The Company does not expect to make any contribution to its pension plan in 2020. The Company made no contribution to its pension plan in 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 198,756 shares available for future grants under this plan at June 30, 2020.

No options were granted under the 2014 Incentive Plan during the periods ended June 30, 2020 and 2019.

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

On May 21, 2020, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 14,266 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2021 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $196.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and six-month periods ended June 30, 2020:

	Three months ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	54,274	$20.90	44,027	$20.48
Granted	—	—	26,979	21.26
Vested	—	—	(16,732)	20.36
Forfeited	—	—	—	—
Nonvested at end of period	54,274	$20.90	54,274	$20.90

The following is a summary of the status of the Company’s outstanding restricted shares as of June 30, 2020:

At June 30, 2020
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	2,056	$10	0.50
March 20, 2017	2,388	37	1.50
April 10, 2018	2,643	23	0.50
April 10, 2018	4,670	77	2.50
March 14, 2019	6,796	95	1.50
March 14, 2019	8,742	139	3.50
March 13, 2020	12,982	242	2.50
March 13, 2020	13,997	226	4.50
	54,274	$849	2.80

During the six months ended June 30, 2020, the Company recorded $223 of share-based compensation expense and $196 of director retainer fees for shares granted under the 2014 Incentive Plan. At June 30, 2020, the total compensation cost related to

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

unvested awards not yet recognized is $849, which is expected to be recognized over the weighted average remaining life of the grants of 2.80 years.

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

Equity securities: The Company’s equity securities are not actively traded in an open market. The fair value of these equity security available for sale not actively traded in an open market is determined by using market data inputs for similar securities that are observable (Level 2 inputs).

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at June 30, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$19,500	$—
Obligations of states and political subdivisions	—	224,319	—
Mortgage-backed securities in government sponsored entities	—	124,564	—
Total securities available for sale	—	368,383	—
Equity securities	—	798	—
Swap asset	—	25,719	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$25,719	$—

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2020 are as follows:

June 30, 2020	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$196,520	$196,520	$196,520	$—	$—
Other securities	20,537	20,537	20,537	—	—
Loans, held for sale	18,523	18,894	18,894	—	—
Loans, net of allowance	2,002,545	2,031,416	—	—	2,031,416
Bank owned life insurance	45,489	45,489	45,489	—	—
Accrued interest receivable	11,047	11,047	11,047	—	—
Financial Liabilities:
Nonmaturing deposits	1,776,351	1,776,351	1,776,351	—	—
Time deposits	292,910	294,736	—	—	294,736
Long-term FHLB advances	125,000	129,753	—	—	129,753
Other borrowings	183,695	183,682	—	—	183,682
Securities sold under agreement to repurchase	23,608	23,608	23,608	—	—
Subordinated debentures	29,427	32,048	—	—	32,048
Accrued interest payable	240	240	240	—	—

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

The following table summarizes the Company’s interest rate swap positions as of June 30, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$219,075	$25,719	4.61%
Derivative Liabilities	Accrued expenses and other liabilities	(219,075)	(25,719)	-4.61%
Net Exposure		$—	$—

The following table summarizes the Company’s interest rate swap positions as of December 31, 2019.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$151,648	$8,918	5.04%
Derivative Liabilities	Accrued expenses and other liabilities	(151,648)	(8,918)	-5.04%
Net Exposure		$—	$—

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At June 30, 2020, the Company had cash and securities at fair value pledged for collateral on its interest rate swaps with third party financial institutions of $11,110 and $16,862, respectively. At December 31, 2019, securities with a fair value of $14,032 were pledged as collateral.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $5,353 and $5,154, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,885 and $5,417 at June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020 and 2019, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $164 and $133, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $301 and $276, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $333 and $266, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $584 and $552, respectively.  During the three and six months ended June 30, 2020 and 2019, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges	$930	$1,552	$2,398	$3,008
ATM/Interchange fees	1,149	951	2,043	1,857
Wealth management fees	904	911	1,910	1,758
Tax refund processing fees	475	550	2,375	2,750
Other	149	265	419	396
Noninterest Income (in-scope of Topic 606)	3,607	4,229	9,145	9,769
Noninterest Income (out-of-scope of Topic 606)	3,247	875	4,585	1,619
Total Noninterest Income	$6,854	$5,104	$13,730	$11,388

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(17) Subsequent Events

Loan Modification/Troubled Debt Restructurings

Civista has received second customer deferral requests related to the COVID-19 pandemic for loans that had been previously modified. Through August 5, 2020, Civista granted a second modification on 75 loans totaling $95,153. Most of the second modifications consisted of the deferral of principal and/or interest payments as was granted under the first modification. Included in the second modifications were 17 loans totaling $33,160 that migrated from principal and interest deferrals to interest only payments. Eighty-seven loans have returned to making principal and interest payments and 651 loans are still within the original 90-day modification period. Details with respect to the second loan modifications are as follows:

	Number of		Weighted Average
Type of Loan	Loans	Balance	Interest Rate
		(In thousands)
Commercial & Agriculture	25	$8,635	4.63%
Commercial Real Estate:
Owner Occupied	23	14,343	4.59%
Non-Owner Occupied	25	65,640	4.42%
Real Estate Construction	2	6,535	3.42%
Total	75	$95,153	4.40%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2020 compared to December 31, 2019, and the consolidated results of operations for the three- and six-month periods ended June 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers’ operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and by “Item 1A. Risk Factors” of Part II of this Quarterly Report on From 10-Q. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at June 30, 2020 were $2,812,153 compared to $2,309,557 at December 31, 2019, an increase of $502,596, or 21.8%. The increase in total assets was due to increases in cash and due from financial institutions of $147,985, accompanied by other increases in securities available for sale, loans held for sale, loans, accrued interest receivable and other assets of $9,884, $16,238, $308,342, $3,954 and $15,877, respectively. Total liabilities at June 30, 2020 were $2,475,540 compared to $1,979,431 at December 31, 2019, an increase of $496,109, or 25.1%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts, interest-bearing demand accounts, other borrowings and accrued expenses and other liabilities of $181,295, $209,202, $183,695 and $18,483, respectively, partially offset by a decrease in short-term FHLB advances of $101,500.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019	$ Change	% Change
Commercial & Agriculture	$442,444	$203,110	$239,334	117.8%
Commercial Real Estate—Owner Occupied	252,914	245,606	7,308	3.0%
Commercial Real Estate—Non-Owner Occupied	646,792	592,222	54,570	9.2%
Residential Real Estate	453,067	463,032	(9,965)	-2.2%
Real Estate Construction	178,318	155,825	22,493	14.4%
Farm Real Estate	35,441	34,114	1,327	3.9%
Consumer and Other	13,989	15,061	(1,072)	-7.1%
Total loans	2,022,965	1,708,970	313,995	18.4%
Allowance for loan losses	(20,420)	(14,767)	(5,653)	38.3%
Net loans	$2,002,545	$1,694,203	$308,342	18.2%

Included in Commercial & Agriculture is $257,568 of PPP loans.

Loans held for sale increased $16,238 or 710.6% since December 31, 2019.  The increase is due to an increase in volume due to refinances as rates have declined.  At June 30, 2020, 82 loans totaling $18,523 were held for sale as compared to 15 loans totaling $2,285 at December 31, 2019.

Net loans have increased $308,342 or 18.2% since December 31, 2019. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Real Estate Construction and Farm Real Estate loan portfolios increased $239,334, $7,308, $54,570, $22,493 and $1,327, respectively, since December 31, 2019, while the Residential Real Estate and Consumer and Other loan portfolios decreased $9,965 and $1,072, respectively, since December 31, 2019.  The increase in Commercial & Agriculture loans is the result of PPP loans totaling $257,568 at June 30, 2020.  At June 30, 2020, the net loan to deposit ratio was 96.8% compared to 100.9% at December 31, 2019. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

During the first six months of 2020, provisions made to the allowance for loan losses from earnings totaled $5,612, compared to a provision of $0 during the same period in 2019. The increase in provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Net recoveries for the first six months of 2020 totaled $41, compared to net recoveries of $107 in the first six months of 2019. For the first six months of 2020, the Company charged off a total of 15 loans. One Commercial and Agriculture loan totaling $15, one Commercial Real Estate – Owner Occupied totaling $1, seven Residential Real Estate loans totaling $97 and six Consumer and Other loans totaling $27 were charged off in the first six months of the year. In addition, during the first six months of 2020, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $4, Commercial Real Estate – Owner Occupied loans of $14, Commercial Real Estate – Non-Owner Occupied loans of $41, Residential Real Estate loans of $79, Real Estate Construction loans of $2, Farm Real Estate loans of $7 and Consumer and Other loans of $34. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $636 since December 31, 2019, which was due to a decrease in loans on nonaccrual status of $638 and an increase in loans past due 90 days and accruing of $2. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.01% at June 30, 2020 and 0.86% December 31, 2019.

The available for sale security portfolio increased by $9,884, from $358,499 at December 31, 2019 to $368,383 at June 30, 2020.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2020, the Company was in compliance with all pledging requirements.

Accrued interest receivable increased $3,954, from $7,093 at December 31, 2019 to $11,047 at June 30, 2020.  The increase is the result of loan modifications consisting of the deferral of principal and/or interest payments, which are the result of the COVID-19 pandemic.

Premises and equipment, net, increased $266 from December 31, 2019 to June 30, 2020. The increase is the result of new purchases of $1,395, offset by depreciation of $1,119 and proceeds from the sale of premises and equipment of $10.

Bank owned life insurance (BOLI) increased $490 from December 31, 2019 to June 30, 2020. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $16,801 from December 31, 2019 to June 30, 2020.  The increase of $16,801 is primarily the result of an increase in volume of swap activity related to our Commercial Real Estate loan growth.

Total deposits as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand	$693,848	$512,553	$181,295	35.4%
Interest-bearing demand	408,980	301,674	107,306	35.6%
Savings and money market	673,524	588,697	84,827	14.4%
Time deposits	292,909	275,840	17,069	6.2%
Total Deposits	$2,069,261	$1,678,764	$390,497	23.3%

Total deposits at June 30, 2020 increased $390,497 from year-end 2019. Noninterest-bearing deposits increased $181,295 from year-end 2019, while interest-bearing deposits, including savings and time deposits, increased $209,202 from December 31, 2019. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $30,799. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2019 over the next two quarters. In addition, personal demand and business demand deposit accounts increased $21,364 and $134,055, respectively.  Much of the increase in business demand deposit accounts is due to the PPP loan proceeds.  The increase in interest-bearing deposits was primarily due to an increase in non-public interest-bearing demand, savings and money markets and brokered money market accounts of $37,731, $61,399 and $29,745, respectively.  Public fund interest-bearing demand and public fund time deposit accounts increased $69,575 and $17,411, respectively. The year-to-date average balance of total deposits increased $303,335 compared to the average balance for the same period in 2019 mainly due to increases in noninterest-bearing business demand and tax refund processing program accounts of $96,754 and $133,376, respectively, accompanied by increases in non-public interest-bearing demand, savings and money markets and public funds interest-bearing demand of $21,564, $33,665 and $27,893, respectively.  In addition, the average balance of time deposits increased $14,332 as compared to the same period in 2019.

Short-term FHLB advances decreased $101,500 from December 31, 2019 to June 30, 2020. The decrease is due to a decrease in overnight borrowings. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $4,934 from December 31, 2019 to June 30, 2020.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Other borrowings increased $183,695 from December 31, 2019 to June 30, 2020.  The increase is the result of borrowings by Civista under the Paycheck Protection Program Lending Facility (“PPPLF”) to provide funding for PPP loans.

Swap liabilities increased $16,801 from December 31, 2019 to June 30, 2020.  The increase of $16,801 is primarily the result of an increase in volume of swap activity related to our Commercial Real Estate loan growth.

Accrued expenses and other liabilities increased $1,682 from December 31, 2019 to June 30, 2020.  The increase is the result of an increase in a clearing account related to the tax refund processing program of $1,072.

Shareholders’ equity at June 30, 2020 was $336,613, or 12.0% of total assets, compared to $330,126, or 14.3% of total assets, at December 31, 2019. The increase was the result of net income of $14,337, a decrease in the Company’s pension liability, net of tax, of $114, and an increase in the fair value of securities available for sale, net of tax, of $6,666, offset by dividends on common shares of $3,599 and the purchase of treasury shares of $11,450.

Total outstanding common shares at June 30, 2020 were 16,052,979, which decreased from 16,687,542 common shares outstanding at December 31, 2019. Common shares outstanding decreased as a result of 675,808 common shares being repurchased by the Company at an average repurchase price of $16.94. The Company repurchased 672,000 common shares pursuant to a stock repurchase program announced on December 17, 2019 and 3,808 common shares surrendered to pay taxes upon vesting of restricted shares. The publicly-announced repurchase plan authorized the Company to repurchase up to 672,000 shares of the Company’s common shares until December 17, 2020.  The decrease in common shares outstanding was offset by the grant of 26,979 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 14,266 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended June 30, 2020 and 2019

The Company had net income of $6,504 for the three months ended June 30, 2020, a decrease of $2,157 from net income of $8,661 for the same three months of 2019. Basic earnings per common share were $0.41 for the quarter ended June 30, 2020, compared to $0.54 for the same period in 2019. Diluted earnings per common share were $0.41 for the quarter ended June 30, 2020, compared to $0.51 for the same period in 2019. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2020 was $22,075, an increase of $333 from $21,742 in the same three months of 2019. This increase is the result of a decrease of $342 in total interest income with a decrease of $675 in interest expense. Interest-earning assets averaged $2,528,006 during the three months ended June 30, 2020, an increase of $541,165 from $1,986,841 for the same period of 2019.  The Company’s average interest-bearing liabilities increased from $1,316,104 during the three months ended June 30, 2019 to $1,619,603 during the three months ended June 30, 2020.  The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2020 and 2019 was 3.61% and 4.49%, respectively.

Total interest income was $24,584 for the three months ended June 30, 2020, a decrease of $342 from $24,926 of total interest income for the same period in 2019.  The decrease in interest income is attributable to a decrease of $44 in interest and fees on loans, which resulted from a lower yield on the portfolio, partially offset by an increase in the average balance of loans. The average balance of loans increased by $389,436 or 24.6% to $1,972,969 for the three months ended June 30, 2020 as compared to $1,583,533 for the same period in 2019.  The loan yield decreased to 4.41% for 2020, from 5.49% in 2019 mainly due to the impact of lower interest rates during the first three months of 2020 as compared to the same period of 2019.  During the quarter, the average balance of PPP loans was $189,405.  These loans had an average yield of 3.46% including the amortization of PPP fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities decreased $335 to $1,359 for the three months ended June 30, 2020, compared to $1,694 for the same period in 2019.  The average balance of taxable securities decreased $17,039 to $185,956 for the three months ended June 30, 2020 as compared to $202,995 for the same period in 2019.  The yield on taxable securities decreased 33 basis points to 3.06% for 2020, compared to 3.39% for 2019.  Interest on tax-exempt securities increased $133 to $1,541 for the three months ended June 30, 2020, compared to $1,408 for the same period in 2019.  The average balance of tax-exempt securities increased $29,878 to $200,882 for the three months ended June 30, 2020 as compared to $171,004 for the same period in 2019.  The yield on tax-exempt securities decreased 20 basis points to 4.19% for 2020, compared to 4.39% for 2019 due to the impact of lower interest rates during the first three months of 2020 as compared to the same period of 2019.

Interest expense decreased $675 or 21.2% to $2,509 for the three months ended June 30, 2020, compared with $3,184 for the same period in 2019.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended June 30, 2020, the average balance of interest-bearing liabilities increased $303,499 to $1,619,603, as compared to $1,316,104 for the same period in 2019.  Interest incurred on deposits decreased by $174 to $1,802 for the three months ended June 30, 2020, compared to $1,976 for the same period in 2019.  Although the average balance of interest-bearing deposits increased to $187,372 for the three months ended June 30, 2020 as compared to the same period in 2019, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.34% in 2019 to 0.17% in 2020.  The rate paid on time deposits increased from 1.86% to 1.89% in 2020 mainly due to special rates offered on time deposits during 2019 and through 2020.  Interest expense incurred on FHLB advances and subordinated debentures decreased 42.1% from 2019.  The average balance on FHLB balances decreased $13,237 for the three months ended June 30, 2020 as compared to the same period in 2019, while the rate paid decreased 97 basis points.  In addition, the rate paid on subordinated debentures decreased 165 basis points for the three months ended June 30, 2020 as compared to the same period in 2019. The average balance of other borrowings increased $124,819 for the three months ended June 30, 2020 as compared to the same period in 2019 as a result of the Company’s borrowings under the Paycheck Protection Program Liquidity Facility to fund PPP loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2020 and 2019. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2020			2019
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,972,969	$21,613	4.41%	$1,583,533	$21,657	5.49%
Taxable securities	185,956	1,359	3.06%	202,995	1,694	3.39%
Tax-exempt securities	200,882	1,541	4.19%	171,004	1,408	4.39%
Interest-bearing deposits in other banks	168,199	71	0.17%	29,309	167	2.29%
Total interest-earning assets	$2,528,006	$24,584	4.01%	$1,986,841	$24,926	5.14%
Noninterest-earning assets:
Cash and due from financial institutions	84,961			38,558
Premises and equipment, net	22,535			21,819
Accrued interest receivable	9,312			7,324
Intangible assets	84,906			85,865
Other assets	43,297			22,193
Bank owned life insurance	45,334			44,328
Less allowance for loan losses	(17,098)			(13,884)
Total Assets	$2,801,253			$2,193,044
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,027,678	$439	0.17%	$858,781	$721	0.34%
Time	289,658	1,363	1.89%	271,183	1,255	1.86%
Short-term FHLB advances	34	—	0.00%	111,842	698	2.50%
Long-term FHLB advances	125,000	447	1.44%	26,429	133	2.02%
Other borrowings	124,819	4	0.01%	—	—	0.00%
Subordinated debentures	29,427	250	3.42%	29,427	372	5.07%
Repurchase Agreements	22,987	6	0.10%	18,442	5	0.11%
Total interest-bearing liabilities	$1,619,603	$2,509	0.62%	$1,316,104	$3,184	0.97%
Noninterest-bearing deposits	790,891			540,283
Other liabilities	60,235			21,219
Shareholders’ Equity	330,524			315,438
Total Liabilities and Shareholders’ Equity	$2,801,253			$2,193,044
Net interest income and interest rate spread		$22,075	3.39%		$21,742	4.17%
Net interest margin			3.61%			4.49%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $413 and $378 for the periods ended June 30, 202 and 2019, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2020 and 2019.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,740	$(4,784)	$(44)
Taxable securities	(172)	(163)	(335)
Tax-exempt securities	201	(68)	133
Interest-bearing deposits in other banks	178	(274)	(96)
Total interest income	$4,947	$(5,289)	$(342)
Interest expense:
Demand and savings	$122	$(404)	$(282)
Time	87	21	108
Short-term FHLB advances	(698)	—	(698)
Long-term FHLB advances	363	(49)	314
Other borrowings	4	—	4
Subordinated debentures	—	(122)	(122)
Repurchase agreements	1	—	1
Total interest expense	$(121)	$(554)	$(675)
Net interest income	$5,068	$(4,735)	$333

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $3,486 and $0 during the quarters ended June 30, 2020 and 2019. The increase in the provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts relating to the COVID-19 pandemic include the loss of revenue being experience by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Our Commercial, Commercial Real Estate and Consumer portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the three-month periods ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
	2020	2019	$ Change	% Change
Service charges	$930	$1,552	$(622)	-40.1%
Net gain on sale of securities	—	10	(10)	-100.0%
Net loss on equity securities	(5)	(33)	28	-84.8%
Net gain on sale of loans	2,261	555	1,706	307.4%
ATM/Interchange fees	1,149	951	198	20.8%
Wealth management fees	904	911	(7)	-0.8%
Bank owned life insurance	240	252	(12)	-4.8%
Tax refund processing fees	475	550	(75)	-13.6%
Swap fees	764	15	749	4993.3%
Other	136	341	(205)	-60.1%
Total noninterest income	$6,854	$5,104	$1,750	34.3%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended June 30, 2020 was $6,854, an increase of $1,750 or 34.3% from $5,104 for the same period of 2019. The increase was primarily due to increases in net gain on sale of loans, ATM/Interchange fees and swap fees, offset by decreases in service charges, tax refund processing fees and other.  Net loss on equity securities decreased as a result of market value decreases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the three-months ended June 30, 2020, 444 loans were sold, totaling $91,460.  During the three-months ended June 30, 2019, 149 loans were sold, totaling $27,941. ATM/Interchange fees increased as a result of increased transaction fees and the receipt of member support fees.  Swap fees increased due to the volume of swaps performed during the quarter ended June 30, 2020 as compared to the same period of 2019.  Service charges decreased as a result of Civista waiving $93 of service fees on deposits accounts related to the COVID-19 pandemic.  In addition, overdraft fees have decreased by $477.  Other income decreased due to the amortization of mortgage servicing rights as a result of higher loan payoffs.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $475 for the three months ended June 30, 2019, a decrease of $75 from $550 for the same period of 2019.  The decrease is the result of a decrease in volume of transactions processed during the period.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
	2020	2019	$ Change	% Change
Compensation expense	$10,597	$9,548	$1,049	11.0%
Net occupancy expense	1,064	964	100	10.4%
Equipment expense	507	480	27	5.6%
Contracted data processing	475	447	28	6.3%
FDIC assessment	156	106	50	47.2%
State franchise tax	475	499	(24)	-4.8%
Professional services	883	700	183	26.1%
Amortization of intangible assets	228	235	(7)	-3.0%
ATM/Interchange expense	331	546	(215)	-39.4%
Marketing	339	367	(28)	-7.6%
Software maintenance expense	407	356	51	14.3%
Other	2,652	2,391	261	10.9%
Total noninterest expense	$18,114	$16,639	$1,475	8.9%

Noninterest expense for the three months ended June 30, 2020 was $18,114, an increase of $1,475, or 8.9%, from $16,639 reported for the same period of 2019. The primary reasons for the increase were increases in compensation expense, net occupancy expense, FDIC assessment, professional services, software maintenance expense and other, offset by a decrease in ATM/Interchange expense. The increase in compensation expense was due to increased payroll, payroll taxes and commission and incentive based costs.  The quarter-to-date average full time equivalent (FTE) employees were 456.0 at June 30, 2020, an increase of 19.9 FTEs over 2019, which increased payroll and payroll related expenses. Payroll and payroll related expenses also increased due to annual pay increases and increases in commission based costs as the result of increased loan activity.  The increase in net occupancy is the result of increased COVID-19 pandemic related expenses to janitorial services and supplies of $123. The quarter-over-quarter increase in FDIC assessments was attributable to an increase in the assessment base.  The increase in professional services costs is the result of increased consulting services to implement cost savings and customer services.  The decrease in ATM/Interchange expense is primarily due to a settlement received in the second quarter of 2020 and savings realized by a vendor change.  The increase in software maintenance expense is due to a general increase in software maintenance contracts. The increase in other operating expense is primarily due to increases in communications expense, education and training, amortization on low income housing investment, other loan expense and MSR valuation expense.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended June 30, 2020 totaled $825, down $721 compared to the same period in 2019. The effective tax rates for the three-month periods ended June 30, 2020 and 2019 were 11.3% and 15.2%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The decrease in the effective tax rate is due to higher non-taxable income and lower taxable income for the three months ended June 30, 2020, as compared to the same period in 2019.

Six Months Ended June 30, 2020 and 2019

The Company had net income of $14,337 for the six months ended June 30, 2020, a decrease of $3,993 from net income of $18,330 for the same six months of 2019. Basic earnings per common share were $0.88 for the period ended June 30, 2020, compared to $1.15 for the same period in 2019. Diluted earnings per common share were $0.88 for the period ended June 30, 2020, compared to $1.08 for the same period in 2019. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2020 was $44,190, an increase of $730 from $43,460 in the same six months of 2019.  This increase is the result of an increase of $76 in total interest income with a decrease of $654 in interest expense.  Interest-earning assets averaged $2,380,088 during the six months ended June 30, 2020, an increase of $377,989 from $2,002,099 for the same period of 2019.  The Company’s average interest-bearing liabilities increased from $1,295,697 in 2019 to $1,502,552 in 2020.  The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2020 and 2019 was 3.84% and 4.47%, respectively.

Total interest income increased $76 to $49,586 for the period ended June 30, 2020, which is attributable to an increase of $667 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans increased by $275,403 or 17.5% to $1,849,327 for the period ended June 30, 2020, as compared to $1,573,924 for the period ended June 30, 2019.  The loan yield decreased to 4.71% for 2020, from 5.46% in 2019.

Interest on taxable securities decreased $667 to $2,775 for the period ended June 30, 2020, compared to $3,442 for the same period in 2019.  The average balance of taxable securities decreased $18,505 to $186,780 for the period ended June 30, 2020 as compared to $205,285 for the period ended June 30, 2019.  The yield on taxable securities decreased 31 basis points to 3.10% for 2020, compared to 3.41% for 2019.  Interest on tax-exempt securities increased $293 to $3,053 for the period ended June 30, 2020, compared to $2,760 for the same period in 2019.  The average balance of tax-exempt securities increased $34,884 to $199,233 for the period ended June 30, 2020 as compared to $164,349 for the period ended June 30, 2019.  The yield on tax-exempt securities decreased 23 basis points to 4.21% for 2020, compared to 4.44% for 2019.

Interest on interest-bearing deposits in other banks decreased $217 to $472 for the period ended June 30, 2020, compared to $689 for the same period in 2019.  The average balance of interest-bearing deposits in other banks increased $86,207 to $144,748 for the period ended June 30, 2020 as compared to $58,541 for the period ended June 30, 2019.  The yield on interest-bearing deposits in other banks decreased 171 basis points to 0.66% for 2020, compared to 2.37% for 2019.

Interest expense decreased $654 or 10.8% to $5,396 for the period ended June 30, 2020, compared with $6,050 for the same period in 2019.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities accompanied by a decrease in rate.  For the period ended June 30, 2020, the average balance of interest-bearing liabilities increased $206,855 to $1,502,552, as compared to $1,295,697 for the period ended June 30, 2019.  Interest incurred on deposits decreased by $80 to $3,787 for the period ended June 30, 2020, compared to $3,867 for the same period in 2019. Although the average balance of interest-bearing deposits increased by $118,385 for the period ended June 30, 2020 as compared to the same period in 2019, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.34% in 2019 to 0.22% in 2020. The rate paid on time deposits increased from 1.82% to 1.93% in 2020.  Interest expense incurred on FHLB advances and subordinated debentures decreased 26.8% from 2019.  The average balance on FHLB balances increased $23,509 for the period ended June 30, 2020 as compared to the same period in 2019, while the rate paid decreased 98 basis points.  In addition, the rate paid on subordinated debentures decreased 125 basis points for the period ended June 30, 2020 as compared to the same period in 2019. The average balance of other borrowings increased $62,410 for the period ended June 30, 2020 as compared to the same period in 2019 as a result of the Company’s borrowings under the Paycheck Protection Program Liquidity Facility to fund loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2020 and 2019. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2020			2019
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees	$1,849,327	$43,286	4.71%	$1,573,924	$42,619	5.46%
Taxable securities	186,780	2,775	3.10%	205,285	3,442	3.41%
Tax-exempt securities	199,233	3,053	4.21%	164,349	2,760	4.44%
Interest-bearing deposits in other banks	144,748	472	0.66%	58,541	689	2.37%
Total interest-earning assets	$2,380,088	$49,586	4.30%	$2,002,099	$49,510	5.08%
Noninterest-earning assets:
Cash and due from financial institutions	126,655			65,567
Premises and equipment, net	22,636			21,872
Accrued interest receivable	8,031			6,931
Intangible assets	84,994			85,990
Other assets	36,229			22,394
Bank owned life insurance	45,210			43,987
Less allowance for loan losses	(16,013)			(13,885)
Total Assets	$2,687,830			$2,234,955
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$961,285	$1,044	0.22%	$857,232	$1,429	0.34%
Time	285,179	2,743	1.93%	270,847	2,438	1.82%
Short-term FHLB advance	16,391	134	1.64%	102,108	1,270	2.51%
Long-term FHLB advance	125,000	894	1.44%	15,774	159	2.03%
Other borrowings	62,410	4	0.01%	—	—	—
Federal funds purchased	305	3	1.98%	—	—	—
Subordinated debentures	29,427	563	3.85%	29,427	744	5.10%
Repurchase Agreements	22,555	11	0.10%	20,309	10	0.10%
Total interest-bearing liabilities	$1,502,552	$5,396	0.72%	$1,295,697	$6,050	0.94%
Noninterest-bearing deposits	795,215			610,265
Other liabilities	58,500			20,408
Shareholders’ Equity	331,563			308,585
Total Liabilities and Shareholders’ Equity	$2,687,830			$2,234,955
Net interest income and interest rate spread		$44,190	3.58%		$43,460	4.14%
Net interest margin			3.84%			4.47%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $819 and $741 for the periods ended June 30, 202 and 2019, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2020 and 2019. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,888	$(6,221)	$667
Taxable securities	(373)	(294)	(667)
Tax-exempt securities	436	(143)	293
Interest-bearing deposits in other banks	523	(740)	(217)
Total interest income	$7,474	$(7,398)	$76
Interest expense:
Demand and savings	$158	$(543)	$(385)
Time	133	172	305
Short-term FHLB advance	(807)	(329)	(1,136)
Long-term FHLB advance	794	(59)	735
Other borrowings	4	—	4
Federal funds purchased	3	—	3
Subordinated debentures	—	(181)	(181)
Repurchase agreements	1	—	1
Total interest expense	$286	$(940)	$(654)
Net interest income	$7,188	$(6,458)	$730

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $5,612 and $0 during the periods ended June 30, 2020 and 2019. The increase in the provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experience by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Our Commercial, Commercial Real Estate and Consumer portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the six-month periods ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019	$ Change	% Change
Service charges	$2,398	$3,008	$(610)	-20.3%
Net gain (loss) on sale of securities	—	14	(14)	-100.0%
Net gain on equity securities	(146)	(31)	(115)	371.0%
Net gain on sale of loans	3,088	886	2,202	248.5%
ATM/Interchange fees	2,043	1,857	186	10.0%
Wealth management fees	1,910	1,758	152	8.6%
Bank owned life insurance	490	499	(9)	-1.8%
Tax refund processing fees	2,375	2,750	(375)	-13.6%
Swap fees	1,102	88	1,014	1152.3%
Other	470	559	(89)	-15.9%
Total noninterest income	$13,730	$11,388	$2,342	20.6%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six months ended June 30, 2020 was $13,730, an increase of $2,342 or 20.6% from $11,388 for the same period of 2019. The increase was primary due to increases in net gain on sale of loans of $2,202, ATM/Interchange fees of $186 and swap fees of $1,014 which was offset by a decrease in service charges of $610, tax refund processing fees of $375, other income of $89 and an increase in net loss on equity securities of $115.  Net gain (loss) on equity securities decreased as a result of market value decreases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the six-months ended June 30, 2020, 658 loans were sold, totaling $126,828.  During the six-months ended June 30, 2019, 251 loans were sold, totaling $44,441.  ATM/Interchange fees increased as a result of increased transaction fees and MasterCard fees.  Swap fees increased due to the volume of swaps performed during the six-months ended June 30, 2020 as compared to the same period of 2019.  Service charges decreased due to Civista waiving $93 of service fees on deposits accounts related to the COVID-19 pandemic. In addition, overdraft fees have decreased during the period.  Other income decreased due to the amortization of mortgage servicing rights as a result of higher loan payoffs.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,375 for the period ended June 30, 2019, a decrease of $375 from $2,750 for the same period of 2019.  The decrease is the result of a decrease in volume of transactions processed during the period.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the six-month periods ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019	$ Change	% Change
Compensation expense	$21,468	$19,353	$2,115	10.9%
Net occupancy expense	2,040	2,004	36	1.8%
Equipment expense	1,013	943	70	7.4%
Contracted data processing	925	866	59	6.8%
FDIC assessment	243	298	(55)	-18.5%
State franchise tax	967	899	68	7.6%
Professional services	1,620	1,395	225	16.1%
Amortization of intangible assets	459	475	(16)	-3.4%
ATM/Interchange expense	778	924	(146)	-15.8%
Marketing	695	707	(12)	-1.7%
Software maintenance expense	844	705	139	19.7%
Other operating expenses	4,918	4,519	399	8.8%
Total noninterest expense	$35,970	$33,088	$2,882	8.7%

Noninterest expense for the six months ended June 30, 2020 was $35,970, an increase of $2,882, or 8.7%, from $33,088 reported for the same period of 2019. The primary reasons for the increase were increases in compensation expenses of $2,115, professional services costs of $225, software maintenance expense of $139 and other operating expenses of $399, offset by decreases in FDIC assessments of $55 and ATM/Interchange expense of $146.  The increase in compensation expense was due to increased payroll, overtime pay, 401k expenses, payroll taxes, employee insurance and commission and incentive based costs.  The year-to-date average full time equivalent (FTE) employees were 454.2 at June 30, 2020, an increase of 20.9 FTEs over 2019, which increased payroll and payroll related expenses. Payroll and payroll related expenses also increased due to annual pay increases and increases in commission based costs are the result of increased loan activity.  The year-over-year decrease in FDIC assessments was attributable to the remaining small bank assessment credits the bank carried over into 2020 and applied to its first quarter assessment.  The increase in professional services costs is the result of increased consulting services to implement cost savings and customer services and increased recruitment costs.  The decrease in ATM/Interchange expense is primarily due to a settlement received in the second quarter of 2020 and savings realized by a vendor change.  The increase in software maintenance expense is due to a general increase in software maintenance contracts. The increase in other operating expense is primarily due to increases in software depreciation, amortization of low income housing investments, other loan expense and MSR valuation expense, employee education and training, ATM/debit card losses and communication expense, offset by decreases in travel and lodging and meals.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the six months ended June 30, 2020 totaled $2,001, down $1,429 compared to the same period in 2019. The effective tax rates for the six-month periods ended June 30, 2020 and 2019 were 12.2% and 15.8%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The decrease in the effective tax rate is due to lower taxable income for the six-months ended June 30, 2020, as compared to the same period in 2019.

Capital Resources

Shareholders’ equity totaled $336,613 at June 30, 2020 compared to $330,126 at December 31, 2019. The Company repurchased common shares during the period, which totaled $11,450. The increase in shareholders’ equity was also impacted by net income of $14,337, a $114 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $6,666, which was partially offset by dividends on common stock of $3,599.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2020 and December 31, 2019 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2020	14.0%	13.0%	11.6%	10.4%
Company Ratios—December 31, 2019	16.1%	15.3%	13.6%	12.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $8,252, or 2.2% of the total security portfolio at June 30, 2020. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the consolidated financial statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $11,590 and $20,369 for the six months ended June 30, 2020 and 2019, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. In addition, in 2020, additions from the change in the provision of loan losses and net deferred loan fees of $5,612 and $8,816, respectively added to cash from operating activities. The primary use of cash from operating activities is from loans originated for sale. The increase in originations and sales of loans held for sale is due to an increase in volume due to refinances as rates have declined.  Net cash used for investing activities was $326,182 and $38,740 for the six months ended June 30, 2020 and 2019, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $462,577 and $25,431 for the six months ended June 30, 2020 and 2019, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2020, Civista had total credit availability with the FHLB of $603,042 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $458,042. In addition, CBI maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2019 and June 30, 2020, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at June 30, 2020 and December 31, 2019.

The Company had derivative financial instruments as of December 31, 2019 and June 30, 2020. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2020			December 31, 2019
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	483,152	71,705	17%	449,843	31,596	8%
+100bp	455,738	44,291	11%	437,195	18,948	5%
Base	411,447	—	—	418,247	—	—
-100bp	438,284	26,837	7%	394,943	(23,304)	-6%
-200bp	472,406	60,959	15%	416,878	(1,369)	0%

The change in net portfolio value from December 31, 2019 to June 30, 2020, can be attributed to a couple of factors.  There was a nearly parallel drop in the yield curve from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash.  Both the increase in loans and cash are primarily a result of PPP loans and the proceeds of those loans on deposit, respectively.  Similarly, the volume and mix of liabilities has shifted toward deposits and other borrowings.  Deposits increased as a result of PPP loan proceeds on deposit and other borrowings increased as a result of PPP funding acquired from the PPPLF.  The mix shifts from the end of the year led to a slight decrease in the base net portfolio value.  Generally, assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to an increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of liabilities would increase more quickly than the market value of assets, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2020, were effective.

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

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), Civista is subject to additional risks of litigation from its customers or other parties regarding Civista’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Civista has participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes Civista to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. Civista may be exposed to the risk of similar litigation, from both customers and non-customers that approached Civista regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against Civista and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

Civista also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by Civista, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by Civista, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from Civista.

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

Civista Bancshares, Inc.

Other Information

Form 10-Q

On March 11. 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President announced a national emergency relating to the disease. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory stay-at-home orders and business closures. More recently, authorities have issued recommendations and mandates, including a state-wide mask mandate in Ohio, in connection with the reopening of businesses.  These measures, while intended to protect human life, are expected to continue to have serious adverse impacts on the U.S. and our local economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could materially affect our business, including our customers’ willingness to conduct banking transactions, their ability to pay on existing obligations and the availability of liquidity, which would negatively affect our financial condition and results of operations. The duration of any such impacts cannot be predicted.

OPERATIONAL IMPACTS FROM THE COVID-19 PANDEMIC COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to COVID-19, the Company has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments.  Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to the Company’s operations and financial performance.  Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely.  The Company is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which was held via teleconference this year.  Additionally, travel has been restricted.  The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.  Civista’s financial service location lobbies have been closed except for advance appointments only.  Branch drive-ups, call center, ATMs and online/mobile banking services continue to operate and are the preferred option of service.  Even with the precautions undertaken, the continued spread or prolonged impact of COVID-19 could negatively impact the availability of key personnel or significant numbers of the Company's staff, who are necessary to conduct the Company' business.

Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices.  The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.  These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of the Company’s ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.

The Company also relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses.  In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services.  For example, loan originations could be delayed due to the limited availability of real estate appraisers for the underlying collateral.  Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties.  If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

Civista Bancshares, Inc.

Other Information

Form 10-Q

THE COMPANY MAY BE EXPOSED TO INCREASED INTEREST RATE RISK AS A RESULT OF THE COVID-19 PANDEMIC.

The Company’s net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector.  A prolonged period of extremely volatile and unstable market conditions would likely increase the Company’s funding costs and negatively affect market risk mitigation strategies.  Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of the Company’s assets.  Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition.  Low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments.  Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve. The Company’s systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance.  The Company cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on the Company’s activities and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2020, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	25,297	$14.04	25,297	—
May 1, 2020 - May 31, 2020	—	$—	—	—
June 1, 2020 - June 30, 2020	—	$—	—	—
Total	25,297	$14.04	25,297	—

On December 17, 2019, the Company announced the implementation of a common share repurchase program which authorized the Company to buy up to 672,000 shares of its outstanding common shares. The expiration date of the common share repurchase program is December 17, 2020.  As of June 30, 2020, the Company had purchased the full amount of 672,000 shares authorized under the repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Unaudited) for the three- and six- months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three- and six- months ended June 30, 2020 and 2019; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three- and six- months ended June 30, 2020 and 2019; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 10, 2020
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	August 10, 2020
Todd A. Michel	Date
Senior Vice President, Controller