Form 10-Q
period 2020-09-30
CIVISTA BANCSHARES, INC.
filed 2020-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 5, 2020—15,914,173 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$194,773	$48,535
Securities available for sale	365,874	358,499
Equity securities	817	1,191
Loans held for sale	13,256	2,285
Loans, net of allowance of $22,637 and $14,767	2,018,303	1,694,203
Other securities	20,537	20,280
Premises and equipment, net	22,958	22,871
Accrued interest receivable	10,227	7,093
Goodwill	76,851	76,851
Other intangible assets	8,045	8,305
Bank owned life insurance	45,732	44,999
Swap assets	24,727	8,918
Other assets	15,893	15,527
Total assets	$2,817,993	$2,309,557
LIABILITIES
Deposits
Noninterest-bearing	$660,120	$512,553
Interest-bearing	1,408,649	1,166,211
Total deposits	2,068,769	1,678,764
Short-term Federal Home Loan Bank advances	—	101,500
Long-term Federal Home Loan Bank advances	125,000	125,000
Securities sold under agreements to repurchase	25,813	18,674
Other borrowings	183,695	—
Subordinated debentures	29,427	29,427
Swap liabilities	24,727	8,918
Accrued expenses and other liabilities	18,507	17,148
Total liabilities	2,475,938	1,979,431
SHAREHOLDERS’ EQUITY
Common shares, no par value, 20,000,000 shares authorized, 17,664,951 shares issued at September 30, 2020 and 17,623,706 shares issued at December 31, 2019	276,940	276,422
Retained earnings	84,628	67,974
Treasury shares, 1,719,472 common shares at September 30, 2020 and 936,164 common shares at December 31, 2019, at cost	(33,900)	(21,144)
Accumulated other comprehensive income	14,387	6,874
Total shareholders’ equity	342,055	330,126
Total liabilities and shareholders’ equity	$2,817,993	$2,309,557

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$21,638	$20,776	$64,924	$63,395
Taxable securities	1,325	1,712	4,100	5,155
Tax-exempt securities	1,536	1,449	4,589	4,208
Federal funds sold and other	59	86	531	775
Total interest and dividend income	24,558	24,023	74,144	73,533
Interest expense
Deposits	1,631	2,099	5,418	5,966
Federal Home Loan Bank advances	452	1,152	1,480	2,581
Subordinated debentures	194	350	757	1,094
Other borrowings	271	—	275	—
Securities sold under agreements to repurchase and other	4	4	18	14
Total interest expense	2,552	3,605	7,948	9,655
Net interest income	22,006	20,418	66,196	63,878
Provision for loan losses	2,250	150	7,862	150
Net interest income after provision for loan losses	19,756	20,268	58,334	63,728
Noninterest income
Service charges	1,414	1,726	3,812	4,733
Net gain on sale of securities	92	3	92	17
Net gain (loss) on equity securities	20	112	(126)	81
Net gain on sale of loans	2,413	815	5,501	1,701
ATM/Interchange fees	1,183	1,014	3,226	2,871
Wealth management fees	1,006	975	2,916	2,733
Bank owned life insurance	243	254	733	753
Tax refund processing fees	—	—	2,375	2,750
Swap fees	158	199	1,260	287
Other	257	331	727	890
Total noninterest income	6,786	5,429	20,516	16,816
Noninterest expense
Compensation expense	10,595	9,707	32,063	29,059
Net occupancy expense	1,010	902	3,050	2,906
Equipment expense	494	561	1,507	1,504
Contracted data processing	415	435	1,340	1,301
FDIC assessment	288	(1)	531	297
State franchise tax	427	499	1,394	1,398
Professional services	669	756	2,289	2,151
Amortization of intangible assets	227	235	686	710
ATM/Interchange expense	538	514	1,316	1,437
Marketing	361	404	1,056	1,111
Software maintenance expense	506	396	1,350	1,101
Other operating expenses	2,197	2,323	7,115	6,843
Total noninterest expense	17,727	16,731	53,697	49,818
Income before taxes	8,815	8,966	25,153	30,726
Income tax expense	1,133	1,258	3,134	4,688
Net Income	7,682	7,708	22,019	26,038
Preferred stock dividends	—	162	—	490
Net income available to common shareholders	$7,682	$7,546	$22,019	$25,548
Earnings per common share, basic	$0.48	$0.48	$1.36	$1.64
Earnings per common share, diluted	$0.48	$0.46	$1.36	$1.54

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$7,682	$7,708	$22,019	$26,038
Other comprehensive income, net of reclassification adjustment:
Unrealized holding gains on available for sale securities	856	3,724	9,294	16,164
Tax effect	(180)	(782)	(1,952)	(3,393)
Pension liability adjustment	72	147	217	441
Tax effect	(15)	(31)	(46)	(93)
Total other comprehensive income	733	3,058	7,513	13,119
Comprehensive income	$8,415	$10,766	$29,532	$39,157

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

			Common Shares				Accumulated Other	Total
			Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2020			16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613
Net Income			—	—	7,682	—	—	7,682
Other comprehensive income			—	—	—	—	733	733
Stock-based compensation			—	99	—	—	—	99
Common stock dividends ($0.11 per share)			—	—	(1,766)	—	—	(1,766)
Purchase of treasury stock			(107,500)	—	—	(1,306)	—	(1,306)
Balance, September 30, 2020			15,945,479	$276,940	$84,628	$(33,900)	$14,387	$342,055

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2019	10,120	$9,364	15,633,059	$267,275	$56,199	$(17,235)	$8,609	$324,212
Net Income	—	—	—	—	7,708	—	—	7,708
Other comprehensive income	—	—	—	—	—	—	3,058	3,058
Conversion of Series B preferred shares to common shares	(222)	(206)	28,416	206	—	—	—	—
Stock-based compensation	—	—	—	78	—	—	—	78
Common stock dividends ($0.11 per share)	—	—	—	—	(1,722)	—	—	(1,722)
Preferred stock dividends ($16.25 per share)	—	—	—	—	(162)			(162)
Purchase of treasury stock	—	—	(188,200)	—	—	(3,909)	—	(3,909)
Balance, September 30, 2019	9,898	$9,158	15,473,275	$267,559	$62,023	$(21,144)	$11,667	$329,263

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

			Common Shares				Accumulated Other	Total
			Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019			16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income			—	—	22,019	—	—	22,019
Other comprehensive income			—	—	—	—	7,513	7,513
Stock-based compensation			41,245	518	—	—	—	518
Common stock dividends ($0.33 per share)			—	—	(5,365)	—	—	(5,365)
Purchase of treasury stock			(783,308)	—	—	(12,756)	—	(12,756)
Balance, September 30, 2020			15,945,479	$276,940	$84,628	$(33,900)	$14,387	$342,055

	Preferred Shares		Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (loss)	Shareholders’ Equity
Balance, December 31, 2018	10,120	$9,364	15,603,499	$266,901	$41,320	$(17,235)	$(1,452)	$298,898
Net Income	—	—	—	—	26,038	—	—	26,038
Other comprehensive income	—	—	—	—	—	—	13,119	13,119
Conversion of Series B preferred shares to common shares	(222)	(206)	28,416	206	—	—	—	—
Stock-based compensation	—	—	29,560	452	—	—	—	452
Common stock dividends ($0.31 per share)	—	—	—	—	(4,845)	—	—	(4,845)
Preferred stock dividends ($48.75 per share)	—	—	—	—	(490)	—	—	(490)
Purchase of treasury stock	—	—	(188,200)	—	—	(3,909)	—	(3,909)
Balance, September 30, 2019	9,898	$9,158	15,473,275	$267,559	$62,023	$(21,144)	$11,667	$329,263

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Net cash from operating activities	$25,301	$22,522
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	38,869	37,688
Purchases of securities, available-for-sale	(39,144)	(48,178)
Sale of securities available for sale	1,455	16,829
Purchase of other securities	(257)	—
Redemption of other securities	—	741
Sale of equity securities	247	—
Purchase of bank owned life insurance	—	(955)
Net loan originations	(339,683)	(86,351)
Proceeds from sale of premises and equipment	12	—
Premises and equipment purchases	(1,780)	(1,729)
Net cash used for investing activities	(340,281)	(81,955)
Cash flows from financing activities:
Proceeds from long-term FHLB advances	—	50,000
Net change in short-term FHLB advances	(101,500)	(7,500)
Proceeds from other borrowings	183,695	—
Increase in deposits	390,005	52,728
Increase (decrease) in securities sold under repurchase agreements	7,139	(7,111)
Purchase of treasury shares	(12,756)	(3,909)
Common dividends paid	(5,365)	(4,845)
Preferred dividends paid	—	(490)
Net cash provided by financing activities	461,218	78,873
Increase in cash and due from financial institutions	146,238	19,440
Cash and due from financial institutions at beginning of period	48,535	42,779
Cash and due from financial institutions at end of period	$194,773	$62,219
Cash paid during the period for:
Interest	$7,733	$9,614
Income taxes	4,595	3,700
Supplemental cash flow information:
Transfer of premises to held-for-sale	—	76
Change in fair value of swap asset	(15,809)	(8,719)
Change in fair value of swap asset liability	15,809	8,719
Conversion of preferred shares to common shares	—	206
Securities purchased not settled	—	2,102
Increase in right-of-use asset on leases	—	(2,367)
Increase in lease liability	—	2,367

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue through September 30, 2020. Water Street Properties was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was less than 1.0% of total revenue through September 30, 2020. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2020 and its results of operations and changes in cash flows for the periods ended September 30, 2020 and 2019 have been made. The accompanying Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2019 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $498,819, or 24.3% of total loans, as of September 30, 2020, and the other is to Lessors of Residential Buildings and Dwellings totaling $237,783, or 11.6% of total loans, as of September 30, 2020. These segments of the loan portfolio have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, impairment of goodwill, fair values of financial instruments, deferred taxes, swap assets/liabilities and pension obligations are particularly subject to change.

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

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$19,083	$304	$(1)	$19,386
Obligations of states and political subdivisions	207,077	19,170	(149)	226,098
Mortgage-backed securities in government sponsored entities	114,113	6,317	(40)	120,390
Total debt securities	$340,273	$25,791	$(190)	$365,874

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

The amortized cost and fair value of securities at September 30, 2020, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$11,232	$11,311
Due after one year through five years	14,540	14,913
Due after five years through ten years	25,421	27,602
Due after ten years	174,967	191,658
Mortgage-backed securities	114,113	120,390
Total securities available for sale	$340,273	$365,874

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sale proceeds	$1,455	$—	$1,455	$16,829
Gross realized gains	94	—	94	47
Gross realized losses	—	—	—	(43)
Gains (losses) from securities called or settled by the issuer	(2)	3	(2)	13

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $165,109 and $139,004 as of September 30, 2020 and December 31, 2019, respectively.

Securities with unrealized losses at September 30, 2020 and December 31, 2019 not recognized in income are as follows:

September 30, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$134	$(1)	$134	$(1)
Obligations of states and political subdivisions	5,373	(149)	—	—	5,373	(149)
Mortgage-backed securities in gov’t sponsored entities	2,984	(40)	—	—	2,984	(40)
Total temporarily impaired	$8,357	$(189)	$134	$(1)	$8,491	$(190)

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

At September 30, 2020, there were a total of 10 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine months ended September 30, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities during the period	$20	$112	$(126)	$81
Less: Net losses realized on the sale of equity securities during the period	—	—	6	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$20	$112	$(120)	$81

(4) Loans

Loan balances were as follows:

	September 30, 2020	December 31, 2019
Commercial & Agriculture	$435,285	$203,110
Commercial Real Estate- Owner Occupied	261,235	245,606
Commercial Real Estate- Non-Owner Occupied	683,579	592,222
Residential Real Estate	443,960	463,032
Real Estate Construction	167,560	155,825
Farm Real Estate	35,232	34,114
Consumer and Other	14,089	15,061
Total loans	2,040,940	1,708,970
Allowance for loan losses	(22,637)	(14,767)
Net loans	$2,018,303	$1,694,203

Included in Commercial & Agriculture as of September 30, 2020 is $259,097 of Paycheck Protection Program (“PPP”) loans.

Included in total loans above are net deferred loan fees of $8,208 and $488 at September 30, 2020 and December 31, 2019, respectively.  Included in net deferred loan fees as of September 30, 2020 is $7,498 of net deferred loans fees from PPP loans.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan Modifications/Troubled Debt Restructurings

During 2020, Civista modified 813 loans totaling $431,283, primarily consisting of the deferral of principal and/or interest payments.  All of the loans modified were performing at December 31, 2019 and comply with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to not be considered a troubled debt restructuring.

While most of the loans that received some form of modification have returned to making payments, Civista has received customer deferral requests for another round of modifications on loans. As of September 30, 2020, Civista has 47 loans totaling $52,186 that remain on a CARES Act modification.  Details with respect to loan modifications that remain on deferred status are as follows:

	Number of		Weighted Average
Type of Loan	Loans	Balance	Interest Rate
		(In thousands)
Commercial & Agriculture	12	$1,370	4.61%
Commercial Real Estate:
Owner Occupied	19	16,076	4.51%
Non-Owner Occupied	14	27,720	4.96%
Real Estate Construction	2	7,020	3.59%
Total	47	$52,186	4.63%

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $22,637 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2020. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the three months ended September 30, 2020	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,799	$—	$1	$(139)	$2,661
Commercial Real Estate:
Owner Occupied	3,411	(147)	6	685	3,955
Non-Owner Occupied	9,169	—	3	1,406	10,578
Residential Real Estate	2,434	(11)	117	(83)	2,457
Real Estate Construction	1,844	—	1	500	2,345
Farm Real Estate	361	—	3	(4)	360
Consumer and Other	247	(27)	21	(21)	220
Unallocated	155	—	—	(94)	61
Total	$20,420	$(185)	$152	$2,250	$22,637

For the three months ended September 30, 2020, the Company provided $2,250 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic, as well as the significant increase in classified assets during the quarter, particularly in the special mention category. Economic impacts from the COVID-19 pandemic include the loss of revenue being experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. The allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loan balances. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, increased loan balances and loss rates and by increased classified and non-accrual loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and by an increase in classified loans.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates on classified loans, represented by an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2020.

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

For the three months ended September 30, 2019, the Company provided $150 to the allowance for loan losses.  The allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates, represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The allowance for Consumer and Other loans increased due to an increase in loss rates. The result was represented as an increase in the provision. Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at September 30, 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2020	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,219	$(15)	$5	$452	$2,661
Commercial Real Estate:
Owner Occupied	2,541	(148)	20	1,542	3,955
Non-Owner Occupied	6,584	—	44	3,950	10,578
Residential Real Estate	1,582	(108)	196	787	2,457
Real Estate Construction	1,250	—	3	1,092	2,345
Farm Real Estate	344	—	10	6	360
Consumer and Other	247	(54)	55	(28)	220
Unallocated	—	—	—	61	61
Total	$14,767	$(325)	$333	$7,862	$22,637

For the nine months ended September 30, 2020, the Company provided $7,862 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. The allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participation in the PPP loan program, offset by a decrease in loss rates, resulting in an increase in the provision. PPP loans are eligible for a 100% guaranty by the SBA.  However, in the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty.  The reserve percentage for PPP loans is substantially less than the other loans in this segment resulting in an overall decrease in the reserve percentage.  The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances, an increase in classified and non-accrual loans and an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, an increase in classified loans, offset by a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances and an increase in loss rates on classified loans, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2020.

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

For the nine months ended September 30, 2019, the Company provided $150 to the allowance for loan losses.  The allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of higher loan balances, offset by a decrease in the loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate –Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances and higher loss rates, offset by net recoveries on previously charged off amounts, resulting in a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of higher loan balances, offset by a decrease in the loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of higher loan balances.  The allowance for Farm Real Estate loans was reduced by a decrease in classified loan balances and the reserve required for this type of loan. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in the general reserves required for the type as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at September 30, 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2020 and December 31, 2019.

September 30, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,661	$2,661
Commercial Real Estate:
Owner Occupied	—	8	3,947	3,955
Non-Owner Occupied	—	—	10,578	10,578
Residential Real Estate	—	85	2,372	2,457
Real Estate Construction	—	—	2,345	2,345
Farm Real Estate	—	—	360	360
Consumer and Other	—	—	220	220
Unallocated	—	—	61	61
Total	$—	$93	$22,544	$22,637
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$435,285	$435,285
Commercial Real Estate:
Owner Occupied	—	379	260,856	261,235
Non-Owner Occupied	—	55	683,524	683,579
Residential Real Estate	377	1,168	442,415	443,960
Real Estate Construction	—	—	167,560	167,560
Farm Real Estate	—	634	34,598	35,232
Consumer and Other	—	—	14,089	14,089
Total	$377	$2,236	$2,038,327	$2,040,940

December 31, 2019	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,219	$2,219
Commercial Real Estate:
Owner Occupied	—	9	2,532	2,541
Non-Owner Occupied	—	—	6,584	6,584
Residential Real Estate	—	82	1,500	1,582
Real Estate Construction	—	—	1,250	1,250
Farm Real Estate	—	—	344	344
Consumer and Other	—	—	247	247
Unallocated	—	—	—	—
Total	$—	$91	$14,676	$14,767
Outstanding loan balances:
Commercial & Agriculture	$—	$367	$202,743	$203,110
Commercial Real Estate:
Owner Occupied	—	426	245,180	245,606
Non-Owner Occupied	—	374	591,848	592,222
Residential Real Estate	467	1,764	460,801	463,032
Real Estate Construction	—	—	155,825	155,825
Farm Real Estate	—	666	33,448	34,114
Consumer and Other	—	—	15,061	15,061
Total	$467	$3,597	$1,704,906	$1,708,970

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of September 30, 2020 and December 31, 2019. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$427,539	$6,009	$1,737	$—	$435,285
Commercial Real Estate:
Owner Occupied	227,536	27,108	6,591	—	261,235
Non-Owner Occupied	597,582	83,622	2,375	—	683,579
Residential Real Estate	75,648	647	5,686	—	81,981
Real Estate Construction	153,132	—	493	—	153,625
Farm Real Estate	32,297	490	2,445	—	35,232
Consumer and Other	1,616	—	18	—	1,634
Total	$1,515,350	$117,876	$19,345	$—	$1,652,571

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$199,649	$2,236	$1,225	$—	$203,110
Commercial Real Estate:
Owner Occupied	237,171	5,617	2,818	—	245,606
Non-Owner Occupied	588,633	2,155	1,434	—	592,222
Residential Real Estate	73,289	528	6,495	—	80,312
Real Estate Construction	145,251	—	9	—	145,260
Farm Real Estate	30,808	567	2,739	—	34,114
Consumer and Other	1,289	—	6	—	1,295
Total	$1,276,090	$11,103	$14,726	$—	$1,301,919

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2020 and December 31, 2019 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$361,979	$13,935	$12,455	$388,369
Nonperforming	—	—	—	—
Total	$361,979	$13,935	$12,455	$388,369

December 31, 2019	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$382,720	$10,565	$13,766	$407,051
Nonperforming	—	—	—	—
Total	$382,720	$10,565	$13,766	$407,051

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2020 and December 31, 2019.

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$176	$300	$55	$531	$434,754	$—	$435,285	$—
Commercial Real Estate:
Owner Occupied	168	369	359	896	260,339	—	261,235	—
Non-Owner Occupied	—	—	7	7	683,572	—	683,579	—
Residential Real Estate	84	441	1,269	1,794	441,789	377	443,960	—
Real Estate Construction	—	—	—	—	167,560	—	167,560	—
Farm Real Estate	—	—	4	4	35,228	—	35,232	—
Consumer and Other	54	6	7	67	14,022	—	14,089	—
Total	$482	$1,116	$1,701	$3,299	$2,037,264	$377	$2,040,940	$—

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$27	$35	$106	$168	$202,942	$—	$203,110	$—
Commercial Real Estate:
Owner Occupied	453	63	663	1,179	244,427	—	245,606	—
Non-Owner Occupied	—	—	8	8	592,214	—	592,222	—
Residential Real Estate	2,399	198	1,775	4,372	458,193	467	463,032	—
Real Estate Construction	—	—	—	—	155,825	—	155,825	—
Farm Real Estate	—	—	7	7	34,107	—	34,114	—
Consumer and Other	129	46	—	175	14,886	—	15,061	—
Total	$3,008	$342	$2,559	$5,909	$1,702,594	$467	$1,708,970	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Commercial & Agriculture	$156	$173
Commercial Real Estate:
Owner Occupied	1,241	938
Non-Owner Occupied	7	8
Residential Real Estate	3,854	4,183
Real Estate Construction	7	9
Farm Real Estate	85	284
Consumer and Other	16	4
Total	$5,366	$5,599

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

Modifications: A modification of a loan constitutes a TDR when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Exceptions to this policy exist for loan modifications granted as part of the Company’s COVID-19 deferral program, which allows the Company to not classify a modification so long as certain criteria as established in the CARES Act are met at the time of the modification.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Residential Real Estate loans modified in a TDR primarily involve interest rate reductions where monthly payments are lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2020, TDRs accounted for $93 of the allowance for loan losses. As of December 31, 2019, TDRs accounted for $91 of the allowance for loan losses.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There were no loans modified as TDRs during the three-month periods ended September 30, 2020 or 2019 or during the nine-month period ended September 30, 2020. Loan modifications that are considered TDRs completed during the nine-month period ended September 30, 2019 were as follows:

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

During both the three- and nine-month periods ended September 30, 2020 and September 30, 2019, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$367	$367
Commercial Real Estate:
Owner Occupied	149	149		168	168
Non-Owner Occupied	55	55		374	374
Residential Real Estate	993	1,017		1,571	1,643
Farm Real Estate	634	634		666	666
Total	1,831	1,855		3,146	3,218
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	230	230	$8	258	258	$9
Residential Real Estate	175	179	85	193	197	82
Total	405	409	93	451	455	91
Total:
Commercial & Agriculture	—	—	—	367	367	—
Commercial Real Estate:
Owner Occupied	379	379	8	426	426	9
Non-Owner Occupied	55	55	—	374	374	—
Residential Real Estate	1,168	1,196	85	1,764	1,840	82
Farm Real Estate	634	634	—	666	666	—
Total	$2,236	$2,264	$93	$3,597	$3,673	$91

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three-and nine-month periods ended September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—	$367	$12
Commercial Real Estate—Owner Occupied	391	7	448	8
Commercial Real Estate—Non-Owner Occupied	212	5	378	6
Residential Real Estate	1,175	10	1,083	14
Farm Real Estate	644	7	681	7
Total	$2,422	$29	$2,957	$47

	September 30, 2020		September 30, 2019
For the nine months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$92	$4	$367	$24
Commercial Real Estate—Owner Occupied	406	21	463	25
Commercial Real Estate—Non-Owner Occupied	292	15	292	15
Residential Real Estate	1,464	34	1,148	45
Farm Real Estate	655	20	687	22
Total	$2,909	$94	$2,957	$131

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended September 30, 2020	For the Three-Month Period Ended September 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$205	$259
Acquisition of PCI loans	—	—
Accretion	(101)	(3)
Transfer from non-accretable to accretable	74	—
Balance at end of period	$178	$256

	For the Nine-Month Period Ended September 30, 2020	For the Nine-Month Period Ended September 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$255	$336
Acquisition of PCI loans	—	—
Accretion	(270)	(80)
Transfer fron non-accretable to accretable	193	—
Balance at end of period	$178	$256

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2020	At December 31, 2019
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$789	$1,149
Carrying amount	377	467

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2020 or December 31, 2019, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2020 and December 31, 2019, respectively, there were no foreclosed assets included in other assets. As of September 30, 2020 and December 31, 2019, the Company had initiated formal foreclosure procedures on $1,056 and $1,022, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2020(a)			September 30, 2019(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$19,549	$(5,895)	$13,654	$12,176	$(3,567)	$8,609
Other comprehensive income before reclassifications	749	—	749	2,944	—	2,944
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	57	(16)	(2)	116	114
Net current-period other comprehensive income	676	57	733	2,942	116	3,058
Ending balance	$20,225	$(5,838)	$14,387	$15,118	$(3,451)	$11,667

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30, 2020	For the Three months ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$92	$3	Net gain (loss) on sale of securities
Tax effect	(19)	(1)	Income tax expense
	73	2
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(72)	(147)	Other operating expenses
Tax effect	15	31	Income tax expense
	(57)	(116)
Total reclassifications for the period	$16	$(114)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2020(a)			September 30, 2019(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$12,883	$(6,009)	$6,874	$2,347	$(3,799)	$(1,452)
Other comprehensive income before reclassifications	7,415	—	7,415	12,784	—	12,784
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	171	98	(13)	348	335
Net current-period other comprehensive income	7,342	171	7,513	12,771	348	13,119
Ending balance	$20,225	$(5,838)	$14,387	$15,118	$(3,451)	$11,667

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30, 2020	For the Nine months ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$92	$17	Net gain (loss) on sale of securities
Tax effect	(19)	(4)	Income tax expense
	73	13
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(217)	(441)	Other operating expenses
Tax effect	46	93	Income tax expense
	(171)	(348)
Total reclassifications for the period	$(98)	$(335)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended September 30, 2020 and December 31, 2019.

Acquired intangible assets, other than goodwill, as of September 30, 2020 and December 31, 2019 were as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$14,792	$8,735	$6,057	$14,792	$8,049	$6,743
Total amortized intangible assets	$14,792	$8,735	$6,057	$14,792	$8,049	$6,743

(1)	Excludes fully amortized intangible assets

Aggregate core deposit intangible amortization expense was $227, $235, $686 and $710 for the three and nine months ended September 30, 2020 and 2019, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three- and nine-months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loan Servicing Rights:
Balance at Beginning of Period	$1,717	$1,642	$1,562	$1,664
Additions	381	71	924	144
Disposals	—	—	—	—
Amortized to expense	(135)	(81)	(361)	(176)
Other charges	—	—	—	—
Change in valuation allowance	25	—	(137)	—
Balance at End of Period	$1,988	$1,632	$1,988	$1,632

Valuation allowance:
Balance at Beginning of Period	$264	$—	$102	$—
Additions expensed	—	—	162	—
Reductions credited to operations	(25)	—	(25)	—
Direct write-offs	—	—	—	—
Balance at End of Period	$239	$—	$239	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2020	$29	$227	$256
2021	116	891	1,007
2022	115	868	983
2023	115	841	956
2024	114	804	918
Thereafter	1,499	2,426	3,925
	$1,988	$6,057	$8,045

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings, are included in Short-term Federal Home Loan Bank advances on the Consolidated Balance Sheets and are summarized as follows:

	At September 30, 2020		At December 31, 2019
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$101,500
Interest rate on balance	—	—	—	1.63%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2020	2019	2019	2020	2020	2019	2019
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$35,000	$—	$—	$167,500	$50,000	$102,700	$—	$192,700
Average balance	543	—	—	146,977	385	10,888	—	117,229
Average rate paid	(1.47)%	—	—	2.34%	0.35%	1.64%	—	2.44%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2020.

Other borrowings consist of the Paycheck Protection Program Lending Facility (“PPPLF”).  The PPPLF makes funds available to lenders who qualify as “eligible borrowers” and is intended to facilitate lending, to small businesses under the PPP of the CARES Act.  Under the PPPLF, the Federal Reserve Banks will lend to eligible borrowers on a non-recourse basis, taking PPP loans as collateral.  During the second quarter of 2020, the Company borrowed $183,695 under the PPPLF.  The maturity date of the PPPLF borrowing will equal the maturity date of the PPP loans pledged to secure the borrowing.  The rate paid on the borrowing is at 0.35%.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2020 and December 31, 2019. All of the repurchase agreements are overnight agreements.

	September 30, 2020	December 31, 2019
Securities pledged for repurchase agreements:
U.S. Treasury securities	$910	$810
Obligations of U.S. government agencies	24,903	17,864
Total securities pledged	$25,813	$18,674
Gross amount of recognized liabilities for repurchase agreements	$25,813	$18,674
Amounts related to agreements not included in offsetting disclosures above	$—	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic
Net income	$7,682	$7,708	$22,019	$26,038
Preferred stock dividends	—	162	—	490
Net income available to common shareholders—basic	$7,682	$7,546	$22,019	$25,548
Weighted average common shares outstanding—basic	16,045,544	15,577,371	16,201,898	15,604,410
Basic earnings per common share	$0.48	$0.48	$1.36	$1.64
Diluted
Net income available to common shareholders—basic	$7,682	$7,546	$22,019	$25,548
Preferred stock dividends	—	162	0	490
Net income available to common shareholders—diluted	$7,682	$7,708	$22,019	$26,038
Weighted average common shares outstanding for basic earnings per common share	16,045,544	15,577,371	16,201,898	15,604,410
Add: Dilutive effects of convertible preferred shares	—	1,272,516	—	1,286,876
Average shares and dilutive potential common shares outstanding—diluted	16,045,544	16,849,887	16,201,898	16,891,286
Diluted earnings per common share	$0.48	$0.46	$1.36	$1.54

For the three- and nine-month periods ended September 30, 2019, there were 1,272,516 and 1,286,876, respectively of average dilutive shares related to the Company’s convertible preferred shares.  Under the “if converted” method, all convertible preferred shares are assumed to be converted into common shares at the corresponding conversion rate. These additional shares are then added to the common shares outstanding to calculate diluted earnings per share.  Effective December 20, 2019, the Company redeemed all convertible preferred shares and corresponding depositary shares that remained outstanding.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for September 30, 2020 and December 31, 2019:

	Contract Amount
	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$25,020	$432,210	$15,155	$396,516
Overdraft protection	6	41,212	5	37,286
Letters of credit	600	986	624	776
	$25,626	$474,408	$15,784	$434,578

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at September 30, 2020 and from 4.50% to 8.50% at December 31, 2019. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on September 30, 2020 and $7,127 on December 31, 2019. Such amounts are included within cash and due from financial institutions on the Consolidated Balance Sheet.

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

Net periodic pension cost was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	121	128	363	384
Expected return on plan assets	(187)	(256)	(561)	(768)
Other components	72	147	217	441
Net periodic pension cost	$6	$19	$19	$57

The Company does not expect to make any contribution to its pension plan in 2020. The Company made no contribution to its pension plan in 2019.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 198,756 shares available for future grants under this plan at September 30, 2020.

No options were granted under the 2014 Incentive Plan during the periods ended September 30, 2020 and 2019.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and nine-month periods ended September 30, 2020:

	Three months ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	54,274	$20.90	44,027	$20.48
Granted	—	—	26,979	21.26
Vested	—	—	(16,732)	20.36
Forfeited	—	—	—	—
Nonvested at end of period	54,274	$20.90	54,274	$20.90

The following is a summary of the status of the Company’s outstanding restricted shares as of September 30, 2020:

At June 30, 2020
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
January 15, 2016	2,056	$5	0.25
March 20, 2017	2,388	31	1.25
April 10, 2018	2,643	11	0.25
April 10, 2018	4,670	70	2.25
March 14, 2019	6,796	79	1.25
March 14, 2019	8,742	129	3.25
March 13, 2020	12,982	212	4.25
March 13, 2020	13,997	214	2.25
	54,274	$751	2.55

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company recorded $99, $78, $322 and $256 of share-based compensation expense during the three- and nine-months ended September 30, 2020 and 2019, respectively, and $196 of director retainer fees for shares granted under the 2014 Incentive Plan. At September 30, 2020, the total compensation cost related to unvested awards not yet recognized is $751, which is expected to be recognized over the weighted average remaining life of the grants of 2.55 years.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at September 30, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$19,366	$—
Obligations of states and political subdivisions	—	226,098	—
Mortgage-backed securities in government sponsored entities	—	120,390	—
Total securities available for sale	—	365,854	—
Equity securities	—	817	—
Swap asset	—	24,727	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$24,727	$—

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2020 are as follows:

September 30, 2020	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$194,773	$194,773	$194,773	$—	$—
Other securities	20,537	20,537	20,537	—	—
Loans, held for sale	13,256	13,521	13,521	—	—
Loans, net of allowance	2,018,303	2,046,882	—	—	2,046,882
Bank owned life insurance	45,732	45,732	45,732	—	—
Accrued interest receivable	10,227	10,227	10,227	—	—
Financial Liabilities:
Nonmaturing deposits	1,776,668	1,776,668	1,776,668	—	—
Time deposits	292,101	293,168	—	—	293,168
Long-term FHLB advances	125,000	131,095	—	—	131,095
Other borrowings	183,695	183,677	—	—	183,677
Securities sold under agreement to repurchase	25,813	25,813	25,813	—	—
Subordinated debentures	29,427	31,990	—	—	31,990
Accrued interest payable	492	492	492	—	—

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

The following table summarizes the Company’s interest rate swap positions as of September 30, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$232,397	$24,727	4.52%
Derivative Liabilities	Accrued expenses and other liabilities	(232,397)	(24,727)	-4.52%
Net Exposure		$—	$—

The following table summarizes the Company’s interest rate swap positions as of December 31, 2019.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value	Weighted Average Rate Received/(Paid)
Derivative Assets	Other Assets	$151,648	$8,918	5.04%
Derivative Liabilities	Accrued expenses and other liabilities	(151,648)	(8,918)	-5.04%
Net Exposure		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All interest rate swap transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives with “Other” in the Consolidated Statements of Operation.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At September 30, 2020, the Company had cash and securities at fair value pledged for collateral on its interest rate swaps with third party financial institutions of $10,310 and $16,139, respectively. At December 31, 2019, securities with a fair value of $14,032 were pledged as collateral.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $5,624 and $5,154, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $6,459 and $5,417 at September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $156 and $133, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $304 and $275, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $489 and $399, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $888 and $827, respectively.  During the three and nine months ended September 30, 2020 and 2019, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges	$1,414	$1,726	$3,812	$4,733
ATM/Interchange fees	1,183	1,014	3,226	2,871
Wealth management fees	1,006	975	2,916	2,733
Tax refund processing fees	—	—	2,375	2,750
Other	214	280	633	675
Noninterest Income (in-scope of Topic 606)	3,817	3,995	12,962	13,762
Noninterest Income (out-of-scope of Topic 606)	2,969	1,434	7,554	3,054
Total Noninterest Income	$6,786	$5,429	$20,516	$16,816

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2020 compared to December 31, 2019, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers’ operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by “Item 1A. Risk Factors” of the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at September 30, 2020 were $2,817,993 compared to $2,309,557 at December 31, 2019, an increase of $508,436, or 22.0%. The increase in total assets was due to increases in cash and due from financial institutions of $146,238, accompanied by other increases in securities available for sale, loans held for sale, loans, accrued interest receivable and swap assets of $7,375, $10,971, $324,100, $3,134 and $15,809, respectively. Total liabilities at September 30, 2020 were $2,475,938 compared to $1,979,431 at December 31, 2019, an increase of $496,507, or 25.1%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts, interest-bearing demand accounts, other borrowings and swap liabilities of $147,567, $242,438, $183,695 and $15,809, respectively, partially offset by a decrease in short-term FHLB advances of $101,500.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019	$ Change	% Change
Commercial & Agriculture	$435,285	$203,110	$232,175	114.3%
Commercial Real Estate—Owner Occupied	261,235	245,606	15,629	6.4%
Commercial Real Estate—Non-Owner Occupied	683,579	592,222	91,357	15.4%
Residential Real Estate	443,960	463,032	(19,072)	-4.1%
Real Estate Construction	167,560	155,825	11,735	7.5%
Farm Real Estate	35,232	34,114	1,118	3.3%
Consumer and Other	14,089	15,061	(972)	-6.5%
Total loans	2,040,940	1,708,970	331,970	19.4%
Allowance for loan losses	(22,637)	(14,767)	(7,870)	53.3%
Net loans	$2,018,303	$1,694,203	$324,100	19.1%

Included in Commercial & Agriculture as of September 30, 2020 is $259,097 of PPP loans.

Loans held for sale increased $10,971 or 480.1% since December 31, 2019.  The increase is due to an increase in volume due to refinances as rates have declined.  At September 30, 2020, 68 loans totaling $13,256 were held for sale as compared to 15 loans totaling $2,285 at December 31, 2019.

Net loans have increased $324,100 or 19.1% since December 31, 2019. The Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Real Estate Construction and Farm Real Estate loan portfolios increased $232,175, $15,629, $91,357, $11,735 and $1,118, respectively, since December 31, 2019, while the Residential Real Estate and Consumer and Other loan portfolios decreased $19,072 and $972, respectively, since December 31, 2019.  The increase in Commercial & Agriculture loans is the result of PPP loans totaling $259,097 at September 30, 2020.  At September 30, 2020, the net loan to deposit ratio was 97.6% compared to 100.9% at December 31, 2019. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

During the first nine months of 2020, provisions made to the allowance for loan losses from earnings totaled $7,862, compared to a provision of $150 during the same period in 2019. The increase in provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic and the significant increase in classified loans during the period. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Net recoveries for the first nine months of 2020 totaled $8, compared to net recoveries of $315 in the first nine months of 2019. For the first nine months of 2020, the Company charged off a total of 20 loans. One Commercial and Agriculture loan totaling $15, two Commercial Real Estate – Owner Occupied totaling $148, eight Residential Real Estate loans totaling $108 and nine Consumer and Other loans totaling $54 were charged off in the first nine months of the year. In addition, during the first nine months of 2020, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $5, Commercial Real Estate – Owner Occupied loans of $20, Commercial Real Estate – Non-Owner Occupied loans of $44, Residential Real Estate loans of $196, Real Estate Construction loans of $3, Farm Real Estate loans of $10 and Consumer and Other loans of $55. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $233 since December 31, 2019, which was due to a decrease in loans on nonaccrual status of $233. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.11% at September 30, 2020 and 0.86% December 31, 2019.

The available for sale security portfolio increased by $7,375, from $358,499 at December 31, 2019 to $365,874 at September 30, 2020.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2020, the Company was in compliance with all pledging requirements.

Accrued interest receivable increased $3,134, from $7,093 at December 31, 2019 to $10,227 at September 30, 2020.  The increase is the result of loan modifications consisting of the deferral of principal and/or interest payments, which are the result of the COVID-19 pandemic.

Premises and equipment, net, increased $87 from December 31, 2019 to September 30, 2020. The increase is the result of new purchases of $1,780, offset by depreciation of $1,683 and proceeds from the sale of premises and equipment of $10.

Bank owned life insurance (BOLI) increased $733 from December 31, 2019 to September 30, 2020. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $15,809 from December 31, 2019 to September 30, 2020.  The increase of $15,809 is primarily the result of an increase in volume of swap activity related to our Commercial Real Estate loan growth.

Total deposits as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand	$660,120	$512,553	$147,567	28.8%
Interest-bearing demand	394,975	301,674	93,301	30.9%
Savings and money market	721,571	588,697	132,874	22.6%
Time deposits	292,103	275,840	16,263	5.9%
Total Deposits	$2,068,769	$1,678,764	$390,005	23.2%

Total deposits at September 30, 2020 increased $390,005 from year-end 2019. Noninterest-bearing deposits increased $147,567 from year-end 2019, while interest-bearing deposits, including savings and time deposits, increased $242,438 from December 31, 2019. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $24,533. In addition, personal demand and business demand deposit accounts increased $16,207 and $107,479, respectively.  Much of the increase in business demand deposit accounts resulted from customer deposits of PPP loan proceeds.  The increase in interest-bearing deposits was primarily due to an increase in non-public interest-bearing demand, savings and money markets and brokered money market accounts of $45,565, $98,619 and $29,801, respectively.  Public fund interest-bearing demand and public fund time deposit accounts increased $47,045 and $20,072, respectively. The year-to-date average balance of total deposits increased $356,818 compared to the average balance for the same period in 2019 mainly due to increases in noninterest-bearing business demand and tax refund processing program accounts of $116,689 and $73,694, respectively, accompanied by increases in non-public interest-bearing demand, savings and money markets and public funds interest-bearing demand of $33,434, $67,661 and $38,446, respectively.  In addition, the average balance of time deposits increased $16,263 as compared to the same period in 2019.

Short-term FHLB advances decreased $101,500 from December 31, 2019 to September 30, 2020. The decrease is due to a decrease in overnight borrowings. Securities sold under agreements to repurchase, which tend to fluctuate, have increased $7,139 from December 31, 2019 to September 30, 2020.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Other borrowings increased $183,695 from December 31, 2019 to September 30, 2020.  The increase is the result of borrowings by Civista under the Paycheck Protection Program Lending Facility (“PPPLF”) to provide funding for PPP loans.

Swap liabilities increased $15,809 from December 31, 2019 to September 30, 2020.  The increase of $15,809 is primarily the result of an increase in volume of swap activity related to our Commercial Real Estate loan growth, as well as an increase in the fair value resulting from the low interest rate environment.

Shareholders’ equity at September 30, 2020 was $342,055, or 12.1% of total assets, compared to $330,126, or 14.3% of total assets, at December 31, 2019. The increase was the result of net income of $22,019, a decrease in the Company’s pension liability, net of tax, of $171, and an increase in the fair value of securities available for sale, net of tax, of $7,342, offset by dividends on common shares of $5,365 and the purchase of treasury shares of $12,756.

Total outstanding common shares at September 30, 2020 were 15,945,479, which decreased from 16,687,542 common shares outstanding at December 31, 2019. Common shares outstanding decreased as a result of 783,308 common shares being repurchased by the Company at an average repurchase price of $16.29. The Company repurchased 672,000 common shares pursuant to a stock repurchase program announced on December 17, 2019, 107,500 common shares pursuant to a stock repurchase program announced on May 4, 2020 and 3,808 common shares surrendered to pay taxes upon vesting of restricted shares. The repurchase plan publicly-announced on December 17, 2019 authorized the Company to repurchase up to 672,000 shares of the Company’s common shares until December 17, 2020.  The repurchase plan publicly-announced on May 4, 2020 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 20, 2021.  The repurchase of in common shares was offset by the grant of 26,979 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 14,266 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended September 30, 2020 and 2019

The Company had net income of $7,682 for the three months ended September 30, 2020, a decrease of $26 from net income of $7,708 for the same three months of 2019. Basic earnings per common share were $0.48 for the quarter ended September 30, 2020, compared to $0.48 for the same period in 2019. Diluted earnings per common share were $0.48 for the quarter ended September 30, 2020, compared to $0.46 for the same period in 2019. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2020 was $22,006, an increase of $1,588 from $20,418 for the same three months of 2019. This increase is the result of an increase of $535 in total interest income with a decrease of $1,053 in interest expense. Interest-earning assets averaged $2,617,884 during the three months ended September 30, 2020, an increase of $596,104 from $2,021,780 for the same period of 2019.  The Company’s average interest-bearing liabilities increased from $1,385,867 during the three months ended September 30, 2019 to $1,764,283 during the three months ended September 30, 2020.  The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2020 and 2019 was 3.44% and 4.12%, respectively.

Total interest income was $24,558 for the three months ended September 30, 2020, an increase of $535 from $24,023 of total interest income for the same period in 2019.  The increase in interest income is attributable to an increase of $862 in interest and fees on loans, partially offset by an increase in the average balance of loans, which resulted from a lower yield on the portfolio. The average balance of loans increased by $414,482 or 25.5% to $2,040,492 for the three months ended September 30, 2020 as compared to $1,626,010 for the same period in 2019.  The loan yield decreased to 4.22% for 2020, from 5.07% in 2019 mainly due to the impact of lower interest rates in 2020 as compared to the same period of 2019.  During the quarter, the average balance of PPP loans was $259,037.  These loans had an average yield of 2.90% including the amortization of PPP fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities decreased $387 to $1,325 for the three months ended September 30, 2020, compared to $1,712 for the same period in 2019.  The average balance of taxable securities decreased $15,798 to $183,196 for the three months ended September 30, 2020 as compared to $198,994 for the same period in 2019.  The yield on taxable securities decreased 49 basis points to 3.01% for 2020, compared to 3.50% for 2019.  Interest on tax-exempt securities increased $87 to $1,536 for the three months ended September 30, 2020, compared to $1,449 for the same period in 2019.  The average balance of tax-exempt securities increased $24,867 to $205,398 for the three months ended September 30, 2020 as compared to $180,531 for the same period in 2019.  The yield on tax-exempt securities decreased 19 basis points to 4.14% for 2020, compared to 4.33% for 2019 due to the impact of lower interest rates in 2020 as compared to the same period of 2019.

Interest expense decreased $1,053 or 29.2% to $2,552 for the three months ended September 30, 2020, compared with $3,605 for the same period in 2019.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended September 30, 2020, the average balance of interest-bearing liabilities increased $378,416 to $1,764,283, as compared to $1,385,867 for the same period in 2019.  Interest incurred on deposits decreased by $468 to $1,631 for the three months ended September 30, 2020, compared to $2,099 for the same period in 2019.  Although the average balance of interest-bearing deposits increased to $261,686 for the three months ended September 30, 2020 as compared to the same period in 2019, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.33% in 2019 to 0.14% in 2020.  The rate paid on time deposits decreased from 2.03% to 1.69% in 2020.  Interest expense incurred on FHLB advances and subordinated debentures decreased 38.9% from 2019.  The average balance on FHLB balances decreased $76,977 for the three months ended September 30, 2020 as compared to the same period in 2019.  In addition, the rate paid on subordinated debentures decreased 210 basis points for the three months ended September 30, 2020 as compared to the same period in 2019. The average balance of other borrowings increased $183,695 for the three months ended September 30, 2020 as compared to the same period in 2019 as a result of the Company’s borrowings under the PPPLF to fund PPP loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2020 and 2019. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2020			2019
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,040,492	$21,638	4.22%	$1,626,010	$20,776	5.07%
Taxable securities	183,196	1,325	3.01%	198,994	1,712	3.50%
Tax-exempt securities	205,398	1,536	4.14%	180,531	1,449	4.33%
Interest-bearing deposits in other banks	188,798	59	0.12%	16,245	86	2.10%
Total interest-earning assets	$2,617,884	$24,558	3.83%	$2,021,780	$24,023	4.83%
Noninterest-earning assets:
Cash and due from financial institutions	29,647			29,745
Premises and equipment, net	23,214			21,790
Accrued interest receivable	10,109			6,926
Intangible assets	84,906			85,617
Other assets	42,916			25,432
Bank owned life insurance	45,574			44,579
Less allowance for loan losses	(21,214)			(13,920)
Total Assets	$2,833,036			$2,221,949
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,108,512	$389	0.14%	$871,673	$730	0.33%
Time	292,806	1,242	1.69%	267,959	1,369	2.03%
Short-term FHLB advances	—	—	0.00%	146,977	867	2.34%
Long-term FHLB advances	125,000	452	1.44%	55,000	285	2.06%
Other borrowings	183,695	271	0.59%	—	—	0.00%
Federal funds purchased	543	(2)	-1.47%	—	—	0.00%
Subordinated debentures	29,427	194	2.62%	29,427	350	4.72%
Repurchase Agreements	24,300	6	0.10%	14,831	4	0.11%
Total interest-bearing liabilities	$1,764,283	$2,552	0.58%	$1,385,867	$3,605	1.03%
Noninterest-bearing deposits	683,473			482,895
Other liabilities	46,002			27,084
Shareholders’ Equity	339,278			326,103
Total Liabilities and Shareholders’ Equity	$2,833,036			$2,221,949
Net interest income and interest rate spread		$22,006	3.25%		$20,418	3.80%
Net interest margin			3.44%			4.12%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $411 and $389 for the periods ended September 30, 2020 and 2019, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2020 and 2019.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,756	$(3,894)	$862
Taxable securities	(154)	(233)	(387)
Tax-exempt securities	158	(71)	87
Interest-bearing deposits in other banks	124	(151)	(27)
Total interest income	$4,884	$(4,349)	$535
Interest expense:
Demand and savings	$162	$(503)	$(341)
Time	119	(246)	(127)
Short-term FHLB advances	(867)	—	(867)
Long-term FHLB advances	274	(107)	167
Other borrowings	271	—	271
Federal funds purchased	(2)	—	(2)
Subordinated debentures	—	(156)	(156)
Repurchase agreements	2	—	2
Total interest expense	$(41)	$(1,012)	$(1,053)
Net interest income	$4,925	$(3,337)	$1,588

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $2,250 and $150 during the quarters ended September 30, 2020 and 2019. The increase in the provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic and the substantial increase in special mention loans. Economic impacts relating to the COVID-19 pandemic include the loss of revenue being experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Our Commercial, Commercial Real Estate and Consumer portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the three-month periods ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,
	2020	2019	$ Change	% Change
Service charges	$1,414	$1,726	$(312)	-18.1%
Net gain on sale of securities	92	3	89	2966.7%
Net loss on equity securities	20	112	(92)	-82.1%
Net gain on sale of loans	2,413	815	1,598	196.1%
ATM/Interchange fees	1,183	1,014	169	16.7%
Wealth management fees	1,006	975	31	3.2%
Bank owned life insurance	243	254	(11)	-4.3%
Swap fees	158	199	(41)	-20.6%
Other	257	331	(74)	-22.4%
Total noninterest income	$6,786	$5,429	$1,357	25.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended September 30, 2020 was $6,786, an increase of $1,357 or 25.0% from $5,429 for the same period of 2019. The increase was primarily due to increases in net gain on sale of securities, net gain on sale of loans and ATM/Interchange fees, offset by decreases in service charges, swap fees and other.  Net loss on equity securities decreased as a result of market value decreases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the three-months ended September 30, 2020, 418 loans were sold, totaling $84,315.  During the three-months ended September 30, 2019, 214 loans were sold, totaling $36,040. ATM/Interchange fees increased as a result of increased transaction volume.  Service charges decreased as a result of lower overdraft charges. Swap fees decreased due to the volume of swaps performed during the quarter ended September 30, 2020 as compared to the same period of 2019.  Other income decreased due to a decrease in wire transfer fees, an increase in claims paid and loss reserves related to our captive insurance company and the amortization of mortgage servicing rights as a result of higher loan payoffs.

Noninterest expense for the three-month periods ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,
	2020	2019	$ Change	% Change
Compensation expense	$10,595	$9,707	$888	9.1%
Net occupancy expense	1,010	902	108	12.0%
Equipment expense	494	561	(67)	-11.9%
Contracted data processing	415	435	(20)	-4.6%
FDIC assessment	288	(1)	289	28900.0%
State franchise tax	427	499	(72)	-14.4%
Professional services	669	756	(87)	-11.5%
Amortization of intangible assets	227	235	(8)	-3.4%
ATM/Interchange expense	538	514	24	4.7%
Marketing	361	404	(43)	-10.6%
Software maintenance expense	506	396	110	27.8%
Other	2,197	2,323	(126)	-5.4%
Total noninterest expense	$17,727	$16,731	$996	6.0%

Noninterest expense for the three months ended September 30, 2020 was $17,727, an increase of $996, or 6.0%, from $16,731 reported for the same period of 2019. The primary reasons for the increase were increases in compensation expense, net occupancy expense, FDIC assessment and software maintenance expense, offset by decreases in equipment expense, state franchise tax, professional services and marketing expense. The increase in compensation expense was due to increased commission and incentive based costs, offset by a decrease in employee insurance costs.  The increase in net occupancy is the result of increased COVID-19 pandemic related expenses to janitorial services and supplies of $94. The quarter-over-quarter decrease in equipment expense is due to lower equipment repair and maintenance cost.  The quarter-over-quarter increase in FDIC assessments was attributable to an increase in the assessment base and small bank credits applied to the 2019 assessments.  The state franchise tax decrease is related to a refund of taxes paid in 2020.  The quarter-over-quarter decrease in professional services costs is the result of decreases in investment advisory fees, examination fees and legal and audit fees.  The increase in software maintenance expense is due to a general increase in software maintenance contracts. The quarter-over-quarter decrease in marketing expense is primarily due to a decrease in business promotion expense.

Income tax expense for the three months ended September 30, 2020 totaled $1,133, down $125 compared to the same period in 2019. The effective tax rates for the three-month periods ended September 30, 2020 and 2019 were 12.9% and 14.0%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The decrease in the effective tax rate is due to higher non-taxable income and lower taxable income for the three months ended September 30, 2020, as compared to the same period in 2019.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Nine Months Ended September 30, 2020 and 2019

The Company had net income of $22,019 for the nine months ended September 30, 2020, a decrease of $4,019 from net income of $26,038 for the same nine months of 2019. Basic earnings per common share were $1.36 for the period ended September 30, 2020, compared to $1.64 for the same period in 2019. Diluted earnings per common share were $1.36 for the period ended September 30, 2020, compared to $1.54 for the same period in 2019. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2020 was $66,196, an increase of $2,318 from $63,878 in the same nine months of 2019.  This increase is the result of an increase of $611 in total interest income with a decrease of $1,707 in interest expense.  Interest-earning assets averaged $2,459,933 during the nine months ended September 30, 2020, an increase of $451,202 from $2,008,731 for the same period of 2019.  The Company’s average interest-bearing liabilities increased from $1,326,084 at September 30, 2019 to $1,590,433 at September 30, 2020.  The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2020 and 2019 was 3.70% and 4.35%, respectively.

Total interest income increased $611 to $74,144 for the period ended September 30, 2020, which is attributable to an increase of $1,529 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans increased by $322,037 or 20.2% to $1,913,514 for the period ended September 30, 2020, as compared to $1,591,477 for the period ended September 30, 2019.  The loan yield decreased to 4.53% for 2020, from 5.33% in 2019.

Interest on taxable securities decreased $1,055 to $4,100 for the period ended September 30, 2020, compared to $5,155 for the same period in 2019.  The average balance of taxable securities decreased $17,588 to $185,577 for the period ended September 30, 2020 as compared to $203,165 for the period ended September 30, 2019.  The yield on taxable securities decreased 37 basis points to 3.07% for 2020, compared to 3.44% for 2019.  Interest on tax-exempt securities increased $381 to $4,589 for the period ended September 30, 2020, compared to $4,208 for the same period in 2019.  The average balance of tax-exempt securities increased $31,501 to $201,303 for the period ended September 30, 2020 as compared to $169,802 for the period ended September 30, 2019.  The yield on tax-exempt securities decreased 22 basis points to 4.18% for 2020, compared to 4.40% for 2019.

Interest on interest-bearing deposits in other banks decreased $244 to $531 for the period ended September 30, 2020, compared to $775 for the same period in 2019.  The average balance of interest-bearing deposits in other banks increased $115,252 to $159,539 for the period ended September 30, 2020 as compared to $44,287 for the period ended September 30, 2019.  The yield on interest-bearing deposits in other banks decreased 190 basis points to 0.44% for 2020, compared to 2.34% for 2019.

Interest expense decreased $1,707 or 17.7% to $7,948 for the period ended September 30, 2020, compared with $9,655 for the same period in 2019.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rate.  For the period ended September 30, 2020, the average balance of interest-bearing liabilities increased $264,349 to $1,590,433, as compared to $1,326,084 for the period ended September 30, 2019.  Interest incurred on deposits decreased by $548 to $5,418 for the period ended September 30, 2020, compared to $5,966 for the same period in 2019. Although the average balance of interest-bearing deposits increased by $166,487 for the period ended September 30, 2020 as compared to the same period in 2019, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.33% in 2019 to 0.19% in 2020. The rate paid on time deposits decreased from 1.89% to 1.85% in 2020.  Interest expense incurred on FHLB advances and subordinated debentures decreased 39.1% from 2019.  The average balance on Short-term FHLB balances decreased $106,341 for the period ended September 30, 2020 as compared to the same period in 2019, while the average balance on Long-term FHLB advances increased $96,007 for the period ended September 30, 2020 as compared to the same period in 2019.  The rate paid on Short-term and Long-term FHLB advances decreased 80 and 61 basis points, respectively for the period ended September 30, 2020 as compared to the same period in 2019.  In addition, the rate paid on subordinated debentures decreased 153 basis points for the period ended September 30, 2020 as compared to the same period in 2019. The average balance of other borrowings increased $103,133 for the period ended September 30, 2020 as compared to the same period in 2019 as a result of the Company’s borrowings under the PPPLF to fund PPP loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2020 and 2019. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2020			2019
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$1,913,514	$64,924	4.53%	$1,591,477	$63,395	5.33%
Taxable securities	185,577	4,100	3.07%	203,165	5,155	3.44%
Tax-exempt securities	201,303	4,589	4.18%	169,802	4,208	4.40%
Interest-bearing deposits in other banks	159,539	531	0.44%	44,287	775	2.34%
Total interest-earning assets	$2,459,933	$74,144	4.13%	$2,008,731	$73,533	5.00%
Noninterest-earning assets:
Cash and due from financial institutions	94,083			53,517
Premises and equipment, net	22,830			21,844
Accrued interest receivable	8,729			6,929
Intangible assets	84,965			85,863
Other assets	37,802			22,607
Bank owned life insurance	45,332			44,186
Less allowance for loan losses	(17,759)			(13,896)
Total Assets	$2,735,915			$2,229,781
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,010,719	$1,433	0.19%	$862,098	$2,159	0.33%
Time	287,740	3,985	1.85%	269,874	3,807	1.89%
Short-term FHLB advance	10,888	134	1.64%	117,229	2,137	2.44%
Long-term FHLB advance	125,000	1,346	1.44%	28,993	444	2.05%
Other borrowings	103,133	275	0.36%	—	—	—
Federal funds purchased	385	1	0.35%	—	—	—
Subordinated debentures	29,427	757	3.44%	29,427	1,094	4.97%
Repurchase Agreements	23,141	17	0.10%	18,463	14	0.10%
Total interest-bearing liabilities	$1,590,433	$7,948	0.67%	$1,326,084	$9,655	0.97%
Noninterest-bearing deposits	757,696			567,365
Other liabilities	53,633			21,843
Shareholders’ Equity	334,153			314,489
Total Liabilities and Shareholders’ Equity	$2,735,915			$2,229,781
Net interest income and interest rate spread		$66,196	3.46%		$63,878	4.03%
Net interest margin			3.70%			4.35%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $1,230 and $1,130 for the periods ended September 30, 2020 and 2019, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2020 and 2019. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$11,730	$(10,201)	$1,529
Taxable securities	(526)	(529)	(1,055)
Tax-exempt securities	593	(212)	381
Interest-bearing deposits in other banks	771	(1,015)	(244)
Total interest income	$12,568	$(11,957)	$611
Interest expense:
Demand and savings	$326	$(1,052)	$(726)
Time	248	(70)	178
Short-term FHLB advance	(1,475)	(528)	(2,003)
Long-term FHLB advance	1,070	(168)	902
Other borrowings	275	—	275
Federal funds purchased	1	—	1
Subordinated debentures	—	(337)	(337)
Repurchase agreements	3	—	3
Total interest expense	$448	$(2,155)	$(1,707)
Net interest income	$12,120	$(9,802)	$2,318

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $7,862 and $150 during the periods ended September 30, 2020 and 2019, respectively. The increase in the provision was due to an increase in the bank’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic include the loss of revenue being experience by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Our Commercial, Commercial Real Estate and Consumer portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the nine-month periods ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Service charges	$3,812	$4,733	$(921)	-19.5%
Net gain on sale of securities	92	17	75	441.2%
Net gain (loss) on equity securities	(126)	81	(207)	-255.6%
Net gain on sale of loans	5,501	1,701	3,800	223.4%
ATM/Interchange fees	3,226	2,871	355	12.4%
Wealth management fees	2,916	2,733	183	6.7%
Bank owned life insurance	733	753	(20)	-2.7%
Tax refund processing fees	2,375	2,750	(375)	-13.6%
Swap fees	1,260	287	973	339.0%
Other	727	890	(163)	-18.3%
Total noninterest income	$20,516	$16,816	$3,700	22.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the nine months ended September 30, 2020 was $20,516, an increase of $3,700 or 22.0% from $16,816 for the same period of 2019. The increase was primary due to increases in net gain on sale of loans of $3,800, ATM/Interchange fees of $355 and swap fees of $973, partially offset by a decrease in service charges of $921, tax refund processing fees of $375 and other income of $163.  In addition, net gain on sale of securities increased $75 due to security sales, while net gain (loss) on equity securities decreased $207 as a result of market value decreases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the nine-months ended September 30, 2020, 1,076 loans were sold, totaling $211,143.  During the nine-months ended September 30, 2019, 465 loans were sold, totaling $80,482.  ATM/Interchange fees increased as a result of increased transaction volume.  Swap fees increased due to the volume of swaps performed during the nine-months ended September 30, 2020 as compared to the same period of 2019.  Service charges decreased due to Civista waiving $93 of service fees on deposits accounts related to the COVID-19 pandemic. In addition, overdraft fees decreased during 2020.  Other income decreased due to the amortization of mortgage servicing rights as a result of higher loan payoffs.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,375 for the period ended September 30, 2019, a decrease of $375 from $2,750 for the same period of 2019.  The decrease is the result of a decrease in volume of transactions processed during the period.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the nine-month periods ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Compensation expense	$32,063	$29,059	$3,004	10.3%
Net occupancy expense	3,050	2,906	144	5.0%
Equipment expense	1,507	1,504	3	0.2%
Contracted data processing	1,340	1,301	39	3.0%
FDIC assessment	531	297	234	78.8%
State franchise tax	1,394	1,398	(4)	-0.3%
Professional services	2,289	2,151	138	6.4%
Amortization of intangible assets	686	710	(24)	-3.4%
ATM/Interchange expense	1,316	1,437	(121)	-8.4%
Marketing	1,056	1,111	(55)	-5.0%
Software maintenance expense	1,350	1,101	249	22.6%
Other operating expenses	7,115	6,843	272	4.0%
Total noninterest expense	$53,697	$49,818	$3,879	7.8%

Noninterest expense for the nine months ended September 30, 2020 was $53,697, an increase of $3,879, or 7.8%, from $49,818 reported for the same period of 2019. The primary reasons for the increase were increases in compensation expenses of $3,004, FDIC assessments of $234, professional services costs of $138, software maintenance expense of $249 and other operating expenses of $272, offset by decreases in ATM/Interchange expense of $121.  The increase in compensation expense was due to increased payroll, overtime pay, 401k expenses, payroll taxes and commission and incentive based costs, offset by a decrease in employee insurance costs.  The year-to-date average full time equivalent (FTE) employees were 452.1 at September 30, 2020, an increase of 11.3 FTEs over 2019, which increased payroll and payroll related expenses. Payroll and payroll related expenses also increased due to annual pay increases and increases in commission based costs as the result of increased loan activity.  The year-over-year increase in FDIC assessments was attributable to small bank assessment credits applied to the 2019 assessment charges.  The increase in professional services costs is the result of increased consulting services to implement cost savings and customer services and increased recruitment costs.  The decrease in ATM/Interchange expense is primarily due to a settlement received in the second quarter of 2020.  The increase in software maintenance expense is due to a general increase in software maintenance contracts. The increase in other operating expense is primarily due to increases in software depreciation, amortization of low income housing investments, other loan expense, MSR valuation expense, ATM/debit card losses and communication expense, offset by decreases in travel, lodging and meals.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the nine months ended September 30, 2020 totaled $3,134, down $1,554 compared to the same period in 2019. The effective tax rates for the nine month periods ended September 30, 2020 and 2019 were 12.5% and 15.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The decrease in the effective tax rate is due to lower taxable income for the nine-months ended September 30, 2020, as compared to the same period in 2019.

Capital Resources

Shareholders’ equity totaled $342,055 at September 30, 2020 compared to $330,126 at December 31, 2019. The Company repurchased common shares during the period, which totaled $12,756. The increase in shareholders’ equity was also impacted by net income of $22,019, a $171 net decrease in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $7,342, which was partially offset by dividends on common stock of $5,365.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2020 and December 31, 2019 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2020	15.9%	14.7%	13.2%	10.7%
Company Ratios—December 31, 2019	16.1%	15.3%	13.6%	12.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities are classified as available for sale. Securities, with maturities of one year or less, totaled $11,311, or 3.1% of the total security portfolio at September 30, 2020. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $25,301 and $22,522 for the nine months ended September 30, 2020 and 2019, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. In addition, in 2020, additions from the change in the provision of loan losses and net deferred loan fees of $7,862 and $7,721, respectively added to cash from operating activities. The primary use of cash from operating activities is from loans originated for sale. The increase in originations and sales of loans held for sale is due to an increase in volume due to refinances as rates have declined.  Net cash used for investing activities was $340,281 and $81,955 for the nine months ended September 30, 2020 and 2019, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $461,218 and $78,873 for the nine months ended September 30, 2020 and 2019, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2020, Civista had total credit availability with the FHLB of $617,547 with standby letters of credit totaling $20,000 and a remaining borrowing capacity of approximately $472,547. In addition, CBI maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2019 and September 30, 2020, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at September 30, 2020 and December 31, 2019.

The Company had derivative financial instruments as of December 31, 2019 and September 30, 2020. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2020			December 31, 2019
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	494,363	45,414	10%	449,843	31,596	8%
+100bp	481,410	32,461	7%	437,195	18,948	5%
Base	448,949	—	—	418,247	—	—
-100bp	488,371	39,422	9%	394,943	(23,304)	-6%
-200bp	516,305	67,356	15%	416,878	(1,369)	0%

The change in net portfolio value from December 31, 2019 to September 30, 2020, can be attributed to a couple of factors.  There was a drop in the yield curve from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash.  Both the increase in loans and cash are primarily a result of PPP loans and the proceeds of those loans on deposit, respectively.  Similarly, the volume and mix of liabilities has shifted toward deposits and other borrowings.  Deposits increased as a result of PPP loan proceeds on deposit and other borrowings increased as a result of PPP funding acquired from the PPPLF.  The mix shifts from the end of the year led to a slight increase in the base net portfolio value.  Generally, assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to an increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of assets would increase more quickly than the market value of liabilities, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2020, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the risk factors in “Item 1A. Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 30, 2020	—	$—	—	$13,500,000
August 1, 2020 - August 31, 2020	—	$—	—	$13,500,000
September 1, 2020 - September 30, 2020	107,500	$12.15	107,500	$12,193,701
Total	107,500	$12.15	107,500	$12,193,701

On May 4, 2020, the Company announced the implementation of a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is April 20, 2021.  A total of 107,500 common shares had been repurchased for an aggregate purchase price of $1,306,299 as of September 30, 2020 under the repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Unaudited) for the three- and nine- months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three- and nine- months ended September 30, 2020 and 2019; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three- and nine- months ended September 30, 2020 and 2019; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 9, 2020
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	November 9, 2020
Todd A. Michel	Date
Senior Vice President, Controller