Form 10-K
period 2020-12-31
CIVISTA BANCSHARES, INC.
filed 2021-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-36192

Civista Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1558688
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

100 East Water Street, Sandusky, Ohio 44870

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (419) 625 - 4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CIVB	The NASDAQ Stock Market LLC ( NASDAQ Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2020 was $235,364,680. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 25, 2021, there were 15,847,061 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders to be held on April 20, 2021 (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $2,762,918 at December 31, 2020.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), Beachwood, and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. Civista and its consolidated subsidiaries as discussed below, accounted for 99.8% of the Company’s consolidated assets at December 31, 2020.

On September 14, 2018, the Company completed its acquisition by merger of United Community Bancorp (“UCB”).  The Company issued 4,277,430 shares of its common stock and paid approximately $12.7 million in cash in the merger for an aggregate merger consideration of approximately $117.3 million.  Upon closing, UCB’s banking subsidiary, United Community Bank, was merged into CBI’s banking subsidiary, Civista Bank and its eight offices in the Indiana communities of Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles and a loan production office in Fort Mitchell, Kentucky, became offices of Civista.  The systems integration of United Community Banks into Civista was completed on September 14, 2018.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2020.

WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2020.

FC REFUND SOLUTIONS, INC. (“FCRS”) was formed in 2012 to facilitate payment of individual state and federal income tax refunds.  The operations of FCRS were discontinued June 30, 2019 as a result of inactivity due to FCRS no longer being necessary to facilitate the Company’s continuing participation in the tax refund processing program.

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

CIVB RISK MANAGEMENT, INC. (“CRMI”), a wholly-owned subsidiary of CBI which was formed and began operations on December 26, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  CRMI pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  CRMI is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets.  Refer to Consolidated Financial Statements on pages 28 through 33 of the 2020 Annual Report for additional information.

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

Interest and fees on loans accounted for 69% of total revenue for 2020, 70% of total revenue for 2019, and 70% of total revenue for 2018. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgages comprised 22% of the total loan portfolio in 2020, 27% of the total loan portfolio in 2019 and 29% of the total loan portfolio in 2018. Commercial real estate loans comprised 48% of the total loan portfolio in 2020, 49% in 2019, and 47% in 2018. Commercial and agriculture loans comprised 20% of the total loan portfolio in 2020, 12% in 2019, and 11% in 2018. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2020, Civista had $53,484 of accumulated net profits available to pay dividends to CBI without approval of the Ohio Division of Financial Institutions.

The Company’s business is not seasonal, nor is it dependent on a single or small group of customers.

Business Strategy

The Company’s strategy is to compete for business by providing high quality, personal service to customers, enhanced local presence and customer access to our decision-makers, rapid decision-making, and competitive interest rates and fees. We develop and maintain business relationships by taking on leadership roles in our communities through the involvement of our experienced commercial and retail bankers, management team and Board of Directors. We believe we will continue to drive growth and increase profitability, while maintaining our high level of asset quality, by doing the following:

Expand Relationships in Our Communities

We emphasize relationship banking by maintaining and growing our customers and contacts with personal interaction by our bankers and management teams in the communities that we serve. We will continue to do so by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs of our customers and potential customers. The Bank, through its Civista Wealth Management division, also offers investment and advisory solutions. Our approach is personalized and focused on what our clients need. We provide individuals, families, business and non-profits with personalized investment management, 401 (k) advisory services for employers, financial planning, trust services, and tailored lending.

Measured Loan Portfolio Growth while Aiding Borrowers Impacted by COVID-19

Our loan growth strategy is to originate high quality commercial loans with strong sponsors and favorable credit metrics on the retail side in order to achieve measured growth.

We believe it is critical to have as a strategic initiative a plan to work with our customers, in the short and medium terms, in navigating the impact of COVlD-19. As part of this plan, we are focused on the inevitable changing needs and preferences of our customers in a post-COVID-19 environment. We have utilized all resources at our disposal, including loan modifications and payment deferrals, to proactively aid our borrowers.

As of December 31, 2020, the Company had 55 COVID-19 loan modification agreements with respect to S73.8 million representing 4.1 percent of loans outstanding, excluding Paycheck Protection Program (“PPP”) loans. The COVID-19 loan modifications are not classified as TDRs as they fall under the CARES Act Section 4013. Further details regarding these modifications are provided in the table on page 58 of the Company’s 2020 Annual Report to Shareholders. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2020.

Core Deposit Growth

We plan to continue to focus on growing our core, commercial operating and retail, non-maturity deposit base with an emphasis on relationship banking. Our business model focuses on gaining the majority of our customers’ banking relationships by implementing many best practices for community banks, including personalized service and technology. We believe that these generate “stickier” deposit accounts with larger average balances than might be attracted otherwise. From time to time we also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

Leverage Our Residential Mortgage Banking Infrastructure

We leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market, Mortgage loan originations and sales activity are strategies utilized to support growth in our non-interest income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

Improve Our Operating Efficiency

Expense discipline is a key strategy to improve operating efficiency and contribute to earnings growth. We also strive to operate more efficiently by incorporating technology into our client offerings.

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2020 Tier 1 Leverage ratios of the Company and the Bank of 10.8 percent and 9.6 percent, respectively. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the COVID-19 pandemic.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At December 31, 2020, our liquid assets included $128.2 million of short-term cash and equivalents supplemented by $363.5 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $145.0 million from the Federal Home Loan Bank of Cincinnati.

Ensure the Adequacy of Our Allowance for Credit Losses

The economic implications of the COVID-19 pandemic and the resulting impact on our asset quality at this time. Notwithstanding this uncertainty reserve levels remained adequate with total allowance amounting to $25.0 million at December 31, 2020.

Market Area and Competition

At December 31, 2020, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans. We compete with numerous financial institutions. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, unregulated small loan companies, credit unions and issuers of commercial paper and other securities. However, some of Civista’s competitors have greater resources and, as such, higher lending limits, which may adversely affect the ability of Civista to compete.

Products and Services

We offer a broad range of deposit and loan products and other banking services. These include personal and commercial checking accounts, retirement accounts, money market accounts, time and savings accounts, safe deposit boxes, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile/digital banking. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit.

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through the Bank’s participation in Promontory Interfinancial Network, LLC (“CDARS”). Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with the Bank and the Bank uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

We offer commercial and personal loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, business assets including accounts receivable, inventory and equipment, and liens on commercial real estate.

Construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences.

Consumer loans are made to individuals who qualify for auto loans, cash reserve, and installment loans. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.

Our portfolio lending activities include the origination of one- to four-family first mortgage loans, primarily in our designated market area. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loan the secondary mortgage market standards. Such loans are generally originated by and sourced from the same resources and markets as those loans originated and held in our portfolio.

Through our Civista Wealth Management division we offer investment advisory services to individuals, families, businesses and non-profits with personalized investment management, 401(k) advisory services for employers, financial planning, and trust services.

Human Capital Resources

Our employees are vital to our success in the financial services industry. As a human-capital intensive business, the long-term success of our company depends on our people. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our employees.

We strive to attract individuals who are people-focused and share our values. We have a comprehensive program dedicated to selecting new talent and enhancing the skills of our employees. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles. To that end, we have strong relationships with a variety of industry associations that represent diverse professionals and partner with schools in the communities we serve to offer internship opportunities to students interested in the financial industry.

We have designed a compensation structure that we believe is attractive to our current and prospective employees. We also offer our employees the opportunity to participate in a variety of professional and leadership development programs. Our programs include a variety of industry, product, technical, professional, business development, leadership and regulatory topics. These programs are available online and in-person. In addition, we encourage all employees to be involved in the communities we serve through various volunteer activities.

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We use companywide surveys to solicit feedback from our employees. We have a formal annual goal setting and performance review process for our employees. We have a values-based culture, an important factor in retaining our employees. Our training, to share and communicate our culture to all employees, plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of our customers, their careers, our company and our communities. We have recently established a Diversity, Equity and Inclusion Council (“DEI Council”). This companywide diversity and inclusion advisory council stewards the company’s efforts and provides guidance on priorities. This council is composed of employees from all areas of our company and locations where we operate.

We monitor and evaluate various turnover and attrition metrics throughout our organization. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.

CBI has no employees. Civista employs approximately 459 full-time equivalent employees to whom a variety of benefits are provided. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Supervision and Regulation

CBI and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund (the “DIF”) and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. These laws and regulations also may restrict the ability of CBI to repurchase its common shares or to receive dividends from Civista, and impose capital adequacy and liquidity requirements.

The following is a summary of the regulatory agencies that supervise and regulate CBI and Civista and the statutes and regulations that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to such statutes and regulations. The statutes and regulations applicable to the Company are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies, and a change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the Company’s business.

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

In April 2020, the Federal Reserve Board adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve Board generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve Board’s final rule applies to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

Gramm-Leach-Bliley Act (“GLBA)”: The GLBA permits qualifying bank holding companies to elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature if (i) the holding company is well capitalized and well managed and (ii) each of the holding company’s subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (the “CRA”). In March, 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these affiliated persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the “DIF”. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.  The DRR met the statutory minimum of 1.35% on September 30, 2018.  As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted.  In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%.  On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%.  Civista utilized its $0.5 million assessment credit during the second, third and fourth quarters of 2019 and the first quarter of 2020.  The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 :  In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as CBI and Civista, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over CBI and Civista.  Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss model (accounting standard), which is described below.  The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds.  Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020.  As a participating lender in the PPP, Civista continues to monitor legislative, regulatory, and supervisory developments related thereto.  On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the Federal Reserve Board, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities.  In April 2020, the Federal Reserve established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations.  The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19.  On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve Board extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

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

Community Reinvestment Act: The CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

Economic Growth, Regulatory Relief and Consumer Protection Act :    On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion).  Bank holding companies with consolidated assets of less than $100 billion, including CBI, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CBI and Civista, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to CBI or Civista even before the enactment of the Regulatory Relief Act.

Patriot Act: The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act encourages information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  Civista has established policies and procedures that Civista believes comply with the requirements of the Patriot Act.

Office of Foreign Assets Control Regulation ..  The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Civista is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market LLC ("Nasdaq") ..  CBI is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  CBI is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC.  CBI’s common shares are listed with Nasdaq under the symbol "CIVB" and CBI is subject to the rules for Nasdaq listed companies.

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

Regulation of Bank Subsidiary: As an Ohio chartered bank, Civista is subject to supervision and regulation by the State of Ohio Department of Commerce, Division of Financial Institutions (the “ODFI”). In addition, Civista is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Civista is subject to periodic examinations by both ODFI and the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

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

Common equity for the common equity tier 1 capital ratio generally includes common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

Tier 1 capital generally includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus , trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.

In September 2019, the Federal Reserve Board, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%.  Qualifying institutions that elected to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements.  No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.  Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to 9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020.  The Company does not intend to elect utilization of the CBLR in assessing capital adequacy and intends to continue to follow existing capital rules.

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

At December 31, 2020, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2020 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’ s capital at December 31, 20 20 , met the standards for the highest capital category, a “well-capitalized” bank.

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

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, also known as “covered funds,” with a number of exceptions.  To the extent that Civista engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Civista believes that its activities and relationships fall within the scope of one or more of the exceptions provided in the Volcker Rule.

In July 2019, the five federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Civista, from the Volcker Rule, consistent with the Regulatory Relief.  Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

Non-Banking Subsidiaries .   The Company’s non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  FCIA, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it conducts business.  CRMI, as a Delaware-chartered captive insurance company, is subject to the laws and regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.  Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee.  A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement " clawback " procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements.  This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. The Company has implemented a clawback policy and it is posted under the “ Corporate Overview ” tab on the “ Governance Documents ” page of CBI’s Internet website.

SEC regulations require public companies such as CBI to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If Civista fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data.  The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Statistical Information

The following section contains certain financial disclosures related to the Company as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2020 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2020, 2019 and 2018 is included on pages 14 through 16—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2020 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31.

	2020	2019	2018
	(Dollars in thousands)
Available for sale (1)
U.S. Treasury securities and obligations of U.S. Government agencies	$21,693	$19,601	$30,685
Obligations of states and political subdivisions	229,012	206,034	172,071
Mortgage-backed securities in government sponsored entities	112,759	132,864	143,538
Total debt securities	$363,464	$358,499	$346,294

(1)	The Corporation had no securities of an “issuer” where the aggregate carrying value of such securities exceeded ten percent of shareholders’ equity.

The following table sets forth the maturities of securities at December 31, 2020 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$10,715	2.21%	$8,341	0.74%	$1,997	0.51%	$641	1.35%
Obligations of states and political subdivisions (1)	1,183	3.83	5,777	4.80	28,239	3.25	193,812	3.26
Mortgage-backed securities in government sponsored entities	1,897	2.48	25,280	3.25	15,502	1.43	70,080	2.59
Total	$13,795	2.39%	$39,398	2.95%	$45,738	2.52%	$264,533	3.08%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

III.	Loan Portfolio

Types of Loans

The amounts of gross loans outstanding at December 31 are shown in the following table according to types of loans.

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Commercial and Agriculture	$409,876	$203,110	$177,101	$152,473	$135,462
Commercial Real Estate:
Owner occupied	278,413	245,606	210,121	164,099	161,364
Non-owner occupied	705,072	592,222	523,598	425,623	395,931
Residential Real Estate	442,588	463,032	457,850	268,735	247,308
Real Estate Construction	175,609	155,825	135,195	97,531	56,293
Farm Real Estate	33,102	34,114	38,513	39,461	41,170
Consumer and other	12,842	15,061	19,563	16,739	17,978
Total	$2,057,502	$1,708,970	$1,561,941	$1,164,661	$1,055,506

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

Letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, the Company was contingently liable for $1,601 and $1,400, respectively, with respect to outstanding letters of credit. In addition, Civista had issued lines of credit to customers. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2020 and 2019, Civista had commitments to extend credit, excluding letters of credit, in the aggregate amounts of approximately $508,051 and $448,962, respectively. Of these amounts, $466,338 and $411,671 represented lines of credit and construction loans, and $41,713 and $37,291 represented overdraft protection commitments at December 31, 2020 and 2019, respectively. Such amounts represent the portion of total commitments that had not been used by customers as of December 31, 2020 and 2019.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2020, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in thousands)
Commercial and Agriculture	$59,669	$296,879	$53,328	$409,876
Commercial Real Estate:
Owner Occupied	3,984	45,739	228,690	278,413
Non-Owner Occupied	22,853	191,544	490,675	705,072
Residential Real Estate	5,280	18,698	418,610	442,588
Real Estate Construction	37,471	80,193	57,945	175,609
Farm Real Estate	642	5,828	26,632	33,102
Consumer and Other	1,587	8,660	2,595	12,842
Total	$131,486	$647,541	$1,278,475	$2,057,502

	Interest Sensitivity
	Fixed rate	Variable rate
	(Dollars in thousands)
Due after one but within five years	$210,805	$436,736
Due after five years	220,809	1,057,666
	$431,614	$1,494,402

The preceding maturity information is based on contract terms at December 31, 2020 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Risk Elements

The following table presents information concerning the amount of loans at December 31 that contain certain risk elements, excluding purchase credit impaired loans.

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$5,125	$5,599	$5,869	$6,132	$6,943
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—	—	16	9
Loans that have been modified in a troubled debt restructuring (2)	1,897	3,004	3,024	2,888	4,180
Total	$7,022	$8,603	$8,893	$9,036	$11,132
Impaired loans included in above totals	$2,666	$3,597	$2,857	$3,460	$6,539
Impaired loans not included in above totals	—	—	—	—	—
Total impaired loans	$2,666	$3,597	$2,857	$3,460	$6,539

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

There were no loans as of December 31, 2020, other than those disclosed above, where known information about probable credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There were no other interest-bearing assets that would be required to be disclosed in the table above, if such assets were loans as of December 31, 2020. The gross interest income that would have been recorded on nonaccrual loans and restructured loans in 2020 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $536. The amount of cash-basis interest income on such loans actually included in net income in 2020 was $477.

Interest income recognition associated with impaired loans was as follows.

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Interest income on impaired loans, all of which was recognized on a cash basis	$116	$172	$167	$216	$1,256

At December 31, 2020, Civista had two concentrations of loans exceeding 10% of total loans: one to Lessors of Non-Residential Buildings and Dwellings totaling $523,352, or 25.4 percent of total loans, as of December 31, 2020, and the other to Lessors of Residential Buildings and Dwellings totaling $256,247, or 12.4 percent of total loans, as of December 31, 2020.

These segments of the portfolio are stable and have been conservatively underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. There were no foreign loans outstanding at December 31, 2020.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for loan losses for the years indicated.

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Daily average amount of loans net of unearned income	$1,953,472	$1,612,975	$1,274,779	$1,109,069	$1,025,908
Allowance for loan losses at beginning of year	$14,767	$13,679	$13,134	$13,305	$14,361
Loan charge-offs:
Commercial and Agriculture	20	114	249	11	880
Commercial Real Estate—Owner Occupied	148	161	193	328	228
Commercial Real Estate—Non-Owner Occupied	—	—	153	38	23
Real Estate Mortgage	236	294	105	400	455
Real Estate Construction	—	24	—	—	115
Farm Real Estate	—	—	—	—	—
Consumer and Other	61	183	203	165	125
Total charge-offs	465	776	903	942	1,826
Recoveries of loans previously charged-off:
Commercial and Agriculture	7	86	169	372	105
Commercial Real Estate—Owner Occupied	259	289	158	69	56
Commercial Real Estate—Non-Owner Occupied	48	102	28	46	1,372
Real Estate Mortgage	218	259	208	194	479
Real Estate Construction	4	3	0	44	12
Farm Real Estate	13	5	5	3	—
Consumer and Other	65	85	100	43	46
Total recoveries	614	829	668	771	2,070
Net recoveries (charge-offs) (1)	149	53	(235)	(171)	244
Provision (credit) for loan losses (2)	10,112	1,035	780	—	(1,300)
Allowance for loan losses at year end	$25,028	$14,767	$13,679	$13,134	$13,305
Allowance for loan losses as a percent of loans at year-end	1.22%	0.86%	0.88%	1.13%	1.26%
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	(0.01)%	(0.00)%	0.02%	0.02%	(0.02)%

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

	2020		2019
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,810	19.9%	$2,219	11.9%
Commercial Real Estate—Owner Occupied	4,057	13.6	2,541	14.4
Commercial Real Estate—Non-Owner Occupied	12,451	34.3	6,584	34.6
Real Estate Mortgage	2,484	21.5	1,582	27.1
Real Estate Construction	2,439	8.5	1,250	9.1
Farm Real Estate	338	1.6	344	2.0
Consumer and Other	209	0.6	247	0.9
Unallocated	240	—	—	—
	$25,028	100.0%	$14,767	100.0%

	2018		2017
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$1,747	11.3%	$1,562	13.1%
Commercial Real Estate—Owner Occupied	1,962	13.5	2,043	14.1
Commercial Real Estate—Non-Owner Occupied	5,803	33.5	5,307	36.5
Real Estate Mortgage	1,531	29.3	1,910	23.1
Real Estate Construction	1,046	8.7	834	8.4
Farm Real Estate	397	2.5	430	3.4
Consumer and Other	284	1.2	290	1.4
Unallocated	909	—	758	—
	$13,679	100.0%	$13,134	100.0%

	2016
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,018	12.8%
Commercial Real Estate—Owner Occupied	2,171	15.3
Commercial Real Estate—Non-Owner Occupied	4,606	37.5
Real Estate Mortgage	3,089	23.4
Real Estate Construction	420	5.3
Farm Real Estate	442	3.9
Consumer and Other	314	1.7
Unallocated	245	—
	$13,305	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. Loss migration rates are calculated over a twelve quarter period for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans increased from 0.86% in 2019 to 1.22% in 2020. The unallocated reserve of Civista increased to $240 in 2020 from $0 in 2019. Management considers both the decrease in unallocated and the end-of-period number to be insignificant and within the loan policy guidelines.

Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2020		2019		2018
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$739,648	N/A	$550,638	N/A	$466,763	N/A
Interest-bearing demand deposits	379,828	0.05%	296,790	0.06%	213,904	0.06%
Savings, including Money Market deposit accounts	670,716	0.24%	572,550	0.47%	471,593	0.28%
Certificates of deposit, including IRA’s	288,262	1.76%	269,823	1.92%	189,600	1.22%
	$2,078,454		$1,689,801		$1,341,860

Maturities of certificates of deposits and individual retirement accounts of $100,000 or more outstanding at December 31, 2020 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$29,213	$1,929	$31,142
Over 3 through 6 months	31,712	2,563	34,275
Over 6 through 12 months	36,985	5,280	42,265
Over 12 months	29,767	6,544	36,311
	$127,677	$16,316	$143,993

Return on Equity and Assets

Information required by this section is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2020 Annual Report. The common share dividend payout ratio was 22.0% in 2020, 19.8% in 2019 and 29.1% in 2018.

Short-term Borrowings

See Note 10 to the consolidated financial statements (located on page 67 of the 2020 Annual Report) and “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” (located on pages 14 through 16 of the 2020 Annual Report) for the statistical disclosures for short-term borrowings for 2020, 2019 and 2018.

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

Forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified in the risk factors set forth below. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies the Company develops to address them are unsuccessful.  The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.  All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company’s behalf are qualified in their entirety by the following cautionary statements

ECONOMIC AND POLITICAL RISKS

THE OUTBREAK OF COVID-19, OR AN OUTBREAK OF ANOTHER HIGHLY INFECTIOUS OR CONTAGIOUS DISEASE, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, we hold and service PPP loans. T hese PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

T he spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
•	continued adverse economic conditions could result in protracted volatility in the price of our common shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS THROUGH DECLINES IN DEPOSITS, LOAN DEMAND, THE ABILITY OF OUR CUSTOMERS TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President and changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect Civista's deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista's borrowers to repay their loans, and the value of the collateral securing loans made by Civista.  Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world.  Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from the ongoing COVID-19 pandemic, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2020, approximately 21.5% and 47.8%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind . Some of our assets, such as adjustable rate mortgages, have features that restrict changes in their interest rates, including rate caps.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively IMPACT our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued.  It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.  The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.

The Company has limited exposure to LIBOR, with total exposure as of December 31, 2020 of approximately $494.1 million.  The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings (if any), and Civista’s swap contracts which can be tied to LIBOR.  The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate.  The Company is working through this transition via a multi-disciplinary project team. We are still evaluating the impact the change to a benchmark like SOFR or Prime Rate will have on our financial condition, results of operations or cash flows.

RISKS RELATED TO OUR BUSINESS OPERATIONS

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, marketing activities and from actions taken by governmental regulators and community organizations in response to the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers and could expose us to potential litigation and regulatory action.

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

The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

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

The third parties performing operational services for the Company are subject to risks similar to those faced by the Company relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees.  Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19.  Like many other community banks, Civista also relies, in significant part, on a single vendor for the systems which allow Civista to provide banking services to Civista’s customers, for which the systems are maintained on Civista’s behalf by this single vendor.

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

We may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation. We cannot predict the full impact of the coronavirus outbreak or any other future global pandemic on our business, but we may experience increased delinquencies and credit losses as a result of the outbreak. Further, if real estate markets or the economy in general deteriorate (due to the coronavirus outbreak or otherwise), Civista may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require Civista to increase its allowance for loan losses in the future, which could have a negative effect on Civista’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

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

LEGISLATIVE, LEGAL AND REGULATORY RISKS

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

Regulations affecting banks and financial services businesses are undergoing continuous change, particularly in light of COVID-19 and the stimulus programs issued in connection therewith, and management cannot predict the effect of those changes.  While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

RISKS RELATED TO OUR CAPITAL AND STOCK

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

GENERAL RISK FACTORS

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk (2), Berlin Heights, Willard, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, West Liberty, Dayton, and Beachwood. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market in which CBI’s common shares are traded is incorporated herein by reference from the information appearing under the caption “Common Shares and Shareholder Matters” located on page 5 of the 2020 Annual Report.

As of February 25, 2021, there were approximately 1,563 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2020, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	13,600	$12.79	121,100	$12,019,735
November 1, 2020 - November 30, 2020	24,847	$15.06	145,947	$11,645,666
December 1, 2020 - December 31, 2020	9,000	$16.69	154,947	$11,495,456
Total	47,447	$16.20	154,947	$11,495,456

On May 4, 2020, the Company announced the adoption by the Board of Directors of a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares.  The expiration date of the common share repurchase program is April 20, 2021.  A total of 154,947 common shares had been repurchased for an aggregate purchase price of $2,004,544 as of December 31, 2020 under the repurchase plan.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference from the information appearing under the caption “Five-Year Selected Consolidated Financial Data” located on pages 1 and 2 of the 2020 Annual Report.

Item 7. Management’s Discussion and Analysis o f Financial Condition and Results of Operation

Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 6 through 19 of the 2020 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 19 through 21 of the 2020 Annual Report.

Item 8. Financial Statements and Supplementary Financial Data

Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 90 of the 2020 Annual Report (included as Exhibit 13.1 hereto). The supplementary financial information specified by Item 302 of Regulation S-K, is included in Note 23 - “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 85 of the 2020 Annual Report.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2020 and 2019

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2020, were effective.

Reports on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” located on pages 23 through 24 of the 2020 Annual Report are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2020 that was not reported.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 - Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation Delinquent - Section 16(a) Reports”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance - Code of Ethics” and “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2021 Proxy Statement is incorporated herein by reference in response to this Item.

Item 11. Executive Compensation.

The information contained under the captions “2020 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2021 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2021 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the 2014 Incentive Plan at December 31, 2020.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	198,756
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	198,756

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance-Director Independence” and “Corporate Governance - Transactions with Directors, Officers and Associates” in the 2021 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2021 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a Part of the Report

1 .

Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 90 of the 2020 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets

December 31, 2020 and 2019

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2 .	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3 .	Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated March 11, 2018 by and between Civista Bancshares, Inc., Civista Bank, United Community Bancorp and United Community Bank	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 12, 2018 and incorporated herein by reference. (File No. 001-36192)
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 16, 2018 and incorporated herein by reference (File No. 001-36192)
3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).

Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File No. 001-36192)

4.1	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.2	Description of Capital Stock of Civista Bancshares, Inc.	Included herewith.
10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.6*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)
10.7*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 and incorporated herein by reference (File No. 1-36192).
10.8*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).

Exhibit	Description	Location
10. 9 *	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
11.1	Statement regarding earnings per share	Included in Note 22 to the Consolidated Financial Statements filed as Exhibit 13.1 of this Annual Report on Form 10-K.
13.1	Civista Bancshares, Inc. 2020 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith
21.1	Subsidiaries of CBI	Included herewith
23.1	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101

The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2020, 2019 and 2018;  (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements .

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2021 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

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