Form 10-Q
period 2021-03-31
CIVISTA BANCSHARES, INC.
filed 2021-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 5, 2021—15,622,721 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from financial institutions	$431,778	$128,222
Restricted cash	5,460	11,300
Cash and cash equivalents	437,238	139,522
Securities available for sale	356,824	363,464
Equity securities	974	886
Loans held for sale	10,769	7,001
Loans, net of allowance of $26,133 and $25,028	2,034,106	2,032,474
Other securities	20,537	20,537
Premises and equipment, net	22,265	22,580
Accrued interest receivable	8,571	9,421
Goodwill	76,851	76,851
Other intangible assets, net	7,831	8,075
Bank owned life insurance	46,219	45,976
Swap assets	12,609	21,700
Other assets	22,574	14,431
Total assets	$3,057,368	$2,762,918
LIABILITIES
Deposits
Noninterest-bearing	$917,598	$720,809
Interest-bearing	1,558,309	1,468,589
Total deposits	2,475,907	2,189,398
Long-term Federal Home Loan Bank advances	125,000	125,000
Securities sold under agreements to repurchase	29,513	28,914
Subordinated debentures	29,427	29,427
Swap liabilities	12,653	21,764
Accrued expenses and other liabilities	34,810	18,307
Total liabilities	2,707,310	2,412,810
SHAREHOLDERS’ EQUITY
Common shares, no par value, 20,000,000 shares authorized, 17,704,090 shares issued at March 31, 2021 and 17,664,951 shares issued at December 31, 2020, including Treasury Shares	277,164	277,039
Retained earnings	101,899	93,048
Treasury shares, 1,953,611 common shares at March 31, 2021 and 1,766,919 common shares at December 31, 2020, at cost	(38,574)	(34,598)
Accumulated other comprehensive income	9,569	14,619
Total shareholders’ equity	350,058	350,108
Total liabilities and shareholders’ equity	$3,057,368	$2,762,918

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
Interest and dividend income
Loans, including fees	$22,783	$21,673
Taxable securities	1,275	1,416
Tax-exempt securities	1,518	1,512
Federal funds sold and other	149	401
Total interest and dividend income	25,725	25,002
Interest expense
Deposits	1,260	1,985
Federal Home Loan Bank advances	443	581
Subordinated debentures	186	313
Securities sold under agreements to repurchase and other	8	8
Total interest expense	1,897	2,887
Net interest income	23,828	22,115
Provision for loan losses	830	2,126
Net interest income after provision for loan losses	22,998	19,989
Noninterest income
Service charges	1,256	1,468
Net loss on sale of securities	(1)	—
Net gain (loss) on equity securities	88	(141)
Net gain on sale of loans	2,745	827
ATM/Interchange fees	1,248	894
Wealth management fees	1,146	1,006
Bank owned life insurance	243	250
Tax refund processing fees	1,900	1,900
Swap fees	76	338
Other	489	334
Total noninterest income	9,190	6,876
Noninterest expense
Compensation expense	11,782	10,871
Net occupancy expense	1,224	976
Equipment expense	414	506
Contracted data processing	443	450
FDIC assessment	259	87
State franchise tax	625	492
Professional services	738	737
Amortization of intangible assets	223	231
ATM/Interchange expense	593	447
Marketing	299	356
Software maintenance expense	508	437
Other operating expenses	2,282	2,266
Total noninterest expense	19,390	17,856
Income before taxes	12,798	9,009
Income tax expense	2,040	1,176
Net Income	$10,758	$7,833
Earnings per common share, basic	$0.68	$0.47
Earnings per common share, diluted	$0.68	$0.47

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$10,758	$7,833
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(6,476)	3,743
Tax effect	1,360	(786)
Reclassification of losses recognized in net income	1	—
Tax effect	—	—
Pension liability adjustment	82	73
Tax effect	(17)	(16)
Total other comprehensive income (loss)	(5,050)	3,014
Comprehensive income	$5,708	$10,847

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	10,758	—	—	10,758
Other comprehensive income	—	—	—	—	(5,050)	(5,050)
Stock-based compensation	39,139	125	—	—	—	125
Common stock dividends ($0.12 per share)	—	—	(1,907)	—	—	(1,907)
Purchase of common stock	(186,692)	—	—	(3,976)	—	(3,976)
Balance, March 31, 2021	15,750,479	$277,164	$101,899	$(38,574)	$9,569	$350,058

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019	16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income	—	—	7,833	—	—	7,833
Other comprehensive income	—	—	—	—	3,014	3,014
Stock-based compensation	26,979	124	—	—	—	124
Common stock dividends ($0.11 per share)	—	—	(1,835)	—	—	(1,835)
Purchase of common stock	(650,511)	—	—	(11,095)	—	(11,095)
Balance, March 31, 2020	16,064,010	$276,546	$73,972	$(32,239)	$9,888	$328,167

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net cash from operating activities	$16,413	$25,554
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	18,055	16,987
Purchases of securities, available-for-sale	(18,149)	(20,901)
Sale of equity securities	—	247
Net loan originations	217	(34,044)
Proceeds from sale of other real estate owned properties	118	—
Proceeds from sale of premises and equipment	—	10
Premises and equipment purchases	(163)	(135)
Net cash provided by (used for) investing activities	78	(37,836)
Cash flows from financing activities:
Net change in short-term FHLB advances	—	(84,500)
Increase in deposits	286,509	313,175
Increase in securities sold under repurchase agreements	599	4,025
Purchase of treasury shares	(3,976)	(11,095)
Common dividends paid	(1,907)	(1,835)
Net cash provided by financing activities	281,225	219,770
Increase in cash and cash equivalents	297,716	207,488
Cash and cash equivalents at beginning of period	139,522	48,535
Cash and cash equivalents at end of period	$437,238	$256,023
Cash paid during the period for:
Interest	$1,923	$2,885
Supplemental cash flow information:
Transfer of loans held for sale to portfolio	46	—
Change in fair value of swap asset	9,091	(14,085)
Change in fair value of swap liability	(9,111)	14,085
Securities purchased not settled	1,967	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows the Company to insure against certain risks unique to the operations of CBI and its subsidiaries. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was $0 through March 31, 2021. Water St. was formed to hold properties repossessed by CBI subsidiaries.  Revenue from Water St. was $0 through March 31, 2021. The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations and changes in cash flows for the periods ended March 31, 2021 and 2020 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2020 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The Company provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $530,244, or 25.6% of total loans, as of March 31, 2021, and the other is to Lessors of Residential Buildings and Dwellings totaling $273,555, or 13.2% of total loans, as of March 31, 2021. These segments of the loan portfolio have been underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, consideration of impairment of goodwill, fair values of financial instruments, deferred taxes, swap assets/liabilities and pension obligations are particularly subject to change.

Adoption of New Accounting Standards:

In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33.  We adopted ASU 2020-08 effective January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualified as a smaller reporting company and does not expect to early adopt these ASUs.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Other recent ASU’s issued by the FASB did not, or are not believed by management to have, a material effect on the Company’s present or future Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$26,511	$167	$(173)	$26,505
Obligations of states and political subdivisions	212,232	16,938	(438)	228,732
Mortgage-backed securities in government sponsored entities	97,407	4,459	(279)	101,587
Total debt securities	$336,150	$21,564	$(890)	$356,824

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$21,479	$220	$(6)	$21,693
Obligations of states and political subdivisions	208,013	21,000	(1)	229,012
Mortgage-backed securities in government sponsored entities	106,824	5,963	(28)	112,759
Total debt securities	$336,316	$27,183	$(35)	$363,464

The amortized cost and fair value of securities at March 31, 2021, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$9,145	$9,250
Due after one year through five years	19,813	20,100
Due after five years through ten years	30,263	32,010
Due after ten years	179,522	193,877
Mortgage-backed securities	97,407	101,587
Total securities available for sale	$336,150	$356,824

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2021	2020
Sale proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—
Gains (losses) from securities called or settled by the issuer	(1)	—

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $166,698 and $159,527 as of March 31, 2021 and December 31, 2020, respectively.

Securities with unrealized losses at March 31, 2021 and December 31, 2020 not recognized in income are as follows:

March 31, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$13,806	$(172)	$118	$(1)	$13,924	$(173)
Obligations of states and political subdivisions	10,932	(438)	—	—	10,932	(438)
Mortgage-backed securities in gov’t sponsored entities	12,325	(279)	—	—	12,325	(279)
Total temporarily impaired	$37,063	$(889)	$118	$(1)	$37,181	$(890)

December 31, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,501	$(5)	$126	$(1)	$6,627	$(6)
Obligations of states and political subdivisions	1,874	(1)	—	—	1,874	(1)
Mortgage-backed securities in gov’t sponsored entities	5,755	(28)	—	—	5,755	(28)
Total temporarily impaired	$14,130	$(34)	$126	$(1)	$14,256	$(35)

At March 31, 2021, there were a total of 30 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net gains (losses) recognized on equity securities during the period	$88	$(141)
Less: Net losses realized on the sale of equity securities during the period	—	6
Unrealized gains (losses) recognized on equity securities held at reporting date	$88	$(135)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2021	December 31, 2020
Commercial & Agriculture	$419,666	$409,876
Commercial Real Estate- Owner Occupied	274,747	278,413
Commercial Real Estate- Non-Owner Occupied	723,656	705,072
Residential Real Estate	431,506	442,588
Real Estate Construction	171,121	175,609
Farm Real Estate	28,043	33,102
Consumer and Other	11,500	12,842
Total loans	2,060,239	2,057,502
Allowance for loan losses	(26,133)	(25,028)
Net loans	$2,034,106	$2,032,474

Included in Commercial & Agriculture as of March 31, 2021 and December 31, 2020 is $246,636 and $217,295, respectively, of Paycheck Protection Program (“PPP”) loans.

Included in total loans above are net deferred loan fees of $8,723 and $5,998 at March 31, 2021 and December 31, 2020, respectively.  Included in net deferred loan fees as of March 31, 2021 and December 31, 2020 is $7,802 and $5,194, respectively, of net deferred loans fees from PPP loans.

Paycheck Protection Program

In response to the novel COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 202, to provide national emergency economic relief measures.  The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, Civista processed over 2,300 PPP loans totaling $259.1.

The Consolidated Appropriations Act 2021, was signed into law on December 27, 2020 and provides an additional funding of $284.5 billion under the PPP and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofit, and Venues Act (the “Relief Act”). This additional funding will be fully available from original PPP lenders on January 19, 2021.  As required by the Relief Act, on January 7, 2021, the SBA issued additional guidance (the “SBA Guidance”) providing additional details on certain changes to the existing PPP structure and the new PPP Second Draw Loan, and the PPP Second Draw Loan applications were released on January 11, 2021.

Funds provided under the new PPP legislation are earmarked both for first time PPP borrowers (subject to original PPP eligibility and limits) as well as ‘Second Draw’ loans for borrowers that already received an original PPP loan.  Additional Second Draw eligibility requirements are: (1) entities must have no more than 300 employees, (2) entities must have suffered a 25% of more reduction in gross revenues between comparable quarters in 2019 and 2020, (3) some entities previously excluded are eligible for this round, such as local TV, newspaper, and radio, and (4) loan size limited to 2.5 times average monthly payroll with a maximum allowable amount of $2 million.

During the first quarter of March 31, 2021, we have received SBA approval on, and funded 1,238 PPP loans totaling $119,848 under the Relief Act.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $26,133 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2021. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2021 and March 31, 2020.

Allowance for loan losses:

For the three months ended March 31, 2021	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,810	$—	$145	$(595)	$2,360
Commercial Real Estate:
Owner Occupied	4,057	—	6	(14)	4,049
Non-Owner Occupied	12,451	—	7	751	13,209
Residential Real Estate	2,484	(37)	142	(80)	2,509
Real Estate Construction	2,439	—	1	462	2,902
Farm Real Estate	338	—	3	(58)	283
Consumer and Other	209	(9)	17	(47)	170
Unallocated	240	—	—	411	651
Total	$25,028	$(46)	$321	$830	$26,133

For the three months ended March 31, 2021, the Company provided $830 to the allowance for loan losses.  The decrease in the provision in the first quarter of 2021 was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in the first quarter have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly hotels.  Economic impacts related to the COVID-19 pandemic since March 2020 include the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  In addition, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates. While loan balances increased, they increased in balances mainly from Civista’s participated in the PPP loan program.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances and loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate –

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and by an increase in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in balances of substandard classified loan balances, represented by an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at March 31, 2021.

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

For the three months ended March 31, 2020, the Company provided $2,126 to the allowance for loan losses.  The provision was the result of an increase in the bank’s qualitative factors related to the economic shutdown driven by the COVID-19 pandemic. Economic impacts included the loss of revenue experience by our business clients, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large percentage of customers requesting payment relief. In addition, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances and loss rates, represented by an increase in the provision.  The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances and loss rates.  The result was represented as a decrease in the provision.  The allowance for Consumer and Other loans decreased due to a decrease in loss rates. The result was represented as a decrease in the provision. Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at March 31, 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2021 and December 31, 2020.

March 31, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,360	$2,360
Commercial Real Estate:
Owner Occupied	—	5	4,044	4,049
Non-Owner Occupied	—	—	13,209	13,209
Residential Real Estate	—	29	2,480	2,509
Real Estate Construction	—	—	2,902	2,902
Farm Real Estate	—	—	283	283
Consumer and Other	—	—	170	170
Unallocated	—	—	651	651
Total	$—	$34	$26,099	$26,133
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$419,666	$419,666
Commercial Real Estate:
Owner Occupied	—	309	274,438	274,747
Non-Owner Occupied	—	39	723,617	723,656
Residential Real Estate	338	568	430,600	431,506
Real Estate Construction	—	—	171,121	171,121
Farm Real Estate	—	605	27,438	28,043
Consumer and Other	—	—	11,500	11,500
Total	$338	$1,521	$2,058,380	$2,060,239

December 31, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$73	$2,737	$2,810
Commercial Real Estate:
Owner Occupied	—	5	4,052	4,057
Non-Owner Occupied	—	—	12,451	12,451
Residential Real Estate	—	29	2,455	2,484
Real Estate Construction	—	—	2,439	2,439
Farm Real Estate	—	—	338	338
Consumer and Other	—	—	209	209
Unallocated	—	—	240	240
Total	$—	$107	$24,921	$25,028
Outstanding loan balances:
Commercial & Agriculture	$—	$74	$409,802	$409,876
Commercial Real Estate:
Owner Occupied	—	980	277,433	278,413
Non-Owner Occupied	—	48	705,024	705,072
Residential Real Estate	388	946	441,254	442,588
Real Estate Construction	—	—	175,609	175,609
Farm Real Estate	—	618	32,484	33,102
Consumer and Other	—	—	12,842	12,842
Total	$388	$2,666	$2,054,448	$2,057,502

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of March 31, 2021 and December 31, 2020. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$412,059	$4,041	$3,566	$—	$419,666
Commercial Real Estate:
Owner Occupied	243,868	20,740	10,139	—	274,747
Non-Owner Occupied	622,125	59,121	42,410	—	723,656
Residential Real Estate	80,306	961	4,865	—	86,132
Real Estate Construction	156,299	282	1,073	—	157,654
Farm Real Estate	25,609	275	2,159	—	28,043
Consumer and Other	690	—	26	—	716
Total	$1,540,956	$85,420	$64,238	$—	$1,690,614

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$401,636	$4,472	$3,768	$—	$409,876
Commercial Real Estate:
Owner Occupied	248,316	19,429	10,668	—	278,413
Non-Owner Occupied	604,909	58,270	41,893	—	705,072
Residential Real Estate	81,409	668	5,524	—	87,601
Real Estate Construction	158,207	962	492	—	159,661
Farm Real Estate	30,486	216	2,400	—	33,102
Consumer and Other	833	—	33	—	866
Total	$1,525,796	$84,017	$64,778	$—	$1,674,591

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2021 and December 31, 2020 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$345,374	$13,467	$10,784	$369,625
Nonperforming	—	—	—	—
Total	$345,374	$13,467	$10,784	$369,625

December 31, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$354,987	$15,948	$11,976	$382,911
Nonperforming	—	—	—	—
Total	$354,987	$15,948	$11,976	$382,911

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2021 and December 31, 2020.

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$45	$15	$46	$106	$419,560	$—	$419,666	$—
Commercial Real Estate:
Owner Occupied	20	19	97	136	274,611	—	274,747	—
Non-Owner Occupied	761	—	5	766	722,890	—	723,656	—
Residential Real Estate	1,140	286	592	2,018	429,150	338	431,506	—
Real Estate Construction	—	—	—	—	171,121	—	171,121	—
Farm Real Estate	—	132	—	132	27,911	—	28,043	—
Consumer and Other	27	—	11	38	11,462	—	11,500	—
Total	$1,993	$452	$751	$3,196	$2,056,705	$338	$2,060,239	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$117	$25	$50	$192	$409,684	$—	$409,876	$—
Commercial Real Estate:
Owner Occupied	—	4	102	106	278,307	—	278,413	—
Non-Owner Occupied	—	—	6	6	705,066	—	705,072	—
Residential Real Estate	1,059	867	1,314	3,240	438,960	388	442,588	—
Real Estate Construction	—	—	—	—	175,609	—	175,609	—
Farm Real Estate	—	—	4	4	33,098	—	33,102	—
Consumer and Other	59	1	16	76	12,766	—	12,842	—
Total	$1,235	$897	$1,492	$3,624	$2,053,490	$388	$2,057,502	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Commercial & Agriculture	$61	$139
Commercial Real Estate:
Owner Occupied	647	964
Non-Owner Occupied	5	6
Residential Real Estate	3,318	3,893
Real Estate Construction	7	7
Farm Real Estate	70	85
Consumer and Other	24	31
Total	$4,132	$5,125

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2021, TDRs accounted for $34 of the allowance for loan losses. As of December 31, 2020, TDRs accounted for $35 of the allowance for loan losses.

There were no loans modified as TDRs during the three-month periods ended March 31, 2021 or 2020.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three-month period ended March 31, 2021 and March 31, 2020, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

Impaired Loans: Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, all TDRs and Residential Real Estate and Consumer loans that are part of a larger relationship are tested for impairment on a quarterly basis. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan Modifications/Troubled Debt Restructurings

In the second quarter of 2020, in the initial days of the pandemic, Civista booked 90-day payment modifications on 813 loans totaling $431.3 million.  Additional 90-day modifications were extended on 100 loans totaling $124.4 million.  Both deferral programs primarily consisting of the deferral of principal and/or interest payments.  All such modified loans were performing at December 31, 2019 and comply with the provisions of the CARES Act to not be considered a troubled debt restructuring.

As of March 31, 2021, Civista has 51 loans totaling $70,660 that remain on a CARES Act modification.  Details with respect to loan modifications that remain on deferred status are as follows:

	Number of		Percent of
Type of Loan	Loans	Balance	Loans Outstanding
		(In thousands)
Commercial & Agriculture	21	$4,514	0.22%
Commercial Real Estate:
Owner Occupied	8	10,876	0.53%
Non-Owner Occupied	18	48,882	2.37%
Residential Real Estate	3	5,903	0.29%
Real Estate Construction	1	485	0.02%
Total	51	$70,660	3.43%

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding purchased-credit impaired (“PCI”) loans, with the associated allowance amount, if applicable, as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$92	$92		$757	$757
Non-Owner Occupied	39	39		48	48
Residential Real Estate	537	562		915	940
Farm Real Estate	605	605		618	618
Total	1,273	1,298		2,338	2,363
With an allowance recorded:
Commercial & Agriculture	—	—	$—	74	74	$73
Commercial Real Estate:
Owner Occupied	217	217	5	223	223	5
Residential Real Estate	31	35	29	31	35	29
Total	248	252	34	328	332	107
Total:
Commercial & Agriculture	—	—	—	74	74	73
Commercial Real Estate:
Owner Occupied	309	309	5	980	980	5
Non-Owner Occupied	39	39	—	48	48	—
Residential Real Estate	568	597	29	946	975	29
Farm Real Estate	605	605	—	618	618	—
Total	$1,521	$1,550	$34	$2,666	$2,695	$107

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month period ended March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$37	$—	$183	$4
Commercial Real Estate—Owner Occupied	644	6	421	7
Commercial Real Estate—Non-Owner Occupied	43	1	372	5
Residential Real Estate	758	8	1,753	13
Farm Real Estate	611	6	666	7
Total	$2,093	$21	$3,395	$36

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended March 31, 2021	For the Three-Month Period Ended March 31, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$225	$255
Acquisition of PCI loans	—	—
Accretion	(1)	(162)
Transfer from non-accretable to accretable	—	113
Balance at end of period	$224	$206

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2021	At December 31, 2020
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$637	$687
Carrying amount	338	388

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2021 or December 31, 2020.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2021, there were no foreclosed assets included in Other assets.  As of December 31, 2020 there were $31 of foreclosed assets included in Other assets. As of March 31, 2021 and December 31, 2020, the Company had initiated formal foreclosure procedures on $371 and $741, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2021(a)			March 31, 2020(a)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$21,447	$(6,828)	$14,619	$12,883	$(6,009)	$6,874
Other comprehensive income before reclassifications	(5,116)	—	(5,116)	2,957	—	2,957
Amounts reclassified from accumulated other comprehensive income (loss)	1	65	66	—	57	57
Net current-period other comprehensive income	(5,115)	65	(5,050)	2,957	57	3,014
Ending balance	$16,332	$(6,763)	$9,569	$15,840	$(5,952)	$9,888

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended March 31, 2021	For the Three months ended March 31, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$(1)	$—	Net loss on sale of securities
Tax effect	—	—	Income tax expense
	(1)	—
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(82)	(73)	Other operating expenses
Tax effect	17	16	Income tax expense
	(65)	(57)
Total reclassifications for the period	$(66)	$(57)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended March 31, 2021 and December 31, 2020.

Acquired intangible assets, other than goodwill, as of March 31, 2021 and December 31, 2020 were as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$8,527	$2,920	$5,607	$8,527	$2,698	$5,829
Total amortized intangible assets	$8,527	$2,920	$5,607	$8,527	$2,698	$5,829

(1)	Excludes fully amortized intangible assets. Certain fully amortized assets were removed from the 2020 presentation.

Aggregate core deposit intangible amortization expense was $223 and $231 for the three months ended March 31, 2021 and 2020, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance as of March 31, 2021 and March 31, 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Loan Servicing Rights:
Balance at Beginning of Period	$2,246	$1,562
Additions	194	106
Disposals	—	—
Amortized to expense	144	71
Other charges	—	—
Change in valuation allowance	72	41
Balance at End of Period	$2,224	$1,556

Valuation allowance:
Balance at Beginning of Period	$204	$102
Additions expensed	72	41
Reductions credited to operations	—	—
Direct write-offs	—	—
Balance at End of Period	$276	$143

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2021	$97	$668	$765
2022	129	868	997
2023	128	841	969
2024	127	804	931
2025	127	708	835
Thereafter	1,616	1,718	3,334
	$2,224	$5,607	$7,831

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At March 31, 2021		At December 31, 2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$—
Interest rate on balance	—	—	—	—

	Three Months Ended March 31,
	2021	2021	2020	2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$—	$37,000	$102,700
Average balance	—	—	610	32,749
Average rate paid	—	—	1.32%	1.65%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2021.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2021 and December 31, 2020. All of the repurchase agreements are overnight agreements.

	March 31, 2021	December 31, 2020
Securities pledged for repurchase agreements:
U.S. Treasury securities	$7,972	$899
Obligations of U.S. government agencies	21,541	28,015
Total securities pledged	$29,513	$28,914
Gross amount of recognized liabilities for repurchase agreements	$29,513	$28,914
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.

	Three Months Ended
	March 31,
	2021	2020
Basic
Net income	$10,758	$7,833
Net income available to common shareholders—basic	$10,758	$7,833
Weighted average common shares outstanding—basic	15,867,588	16,517,745
Basic earnings per common share	$0.68	$0.47
Diluted
Net income available to common shareholders—basic	$10,758	$7,833
Net income available to common shareholders—diluted	$10,758	$7,833
Weighted average common shares outstanding for basic earnings per common share	15,867,588	16,517,745
Diluted earnings per common share	$0.68	$0.47

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows for March 31, 2021 and December 31, 2020:

	Contract Amount
	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$35,797	$459,905	$38,474	$427,864
Overdraft protection	7	42,293	6	41,707
Letters of credit	615	656	615	986
	$36,419	$502,854	$39,095	$470,557

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at March 31, 2021 and from 3.50% to 8.00% at December 31, 2020. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on March 31, 2021 and December 31, 2020.

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

Net periodic pension cost was as follows:

	Three months ended
	March 31,
	2021	2020
Service cost	$—	$—
Interest cost	95	121
Expected return on plan assets	(160)	(187)
Other components	82	73
Net periodic pension cost	$17	$7

The Company does not expect to make any contribution to its pension plan in 2021. The Company made no contribution to its pension plan in 2020.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 159,617 shares available for future grants under this plan at March 31, 2021.

No options were granted under the 2014 Incentive Plan during the periods ended March 31, 2021 and 2020.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three-month period ended March 31, 2021:

	Three months ended
	March 31, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	54,274	$20.90
Granted	39,139	19.17
Vested	(20,275)	20.35
Forfeited	—	—
Nonvested at end of period	73,138	$20.13

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of March 31, 2021:

At March 31, 2021
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 20, 2017	1,198	$18	0.75
April 10, 2018	3,114	54	1.75
March 14, 2019	3,401	48	0.75
March 14, 2019	6,560	109	2.75
March 14, 2020	9,336	163	1.75
March 14, 2020	10,390	185	3.75
March 3, 2021	16,799	286	4.75
March 3, 2021	22,340	271	2.75
	73,138	$1,134	3.06

The Company recorded $125 and $124 of share-based compensation expense during the three-months ended March 31, 2021 and 2020, respectively, for shares granted under the 2014 Incentive Plan. At March 31, 2021, the total compensation cost related to unvested awards not yet recognized is $1,134, which is expected to be recognized over the weighted average remaining life of the grants of 3.06 years.

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

Mortgage servicing rights: Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that the Company believes market participants would use in estimating future net servicing income. Significant assumptions in the valuation of mortgage servicing rights include estimated loan repayment rates, the discount rate, servicing costs, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at March 31, 2021 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$26,505	$—
Obligations of states and political subdivisions	—	228,732	—
Mortgage-backed securities in government sponsored entities	—	101,587	—
Total securities available for sale	—	356,824	—
Equity securities	—	974	—
Swap asset	—	12,609	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$12,653	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,224

	Fair Value Measurements at December 31, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$21,693	$—
Obligations of states and political subdivisions	—	229,012	—
Mortgage-backed securities in government sponsored entities	—	112,759	—
Total securities available for sale	—	363,464	—
Equity securities	—	886	—
Swap asset	—	21,700	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	21,764	—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,246
Impaired loans	—	—	1
Other real estate owned	—	—	31

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,224	Discounted Cash Flow	Constant Prepayment Rate	8% - 28%	16%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1	Appraisal of collateral	Appraisal adjustments	0% - 30%	19%
			Holding period	23 months	23 months
Other real estate owned	$31	Appraisal of collateral	Appraisal adjustments	10%	10%
Mortgage Servicing Rights	$2,246	Discounted Cash Flow	Constant Prepayment Rate	12% - 50%	22%
			Discount Rate	12%	12%

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2021 are as follows:

March 31, 2021	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$437,238	$437,238	$437,238	$—	$—
Other securities	20,537	20,537	20,537	—	—
Loans, held for sale	10,769	10,985	10,985	—	—
Loans, net of allowance	2,034,106	2,061,428	—	—	2,061,428
Bank owned life insurance	46,219	46,219	46,219	—	—
Accrued interest receivable	8,571	8,571	8,571	—	—
Financial Liabilities:
Nonmaturing deposits	2,200,075	2,200,075	2,200,075	—	—
Time deposits	275,832	276,832	—	—	276,832
Long-term FHLB advances	125,000	136,056	—	—	136,056
Securities sold under agreement to repurchase	29,513	29,513	29,513	—	—
Subordinated debentures	29,427	29,358	—	—	29,358
Accrued interest payable	178	178	178	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2020 are as follows:

December 31, 2020	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$139,522	$139,522	$139,522	$—	$—
Other securities	20,537	20,537	20,537	—	—
Loans, held for sale	7,001	7,141	7,141	—	—
Loans, net of allowance	2,032,474	2,063,249	—	—	2,063,249
Bank owned life insurance	45,976	45,976	45,976	—	—
Accrued interest receivable	9,421	9,421	9,421	—	—
Financial Liabilities:
Nonmaturing deposits	1,902,560	1,902,560	1,902,560	—	—
Time deposits	286,838	288,298	—	—	288,298
Long-term FHLB advances	125,000	130,942	—	—	130,942
Securities sold under agreement to repurchase	28,914	28,914	28,914	—	—
Subordinated debentures	29,427	31,479	—	—	31,479
Accrued interest payable	204	204	204	—	—

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

The following table summarizes the Company’s interest rate swap positions as of March 31, 2021.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$243,438	$12,609
Derivative Liabilities	Swap liabilities	(243,438)	(12,653)
Net Exposure		$—	$(44)

The following table summarizes the Company’s interest rate swap positions as of December 31, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$244,748	$21,700
Derivative Liabilities	Swap liabilities	(244,748)	(21,764)
Net Exposure		$—	$(64)

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

At March 31, 2021, the Company had cash and securities at fair value pledged for collateral on its interest rate swaps with third party financial institutions of $5,460 and $6,500, respectively. At December 31, 2020, the Company had cash and securities with a fair value of $11,300 and $11,705, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $5,764 and $5,967, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,944 and $5,944 at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $203 and $169, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $338 and $283, respectively. During the three months ended March 31, 2021, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges	$1,256	$1,468
ATM/Interchange fees	1,248	894
Wealth management fees	1,146	1,006
Tax refund processing fees	1,900	1,900
Other	412	270
Noninterest Income (in-scope of Topic 606)	5,962	5,538
Noninterest Income (out-of-scope of Topic 606)	3,228	1,338
Total Noninterest Income	$9,190	$6,876

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2021 compared to December 31, 2020, and the consolidated results of operations for the three-month periods ended March 31, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, adverse affects from the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease; changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers’ operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; the transition away from LIBOR as a reference rate for financial contracts; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; operational risks; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2021 were $3,057,368 compared to $2,762,918 at December 31, 2020, an increase of $294,450, or 10.7%. The increase in total assets was due to increases in cash and cash equivalents of $297,716, accompanied by other increases in loans held for sale and other assets of $3,768 and $8,143, respectively, partially offset by a decrease in swap assets of $9,091. Total liabilities at March 31, 2021 were $2,707,310 compared to $2,412,810 at December 31, 2020, an increase of $294,500, or 12.2%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts, interest-bearing demand accounts and accrued expenses and other liabilities of $196,789, $89,720 and $16,503, respectively, partially offset by a decrease in swap liabilities of $9,111.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020	$ Change	% Change
Commercial & Agriculture	$419,666	$409,876	$9,790	2.4%
Commercial Real Estate—Owner Occupied	274,747	278,413	(3,666)	-1.3%
Commercial Real Estate—Non-Owner Occupied	723,656	705,072	18,584	2.6%
Residential Real Estate	431,506	442,588	(11,082)	-2.5%
Real Estate Construction	171,121	175,609	(4,488)	-2.6%
Farm Real Estate	28,043	33,102	(5,059)	-15.3%
Consumer and Other	11,500	12,842	(1,342)	-10.5%
Total loans	2,060,239	2,057,502	2,737	0.1%
Allowance for loan losses	(26,133)	(25,028)	(1,105)	4.4%
Net loans	$2,034,106	$2,032,474	$1,632	0.1%

Included in Commercial & Agriculture as of March 31, 2021 is $246,636 of PPP loans.

Loans held for sale increased $3,768 or 53.8% since December 31, 2020.  The increase is due to an increase in volume due to refinances as rates declined during the first quarter of 2021.  At March 31, 2021, 53 loans totaling $10,769 were held for sale as compared to 29 loans totaling $7,001 at December 31, 2020.

Net loans have increased $1,632 or 0.1% since December 31, 2020. The Commercial & Agriculture and Commercial Real Estate – Non-Owner Occupied loan portfolios increased $9,790 and $18,584, respectively, since December 31, 2020, while the Commercial Real Estate – Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios decreased $3,666, $11,082, $4,488, $5,059 and $1,342, respectively, since December 31, 2020.  At March 31, 2021, the net loan to deposit ratio was 82.2% compared to 92.8% at December 31, 2020. The decrease in the net loan to deposit ratio is the result of an increase in deposits.

During the first three months of 2021, provisions made to the allowance for loan losses totaled $830, compared to a provision of $2,126 during the same period in 2020. The decrease in provision was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations in the first quarter have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly hotels.  Economic impacts related to the COVID-19 pandemic since March 2020 include the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Net recoveries for the first three months of 2021 totaled $275, compared to net recoveries of $55 in the first three months of 2020. For the first three months of 2021, the Company charged off a total of six loans. Four Residential Real Estate loans totaling $37 and two Consumer and Other loans totaling $9 were charged off in the first three months of the year. In addition, during the first three months of 2021, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $145, Commercial Real Estate – Owner Occupied loans of $6, Commercial Real Estate – Non-Owner Occupied loans of $7, Residential Real Estate loans of $142, Real Estate Construction loans of $1, Farm Real Estate loans of $3 and Consumer and Other loans of $17. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $993 since December 31, 2020, which was due to a decrease in loans on nonaccrual status of $993. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.27% at March 31, 2021 and 1.22% at December 31, 2020.

The available for sale security portfolio decreased by $6,640, from $363,464 at December 31, 2020 to $356,824 at March 31, 2021.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2021, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $315 from December 31, 2020 to March 31, 2021. The decrease is the result of new purchases of $163, offset by depreciation of $478.

Bank owned life insurance (BOLI) increased $243 from December 31, 2020 to March 31, 2021. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $9,091 from December 31, 2020 to March 31, 2021.  The decrease of $9,091 is primarily the result of a decrease in market value.

Other assets increased $8,143 from December 31, 2020 to March 31, 2021.  The increase is the result of $5,479 of PPP loans fees to be collected and an increase in prepaid expenses of $1,772.

Total deposits as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand	$917,598	$720,809	$196,789	27.3%
Interest-bearing demand	487,956	410,139	77,817	19.0%
Savings and money market	794,521	771,612	22,909	3.0%
Time deposits	275,832	286,838	(11,006)	-3.8%
Total Deposits	$2,475,907	$2,189,398	$286,509	13.1%

Total deposits at March 31, 2021 increased $286,509 from year-end 2020. Noninterest-bearing deposits increased $196,789 from year-end 2020, while interest-bearing deposits, including savings and time deposits, increased $89,720 from December 31, 2020. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $136,858. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2020 over the next two quarters.  In addition, business demand deposit accounts increased $37,856.  Much of the increase in business demand deposit accounts resulted from customer deposits of PPP loan proceeds.  The increase in interest-bearing deposits was primarily due to an increase in non-public interest-bearing demand, statement savings, money market savings and public fund interest-bearing demand accounts of $13,834, $27,922, $35,003 and $62,538, respectively, accompanied by decreases in JUMBO NOW, brokered money market savings and public fund time deposit accounts of $5,082, $48,775 and $5,249, respectively. The year-to-date average balance of total deposits increased $657,649 compared to the average balance for the same period in 2020 mainly due to increases in noninterest-bearing business demand and tax refund processing program accounts of $201,724 and $72,969, respectively, accompanied by increases in non-public interest-bearing demand, savings and money markets and public funds interest-bearing demand of $85,110, $188,092 and $66,430, respectively.  In addition, the average balance of time deposits increased $3,341 as compared to the same period in 2020.

Securities sold under agreements to repurchase, which tend to fluctuate, increased $599 from December 31, 2020 to March 31, 2021.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Swap liabilities decreased $9,111 from December 31, 2020 to March 31, 2021.  The decrease of $9,111 is primarily the result of a decrease in market value.

Accrued expenses and other liabilities increased $16,503 from December 31, 2020 to March 31, 2021 as a result of a clearing account related to our tax refund processing program of $15,806.

Shareholders’ equity at March 31, 2021 was $350,058, or 11.4% of total assets, compared to $350,108, or 12.7% of total assets, at December 31, 2020. The increase was the result of net income of $10,758, a decrease in the Company’s pension liability, net of tax, of $65, and a decrease in the fair value of securities available for sale, net of tax, of $5,115, offset by dividends on common shares of $1,907 and the purchase of treasury shares of $3,976.

Total outstanding common shares at March 31, 2021 were 15,750,479, which decreased from 15,898,032 common shares outstanding at December 31, 2020. Common shares outstanding decreased as a result of 186,692 common shares being repurchased by the Company at an average repurchase price of $21.29. The Company repurchased 181,627 common shares pursuant to a stock repurchase program announced on May 4, 2020 and 5,065 common shares surrendered to pay taxes upon vesting of restricted shares. The repurchase plan publicly-announced on May 4, 2020 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 20, 2021.  The repurchase of common shares was offset by the grant of 39,139 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The Company had net income of $10,758 for the three months ended March 31, 2021, an increase of $2,925 from net income of $7,833 for the same three months of 2020. Basic earnings per common share were $0.68 for the quarter ended March 31, 2021, compared to $0.47 for the same period in 2020. Diluted earnings per common share were $0.68 for the quarter ended March 31, 2021, compared to $0.47 for the same period in 2020. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2021 was $23,828, an increase of $1,713 from $22,115 for the same three months of 2020. This increase is the result of an increase of $723 in total interest income with a decrease of $990 in interest expense. Interest-earning assets averaged $3,006,653 during the three months ended March 31, 2021, an increase of $774,485 from $2,232,168 for the same period of 2020.  The Company’s average interest-bearing liabilities increased from $1,385,502 during the three months ended March 31, 2020 to $1,718,364 during the three months ended March 31, 2021.  The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2021 and 2020 was 3.30% and 4.10%, respectively.

Total interest income was $25,725 for the three months ended March 31, 2021, an increase of $723 from $25,002 of total interest income for the same period in 2020.  The increase in interest income is attributable to an increase of $1,110 in interest and fees on loans, partially offset by an increase in the average balance of loans, which resulted from a lower yield on the portfolio. The average balance of loans increased by $343,734 or 19.9% to $2,069,419 for the three months ended March 31, 2021 as compared to $1,725,685 for the same period in 2020.  The loan yield decreased to 4.47% for 2021, from 5.05% in 2020 mainly due to the impact of lower interest rates in 2021 as compared to the same period of 2020.  During the quarter, the average balance of PPP loans was $248,693.  These loans had an average yield of 6.25% including the amortization of PPP fees.

Interest on taxable securities decreased $141 to $1,275 for the three months ended March 31, 2021, compared to $1,416 for the same period in 2020.  The average balance of taxable securities decreased $12,864 to $174,740 for the three months ended March 31, 2021 as compared to $187,604 for the same period in 2020.  The yield on taxable securities decreased 5 basis points to 3.08% for 2021, compared to 3.13% for 2020.  Interest on tax-exempt securities increased $6 to $1,518 for the three months ended March 31, 2021, compared to $1,512 for the same period in 2020.  The average balance of tax-exempt securities increased $9,990 to $207,573 for the three months ended March 31, 2020 as compared to $197,583 for the same period in 2020.  The yield on tax-exempt securities decreased 10 basis points to 4.12% for 2021, compared to 4.22% for 2020 due to the impact of lower interest rates in 2021 as compared to the same period of 2020.

Interest expense decreased $990 or 34.3% to $1,897 for the three months ended March 31, 2021, compared with $2,887 for the same period in 2020.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended March 31, 2021, the average balance of interest-bearing liabilities increased $332,862 to $1,718,364, as

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

compared to $1,385,502 for the same period in 2020.  Interest incurred on deposits decreased by $725 to $1,260 for the three months ended March 31, 2021, compared to $1,985 for the same period in 2020.  Although the average balance of interest-bearing deposits increased to $357,166 for the three months ended March 31, 2021 as compared to the same period in 2020, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.27% in 2020 to 0.11% in 2021.  The rate paid on time deposits decreased from 1.98% to 1.31% in 2021.  Interest expense incurred on FHLB advances and subordinated debentures decreased 29.7% from 2020.  The average balance on FHLB balances decreased $32,749 for the three months ended March 31, 2021 as compared to the same period in 2020.  In addition, the rate paid on subordinated debentures decreased 172 basis points for the three months ended March 31, 2021 as compared to the same period in 2020.

The following table presents the condensed average balance sheets for the three months ended March 31, 2021 and 2020. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2021			2020
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,069,419	$22,783	4.47%	$1,725,685	$21,673	5.05%
Taxable securities	174,740	1,275	3.08%	187,604	1,416	3.13%
Tax-exempt securities	207,573	1,518	4.12%	197,583	1,512	4.22%
Interest-bearing deposits in other banks	554,921	149	0.11%	121,296	401	1.33%
Total interest-earning assets	$3,006,653	$25,725	3.55%	$2,232,168	$25,002	4.62%
Noninterest-earning assets:
Cash and due from financial institutions	27,760			168,350
Premises and equipment, net	22,509			22,737
Accrued interest receivable	8,569			6,751
Intangible assets	84,862			85,083
Other assets	37,162			28,550
Bank owned life insurance	46,062			45,086
Less allowance for loan losses	(25,590)			(14,927)
Total Assets	$3,207,987			$2,573,798
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,248,717	$343	0.11%	$894,892	$606	0.27%
Time	284,042	917	1.31%	280,701	1,379	1.98%
Short-term FHLB advances	—	—	0.00%	32,749	134	1.65%
Long-term FHLB advances	125,000	443	1.44%	125,000	447	1.44%
Federal funds purchased	—	—	0.00%	610	2	1.32%
Subordinated debentures	29,427	186	2.56%	29,427	313	4.28%
Repurchase Agreements	31,178	8	0.10%	22,123	6	0.11%
Total interest-bearing liabilities	$1,718,364	$1,897	0.45%	$1,385,502	$2,887	0.84%
Noninterest-bearing deposits	1,100,023			799,540
Other liabilities	39,975			56,154
Shareholders’ Equity	349,625			332,602
Total Liabilities and Shareholders’ Equity	$3,207,987			$2,573,798
Net interest income and interest rate spread		$23,828	3.10%		$22,115	3.78%
Net interest margin			3.30%			4.10%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $407 and $406 for the periods ended March 31, 2021 and 2020, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2021 and 2020.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,988	$(2,878)	$1,110
Taxable securities	(104)	(37)	(141)
Tax-exempt securities	56	(50)	6
Interest-bearing deposits in other banks	386	(638)	(252)
Total interest income	$4,326	$(3,603)	$723
Interest expense:
Demand and savings	$183	$(446)	$(263)
Time	16	(478)	(462)
Short-term FHLB advances	(134)	—	(134)
Long-term FHLB advances	—	(4)	(4)
Federal funds purchased	(2)	—	(2)
Subordinated debentures	—	(127)	(127)
Repurchase agreements	2	—	2
Total interest expense	$65	$(1,055)	$(990)
Net interest income	$4,261	$(2,548)	$1,713

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $830 and $2,126 during the quarters ended March 31, 2021 and 2020. The decrease in the provision in the first quarter of 2021 was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in the first quarter have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly hotels.  Economic impacts related to the COVID-19 pandemic since March 2020 include the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020	$ Change	% Change
Service charges	$1,256	$1,468	$(212)	-14.4%
Net loss on sale of securities	(1)	—	(1)	0.0%
Net gain (loss) on equity securities	88	(141)	229	162.4%
Net gain on sale of loans	2,745	827	1,918	231.9%
ATM/Interchange fees	1,248	894	354	39.6%
Wealth management fees	1,146	1,006	140	13.9%
Bank owned life insurance	243	250	(7)	-2.8%
Tax refund processing fees	1,900	1,900	—	0.0%
Swap fees	76	338	(262)	-77.5%
Other	489	334	155	46.4%
Total noninterest income	$9,190	$6,876	$2,314	33.7%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 2021 was $9,190, an increase of $2,314 or 33.7% from $6,876 for the same period of 2020. The increase was primarily due to increases in net gain (loss) on sale of equity securities, net gain on sale of loans, ATM/Interchange fees, wealth management fees and other, offset by decreases in service charges and swap fees and other.  Net gain (loss) on equity securities increased as a result of market value increases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the three-months ended March 31, 2021, 376 loans were sold, totaling $77,554.  During the three-months ended March 31, 2020, 214 loans were sold, totaling $35,368. ATM/Interchange fees increased as a result of increased transaction volume and incentives.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $112 and $28, respectively. Trust income increased as a result of new accounts and market conditions while brokerage income has increased due to volume of business.  Other income increased due to increases in wire transfer fees, other ATM fees and gains of the sale of OREO properties.  Service charges decreased as a result of lower overdraft charges. Swap fees decreased due to the volume of swaps performed during the quarter ended March 31, 2021 as compared to the same period of 2020.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $1,900 for each of the three months ended March 31, 2021 and 2020.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020	$ Change	% Change
Compensation expense	$11,782	$10,871	$911	8.4%
Net occupancy expense	1,224	976	248	25.4%
Equipment expense	414	506	(92)	-18.2%
Contracted data processing	443	450	(7)	-1.6%
FDIC assessment	259	87	172	197.7%
State franchise tax	625	492	133	27.0%
Professional services	738	737	1	0.1%
Amortization of intangible assets	223	231	(8)	-3.5%
ATM/Interchange expense	593	447	146	32.7%
Marketing	299	356	(57)	-16.0%
Software maintenance expense	508	437	71	16.2%
Other	2,282	2,266	16	0.7%
Total noninterest expense	$19,390	$17,856	$1,534	8.6%

Noninterest expense for the three months ended March 31, 2021 was $19,390, an increase of $1,534, or 8.6%, from $17,856 reported for the same period of 2020. The primary reasons for the increase were increases in compensation expense, net occupancy expense, FDIC assessment, state franchise tax, ATM/Interchange expense and software maintenance expense, offset by decreases in equipment expense and marketing expense. The increase in compensation expense was due to increased salary and salary based expenses, commission and incentive based costs, offset by a decrease in employee insurance costs.  The increase in net occupancy is the result of increased COVID-19 pandemic related expenses to janitorial services and supplies of $129 and an increase in grounds maintenance for snow removal of $160. The quarter-over-quarter decrease in equipment expense is due to lower equipment repair and maintenance cost and a decrease in equipment depreciation.  The quarter-over-quarter increase in FDIC assessments was attributable to small bank assessment credits applied to the 2020 assessments.  The state franchise tax increase is related of $172 of additional taxes paid on the Company’s 2019 franchise tax return as a result of findings from a State of Ohio audit.  The quarter-over-quarter increase in ATM/Interchange expense is the result of an increase in volume of transactions.  The increase in software maintenance expense is due to a general increase in software maintenance contracts. The quarter-over-quarter decrease in marketing expense is due to decreases in both advertising and business promotion expense, primarily related to the COVID-19 pandemic.  Event cancellations and postponed outreach efforts contributed to the decrease as our focus continues to be communicating changes in operations, safety protocols, alternative delivery channels and economic relief programs with the safety and financial wellness of our employees and customers in mind.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended March 31, 2021 totaled $2,040, up $864 compared to the same period in 2020. The effective tax rates for the three-month periods ended March 31, 2021 and 2020 were 15.9% and 13.1%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the three months ended March 31, 2021, as compared to the same period in 2020.

Capital Resources

Shareholders’ equity totaled $350,058 at March 31, 2021 compared to $350,108 at December 31, 2020. Shareholders’ equity was impacted by net income of $10,758, a $65 net decrease in the Company’s pension liability and a decrease in the fair value of securities available for sale, net of tax, of $5,115, which was offset by dividends on common stock of $1,907 and the Company’s repurchase of common shares during the period, which totaled $3,976.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2021 and December 31, 2020 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2021	16.4%	15.2%	13.6%	9.2%
Company Ratios—December 31, 2020	16.0%	14.7%	13.2%	10.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. Securities, with maturities of one year or less, totaled $9,250, or 2.6% of the total security portfolio at March 31, 2021. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $16,413 and $25,554 for the three months ended March 31, 2021 and 2020, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash provided by investing activities was $78 for the three months ended March 31, 2021 and net cash used for investing activities was $37,836 for the three months ended March 31, 2020, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $281,225 and $219,770 for the three months ended March 31, 2021 and 2020, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2020, Civista had total credit availability with the FHLB of $599,472 with standby letters of credit totaling $23,800 and a remaining borrowing capacity of approximately $450,672. In addition, CBI maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2020 and March 31, 2021, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at March 31, 2021 and December 31, 2020.

The Company had derivative financial instruments as of December 31, 2020 and March 31, 2021. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2021			December 31, 2020
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	533,723	33,376	7%	515,754	44,930	10%
+100bp	509,503	9,156	2%	503,010	32,186	7%
Base	500,347	—	—	470,824	—	—
-100bp	526,029	25,682	5%	501,686	30,862	7%
-200bp	548,073	47,726	10%	527,360	56,536	12%

The change in net portfolio value from December 31, 2020 to March 31, 2021, can be attributed to a couple of factors.  The yield curve has shifted up and steepened on the short end from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash.  Both the increase in loans and cash are primarily a result of PPP loans and the proceeds of those loans on deposit, respectively.  Cash also increased as a result of the tax refund processing program, as it does each year in the first quarter.  The volume and mix of liabilities has shifted toward deposits and away from certificates of deposit.  Deposits increased as a result of PPP loan proceeds on deposit and also as a result of the influx of cash due to the tax refund processing program.  The mix shifts from the end of the year led to a small increase in the base net portfolio value.  Generally, assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of assets would increase while the market value of liabilities would decrease, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2021, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	10,865	$17.16	160,747	$11,398,696
February 1, 2021 - February 28, 2021	49,606	$19.89	210,353	$10,411,981
March 1, 2021 - March 31, 2021	126,221	$22.20	336,574	$7,610,367
Total	186,692	$21.29	336,574	$7,610,367

On May 4, 2020, the Company announced the implementation of a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is April 20, 2021.  A total of 336,574 common shares had been repurchased for an aggregate purchase price of $5,889,633 as of March 31, 2021 under the repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (Unaudited) for the three-months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three-months ended March 31, 2021 and 2020; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three-months ended March 31, 2021 and 2020; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 10, 2021
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	May 10, 2021
Todd A. Michel	Date
Senior Vice President, Controller