Form 10-Q
period 2021-06-30
CIVISTA BANCSHARES, INC.
filed 2021-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 4, 2021—15,138,706 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2021
	(Unaudited)	December 31, 2020
ASSETS
Cash and due from financial institutions	$237,376	$128,222
Restricted cash	7,930	11,300
Cash and cash equivalents	245,306	139,522
Securities available for sale	457,804	363,464
Equity securities	1,027	886
Loans held for sale	6,618	7,001
Loans, net of allowance of $26,197 and $25,028	1,992,999	2,032,474
Other securities	20,537	20,537
Premises and equipment, net	22,817	22,580
Accrued interest receivable	8,123	9,421
Goodwill	76,851	76,851
Other intangible assets, net	8,129	8,075
Bank owned life insurance	46,467	45,976
Swap assets	14,521	21,700
Other assets	23,444	20,375
Total assets	$2,924,643	$2,768,862
LIABILITIES
Deposits
Noninterest-bearing	$853,724	$720,809
Interest-bearing	1,549,268	1,468,589
Total deposits	2,402,992	2,189,398
Long-term Federal Home Loan Bank advances	75,000	125,000
Securities sold under agreements to repurchase	24,916	28,914
Subordinated debentures	29,427	29,427
Swap liabilities	14,563	21,764
Accrued expenses and other liabilities	25,332	24,251
Total liabilities	2,572,230	2,418,754
SHAREHOLDERS’ EQUITY
Common shares, no par value, 20,000,000 shares authorized, 17,711,815 shares issued at June 30, 2021 and 17,664,951 shares issued at December 31, 2020, including Treasury Shares	277,495	277,039
Retained earnings	109,178	93,048
Treasury shares, 2,277,223 common shares at June 30, 2021 and 1,766,919 common shares at December 31, 2020, at cost	(45,953)	(34,598)
Accumulated other comprehensive income	11,693	14,619
Total shareholders’ equity	352,413	350,108
Total liabilities and shareholders’ equity	$2,924,643	$2,768,862

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$22,653	$21,613	$45,436	$43,286
Taxable securities	1,230	1,359	2,505	2,775
Tax-exempt securities	1,525	1,541	3,044	3,053
Federal funds sold and other	90	71	239	472
Total interest and dividend income	25,498	24,584	51,224	49,586
Interest expense
Deposits	1,136	1,802	2,396	3,787
Federal Home Loan Bank advances	330	447	774	1,028
Subordinated debentures	185	250	371	563
Securities sold under agreements to repurchase and other	6	10	14	18
Total interest expense	1,657	2,509	3,555	5,396
Net interest income	23,841	22,075	47,669	44,190
Provision for loan losses	—	3,486	830	5,612
Net interest income after provision for loan losses	23,841	18,589	46,839	38,578
Noninterest income
Service charges	1,317	930	2,573	2,398
Net gain on sale of securities	1,784	—	1,783	—
Net gain (loss) on equity securities	53	(5)	141	(146)
Net gain on sale of loans	2,218	2,261	4,963	3,088
ATM/Interchange fees	1,373	1,149	2,620	2,043
Wealth management fees	1,188	904	2,334	1,910
Bank owned life insurance	248	240	491	490
Tax refund processing fees	475	475	2,375	2,375
Swap fees	17	764	94	1,102
Other	352	136	841	470
Total noninterest income	9,025	6,854	18,215	13,730
Noninterest expense
Compensation expense	11,406	10,597	23,188	21,468
Net occupancy expense	1,007	1,064	2,231	2,040
Equipment expense	482	507	896	1,013
Contracted data processing	490	475	933	925
FDIC assessment	322	156	582	243
State franchise tax	471	475	1,096	967
Professional services	741	883	1,479	1,620
Amortization of intangible assets	223	228	445	459
ATM/Interchange expense	656	331	1,249	778
Marketing	343	339	641	695
Software maintenance expense	545	407	1,053	844
Other operating expenses	5,781	2,652	8,064	4,918
Total noninterest expense	22,467	18,114	41,857	35,970
Income before taxes	10,399	7,329	23,197	16,338
Income tax expense	1,235	825	3,275	2,001
Net Income	$9,164	$6,504	$19,922	$14,337
Earnings per common share, basic	$0.59	$0.41	$1.27	$0.88
Earnings per common share, diluted	$0.59	$0.41	$1.27	$0.88
Weighted average common shares, basic	15,529,766	15,989,851	15,674,231	16,237,242
Weighted average common shares, diluted	15,529,766	15,989,851	15,674,231	16,237,242

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$9,164	$6,504	$19,922	$14,337
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	2,606	4,695	(3,870)	8,438
Tax effect	(547)	(986)	813	(1,772)
Reclassification of losses recognized in net income	1	—	2	—
Tax effect	—	—	—	—
Pension liability adjustment	81	72	163	145
Tax effect	(17)	(15)	(34)	(31)
Total other comprehensive income (loss)	2,124	3,766	(2,926)	6,780
Comprehensive income	$11,288	$10,270	$16,996	$21,117

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2021	15,750,479	$277,164	$101,899	$(38,574)	$9,569	$350,058
Net Income	—	—	9,164	—	—	9,164
Other comprehensive income	—	—	—	—	2,124	2,124
Stock-based compensation	7,725	331	—	—	—	331
Common stock dividends ($0.12 per share)	—	—	(1,885)	—	—	(1,885)
Purchase of common stock	(323,612)	—	—	(7,379)	—	(7,379)
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2020	16,064,010	$276,546	$73,972	$(32,239)	$9,888	$328,167
Net Income	—	—	6,504	—	—	6,504
Other comprehensive income	—	—	—	—	3,766	3,766
Stock-based compensation	14,266	295	—	—	—	295
Common stock dividends ($0.11 per share)	—	—	(1,764)	—	—	(1,764)
Purchase of common stock	(25,297)	—	—	(355)	—	(355)
Balance, June 30, 2020	16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	19,922	—	—	19,922
Other comprehensive loss	—	—	—	—	(2,926)	(2,926)
Stock-based compensation	46,864	456	—	—	—	456
Common stock dividends ($0.24 per share)	—	—	(3,792)	—	—	(3,792)
Purchase of common stock	(510,304)	—	—	(11,355)	—	(11,355)
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019	16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income	—	—	14,337	—	—	14,337
Other comprehensive income	—	—	—	—	6,780	6,780
Stock-based compensation	41,245	419	—	—	—	419
Common stock dividends ($0.22 per share)	—	—	(3,599)	—	—	(3,599)
Purchase of common stock	(675,808)	—	—	(11,450)	—	(11,450)
Balance, June 30, 2020	16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Net cash from operating activities	$19,996	$11,590
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	28,080	27,439
Purchases of securities, available-for-sale	(126,876)	(29,446)
Purchase of other securities	—	(257)
Sale of equity securities	1,785	247
Net loan originations	39,449	(322,770)
Proceeds from sale of other real estate owned properties	118	—
Premises and equipment purchases	(1,217)	(1,395)
Net cash used for investing activities	(58,661)	(326,182)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(50,000)	—
Net change in short-term FHLB advances	—	(101,500)
Proceeds from other borrowings	—	183,695
Increase in deposits	213,594	390,497
Increase (decrease) in securities sold under repurchase agreements	(3,998)	4,934
Purchase of treasury shares	(11,355)	(11,450)
Common dividends paid	(3,792)	(3,599)
Net cash provided by financing activities	144,449	462,577
Increase in cash and cash equivalents	105,784	147,985
Cash and cash equivalents at beginning of period	139,522	48,535
Cash and cash equivalents at end of period	$245,306	$196,520
Cash paid during the period for:
Interest	$3,607	$5,434
Income taxes	4,250	—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	46	—
Change in fair value of swap asset	7,201	(16,801)
Change in fair value of swap liability	(7,201)	16,801
Securities purchased not settled	1,469	—

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows CBI and its subsidiaries to insure against certain risks unique to their operations. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Water St. was formed to hold properties repossessed by CBI subsidiaries.  The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations and changes in cash flows for the periods ended June 30, 2021 and 2020 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2020 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $561,320, or 27.7% of total loans, as of June 30, 2021, and the other is to Lessors of Residential Buildings and Dwellings totaling $276,050, or 13.6% of total loans, as of June 30, 2021. These segments of the loan portfolio have been underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

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

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$56,359	$195	$(151)	$56,403
Obligations of states and political subdivisions	218,812	19,222	(65)	237,969
Mortgage-backed securities in government sponsored entities	159,353	4,375	(296)	163,432
Total debt securities	$434,524	$23,792	$(512)	$457,804

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$21,479	$220	$(6)	$21,693
Obligations of states and political subdivisions	208,013	21,000	(1)	229,012
Mortgage-backed securities in government sponsored entities	106,824	5,963	(28)	112,759
Total debt securities	$336,316	$27,183	$(35)	$363,464

The amortized cost and fair value of securities at June 30, 2021, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$12,161	$12,246
Due after one year through five years	31,649	31,878
Due after five years through ten years	45,020	46,966
Due after ten years	186,341	203,282
Mortgage-backed securities	159,353	163,432
Total securities available for sale	$434,524	$457,804

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sale proceeds	$1,785	$—	$1,785	$—
Gross realized gains	1,785	—	1,785	—
Gross realized losses	—	—	—	—
Losses from securities called or settled by the issuer	(1)	—	(2)	—

During the second quarter of 2021, the Company recorded a $1.785 million gain on the sale of its 7,361 shares of Visa Class B shares.  As a result of this sale, the Company no longer owns any Visa Class B shares.  The carrying value of the Visa Class B shares on the Company’s balance sheet was nominal as the Bank had no other historical cost basis in the shares.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $171,879 and $159,527 as of June 30, 2021 and December 31, 2020, respectively.

Securities with unrealized losses at June 30, 2021 and December 31, 2020 not recognized in income are set forth in the tables below, segregated by securities with maturities of 12 months or less and securities with maturities of more than 12 months:

June 30, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$25,292	$(151)	$—	$—	$25,292	$(151)
Obligations of states and political subdivisions	6,428	(65)	—	—	6,428	(65)
Mortgage-backed securities in gov’t sponsored entities	77,314	(239)	2,633	(57)	79,947	(296)
Total temporarily impaired	$109,034	$(455)	$2,633	$(57)	$111,667	$(512)

December 31, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,501	$(5)	$126	$(1)	$6,627	$(6)
Obligations of states and political subdivisions	1,874	(1)	—	—	1,874	(1)
Mortgage-backed securities in gov’t sponsored entities	5,755	(28)	—	—	5,755	(28)
Total temporarily impaired	$14,130	$(34)	$126	$(1)	$14,256	$(35)

At June 30, 2021, there were a total of 25 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and six-months ended June 30, 2021 and 2020, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities during the period	$53	$(5)	$141	$(146)
Less: Net losses realized on the sale of equity securities during the period	—	—	—	6
Unrealized gains (losses) recognized on equity securities held at reporting date	$53	$(5)	$141	$(140)

(4) Loans

Loan balances were as follows:

	June 30, 2021	December 31, 2020
Commercial & Agriculture	$328,871	$409,876
Commercial Real Estate- Owner Occupied	271,667	278,413
Commercial Real Estate- Non-Owner Occupied	762,983	705,072
Residential Real Estate	426,731	442,588
Real Estate Construction	188,368	175,609
Farm Real Estate	28,616	33,102
Consumer and Other	11,960	12,842
Total loans	2,019,196	2,057,502
Allowance for loan losses	(26,197)	(25,028)
Net loans	$1,992,999	$2,032,474

Included in Commercial & Agriculture loans above are $153,007 and $217,295 of Paycheck Protection Program (“PPP”) loans as of June 30, 2021 and December 31, 2020, respectively.

Included in total loans above are net deferred loan fees of $6,848 and $5,998 at June 30, 2021 and December 31, 2020, respectively.  Included in net deferred loan fees as of June 30, 2021 and December 31, 2020 are $5,855 and $5,194, respectively, of net deferred loans fees from PPP loans.

Paycheck Protection Program

In response to the novel COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, Civista processed over 2,300 PPP loans totaling $268.3 million.

The Consolidated Appropriations Act 2021, was signed into law on December 27, 2020 to provide an additional funding of $284.5 billion under the PPP and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofit, and Venues Act (the “Relief Act”). This additional funding was made available from original PPP lenders on January 19, 2021.  As required by the Relief Act, on January 7, 2021, the SBA issued additional guidance (the “SBA Guidance”) providing additional details on certain changes to the existing PPP structure and the new PPP Second Draw Loan, and the PPP Second Draw Loan applications were released on January 11, 2021.

Funds provided under the Relief Act are earmarked both for first time PPP borrowers (subject to original PPP eligibility and limits) as well as ‘Second Draw’ loans for borrowers that already received an original PPP loan.  Additional Second Draw eligibility requirements are: (1) entities must have no more than 300 employees, (2) entities must have suffered a 25% of more reduction in gross revenues between comparable quarters in 2019 and 2020, (3) some entities previously excluded are eligible for

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

this round, such as local TV, newspaper, and radio, and (4) loan size limited to 2.5 times average monthly payroll with a maximum allowable amount of $2 million.

During the six months ended June 30, 2021, Civista received SBA approval on, and funded, 1,340 PPP loans totaling $131,109 under the Relief Act.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $26,197 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2021. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three- and six-months ended June 30, 2021 and 2020.

Allowance for loan losses:

For the three months ended June 30, 2021	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,360	$(15)	$18	$(43)	$2,320
Commercial Real Estate:
Owner Occupied	4,049	—	—	(22)	4,027
Non-Owner Occupied	13,209	—	4	333	13,546
Residential Real Estate	2,509	—	37	(15)	2,531
Real Estate Construction	2,902	—	—	(725)	2,177
Farm Real Estate	283	—	3	4	290
Consumer and Other	170	(10)	27	15	202
Unallocated	651	—	—	453	1,104
Total	$26,133	$(25)	$89	$—	$26,197

For the three months ended June 30, 2021, the Company provided $0 to the allowance for loan losses.  The decrease in the provision in the first quarter of 2021, as compared to the first quarter of 2020, was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations during the first six months of 2021 have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.

During the three months ended June 30, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates. Loan balances decreased mainly from Civista’s participation in the PPP loan program.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances, classified loans and loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by decreases in classified loan balances and loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in balances of substandard classified loan balances, offset by higher loan balances.  This was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2021.

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

For the three months ended June 30, 2020, the Company provided $3,486 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts from the COVID-19 pandemic during the first quarter of 2020 included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.

For the three months ended June 30, 2020, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participation in the PPP loan program. In the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the six months ended June 30, 2021	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,810	$(15)	$163	$(638)	$2,320
Commercial Real Estate:
Owner Occupied	4,057	—	6	(36)	4,027
Non-Owner Occupied	12,451	—	11	1,084	13,546
Residential Real Estate	2,484	(37)	179	(95)	2,531
Real Estate Construction	2,439	—	1	(263)	2,177
Farm Real Estate	338	—	6	(54)	290
Consumer and Other	209	(19)	44	(32)	202
Unallocated	240	—	—	864	1,104
Total	$25,028	$(71)	$410	$830	$26,197

For the six months ended June 30, 2021, the Company provided $830 to the allowance for loan losses.  The decrease in the provision in the first six months of 2021 as compared to the same period of 2020, was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations during the six months of 2021 have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.

For the six months ended June 30, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates.  Loan balances decreased mainly from Civista’s participated in the PPP loan program.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances and classified loan balances. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by a decrease in classified loan balances and by a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in loss rates on substandard classified loan balances, represented by a decrease in the provision.  The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances.  The result was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2021.

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

For the six months ended June 30, 2020, the Company provided $5,612 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic during the first six months of 2020 included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.

For the six months ended June 30, 2020, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participated in the PPP loan program, offset by a decrease in loss rates.  In the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances and a decrease in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2021 and December 31, 2020.

June 30, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,320	$2,320
Commercial Real Estate:
Owner Occupied	—	8	4,019	4,027
Non-Owner Occupied	—	—	13,546	13,546
Residential Real Estate	—	18	2,513	2,531
Real Estate Construction	—	—	2,177	2,177
Farm Real Estate	—	—	290	290
Consumer and Other	—	—	202	202
Unallocated	—	—	1,104	1,104
Total	$—	$26	$26,171	$26,197
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$328,871	$328,871
Commercial Real Estate:
Owner Occupied	—	299	271,368	271,667
Non-Owner Occupied	—	30	762,953	762,983
Residential Real Estate	379	557	425,795	426,731
Real Estate Construction	—	—	188,368	188,368
Farm Real Estate	—	592	28,024	28,616
Consumer and Other	—	—	11,960	11,960
Total	$379	$1,478	$2,017,339	$2,019,196

December 31, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$73	$2,737	$2,810
Commercial Real Estate:
Owner Occupied	—	5	4,052	4,057
Non-Owner Occupied	—	—	12,451	12,451
Residential Real Estate	—	29	2,455	2,484
Real Estate Construction	—	—	2,439	2,439
Farm Real Estate	—	—	338	338
Consumer and Other	—	—	209	209
Unallocated	—	—	240	240
Total	$—	$107	$24,921	$25,028
Outstanding loan balances:
Commercial & Agriculture	$—	$74	$409,802	$409,876
Commercial Real Estate:
Owner Occupied	—	980	277,433	278,413
Non-Owner Occupied	—	48	705,024	705,072
Residential Real Estate	388	946	441,254	442,588
Real Estate Construction	—	—	175,609	175,609
Farm Real Estate	—	618	32,484	33,102
Consumer and Other	—	—	12,842	12,842
Total	$388	$2,666	$2,054,448	$2,057,502

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of June 30, 2021 and December 31, 2020. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$321,890	$2,466	$4,515	$—	$328,871
Commercial Real Estate:
Owner Occupied	255,219	6,744	9,704	—	271,667
Non-Owner Occupied	676,152	50,669	36,162	—	762,983
Residential Real Estate	77,427	739	4,595	—	82,761
Real Estate Construction	172,910	279	491	—	173,680
Farm Real Estate	26,882	211	1,523	—	28,616
Consumer and Other	824	—	24	—	848
Total	$1,531,304	$61,108	$57,014	$—	$1,649,426

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$401,636	$4,472	$3,768	$—	$409,876
Commercial Real Estate:
Owner Occupied	248,316	19,429	10,668	—	278,413
Non-Owner Occupied	604,909	58,270	41,893	—	705,072
Residential Real Estate	81,409	668	5,524	—	87,601
Real Estate Construction	158,207	962	492	—	159,661
Farm Real Estate	30,486	216	2,400	—	33,102
Consumer and Other	833	—	33	—	866
Total	$1,525,796	$84,017	$64,778	$—	$1,674,591

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2021 and December 31, 2020 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

June 30, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$343,970	$14,688	$11,112	$369,770
Nonperforming	—	—	—	—
Total	$343,970	$14,688	$11,112	$369,770

December 31, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$354,987	$15,948	$11,976	$382,911
Nonperforming	—	—	—	—
Total	$354,987	$15,948	$11,976	$382,911

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2021 and December 31, 2020.

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$11	$20	$—	$31	$328,840	$—	$328,871	$—
Commercial Real Estate:
Owner Occupied	233	—	60	293	271,374	—	271,667	—
Non-Owner Occupied	—	—	5	5	762,978	—	762,983	—
Residential Real Estate	361	378	721	1,460	424,892	379	426,731	—
Real Estate Construction	—	—	—	—	188,368	—	188,368	—
Farm Real Estate	—	—	—	—	28,616	—	28,616	—
Consumer and Other	50	—	10	60	11,900	—	11,960	—
Total	$655	$398	$796	$1,849	$2,016,968	$379	$2,019,196	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$117	$25	$50	$192	$409,684	$—	$409,876	$—
Commercial Real Estate:
Owner Occupied	—	4	102	106	278,307	—	278,413	—
Non-Owner Occupied	—	—	6	6	705,066	—	705,072	—
Residential Real Estate	1,059	867	1,314	3,240	438,960	388	442,588	—
Real Estate Construction	—	—	—	—	175,609	—	175,609	—
Farm Real Estate	—	—	4	4	33,098	—	33,102	—
Consumer and Other	59	1	16	76	12,766	—	12,842	—
Total	$1,235	$897	$1,492	$3,624	$2,053,490	$388	$2,057,502	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Commercial & Agriculture	$548	$139
Commercial Real Estate:
Owner Occupied	292	964
Non-Owner Occupied	5	6
Residential Real Estate	3,126	3,893
Real Estate Construction	6	7
Farm Real Estate	70	85
Consumer and Other	22	31
Total	$4,069	$5,125

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2021, TDRs accounted for $26 of the allowance for loan losses. As of December 31, 2020, TDRs accounted for $35 of the allowance for loan losses.

There were no loans modified as TDRs during the three-and six-month periods ended June 30, 2021 or 2020.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three- and six-month periods ended June 30, 2021 and June 30, 2020, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan Modifications/Troubled Debt Restructurings

In the second quarter of 2020, in the initial days of the pandemic, Civista booked 90-day payment modifications on 813 loans totaling $431.3 million.  Additional 90-day modifications were extended on 100 loans totaling $124.4 million.  Both deferral programs primarily consisted of the deferral of principal and/or interest payments.  All such modified loans were performing at December 31, 2019 and comply with the provisions of the CARES Act to not be considered a troubled debt restructuring.

As of June 30, 2021, Civista has 34 loans totaling $50,436 that remain on a CARES Act modification.  Details with respect to loan modifications that remain on deferred status are as follows:

Type of Loan	Number of Loans	Balance	Percent of Loans Outstanding
		(In thousands)
Commercial & Agriculture	13	$4,222	0.21%
Commercial Real Estate:
Owner Occupied	5	8,185	0.41%
Non-Owner Occupied	15	37,544	1.86%
Real Estate Construction	1	485	0.02%
Total	34	$50,436	2.50%

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding purchased-credit impaired (“PCI”) loans, with the associated allowance amount, if applicable, as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$86	$86		$757	$757
Non-Owner Occupied	30	30		48	48
Residential Real Estate	526	551		915	940
Farm Real Estate	592	592		618	618
Total	1,234	1,259		2,338	2,363
With an allowance recorded:
Commercial & Agriculture	—	—	$—	74	74	$73
Commercial Real Estate:
Owner Occupied	213	213	8	223	223	5
Residential Real Estate	31	35	18	31	35	29
Total	244	248	26	328	332	107
Total:
Commercial & Agriculture	—	—	—	74	74	73
Commercial Real Estate:
Owner Occupied	299	299	8	980	980	5
Non-Owner Occupied	30	30	—	48	48	—
Residential Real Estate	557	586	18	946	975	29
Farm Real Estate	592	592	—	618	618	—
Total	$1,478	$1,507	$26	$2,666	$2,695	$107

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and six-month periods ended June 30, 2021 and 2020.

	June 30, 2021		June 30, 2020
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Real Estate—Owner Occupied	$304	$5	$409	$7
Commercial Real Estate—Non-Owner Occupied	34	—	369	5
Residential Real Estate	563	8	1,462	11
Farm Real Estate	599	6	659	6
Total	$1,500	$19	$2,899	$29

	June 30, 2021		June 30, 2020
For the six months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$25	$—	$122	$4
Commercial Real Estate—Owner Occupied	529	11	415	14
Commercial Real Estate—Non-Owner Occupied	39	1	371	10
Residential Real Estate	690	16	1,563	24
Farm Real Estate	605	12	662	13
Total	$1,888	$40	$3,133	$65

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended June 30, 2021	For the Three-Month Period Ended June 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$224	$206
Acquisition of PCI loans	—	—
Accretion	(55)	(7)
Transfer from non-accretable to accretable	55	6
Balance at end of period	$224	$205

	For the Six-Month Period Ended June 30, 2021	For the Six-Month Period Ended June 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$225	$255
Acquisition of PCI loans	—	—
Accretion	(56)	(169)
Transfer fron non-accretable to accretable	55	119
Balance at end of period	$224	$205

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2021	At December 31, 2020
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$622	$687
Carrying amount	379	388

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2021 or December 31, 2020.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2021, there were no foreclosed assets included in Other assets.  As of December 31, 2020, there were $31 of foreclosed assets included in Other assets. As of June 30, 2021 and December 31, 2020, the Company had initiated formal foreclosure procedures on $495 and $741, respectively, of consumer residential mortgages.

(6) Accumulated Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended June 30, 2021 and June 30, 2020.

	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$16,332	$(6,763)	$9,569	$15,840	$(5,952)	$9,888
Other comprehensive income before reclassifications	2,059	—	2,059	3,709	—	3,709
Amounts reclassified from accumulated other comprehensive income	1	64	65	—	57	57
Net current-period other comprehensive income	2,060	64	2,124	3,709	57	3,766
Ending balance	$18,392	$(6,699)	$11,693	$19,549	$(5,895)	$13,654

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended June 30, 2021 and June 30, 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$(1)	$—	Net loss on sale of securities
Tax effect	—	—	Income tax expense
	(1)	—
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(81)	(72)	Other operating expenses
Tax effect	17	15	Income tax expense
	(64)	(57)
Total reclassifications for the period	$(65)	$(57)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the six month periods ended June 30, 2021 and June 30, 2020.

	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$21,447	$(6,828)	$14,619	$12,883	$(6,009)	$6,874
Other comprehensive income before reclassifications	(3,057)	—	(3,057)	6,666	—	6,666
Amounts reclassified from accumulated other comprehensive income	2	129	131	—	114	114
Net current-period other comprehensive income	(3,055)	129	(2,926)	6,666	114	6,780
Ending balance	$18,392	$(6,699)	$11,693	$19,549	$(5,895)	$13,654

(a)Amounts in parentheses indicate debits on the Consolidated Balance Sheets

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2021 and June 30, 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$(2)	$—	Net gain (loss) on sale of securities
Tax effect	—	—	Income tax expense
	(2)	—
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(163)	(145)	Other operating expenses
Tax effect	34	31	Income tax expense
	(129)	(114)
Total reclassifications for the period	$(131)	$(114)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended June 30, 2021 and December 31, 2020.

Acquired intangible assets, other than goodwill, as of June 30, 2021 and December 31, 2020 were as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$8,527	$3,143	$5,384	$8,527	$2,698	$5,829
Total amortized intangible assets	$8,527	$3,143	$5,384	$8,527	$2,698	$5,829

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1)	Excludes fully amortized intangible assets. Certain fully amortized assets were removed from the 2020 presentation.

Aggregate core deposit intangible amortization expense was $223, $228, $445 and $459 for the three- and six-months ended June 30, 2021 and 2020, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance as of June 30, 2021 and March 31, 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan Servicing Rights:
Balance at Beginning of Period	$2,224	$1,556	$2,246	$1,562
Additions	204	437	398	543
Disposals	—	—	—	—
Amortized to expense	(148)	(155)	(292)	(226)
Other charges	—	—	—	—
Change in valuation allowance	465	(121)	393	(162)
Balance at End of Period	$2,745	$1,717	$2,745	$1,717

Valuation allowance:
Balance at Beginning of Period	$276	$143	$204	$102
Additions expensed	—	121	72	162
Reductions credited to operations	(465)	—	(465)	—
Direct write-offs	—	—	—	—
Balance at End of Period	$(189)	$264	$(189)	$264

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2021	$67	$445	$512
2022	133	868	1,001
2023	132	841	973
2024	131	804	935
2025	131	708	839
Thereafter	2,151	1,718	3,869
	$2,745	$5,384	$8,129

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At June 30, 2021		At December 31, 2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$—
Interest rate on balance	—	—	—	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2021	2020	2020	2021	2021	2020	2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$—	$—	$3,100	$—	$—	$37,000	$102,700
Average balance	—	—	—	34	—	—	305	16,391
Average rate paid	—	—	—	0.30%	—	—	1.98%	1.64%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2021.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2021 and December 31, 2020. All of the repurchase agreements are overnight agreements.

	June 30, 2021	December 31, 2020
Securities pledged for repurchase agreements:
U.S. Treasury securities	$7,306	$899
Obligations of U.S. government agencies	17,610	28,015
Total securities pledged	$24,916	$28,914
Gross amount of recognized liabilities for repurchase agreements	$24,916	$28,914
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities.  Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.  The Company had no dilutive securities for the three- and six-months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic
Net income	$9,164	$6,504	$19,922	$14,337
Less allocation of earnings and dividends to participating securities	42	22	76	38
Net income available to common shareholders—basic	$9,122	$6,482	$19,846	$14,299
Weighted average common shares outstanding	15,602,329	16,044,125	15,734,226	16,280,935
Less average participating securities	72,563	54,274	59,995	43,693
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,529,766	15,989,851	15,674,231	16,237,242
Earnings per common share:
Basic	$0.59	$0.41	$1.27	$0.88
Diluted	0.59	0.41	1.27	0.88

The presentation for earnings per common share for prior periods was revised to present under the two-class method.  Earnings per common share for prior periods was not impacted.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2021 and December 31, 2020:

	Contract Amount
	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$33,617	$465,458	$38,474	$427,864
Overdraft protection	7	42,608	6	41,707
Letters of credit	615	885	615	986
	$34,239	$508,951	$39,095	$470,557

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at June 30, 2021 and from 3.50% to 8.00% at December 31, 2020. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on June 30, 2021 and December 31, 2020.

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

Net periodic pension cost was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	95	121	190	242
Expected return on plan assets	(160)	(187)	(320)	(374)
Other components	81	72	163	145
Net periodic pension cost	$16	$6	$33	$13

The Company does not expect to make any contribution to its pension plan in 2021. The Company made no contribution to its pension plan in 2020.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 151,892 shares available for future grants under this plan at June 30, 2021.

No options were granted under the 2014 Incentive Plan during the periods ended June 30, 2021 and 2020.

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

On May 28, 2021, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 8,792 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2022 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $196.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and six-month periods ended June 30, 2021:

	Three months ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	73,138	$20.13	54,274	$20.90
Granted	—	—	39,139	19.17
Vested	—	—	(20,275)	20.35
Forfeited	(1,067)	19.56	(1,067)	19.56
Nonvested at end of period	72,071	$20.13	72,071	$20.13

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of June 30, 2021:

At June 30, 2021
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 20, 2017	1,198	$14	0.50
April 10, 2018	3,114	46	1.50
March 14, 2019	3,401	32	0.50
March 14, 2019	6,560	99	2.50
March 14, 2020	9,139	135	1.50
March 14, 2020	10,390	172	3.50
March 3, 2021	16,277	259	4.50
March 3, 2021	21,992	364	2.50
	72,071	$1,121	2.80

The Company recorded $135 and $99, of share-based compensation expense during the three months ended June 30, 2021 and 2020, respectively.  During the six months ended June 30, 2021 and 2020, $260 and $223 of share-based compensation expense was recorded, respectively. The Company recorded $196 of director retainer fees for shares granted under the 2014 Incentive Plan during the three months ended June 30, 2021. At June 30, 2021, the total compensation cost related to unvested awards not yet recognized is $1,121, which is expected to be recognized over the weighted average remaining life of the grants of 2.80 years.

(13) Fair Value Measurement

The Company uses a fair value hierarchy to measure fair value. This hierarchy describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; and Level 3: Significant unobservable inputs that reflect the Company’s own view about the assumptions that market participants would use in pricing an asset.

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

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at June 30, 2021 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$56,403	$—
Obligations of states and political subdivisions	—	237,969	—
Mortgage-backed securities in government sponsored entities	—	163,432	—
Total securities available for sale	—	457,804	—
Equity securities	—	1,027	—
Swap asset	—	14,521	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$14,563	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,745
Impaired loans	—	—	11

	Fair Value Measurements at December 31, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$21,693	$—
Obligations of states and political subdivisions	—	229,012	—
Mortgage-backed securities in government sponsored entities	—	112,759	—
Total securities available for sale	—	363,464	—
Equity securities	—	886	—
Swap asset	—	21,700	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	21,764	—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,246
Impaired loans	—	—	1
Other real estate owned	—	—	31

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 Months	24 Months
Mortgage Servicing Rights	$2,745	Discounted Cash Flow	Constant Prepayment Rate	9.5% - 30%	17%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1	Appraisal of collateral	Appraisal adjustments	0% - 30%	19%
			Holding period	23 months	23 months
Other real estate owned	$31	Appraisal of collateral	Appraisal adjustments	10%	10%
Mortgage Servicing Rights	$2,246	Discounted Cash Flow	Constant Prepayment Rate	12% - 50%	22%
			Discount Rate	12%	12%

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2021 are as follows:

June 30, 2021	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$245,306	$245,306	$245,306	$—	$—
Other securities	20,537	20,537	20,537	—	—
Loans, held for sale	6,618	6,751	6,751	—	—
Loans, net of allowance	1,992,999	2,015,558	—	—	2,015,558
Bank owned life insurance	46,467	46,467	46,467	—	—
Accrued interest receivable	8,123	8,123	8,123	—	—
Financial Liabilities:
Nonmaturing deposits	2,143,535	2,143,535	2,143,535	—	—
Time deposits	259,457	260,455	—	—	260,455
Long-term FHLB advances	75,000	80,862	—	—	80,862
Securities sold under agreement to repurchase	24,916	24,916	24,916	—	—
Subordinated debentures	29,427	29,986	—	—	29,986
Accrued interest payable	152	152	152	—	—

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

The following table summarizes the Company’s interest rate swap positions as of June 30, 2021.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$242,087	$14,521
Derivative Liabilities	Swap liabilities	(242,087)	(14,563)
Net Exposure		$—	$(42)

The following table summarizes the Company’s interest rate swap positions as of December 31, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$244,748	$21,700
Derivative Liabilities	Swap liabilities	(244,748)	(21,764)
Net Exposure		$—	$(64)

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

At June 30, 2021, the Company had cash and securities with a fair value of $7,930 and $7,089, respectively, pledged for collateral on its interest rate swaps with third party financial institutions. At December 31, 2020, the Company had cash and

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

securities with a fair value of $11,300 and $11,705, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $11,506 and $11,911, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,649 and $5,944 at June 30, 2021 and December 31, 2020, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.  Other assets and Accrued expenses and other liabilities were revised at December 31, 2020 to reflect the unfunded commitments of $5,944.

During the three months ended June 30, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $202 and $164, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $338 and $301, respectively.  During the six months ended June 30, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $405 and $333, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $676 and $584, respectively. During the three- and six-months ended June 30, 2021 and 2020, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges	$1,317	$930	$2,573	$2,398
ATM/Interchange fees	1,373	1,149	2,620	2,043
Wealth management fees	1,188	904	2,334	1,910
Tax refund processing fees	475	475	2,375	2,375
Other	265	149	677	419
Noninterest Income (in-scope of Topic 606)	4,618	3,607	10,579	9,145
Noninterest Income (out-of-scope of Topic 606)	4,407	3,247	7,636	4,585
Total Noninterest Income	$9,025	$6,854	$18,215	$13,730

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2021 compared to December 31, 2020, and the consolidated results of operations for the three- and six-month periods ended June 30, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, adverse affects from the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease; changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers’ operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; the transition away from LIBOR as a reference rate for financial contracts; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; operational risks; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at June 30, 2021 were $2,924,643 compared to $2,768,862 at December 31, 2020, an increase of $155,781, or 5.6%. The increase in total assets was due to increases in cash and cash equivalents of $105,784, accompanied by other increases in securities available for sale and other assets of $94,340 and $3,069, respectively, partially offset by decreases in loans and swap assets of $39,475 and $7,179, respectively. Total liabilities at June 30, 2021 were $2,572,230 compared to $2,418,754 at December 31, 2020, an increase of $153,476, or 6.3%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts and interest-bearing demand accounts of $132,915 and $80,679, respectively, partially offset by decreases in long-term Federal Home Loan advances and swap liabilities of $50,000 and $7,201, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020	$ Change	% Change
Commercial & Agriculture	$328,871	$409,876	$(81,005)	-19.8%
Commercial Real Estate—Owner Occupied	271,667	278,413	(6,746)	-2.4%
Commercial Real Estate—Non-Owner Occupied	762,983	705,072	57,911	8.2%
Residential Real Estate	426,731	442,588	(15,857)	-3.6%
Real Estate Construction	188,368	175,609	12,759	7.3%
Farm Real Estate	28,616	33,102	(4,486)	-13.6%
Consumer and Other	11,960	12,842	(882)	-6.9%
Total loans	2,019,196	2,057,502	(38,306)	-1.9%
Allowance for loan losses	(26,197)	(25,028)	(1,169)	4.7%
Net loans	$1,992,999	$2,032,474	$(39,475)	-1.9%

Included in Commercial & Agriculture loans above as of June 30, 2021 is $153,007 of PPP loans.

Net loans have decreased $39,475 or 1.9% since December 31, 2020. The Commercial Real Estate – Non-Owner Occupied and Real Estate Construction loan portfolios increased $57,911 and $12,759, respectively, since December 31, 2020, while the Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Residential Real Estate, Farm Real Estate and Consumer and Other loan portfolios decreased $81,005, $6,746, $15,857, $4,486 and $882, respectively, since December 31, 2020.  At June 30, 2021, the net loan to deposit ratio was 82.9% compared to 92.8% at December 31, 2020. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

During the first six months of 2021, provisions made to the allowance for loan losses totaled $830, compared to a provision of $5,612 during the same period in 2020. The decrease in provision was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations in the first six months of 2021 have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  Economic impacts related to the COVID-19 pandemic since March 2020 include the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain. Net recoveries for the first six months of 2021 totaled $339, compared to net recoveries of $41 in the first six months of 2020. For the first six months of 2021, the Company charged off a total of eleven loans. Four Residential Real Estate loans totaling $37, one Commercial and Agriculture loan totaling $15 and six Consumer and Other loans totaling $19 were charged off in the first six months of the year. In addition, during the first six months of 2021, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $163, Commercial Real Estate – Owner Occupied loans of $6, Commercial Real Estate – Non-Owner Occupied loans of $11, Residential Real Estate loans of $179, Real Estate Construction loans of $1, Farm Real Estate loans of $6 and Consumer and Other loans of $44. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $1,056 since December 31, 2020, which was due to a decrease in loans on nonaccrual status of $1,056. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.30% at June 30, 2021 and 1.22% at December 31, 2020.

The available for sale security portfolio increased by $94,340, from $363,464 at December 31, 2020 to $457,804 at June 30, 2021.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2021, the Company was in compliance with all pledging requirements.

Premises and equipment, net, increased $237 from December 31, 2020 to June 30, 2021. The increase is the result of new purchases of $1,217, offset by depreciation of $980.

Bank owned life insurance (BOLI) increased $491 from December 31, 2020 to June 30, 2021. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $7,179 from December 31, 2020 to June 30, 2021.  The decrease of $7,179 is primarily the result of a decrease in market value.

Other assets increased $3,069 from December 31, 2020 to June 30, 2021.  The increase is the result of a $1,000 refund receivable related to an alternative minimum tax (AMT) credit refundable under the CARES Act and an increase in prepaid expenses of $1,695.

Total deposits as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand	$853,724	$720,809	$132,915	18.4%
Interest-bearing demand	480,281	410,139	70,142	17.1%
Savings and money market	809,530	771,612	37,918	4.9%
Time deposits	259,457	286,838	(27,381)	-9.5%
Total Deposits	$2,402,992	$2,189,398	$213,594	9.8%

Total deposits at June 30, 2021 increased $213,594 from year-end 2020. Noninterest-bearing deposits increased $132,915 from year-end 2020, while interest-bearing deposits, including savings and time deposits, increased $80,679 from December 31, 2020. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $50,828. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2020 over the next two quarters.  In addition, business demand deposit and public fund demand deposit accounts increased $61,065 and $12,163, respectively.  Much of the increase in business demand deposit accounts resulted from customer deposits of PPP loan proceeds.  The increase in interest-bearing deposits was primarily due to an increase in non-public interest-bearing demand and public fund interest-bearing demand accounts of $26,726 and $47,649, respectively, accompanied by a decrease in Jumbo Now accounts of $3,201.  Statement savings, money market savings and public fund money market savings increased by $40,889, $26,652 and $14,776, respectively, accompanied by decreases in business money market savings and brokered money market savings accounts of $7,074 and $40,141, respectively. Time certificates over $250, time certificates, Jumbo time certificates and public fund time deposit decreased $7,128, $6,973, $4,999 and $9,753, respectively.  The year-to-date average balance of total deposits increased $501,329 compared to the average balance for the same period in 2020 mainly due to increases in noninterest-bearing business demand accounts of $106,743, accompanied by increases in non-public interest-bearing demand, savings and money markets and public funds interest-bearing demand of $56,713, $146,068 and

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

$47,356, respectively.  In addition, the average balance of time deposits decreased $8,386 as compared to the same period in 2020.

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $3,998 from December 31, 2020 to June 30, 2021.

Long-term Federal Home Loan advances decreased $50,000 from December 31, 2020 to June 30, 2021.  During the second quarter of 2021, the Company prepaid a $50,000 advance with a rate of 2.05% and a remaining maturity of approximately 8 years at a pre-tax loss of approximately $3,717.  The prepayment penalty of $3,717 was recorded in other operating expenses on the Consolidated Statements of Operations.

Swap liabilities decreased $7,201 from December 31, 2020 to June 30, 2021.  The decrease of $7,201 is primarily the result of a decrease in market value.

Shareholders’ equity at June 30, 2021 was $352,413, or 12.0% of total assets, compared to $350,108, or 12.7% of total assets, at December 31, 2020. The increase was the result of net income of $19,922, a decrease in the Company’s pension liability, net of tax, of $129, offset by a decrease in the fair value of securities available for sale, net of tax, of $3,055, dividends on common shares of $3,792 and the purchase of treasury shares of $11,355.

Total outstanding common shares at June 30, 2021 were 15,434,592, which decreased from 15,898,032 common shares outstanding at December 31, 2020. Common shares outstanding decreased as a result of 510,304 common shares being repurchased by the Company at an average repurchase price of $22.25.  The Company repurchased 239,536 common shares pursuant to a stock repurchase program announced on May 4, 2020 and 265,703 common shares pursuant to a stock repurchase program announced on April 20, 2021.  An additional 5,065 common shares were surrendered to pay taxes upon vesting of restricted shares and the forfeiture of 1,067 restricted common shares.  The repurchase plan publicly-announced on May 4, 2020 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 20, 2021.  The repurchase plan publicly-announced on April 20, 2020 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 19 2022.  The repurchase of common shares was offset by the grant of 39,139 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 8,792 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The Company had net income of $9,164 for the three months ended June 30, 2021, an increase of $2,660 from net income of $6,504 for the same three months of 2020. Basic earnings per common share were $0.59 for the quarter ended June 30, 2021, compared to $0.41 for the same period in 2020. Diluted earnings per common share were $0.59 for the quarter ended June 30, 2021, compared to $0.41 for the same period in 2020. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2021 was $23,841, an increase of $1,766 from $22,075 for the same three months of 2020. This increase is the result of an increase of $914 in total interest income with a decrease of $852 in interest expense. Interest-earning assets averaged $2,776,131 during the three months ended June 30, 2021, an increase of $248,125 from $2,528,006 for the same period of 2020.  The Company’s average interest-bearing liabilities increased from $1,619,603 during the three months ended June 30, 2020 to $1,737,886 during the three months ended June 30, 2021.  The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2021 and 2020 was 3.53% and 3.61%, respectively.

Total interest income was $25,498 for the three months ended June 30, 2021, an increase of $914 from $24,584 of total interest income for the same period in 2020.  The increase in interest income is attributable to an increase of $1,040 in interest and fees on loans, which resulted from an increase in the average balance of loans. The average balance of loans increased by $81,815 or 4.1% to $2,054,784 for the three months ended June 30, 2021 as compared to $1,972,969 for the same period in 2020.  The loan yield increased to 4.42% for the three months ended June 30, 2021, from 4.41% for the same period in 2020.  During the quarter, the average balance of PPP loans was $207,511.  These loans had an average yield of 6.34%, which includes the amortization of PPP fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities decreased $129 to $1,230 for the three months ended June 30, 2021, compared to $1,359 for the same period in 2020.  The average balance of taxable securities increased $18,598 to $204,554 for the three months ended June 30, 2021 as compared to $185,956 for the same period in 2020.  The yield on taxable securities decreased 59 basis points to 2.47% for 2021, compared to 3.06% for 2020.  Interest on tax-exempt securities decreased $16 to $1,525 for the three months ended June 30, 2021, compared to $1,541 for the same period in 2020.  The average balance of tax-exempt securities increased $8,058 to $208,940 for the three months ended June 30, 2020 as compared to $200,882 for the same period in 2020.  The yield on tax-exempt securities decreased 15 basis points to 4.04% for 2021, compared to 4.19% for 2020 due to the impact of lower interest rates in 2021 as compared to the same period of 2020.

Interest expense decreased $852, or 34.0%, to $1,657 for the three months ended June 30, 2021, compared with $2,509 for the same period in 2020.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended June 30, 2021, the average balance of interest-bearing liabilities increased $118,283 to $1,737,886, as compared to $1,619,603 for the same period in 2020.  Interest incurred on deposits decreased by $666 to $1,136 for the three months ended June 30, 2021, compared to $1,802 for the same period in 2020.  Although the average balance of interest-bearing deposits increased to $263,286 for the three months ended June 30, 2021 as compared to the same period in 2020, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.17% in 2020 to 0.10% in 2021.  The rate paid on time deposits decreased from 1.89% to 1.19% in 2021.  Interest expense incurred on FHLB advances and subordinated debentures decreased 26.1% from 2020.  The average balance on FHLB balances decreased $23,111 for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of the prepayment of a long-term advance.  In addition, the rate paid on subordinated debentures decreased 90 basis points for the three months ended June 30, 2021 as compared to the same period in 2020.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2021 and 2020. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2021			2020
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,054,784	$22,653	4.42%	$1,972,969	$21,613	4.41%
Taxable securities	204,554	1,230	2.47%	185,956	1,359	3.06%
Tax-exempt securities	208,940	1,525	4.04%	200,882	1,541	4.19%
Interest-bearing deposits in other banks	307,853	90	0.12%	168,199	71	0.17%
Total interest-earning assets	$2,776,131	$25,498	3.77%	$2,528,006	$24,584	4.01%
Noninterest-earning assets:
Cash and due from financial institutions	45,626			84,961
Premises and equipment, net	22,375			22,535
Accrued interest receivable	8,463			9,312
Intangible assets	84,638			84,906
Other assets	37,173			43,297
Bank owned life insurance	46,305			45,334
Less allowance for loan losses	(26,580)			(17,098)
Total Assets	$2,994,131			$2,801,253
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,310,998	$334	0.10%	$1,027,678	$439	0.17%
Time	269,624	802	1.19%	289,658	1,363	1.89%
Short-term FHLB advances	—	—	0.00%	34	—	0.00%
Long-term FHLB advances	101,923	330	1.30%	125,000	447	1.44%
Other borrowings	—	—	0.00%	124,819	4	0.01%
Subordinated debentures	29,427	185	2.52%	29,427	250	3.42%
Repurchase Agreements	25,914	6	0.09%	22,987	6	0.10%
Total interest-bearing liabilities	$1,737,886	$1,657	0.38%	$1,619,603	$2,509	0.62%
Noninterest-bearing deposits	867,561			790,891
Other liabilities	39,428			60,235
Shareholders’ Equity	349,256			330,524
Total Liabilities and Shareholders’ Equity	$2,994,131			$2,801,253
Net interest income and interest rate spread		$23,841	3.39%		$22,075	3.39%
Net interest margin			3.53%			3.61%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $406 and $413 for the periods ended June 30, 2021 and 2020, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2021 and 2020.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$901	$139	$1,040
Taxable securities	146	(275)	(129)
Tax-exempt securities	38	(54)	(16)
Interest-bearing deposits in other banks	46	(27)	19
Total interest income	$1,131	$(217)	$914
Interest expense:
Demand and savings	$101	$(206)	$(105)
Time	(89)	(472)	(561)
Short-term FHLB advances	—	—	—
Long-term FHLB advances	(77)	(40)	(117)
Other borrowings	(4)	—	(4)
Subordinated debentures	—	(65)	(65)
Repurchase agreements	1	(1)	—
Total interest expense	$(68)	$(784)	$(852)
Net interest income	$1,199	$567	$1,766

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $0 and $3,486 during the quarters ended June 30, 2021 and 2020. The decrease in the provision in the second quarter of 2021 was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in the first six months of 2021 have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of the pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the three-month periods ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
	2021	2020	$ Change	% Change
Service charges	$1,317	$930	$387	41.6%
Net gain on sale of securities	1,784	—	1,784	0.0%
Net gain (loss) on equity securities	53	(5)	58	1160.0%
Net gain on sale of loans	2,218	2,261	(43)	-1.9%
ATM/Interchange fees	1,373	1,149	224	19.5%
Wealth management fees	1,188	904	284	31.4%
Bank owned life insurance	248	240	8	3.3%
Tax refund processing fees	475	475	—	0.0%
Swap fees	17	764	(747)	-97.8%
Other	352	136	216	158.8%
Total noninterest income	$9,025	$6,854	$2,171	31.7%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended June 30, 2021 was $9,025, an increase of $2,171, or 31.7%, from $6,854 for the same period of 2020. The increase was primarily due to increases in service charges, net gain on sale of securities, net gain on equity securities, ATM/Interchange fees, wealth management fees and other, offset by a decrease in swap fees.  Service charges increased as a result of higher overdraft fees and service charges.  During the second quarter of 2020, Civista waived service fees on deposit accounts of $93.  In addition, overdraft fees are rebounding to pre-pandemic levels.  Net gain on sale of securities increased as a result of the sale of Visa Class B shares.  Net gain on equity securities increased as a result of market value increases.  ATM/Interchange fees increased as a result of increased transaction volume and incentives.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $230 and $54, respectively. Trust income increased as a result of new accounts and market conditions while brokerage income has increased due to volume of business.  Other income increased due to increases in wire transfer fees, amortization of mortgage servicing rights and merchant credit card fees.  Swap fees decreased due to the volume of swaps performed during the quarter ended June 30, 2021 as compared to the same period of 2020.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $475 for each of the three months ended June 30, 2021 and 2020.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
	2021	2020	$ Change	% Change
Compensation expense	$11,406	$10,597	$809	7.6%
Net occupancy expense	1,007	1,064	(57)	-5.4%
Equipment expense	482	507	(25)	-4.9%
Contracted data processing	490	475	15	3.2%
FDIC assessment	322	156	166	106.4%
State franchise tax	471	475	(4)	-0.8%
Professional services	741	883	(142)	-16.1%
Amortization of intangible assets	223	228	(5)	-2.2%
ATM/Interchange expense	656	331	325	98.2%
Marketing	343	339	4	1.2%
Software maintenance expense	545	407	138	33.9%
Other	5,781	2,652	3,129	118.0%
Total noninterest expense	$22,467	$18,114	$4,353	24.0%

Noninterest expense for the three months ended June 30, 2021 was $22,467, an increase of $4,353, or 24.0%, from $18,114 reported for the same period of 2020. The primary reasons for the increase were increases in compensation expense, FDIC assessment, ATM/Interchange expense, software maintenance expense and other expenses, offset by a decrease in expense for professional services. The increase in compensation expense was due to increased salary and salary based expenses, commission and incentive based costs and employee insurance costs.  The quarter-over-quarter increase in FDIC assessments was attributable to small bank assessment credits applied to the 2020 assessments not repeated in 2021.  The quarter-over-quarter increase in ATM/Interchange expense is the result of an increase in volume of transactions and a settlement received in the second quarter of 2020.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and new maintenance contracts. The quarter-over-quarter increase in other expense is due to the prepayment expense of $3,717 related to the early payoff of an FHLB long-term advance, offset by a credit to the valuation adjustment for mortgage servicing rights.  Professional services decreased due to a decrease in consulting fees related to cost savings initiatives and customer service programs the Company was undertaking during 2020.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended June 30, 2021 totaled $1,235, up $410 compared to the same period in 2020. The effective tax rates for the three-month periods ended June 30, 2021 and 2020 were 11.9% and 11.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Six Months Ended June 30, 2021 and 2020

The Company had net income of $19,922 for the six months ended June 30, 2021, an increase of $5,585 from net income of $14,337 for the same six months of 2020. Basic earnings per common share were $1.27 for the period ended June 30, 2021, compared to $0.88 for the same period in 2020. Diluted earnings per common share were $1.27 for the period ended June 30, 2021, compared to $0.88 for the same period in 2020. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2021 was $47,669, an increase of $3,479 from $44,190 in the same six months of 2020.  This increase is the result of an increase of $1,638 in total interest income with a decrease of $1,841 in interest expense.  Interest-earning assets averaged $2,890,755 during the six months ended June 30, 2021, an increase of $510,667 from $2,380,088 for the same period of 2020.  The Company’s average interest-bearing liabilities increased from $1,502,552 for the first six months of 2020 to $1,728,179 for the same period in 2021.  The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2021 and 2020 was 3.41% and 3.84%, respectively.

Total interest income increased $1,638 to $51,224 for the period ended June 30, 2021, which is attributable to an increase of $2,150 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans increased by $212,734, or 11.5%, to $2,062,061 for the period ended June 30, 2021, as compared to $1,849,327 for the period ended June 30, 2020.  The loan yield decreased to 4.44% for 2021, from 4.71% in 2020.  During the six months ended June 30, 2021, the average balance of PPP loans was $228,102.  These loans had an average yield of 6.22%, which includes the amortization of PPP fees.

Interest on taxable securities decreased $270 to $2,505 for the period ended June 30, 2021, compared to $2,775 for the same period in 2020.  The average balance of taxable securities increased $2,949 to $189,729 for the period ended June 30, 2021 as compared to $186,780 for the period ended June 30, 2020.  The yield on taxable securities decreased 35 basis points to 2.75% for 2021, compared to 3.10% for 2020.  Interest on tax-exempt securities decreased $9 to $3,044 for the period ended June 30, 2021, compared to $3,053 for the same period in 2020.  The average balance of tax-exempt securities increased $9,027 to $208,260 for the period ended June 30, 2021 as compared to $199,233 for the period ended June 30, 2020.  The yield on tax-exempt securities decreased 13 basis points to 4.08% for 2021, compared to 4.21% for 2020.

Interest on interest-bearing deposits in other banks decreased $233 to $239 for the period ended June 30, 2021, compared to $472 for the same period in 2020.  The average balance of interest-bearing deposits in other banks increased $285,957 to $430,705 for the period ended June 30, 2021 as compared to $144,748 for the period ended June 30, 2020.  The yield on interest-bearing deposits in other banks decreased 55 basis points to 0.11% for 2021, compared to 0.66% for 2020.

Interest expense decreased $1,841, or 34.1%, to $3,555 for the period ended June 30, 2021, compared with $5,396 for the same period in 2020.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities accompanied by a decrease in rate.  For the period ended June 30, 2021, the average balance of interest-bearing liabilities increased $225,627 to $1,728,179, as compared to $1,502,552 for the period ended June 30, 2020.  Interest incurred on deposits decreased by $1,391 to $2,396 for the period ended June 30, 2021, compared to $3,787 for the same period in 2020. Although the average balance of interest-bearing deposits increased by $310,359 for the period ended June 30, 2021 as compared to the same period in 2020, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.22% in 2020 to 0.11% in 2021.  The rate paid on time deposits decreased from 1.93% to 1.25% in 2021.  Interest expense incurred on FHLB advances and subordinated debentures decreased 28.0% from 2020.  The average balance on FHLB balances decreased $27,993 as a result of the prepayment of a long-term advance for the period ended June 30, 2021 as compared to the same period in 2020, while the rate paid decreased 8 basis points.  In addition, the rate paid on subordinated debentures decreased 131 basis points for the period ended June 30, 2021 as compared to the same period in 2020. The average balance of other borrowings decreased $62,410 for the period ended June 30, 2021 as compared to the same period in 2020 as a result of the Company’s repayment of the Paycheck Protection Program Liquidity Facility.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2021 and 2020. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2021			2020
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,062,061	$45,436	4.44%	$1,849,327	$43,286	4.71%
Taxable securities	189,729	2,505	2.75%	186,780	2,775	3.10%
Tax-exempt securities	208,260	3,044	4.08%	199,233	3,053	4.21%
Interest-bearing deposits in other banks	430,705	239	0.11%	144,748	472	0.66%
Total interest-earning assets	$2,890,755	$51,224	3.66%	$2,380,088	$49,586	4.30%
Noninterest-earning assets:
Cash and due from financial institutions	39,777			126,655
Premises and equipment, net	22,442			22,636
Accrued interest receivable	8,515			8,031
Intangible assets	84,749			84,994
Other assets	37,157			36,229
Bank owned life insurance	46,185			45,210
Less allowance for loan losses	(26,087)			(16,013)
Total Assets	$3,103,493			$2,687,830
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,280,030	$677	0.11%	$961,285	$1,044	0.22%
Time	276,793	1,719	1.25%	285,179	2,743	1.93%
Short-term FHLB advance	—	—	—	16,391	134	1.64%
Long-term FHLB advance	113,398	774	1.38%	125,000	894	1.44%
Other borrowings	—	—	—	62,410	4	0.01%
Federal funds purchased	—	—	—	305	3	1.98%
Subordinated debentures	29,427	371	2.54%	29,427	563	3.85%
Repurchase Agreements	28,531	14	0.10%	22,555	11	0.10%
Total interest-bearing liabilities	$1,728,179	$3,555	0.41%	$1,502,552	$5,396	0.72%
Noninterest-bearing deposits	986,185			795,215
Other liabilities	39,690			58,500
Shareholders’ Equity	349,439			331,563
Total Liabilities and Shareholders’ Equity	$3,103,493			$2,687,830
Net interest income and interest rate spread		$47,669	3.25%		$44,190	3.58%
Net interest margin			3.41%			3.84%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $814 and $819 for the periods ended June 30, 2021 and 2020, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2021 and 2020. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,786	$(2,636)	$2,150
Taxable securities	54	(324)	(270)
Tax-exempt securities	95	(104)	(9)
Interest-bearing deposits in other banks	388	(621)	(233)
Total interest income	$5,323	$(3,685)	$1,638
Interest expense:
Demand and savings	$276	$(643)	$(367)
Time	(78)	(946)	(1,024)
Short-term FHLB advance	(134)	—	(134)
Long-term FHLB advance	(80)	(40)	(120)
Other borrowings	(4)	—	(4)
Federal funds purchased	(3)	—	(3)
Subordinated debentures	—	(192)	(192)
Repurchase agreements	3	—	3
Total interest expense	$(20)	$(1,821)	$(1,841)
Net interest income	$5,343	$(1,864)	$3,479

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $830 and $5,612 during the periods ended June 31, 2021 and 2020. The decrease in the provision in the second quarter of 2021 was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in the first six months of 2021 have created some level of optimism in the business community, we remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of the pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.  Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the six-month periods ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020	$ Change	% Change
Service charges	$2,573	$2,398	$175	7.3%
Net gain on sale of securities	1,783	—	1,783	0.0%
Net gain (loss) on equity securities	141	(146)	287	-196.6%
Net gain on sale of loans	4,963	3,088	1,875	60.7%
ATM/Interchange fees	2,620	2,043	577	28.2%
Wealth management fees	2,334	1,910	424	22.2%
Bank owned life insurance	491	490	1	0.2%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	94	1,102	(1,008)	-91.5%
Other	841	470	371	78.9%
Total noninterest income	$18,215	$13,730	$4,485	32.7%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six months ended June 31, 2021 was $18,215, an increase of $4,485, or 32.7%, from $13,730 for the same period of 2020. The increase was primary due to increases in net gain (loss) on equity securities of $287, net gain on sale of securities of $1,783, net gain on sale of loans of $1,875, ATM/Interchange fees of $577, wealth management fees of $424 and other income of $371, which was offset by a decrease in swap fees of $1,008.  Net gain on sale of securities increased as a result of the sale of Visa Class B shares.  Net gain (loss) on equity securities increased as a result of market value increases.  Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold.  During the six-months ended June 30, 2020, 752 loans were sold, totaling $147,841.  During the six-months ended June 30, 2020, 658 loans were sold, totaling $126,828.  ATM/Interchange fees increased as a result of increased transaction fees and MasterCard fees.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $343 and $81, respectively. Trust income increased as a result of new accounts and market conditions while brokerage income has increased due to volume of business.  Swap fees decreased due to the volume of swaps performed during the six-months ended June 30, 2021 as compared to the same period of 2020.  Other income increased due to increases in wire transfer fees, the amortization of mortgage servicing rights, merchant credit card fees and gains on the sale of OREO properties.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,375 for each of the six months ended June 30, 2021 and 2020.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the six-month periods ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020	$ Change	% Change
Compensation expense	$23,188	$21,468	$1,720	8.0%
Net occupancy expense	2,231	2,040	191	9.4%
Equipment expense	896	1,013	(117)	-11.5%
Contracted data processing	933	925	8	0.9%
FDIC assessment	582	243	339	139.5%
State franchise tax	1,096	967	129	13.3%
Professional services	1,479	1,620	(141)	-8.7%
Amortization of intangible assets	445	459	(14)	-3.1%
ATM/Interchange expense	1,249	778	471	60.5%
Marketing	641	695	(54)	-7.8%
Software maintenance expense	1,053	844	209	24.8%
Other operating expenses	8,064	4,918	3,146	64.0%
Total noninterest expense	$41,857	$35,970	$5,887	16.4%

Noninterest expense for the six months ended June 30, 2021 was $41,857, an increase of $5,887, or 16.4%, from $35,970 reported for the same period of 2020. The primary reasons for the increase were increases in compensation expenses of $1,720, FDIC assessments of $339, state franchise tax of $129, ATM/Interchange expense of $471, software maintenance expense of $209 and other operating expenses of $3,146.  The increase in compensation expense was due to increased payroll, overtime pay, 401k expenses, payroll taxes and commission and incentive based costs.  Payroll and payroll related expenses increased due to annual pay increases and increases in commission based costs are a result of increased loan activity.  The year-over-year increase in FDIC assessments was attributable to small bank assessment credits applied to the 2020 assessments.  The state franchise tax increase is related to $172 of additional taxes paid on the Company’s 2019 franchise tax return as a result of findings from a State of Ohio audit.  The increase in ATM/Interchange expense is primarily due to increased transaction fees and a settlement received in the second quarter of 2020.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and new maintenance contracts.  The increase in other operating expense is primarily due to the prepayment expense of $3,717 related to the early payoff of an FHLB long-term advance, offset by a credit to the valuation adjustment for mortgage servicing rights.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the six months ended June 30, 2021 totaled $3,275, up $1,274 compared to the same period in 2020. The effective tax rates for the six-month periods ended June 30, 2021 and 2020 were 14.1% and 12.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the six-months ended June 30, 2021, as compared to the same period in 2020.

Capital Resources

Shareholders’ equity totaled $352,413 at June 30, 2021 compared to $350,108 at December 31, 2020. Shareholders’ equity was impacted by net income of $19,922, a $129 net decrease in the Company’s pension liability, which was offset by and a decrease in the fair value of securities available for sale, net of tax, of $3,055, dividends on common stock of $3,792 and the Company’s repurchase of common shares during the period, which totaled $11,355.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2021 and December 31, 2020 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2021	15.9%	14.6%	13.2%	9.9%
Company Ratios—December 31, 2020	16.0%	14.7%	13.2%	10.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. Securities, with maturities of one year or less, totaled $12,246, or 2.7% of the total security portfolio at June 30, 2021. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19,996 and $11,590 for the six months ended June 30, 2021 and 2020, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash used by investing activities was $58,661 and $326,182 for the six months ended June 30, 2021 and 2020, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $144,449 and $462,577 for the six months ended June 30, 2021 and 2020, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2020, Civista had total credit availability with the FHLB of $602,978 with standby letters of credit totaling $23,300 and a remaining borrowing capacity of approximately $504,678. In addition, CBI maintains a credit line totaling $10,000.

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

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, issue policy statements and guidance on sound practices for managing interest-rate risk, which form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The guidance also outlines fundamental elements of sound management and discusses the importance of these elements in the context of managing interest-rate risk. The guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2020 and June 30, 2021, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at June 30, 2021 and December 31, 2020.

The Company had derivative financial instruments as of December 31, 2020 and June 30, 2021. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2021			December 31, 2020
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	509,917	32,307	7%	515,754	44,930	10%
+100bp	496,630	19,020	4%	503,010	32,186	7%
Base	477,610	—	—	470,824	—	—
-100bp	515,533	37,923	8%	501,686	30,862	7%
-200bp	551,942	74,332	16%	527,360	56,536	12%

The change in net portfolio value from December 31, 2020 to June 30, 2021, can be attributed to a couple of factors.  The yield curve has shifted up and steepened on the short end from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has increased, but the mix has shifted toward cash.  Both the increase in loans and cash are primarily a result of PPP loans and the proceeds of those loans on deposit, respectively.  Cash also increased as a result of the tax refund processing program, as it does each year in the first half of the year.  The volume and mix of liabilities has shifted toward deposits and away from certificates of deposit and other borrowings.  Deposits increased as a result of PPP loan proceeds on deposit and also as a result of the influx of cash due to the tax refund processing program.  The mix shifts from the end of the year led to a small increase in the base net portfolio value.  Generally, assets have shifted toward less volatile components while liabilities have shifted toward more volatile components.  Combined, this led to a small increase in volatility.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of assets would increase faster than the market value of liabilities, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2021, were effective.

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

CHANGES IN THE FEDERAL, STATE, OR LOCAL TAX LAWS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

On March 31, 2021, the President unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan.  The plan is in the early stages of the legislative process.  If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2021, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	125,437	$20.90	125,437	$11,951,125
May 1, 2021 - May 31, 2021	69,589	$22.97	69,589	$10,352,845
June 1, 2021 - June 30, 2021	128,586	$22.62	128,586	$7,443,773
Total	323,612	$22.80	323,612	$7,443,773

On April 21, 2021, the Company announced the implementation of a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is April 19, 2022.  A total of 265,703 common shares had been repurchased for an aggregate purchase price of $6,056,227 as of June 30, 2021 under the repurchase program.  On May 4, 2020, the Company announced the implementation of a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The plan expired on April 20, 2021.  A total of 394,483 common shares had been repurchased for an aggregate purchase price of $7,212,622 under the repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (Unaudited) for the three- and six-months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three- and six-months ended June 30, 2021 and 2020; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three-and six-months ended June 30, 2021 and 2020; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 9, 2021
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	August 9, 2021
Todd A. Michel	Date
Senior Vice President, Controller