Form 10-Q
period 2021-09-30
CIVISTA BANCSHARES, INC.
filed 2021-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 4, 2021—15,025,972 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2021
	(Unaudited)	December 31, 2020
ASSETS
Cash and due from financial institutions	$246,165	$128,222
Restricted cash	7,000	11,300
Cash and cash equivalents	253,165	139,522
Securities available for sale	498,149	363,464
Equity securities	1,077	886
Loans held for sale	5,810	7,001
Loans, net of allowance of $26,568 and $25,028	1,978,246	2,032,474
Other securities	17,011	20,537
Premises and equipment, net	22,716	22,580
Accrued interest receivable	7,728	9,421
Goodwill	76,851	76,851
Other intangible assets, net	7,738	8,075
Bank owned life insurance	46,728	45,976
Swap assets	12,858	21,700
Other assets	24,159	20,375
Total assets	$2,952,236	$2,768,862
LIABILITIES
Deposits
Noninterest-bearing	$832,492	$720,809
Interest-bearing	1,602,274	1,468,589
Total deposits	2,434,766	2,189,398
Long-term Federal Home Loan Bank advances	75,000	125,000
Securities sold under agreements to repurchase	23,331	28,914
Subordinated debentures	29,427	29,427
Swap liabilities	12,858	21,764
Accrued expenses and other liabilities	28,404	24,251
Total liabilities	2,603,786	2,418,754
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 17,711,815 shares issued at September 30, 2021 and 17,664,951 shares issued at December 31, 2020, including Treasury Shares	277,627	277,039
Retained earnings	116,680	93,048
Treasury shares, 2,681,843 common shares at September 30, 2021 and 1,766,919 common shares at December 31, 2020, at cost	(55,155)	(34,598)
Accumulated other comprehensive income	9,298	14,619
Total shareholders’ equity	348,450	350,108
Total liabilities and shareholders’ equity	$2,952,236	$2,768,862

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$22,704	$21,638	$68,140	$64,924
Taxable securities	1,423	1,325	3,928	4,100
Tax-exempt securities	1,555	1,536	4,599	4,589
Deposits in other banks	102	59	341	531
Total interest and dividend income	25,784	24,558	77,008	74,144
Interest expense
Deposits	970	1,631	3,366	5,418
Federal Home Loan Bank advances	194	452	968	1,480
Subordinated debentures	182	194	553	757
Securities sold under agreements to repurchase and other	5	275	19	293
Total interest expense	1,351	2,552	4,906	7,948
Net interest income	24,433	22,006	72,102	66,196
Provision for loan losses	—	2,250	830	7,862
Net interest income after provision for loan losses	24,433	19,756	71,272	58,334
Noninterest income
Service charges	1,519	1,414	4,092	3,812
Net gain on sale of securities	4	92	1,787	92
Net gain (loss) on equity securities	50	20	191	(126)
Net gain on sale of loans	1,612	2,413	6,575	5,501
ATM/Interchange fees	1,330	1,183	3,950	3,226
Wealth management fees	1,236	1,006	3,570	2,916
Bank owned life insurance	261	243	752	733
Tax refund processing fees	—	—	2,375	2,375
Swap fees	41	158	135	1,260
Other	373	257	1,214	727
Total noninterest income	6,426	6,786	24,641	20,516
Noninterest expense
Compensation expense	11,390	10,595	34,578	32,063
Net occupancy expense	985	1,010	3,216	3,050
Equipment expense	444	494	1,340	1,507
Contracted data processing	429	415	1,362	1,340
FDIC assessment	247	288	829	531
State franchise tax	511	427	1,607	1,394
Professional services	776	669	2,255	2,289
Amortization of intangible assets	223	227	668	686
ATM/Interchange expense	594	538	1,843	1,316
Marketing	359	361	1,000	1,056
Software maintenance expense	819	506	1,872	1,350
Other operating expenses	2,677	2,197	10,741	7,115
Total noninterest expense	19,454	17,727	61,311	53,697
Income before taxes	11,405	8,815	34,602	25,153
Income tax expense	1,763	1,133	5,038	3,134
Net Income	$9,642	$7,682	$29,564	$22,019
Earnings per common share, basic	$0.64	$0.48	$1.90	$1.36
Earnings per common share, diluted	$0.64	$0.48	$1.90	$1.36
Weighted average common shares, basic	15,096,162	15,991,270	15,479,424	16,154,652
Weighted average common shares, diluted	15,096,162	15,991,270	15,479,424	16,154,652

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$9,642	$7,682	$29,564	$22,019
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(3,107)	948	(6,977)	9,386
Tax effect	652	(199)	1,465	(1,971)
Reclassification of gains recognized in net income	(4)	(92)	(2)	(92)
Tax effect	—	19	—	19
Pension liability adjustment	81	72	244	217
Tax effect	(17)	(15)	(51)	(46)
Total other comprehensive income (loss)	(2,395)	733	(5,321)	7,513
Comprehensive income	$7,247	$8,415	$24,243	$29,532

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413
Net Income	—	—	9,642	—	—	9,642
Other comprehensive income	—	—	—	—	(2,395)	(2,395)
Stock-based compensation	—	132	—	—	—	132
Common stock dividends ($0.14 per share)	—	—	(2,140)	—	—	(2,140)
Purchase of common stock	(404,620)	—	—	(9,202)	—	(9,202)
Balance, September 30, 2021	15,029,972	$277,627	$116,680	$(55,155)	$9,298	$348,450

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2020	16,052,979	$276,841	$78,712	$(32,594)	$13,654	$336,613
Net Income	—	—	7,682	—	—	7,682
Other comprehensive income	—	—	—	—	733	733
Stock-based compensation	—	99	—	—	—	99
Common stock dividends ($0.11 per share)	—	—	(1,766)	—	—	(1,766)
Purchase of common stock	(107,500)	—	—	(1,306)	—	(1,306)
Balance, September 30, 2020	15,945,479	$276,940	$84,628	$(33,900)	$14,387	$342,055

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	29,564	—	—	29,564
Other comprehensive loss	—	—	—	—	(5,321)	(5,321)
Stock-based compensation	46,864	588	—	—	—	588
Common stock dividends ($0.38 per share)	—	—	(5,932)	—	—	(5,932)
Purchase of common stock	(914,924)	—	—	(20,557)	—	(20,557)
Balance, September 30, 2021	15,029,972	$277,627	$116,680	$(55,155)	$9,298	$348,450

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2019	16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net Income	—	—	22,019	—	—	22,019
Other comprehensive income	—	—	—	—	7,513	7,513
Stock-based compensation	41,245	518	—	—	—	518
Common stock dividends ($0.33 per share)	—	—	(5,365)	—	—	(5,365)
Purchase of common stock	(783,308)	—	—	(12,756)	—	(12,756)
Balance, September 30, 2020	15,945,479	$276,940	$84,628	$(33,900)	$14,387	$342,055

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Net cash from operating activities	$34,295	$25,301
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	43,277	38,869
Purchases of securities, available-for-sale	(184,119)	(39,144)
Proceeds from sale of securities available for sale	—	1,455
Purchase of other securities	—	(257)
Redemption of other securities	3,526	—
Sale of equity securities	—	247
Net loan repayments (originations)	54,926	(339,683)
Proceeds from sale of other real estate owned properties	118	—
Proceeds from sale of premises and equipment	13	12
Premises and equipment purchases	(1,689)	(1,780)
Net cash used for investing activities	(83,948)	(340,281)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(50,000)	—
Net change in short-term FHLB advances	—	(101,500)
Proceeds from other borrowings	—	183,695
Increase in deposits	245,368	390,005
Increase (decrease) in securities sold under repurchase agreements	(5,583)	7,139
Purchase of treasury shares	(20,557)	(12,756)
Common dividends paid	(5,932)	(5,365)
Net cash provided by financing activities	163,296	461,218
Increase in cash and cash equivalents	113,643	146,238
Cash and cash equivalents at beginning of period	139,522	48,535
Cash and cash equivalents at end of period	$253,165	$194,773
Cash paid during the period for:
Interest	$4,995	$7,733
Income taxes	4,690	4,595
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	26	—
Transfer of premises to held-for-sale	73	—
Change in fair value of swap asset	8,906	(15,809)
Change in fair value of swap liability	(8,906)	15,809
Securities purchased not settled	3,857	—

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations and changes in cash flows for the periods ended September 30, 2021 and 2020 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2020 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Civista has two loan concentrations, one is to Lessors of Non-Residential Buildings and Dwellings totaling $572,533, or 28.4% of total loans, as of September 30, 2021, and the other is to Lessors of Residential Buildings and Dwellings totaling $290,758, or 14.4% of total loans, as of September 30, 2021. These segments of the loan portfolio have been underwritten, monitored and managed by experienced commercial bankers. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform.  The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform.  The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is working through this transition via a multi-disciplinary project team.  We are still evaluating the impact the change from LIBOR to a benchmark like SOFR or Prime Rate will have on our financial condition, results of operations or cash flows.

Other recent ASU’s issued by the FASB did not, or are not believed by management to have, a material effect on the Company’s present or future Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$53,247	$186	$(156)	$53,277
Obligations of states and political subdivisions	240,179	17,086	(550)	256,715
Mortgage-backed securities in government sponsored entities	184,553	3,974	(370)	188,157
Total debt securities	$477,979	$21,246	$(1,076)	$498,149

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$21,479	$220	$(6)	$21,693
Obligations of states and political subdivisions	208,013	21,000	(1)	229,012
Mortgage-backed securities in government sponsored entities	106,824	5,963	(28)	112,759
Total debt securities	$336,316	$27,183	$(35)	$363,464

The amortized cost and fair value of securities at September 30, 2021, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$9,132	$9,172
Due after one year through five years	31,533	31,732
Due after five years through ten years	45,283	47,236
Due after ten years	207,478	221,852
Mortgage-backed securities	184,553	188,157
Total securities available for sale	$477,979	$498,149

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sale proceeds	$—	$1,455	$1,785	$1,455
Gross realized gains	—	94	1,785	94
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	4	(2)	2	(2)

During the second quarter of 2021, the Company recorded a $1.785 million gain on the sale of its 7,361 shares of Visa Class B shares.  As a result of this sale, the Company no longer owns any Visa Class B shares.  The carrying value of the Visa Class B shares on the Company’s balance sheet was nominal as the Bank had no other historical cost basis in the shares.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $174,794 and $159,527 as of September 30, 2021 and December 31, 2020, respectively.

Securities with unrealized losses at September 30, 2021 and December 31, 2020 not recognized in income are set forth in the tables below, segregated by securities with maturities of 12 months or less and securities with maturities of more than 12 months:

September 30, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$23,327	$(119)	$2,048	$(37)	$25,375	$(156)
Obligations of states and political subdivisions	36,646	(550)	—	—	36,646	(550)
Mortgage-backed securities in gov’t sponsored entities	72,464	(282)	3,521	(88)	75,985	(370)
Total temporarily impaired	$132,437	$(951)	$5,569	$(125)	$138,006	$(1,076)

December 31, 2020	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,501	$(5)	$126	$(1)	$6,627	$(6)
Obligations of states and political subdivisions	1,874	(1)	—	—	1,874	(1)
Mortgage-backed securities in gov’t sponsored entities	5,755	(28)	—	—	5,755	(28)
Total temporarily impaired	$14,130	$(34)	$126	$(1)	$14,256	$(35)

At September 30, 2021, there were a total of 60 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and nine-months ended September 30, 2021 and 2020, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities during the period	$50	$20	$191	$(126)
Less: Net losses realized on the sale of equity securities during the period	—	—	—	6
Unrealized gains (losses) recognized on equity securities held at reporting date	$50	$20	$191	$(120)

(4) Loans

Loan balances were as follows:

	September 30, 2021	December 31, 2020
Commercial & Agriculture	$276,741	$409,876
Commercial Real Estate- Owner Occupied	292,725	278,413
Commercial Real Estate- Non-Owner Occupied	788,898	705,072
Residential Real Estate	424,553	442,588
Real Estate Construction	179,491	175,609
Farm Real Estate	30,147	33,102
Consumer and Other	12,259	12,842
Total loans	2,004,814	2,057,502
Allowance for loan losses	(26,568)	(25,028)
Net loans	$1,978,246	$2,032,474

Included in Commercial & Agriculture loans above are $83,287 and $217,295 of Paycheck Protection Program (“PPP”) loans as of September 30, 2021 and December 31, 2020, respectively.

Included in total loans above are net deferred loan fees of $4,444 and $5,998 at September 30, 2021 and December 31, 2020, respectively.  Included in net deferred loan fees as of September 30, 2021 and December 31, 2020 are $3,340 and $5,194, respectively, of net deferred loans fees from PPP loans.

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

The Consolidated Appropriations Act 2021, was signed into law on December 27, 2020 to provide an additional funding of $284.5 billion under the PPP and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofit, and Venues Act (the “Relief Act”). This additional funding was made available from original PPP lenders on January 19, 2021.  As required by the Relief Act, on January 7, 2021, the SBA issued additional guidance (the “SBA Guidance”) providing additional details on certain changes to the existing PPP structure and the new PPP Second Draw Loans, and the PPP Second Draw Loan applications were released on January 11, 2021. The deadline (as extended) for submitting applications for PPP Second Draw Loans was May 31, 2021.

Funds provided under the Relief Act were earmarked both for first time PPP borrowers (subject to original PPP eligibility and limits) as well as ‘Second Draw’ Loans for borrowers that already received an original PPP loan.  Additional Second Draw

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

eligibility requirements were as follows: (1) entities must have no more than 300 employees, (2) entities must have suffered a 25% of more reduction in gross revenues between comparable quarters in 2019 and 2020, (3) some entities previously excluded are eligible for this round, such as local TV, newspaper, and radio, and (4) loan size limited to 2.5 times average monthly payroll with a maximum allowable amount of $2 million.

During the nine months ended September 30, 2021, Civista received SBA approval on, and funded, 1,340 PPP loans totaling $131,109 under the Relief Act.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $26,568 adequate to cover loan losses inherent in the loan portfolio, at

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

September 30, 2021. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three- and nine-months ended September 30, 2021 and 2020.

Allowance for loan losses:

For the three months ended September 30, 2021	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,320	$—	$1	$191	$2,512
Commercial Real Estate:
Owner Occupied	4,027	—	—	389	4,416
Non-Owner Occupied	13,546	—	381	(757)	13,170
Residential Real Estate	2,531	(77)	53	89	2,596
Real Estate Construction	2,177	—	—	282	2,459
Farm Real Estate	290	—	3	15	308
Consumer and Other	202	—	10	—	212
Unallocated	1,104	—	—	(209)	895
Total	$26,197	$(77)	$448	$—	$26,568

For the three months ended September 30, 2021, the Company provided $0 to the allowance for loan losses, as compared to a provision of $2,250 for the three months ended September 30, 2020.  The decrease in the provision in the third quarter of 2021, as compared to the third quarter of 2020, was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in 2021 have created some level of optimism in the business community, there remains uncertainty due to the continued concern over increased infections from the Delta variant of COVID.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.

During the three months ended September 30, 2021, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in non-PPP loan balances. Commercial and Agriculture loan balances decreased during the quarter mainly from Civista’s participation in the PPP loan program.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, offset by a decrease in classified loans balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to decreases in classified loan balances and loss rates, offset by an increase in general reserves required as a result of an increase in loan balances.  This was represented as a decrease in the provision.  The allowance for Residential Real Estate loans increased due to an increase in loss rates for this type of loan. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates on substandard classified loan balances, offset by lower loan balances.  This was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2021.

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

For the three months ended September 30, 2020, the Company provided $2,250 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic, as well as the significant increase in classified assets during the quarter, particularly in the special mention category. Economic impacts from the COVID-19 pandemic during the three months ended September 30, 2020 included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.

For the three months ended September 30, 2020, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loan balances. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, increased loan balances and loss rates and by increased classified and non-accrual loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and by an increase in classified loans.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates on classified loans, represented by an increase in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at September 30, 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2021	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,810	$(15)	$164	$(447)	$2,512
Commercial Real Estate:
Owner Occupied	4,057	—	6	353	4,416
Non-Owner Occupied	12,451	—	392	327	13,170
Residential Real Estate	2,484	(114)	232	(6)	2,596
Real Estate Construction	2,439	—	1	19	2,459
Farm Real Estate	338	—	9	(39)	308
Consumer and Other	209	(19)	54	(32)	212
Unallocated	240	—	—	655	895
Total	$25,028	$(148)	$858	$830	$26,568

For the nine months ended September 30, 2021, the Company provided $830 to the allowance for loan losses, as compared to a provision of $7,862 for the nine months ended September 30, 2020.  The decrease in the provision in the first nine months of 2021 as compared to the same period of 2020, was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in 2021 have created some level of optimism in the business community, there remains uncertainty due to the continued concern over increased infections from the Delta variant of COVID.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges business face in today’s environment.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.

For the nine months ended September 30, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates.  Commercial & Agriculture loan balances decreased during the period mainly from Civista’s participation in the PPP loan program.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, offset by decreases in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by a decrease in classified loan balances and by a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances, represented by an increase in the provision.  The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances.  The result was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2021.

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

For the nine months ended September 30, 2020, the Company provided $7,862 to the allowance for loan losses.  The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic during the nine months ended September 30, 2020 included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.

The allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participation in the PPP loan program, offset by a decrease in loss rates, resulting in an increase in the provision.  PPP loans are eligible for a 100% guaranty by the SBA.  However, in the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty.  The reserve percentage for PPP loans is substantially less than the other loans in this segment resulting in an overall decrease in the reserve percentage.  The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances, an increase in classified and non-accrual loans and an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, an increase in classified loans, offset by a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances and loss rates, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances and an increase in loss rates on classified loans, represented by an increase in the provision.  The allowance for Farm Real Estate loans increased due to an increase in general reserves required as a result of an increase in loan balances.  The result was represented as an increase in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at September 30, 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2021 and December 31, 2020.

September 30, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,512	$2,512
Commercial Real Estate:
Owner Occupied	—	55	4,361	4,416
Non-Owner Occupied	—	—	13,170	13,170
Residential Real Estate	—	18	2,578	2,596
Real Estate Construction	—	—	2,459	2,459
Farm Real Estate	—	—	308	308
Consumer and Other	—	—	212	212
Unallocated	—	—	895	895
Total	$—	$73	$26,495	$26,568
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$276,741	$276,741
Commercial Real Estate:
Owner Occupied	—	205	292,520	292,725
Non-Owner Occupied	—	—	788,898	788,898
Residential Real Estate	296	545	423,712	424,553
Real Estate Construction	—	—	179,491	179,491
Farm Real Estate	—	522	29,625	30,147
Consumer and Other	—	—	12,259	12,259
Total	$296	$1,272	$2,003,246	$2,004,814

December 31, 2020	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$73	$2,737	$2,810
Commercial Real Estate:
Owner Occupied	—	5	4,052	4,057
Non-Owner Occupied	—	—	12,451	12,451
Residential Real Estate	—	29	2,455	2,484
Real Estate Construction	—	—	2,439	2,439
Farm Real Estate	—	—	338	338
Consumer and Other	—	—	209	209
Unallocated	—	—	240	240
Total	$—	$107	$24,921	$25,028
Outstanding loan balances:
Commercial & Agriculture	$—	$74	$409,802	$409,876
Commercial Real Estate:
Owner Occupied	—	980	277,433	278,413
Non-Owner Occupied	—	48	705,024	705,072
Residential Real Estate	388	946	441,254	442,588
Real Estate Construction	—	—	175,609	175,609
Farm Real Estate	—	618	32,484	33,102
Consumer and Other	—	—	12,842	12,842
Total	$388	$2,666	$2,054,448	$2,057,502

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of September 30, 2021 and December 31, 2020. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$273,617	$1,700	$1,424	$—	$276,741
Commercial Real Estate:
Owner Occupied	279,409	5,120	8,196	—	292,725
Non-Owner Occupied	706,117	45,334	37,447	—	788,898
Residential Real Estate	75,337	266	4,387	—	79,990
Real Estate Construction	162,772	268	457	—	163,497
Farm Real Estate	28,711	206	1,230	—	30,147
Consumer and Other	913	—	21	—	934
Total	$1,526,876	$52,894	$53,162	$—	$1,632,932

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$401,636	$4,472	$3,768	$—	$409,876
Commercial Real Estate:
Owner Occupied	248,316	19,429	10,668	—	278,413
Non-Owner Occupied	604,909	58,270	41,893	—	705,072
Residential Real Estate	81,409	668	5,524	—	87,601
Real Estate Construction	158,207	962	492	—	159,661
Farm Real Estate	30,486	216	2,400	—	33,102
Consumer and Other	833	—	33	—	866
Total	$1,525,796	$84,017	$64,778	$—	$1,674,591

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2021 and December 31, 2020 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$344,563	$15,994	$11,325	$371,882
Nonperforming	—	—	—	—
Total	$344,563	$15,994	$11,325	$371,882

December 31, 2020	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$354,987	$15,948	$11,976	$382,911
Nonperforming	—	—	—	—
Total	$354,987	$15,948	$11,976	$382,911

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2021 and December 31, 2020.

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$400	$—	$—	$400	$276,341	$—	$276,741	$—
Commercial Real Estate:
Owner Occupied	—	10	575	585	292,140	—	292,725	430
Non-Owner Occupied	—	—	4	4	788,894	—	788,898	—
Residential Real Estate	147	248	766	1,161	423,096	296	424,553	—
Real Estate Construction	—	—	—	—	179,491	—	179,491	—
Farm Real Estate	—	—	—	—	30,147	—	30,147	—
Consumer and Other	87	4	9	100	12,159	—	12,259	—
Total	$634	$262	$1,354	$2,250	$2,002,268	$296	$2,004,814	$430

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$117	$25	$50	$192	$409,684	$—	$409,876	$—
Commercial Real Estate:
Owner Occupied	—	4	102	106	278,307	—	278,413	—
Non-Owner Occupied	—	—	6	6	705,066	—	705,072	—
Residential Real Estate	1,059	867	1,314	3,240	438,960	388	442,588	—
Real Estate Construction	—	—	—	—	175,609	—	175,609	—
Farm Real Estate	—	—	4	4	33,098	—	33,102	—
Consumer and Other	59	1	16	76	12,766	—	12,842	—
Total	$1,235	$897	$1,492	$3,624	$2,053,490	$388	$2,057,502	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial & Agriculture	$—	$139
Commercial Real Estate:
Owner Occupied	359	964
Non-Owner Occupied	4	6
Residential Real Estate	3,129	3,893
Real Estate Construction	6	7
Farm Real Estate	—	85
Consumer and Other	21	31
Total	$3,519	$5,125

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2021, TDRs accounted for $73 of the allowance for loan losses. As of December 31, 2020, TDRs accounted for $35 of the allowance for loan losses.

There were no loans modified as TDRs during the three-and nine-month periods ended September 30, 2021 or 2020.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three- and nine-month periods ended September 30, 2021 and September 30, 2020, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loan Modifications/Troubled Debt Restructurings

In the second quarter of 2020, in the initial days of the pandemic, Civista booked 90-day payment modifications on 813 loans with an aggregate principal balance outstanding of $431.3 million.  Additional 90-day modifications were extended on 100 loans with an aggregate principal balance outstanding of $124.4 million.  Both deferral programs primarily consisted of the deferral of principal and/or interest payments.  All such modified loans were performing at December 31, 2019 and complied with the provisions of the CARES Act to not be considered a TDR.

As of September 30, 2021, Civista had 18 loans with an aggregate principal balance outstanding of $18,787 that remained on CARES Act modifications.  Details with respect to loan modifications that remain on deferred status are as follows:

Type of Loan	Number of Loans	Balance	Percent of Loans Outstanding
		(In thousands)
Commercial & Agriculture	6	$1,571	0.08%
Commercial Real Estate:
Owner Occupied	2	2,591	0.13%
Non-Owner Occupied	9	14,174	0.71%
Real Estate Construction	1	451	0.02%
Total	18	$18,787	0.94%

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$12	$12		$757	$757
Non-Owner Occupied	—	—		48	48
Residential Real Estate	514	539		915	940
Farm Real Estate	522	522		618	618
Total	1,048	1,073		2,338	2,363
With an allowance recorded:
Commercial & Agriculture	—	—	$—	74	74	$73
Commercial Real Estate:
Owner Occupied	193	193	55	223	223	5
Residential Real Estate	31	34	18	31	35	29
Total	224	227	73	328	332	107
Total:
Commercial & Agriculture	—	—	—	74	74	73
Commercial Real Estate:
Owner Occupied	205	205	55	980	980	5
Non-Owner Occupied	—	—	—	48	48	—
Residential Real Estate	545	573	18	946	975	29
Farm Real Estate	522	522	—	618	618	—
Total	$1,272	$1,300	$73	$2,666	$2,695	$107

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and nine-month periods ended September 30, 2021 and 2020.

	September 30, 2021		September 30, 2020
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Real Estate—Owner Occupied	$252	$4	$391	$7
Commercial Real Estate—Non-Owner Occupied	15	—	212	5
Residential Real Estate	551	8	1,175	10
Farm Real Estate	557	6	644	7
Total	$1,375	$18	$2,422	$29

	September 30, 2021		September 30, 2020
For the nine months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$19	$—	$92	$4
Commercial Real Estate—Owner Occupied	449	15	406	21
Commercial Real Estate—Non-Owner Occupied	29	1	292	15
Residential Real Estate	654	24	1,464	34
Farm Real Estate	584	18	655	20
Total	$1,735	$58	$2,909	$94

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended September 30, 2021	For the Three-Month Period Ended September 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$224	$205
Acquisition of PCI loans	—	—
Accretion	(6)	(101)
Transfer from non-accretable to accretable	—	74
Balance at end of period	$218	$178

	For the Nine-Month Period Ended September 30, 2021	For the Nine-Month Period Ended September 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$225	$255
Acquisition of PCI loans	—	—
Accretion	(62)	(270)
Transfer from non-accretable to accretable	55	193
Balance at end of period	$218	$178

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2021	At December 31, 2020
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$525	$687
Carrying amount	296	388

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2021 or December 31, 2020.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2021, there were $26 of foreclosed assets included in Other assets.  As of December 31, 2020, there were $31 of foreclosed assets included in Other assets. As of September 30, 2021 and December 31, 2020, the Company had initiated formal foreclosure procedures on $296 and $741, respectively, of consumer residential mortgages.

(6) Accumulated Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended September 30, 2021 and September 30, 2020.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2021(a)			September 30, 2020(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$18,392	$(6,699)	$11,693	$19,549	$(5,895)	$13,654
Other comprehensive income (loss) before reclassifications	(2,455)	—	(2,455)	749	—	749
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	64	60	(73)	57	(16)
Net current-period other comprehensive income (loss)	(2,459)	64	(2,395)	676	57	733
Ending balance	$15,933	$(6,635)	$9,298	$20,225	$(5,838)	$14,387

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended September 30, 2021 and September 30, 2020.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30, 2021	For the Three months ended September 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$4	$92	Net gain on sale of securities
Tax effect	—	(19)	Income tax expense
	4	73
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(81)	(72)	Other operating expenses
Tax effect	17	15	Income tax expense
	(64)	(57)
Total reclassifications for the period	$(60)	$16

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the nine month periods ended September 30, 2021 and September 30, 2020.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2021(a)			September 30, 2020(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$21,447	$(6,828)	$14,619	$12,883	$(6,009)	$6,874
Other comprehensive income (loss) before reclassifications	(5,512)	—	(5,512)	7,415	—	7,415
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	193	191	(73)	171	98
Net current-period other comprehensive income (loss)	(5,514)	193	(5,321)	7,342	171	7,513
Ending balance	$15,933	$(6,635)	$9,298	$20,225	$(5,838)	$14,387

(a)Amounts in parentheses indicate debits on the Consolidated Balance Sheets

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2021 and September 30, 2020.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30, 2021	For the Nine months ended September 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities	$2	$92	Net gain on sale of securities
Tax effect	—	(19)	Income tax expense
	2	73
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(244)	(217)	Other operating expenses
Tax effect	51	46	Income tax expense
	(193)	(171)
Total reclassifications for the period	$(191)	$(98)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended September 30, 2021 and December 31, 2020.

Acquired intangible assets, other than goodwill, as of September 30, 2021 and December 31, 2020 were as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Core deposit intangibles	$8,527	$3,365	$5,162	$8,527	$2,698	$5,829
Total amortized intangible assets	$8,527	$3,365	$5,162	$8,527	$2,698	$5,829

(1)	Excludes fully amortized intangible assets. Certain fully amortized assets were removed from the 2020 presentation.

Aggregate core deposit intangible amortization expense was $223 and $227 for the three months ended September 30, 2021 and 2020, respectively, and $668 and $686 for the nine-months ended September 30, 2021 and 2020, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three- and nine-month periods ended September 30, 2021 and September 30, 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan Servicing Rights:
Balance at Beginning of Period	$2,745	$1,717	$2,246	$1,562
Additions	164	381	562	924
Disposals	—	—	—	—
Amortized to expense	(144)	(135)	(436)	(361)
Other charges	—	—	—	—
Change in valuation allowance	(189)	25	204	(137)
Balance at End of Period	$2,576	$1,988	$2,576	$1,988

Valuation allowance:
Balance at Beginning of Period	$(189)	$264	$204	$102
Additions expensed	189	—	261	162
Reductions credited to operations	—	(25)	(465)	(25)
Direct write-offs	—	—	—	—
Balance at End of Period	$—	$239	$—	$239

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2021	$33	$223	$256
2022	134	868	1,002
2023	133	841	974
2024	133	804	937
2025	132	708	840
Thereafter	2,011	1,718	3,729
	$2,576	$5,162	$7,738

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At September 30, 2021		At December 31, 2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$—
Interest rate on balance	—	—	—	—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2021	2020	2020	2021	2021	2020	2020
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$—	$35,000	$—	$—	$—	$50,000	$102,700
Average balance	—	—	543	—	—	—	385	10,888
Average rate paid	—	—	(1.47)%	—	—	—	0.35%	1.64%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2021.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2021 and December 31, 2020. All of the repurchase agreements are overnight agreements.

	September 30, 2021	December 31, 2020
Securities pledged for repurchase agreements:
U.S. Treasury securities	$7,656	$899
Obligations of U.S. government agencies	15,675	28,015
Total securities pledged	$23,331	$28,914
Gross amount of recognized liabilities for repurchase agreements	$23,331	$28,914
Amounts related to agreements not included in offsetting disclosures above	$—	$—

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities.  Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.  The Company had no dilutive securities for the three- and nine-months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic
Net income	$9,642	$7,682	$29,564	$22,019
Less allocation of earnings and dividends to participating securities	46	26	122	64
Net income available to common shareholders—basic	$9,596	$7,656	$29,442	$21,955
Weighted average common shares outstanding	15,168,233	16,045,544	15,543,488	16,201,898
Less average participating securities	72,071	54,274	64,064	47,246
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,096,162	15,991,270	15,479,424	16,154,652
Earnings per common share:
Basic	$0.64	$0.48	$1.90	$1.36
Diluted	0.64	0.48	1.90	1.36

The presentation for earnings per common share for prior periods was revised to present under the two-class method.  Earnings per common share for prior periods was not impacted.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2021 and December 31, 2020:

	Contract Amount
	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$31,205	$465,902	$38,474	$427,864
Overdraft protection	7	42,925	6	41,707
Letters of credit	615	885	615	986
	$31,827	$509,712	$39,095	$470,557

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.00% at September 30, 2021 and from 3.50% to 8.00% at December 31, 2020. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on September 30, 2021 and December 31, 2020.

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

Net periodic pension cost was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	95	121	285	363
Expected return on plan assets	(160)	(187)	(480)	(561)
Other components	81	72	244	217
Net periodic pension cost	$16	$6	$49	$19

The Company does not expect to make any contribution to its pension plan in 2021. The Company made no contribution to its pension plan in 2020.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 151,892 shares available for future grants under this plan at September 30, 2021.

No options were granted under the 2014 Incentive Plan during the periods ended September 30, 2021 and 2020.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Each year, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year or five-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares awarded under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and nine-month periods ended September 30, 2021:

	Three months ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	72,071	$20.13	54,274	$20.90
Granted	—	—	39,139	19.17
Vested	—	—	(20,275)	20.35
Forfeited	—	—	(1,067)	19.56
Nonvested at end of period	72,071	$20.13	72,071	$20.13

The following is a summary of the status of the Company’s outstanding restricted shares as of September 30, 2021:

At September 30, 2021
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 20, 2017	1,198	$6	0.25
April 10, 2018	3,114	41	1.25
March 14, 2019	3,401	16	0.25
March 14, 2019	6,560	89	2.25
March 14, 2020	9,139	114	1.25
March 14, 2020	10,390	160	3.25
March 3, 2021	16,277	243	4.25
March 3, 2021	21,992	323	2.25
	72,071	$992	2.55

The Company recorded $132 and $99, of share-based compensation expense during the three months ended September 30, 2021 and 2020, respectively.  During the nine months ended September 30, 2021 and 2020, $392 and $322 of share-based compensation expense was recorded, respectively. The Company recorded $196 of director retainer fees for shares granted under the 2014 Incentive Plan during the nine months ended September 30, 2021. At September 30, 2021, the total compensation cost related to unvested awards not yet recognized is $922, which is expected to be recognized over the weighted average remaining life of the grants of 2.55 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the table below.

	Fair Value Measurements at September 30, 2021 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$53,277	$—
Obligations of states and political subdivisions	—	256,715	—
Mortgage-backed securities in government sponsored entities	—	188,157	—
Total securities available for sale	—	498,149	—
Equity securities	—	1,077	—
Swap asset	—	12,858	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$12,858	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,576
Impaired loans	—	—	11
Other real estate owned	—	—	26

	Fair Value Measurements at December 31, 2020 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$21,693	$—
Obligations of states and political subdivisions	—	229,012	—
Mortgage-backed securities in government sponsored entities	—	112,759	—
Total securities available for sale	—	363,464	—
Equity securities	—	886	—
Swap asset	—	21,700	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	21,764	—
Assets measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights	$—	$—	$2,246
Impaired loans	—	—	1
Other real estate owned	—	—	31

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 Months	24 Months
Other real estate owned	$26	Appraisal of collateral	Appraisal adjustments	10%	10%
Mortgage Servicing Rights	$2,576	Discounted Cash Flow	Constant Prepayment Rate	8.7% - 35%	16%
			Discount Rate	12%	12%

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2021 were as follows:

September 30, 2021	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$253,165	$253,165	$253,165	$—	$—
Other securities	17,011	17,011	17,011	—	—
Loans, held for sale	5,810	5,926	5,926	—	—
Loans, net of allowance	1,978,246	1,996,174	—	—	1,996,174
Bank owned life insurance	46,728	46,728	46,728	—	—
Accrued interest receivable	7,728	7,728	7,728	—	—
Financial Liabilities:
Nonmaturing deposits	2,181,931	2,181,931	2,181,931	—	—
Time deposits	252,835	253,643	—	—	253,643
Long-term FHLB advances	75,000	76,617	—	—	76,617
Securities sold under agreement to repurchase	23,331	23,331	23,331	—	—
Subordinated debentures	29,427	29,534	—	—	29,534
Accrued interest payable	115	115	115	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2020 were as follows:

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

The following table summarizes the Company’s interest rate swap positions as of September 30, 2021.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$239,230	$12,858
Derivative Liabilities	Swap liabilities	(239,230)	(12,858)
Net Exposure		$—	$—

The following table summarizes the Company’s interest rate swap positions as of December 31, 2020.

	Classification on the Consolidated Balance Sheet	Notional Amount	Fair Value
Derivative Assets	Swap assets	$244,748	$21,700
Derivative Liabilities	Swap liabilities	(244,748)	(21,764)
Net Exposure		$—	$(64)

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

At September 30, 2021, the Company had cash and securities with a fair value of $7,000 and $7,035, respectively, pledged for collateral on its interest rate swaps with third party financial institutions. At December 31, 2020, the Company had cash and securities with a fair value of $11,300 and $11,705, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $13,303 and $11,911, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $6,629 and $5,944 at September 30, 2021 and December 31, 2020, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.  Other assets and Accrued expenses and other liabilities were revised at December 31, 2020 to reflect the unfunded commitments of $5,944.

During the three months ended September 30, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $203 and $156, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $339 and $304, respectively.  During the nine months ended September 30, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $608 and $489, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $1,015 and $888, respectively. During the three- and nine-months ended September 30, 2021 and 2020, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges	$1,519	$1,414	$4,092	$3,812
ATM/Interchange fees	1,330	1,183	3,950	3,226
Wealth management fees	1,236	1,006	3,570	2,916
Tax refund processing fees	—	—	2,375	2,375
Other	267	214	944	633
Noninterest Income (in-scope of Topic 606)	4,352	3,817	14,931	12,962
Noninterest Income (out-of-scope of Topic 606)	2,074	2,969	9,710	7,554
Total Noninterest Income	$6,426	$6,786	$24,641	$20,516

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2021 compared to December 31, 2020, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to, adverse affects from the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease; changes in financial markets or national or local economic conditions, including impacts from the COVID-19 pandemic on local, national and global economic conditions; higher default rates on loans made to our customers related to the impact of COVID-19 on our customers’ operations and financial conditions; the effects of various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”); sustained weakness or deterioration in the real estate market; volatility and direction of market interest rates; credit risks of lending activities; changes in the allowance for loan losses; the transition away from LIBOR as a reference rate for financial contracts; legislation or regulatory changes or actions; increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments; changes in tax laws; operational risks; failure of or breach in our information and data processing systems; unforeseen litigation; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at September 30, 2021 were $2,952,236 compared to $2,768,862 at December 31, 2020, an increase of $183,374, or 6.6%. The increase in total assets was due to increases in cash and cash equivalents of $113,643, accompanied by other increases in securities available for sale and other assets of $134,685 and $3,784, respectively, partially offset by decreases in other securities, loans held for sale, loans and swap assets of $3,526, $1,191, $54,228 and $8,842, respectively. Total liabilities at September 30, 2021 were $2,603,786 compared to $2,418,754 at December 31, 2020, an increase of $185,032, or 7.6%. The increase in total liabilities was primarily attributable to increases in noninterest-bearing demand accounts and interest-bearing demand accounts of $111,683 and $133,685, respectively, accompanied by an increase in accrued expenses and other liabilities of $4,153, partially offset by decreases in long-term Federal Home Loan advances and swap liabilities of $50,000 and $8,906, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020	$ Change	% Change
Commercial & Agriculture	$276,741	$409,876	$(133,135)	-32.5%
Commercial Real Estate—Owner Occupied	292,725	278,413	14,312	5.1%
Commercial Real Estate—Non-Owner Occupied	788,898	705,072	83,826	11.9%
Residential Real Estate	424,553	442,588	(18,035)	-4.1%
Real Estate Construction	179,491	175,609	3,882	2.2%
Farm Real Estate	30,147	33,102	(2,955)	-8.9%
Consumer and Other	12,259	12,842	(583)	-4.5%
Total loans	2,004,814	2,057,502	(52,688)	-2.6%
Allowance for loan losses	(26,568)	(25,028)	(1,540)	6.2%
Net loans	$1,978,246	$2,032,474	$(54,228)	-2.7%

Included in Commercial & Agriculture loans above were $83,287 of PPP loans as of September 30, 2021 and $217,295 of PPP loans as of December 31, 2020.

Loans held for sale decreased $1,191 or 17.0% since December 31, 2020.  The decrease was due to a decrease in the average loan balance held for sale.  At September 30, 2021, 34 loans totaling $5,810 were held for sale as compared to 29 loans totaling $7,001 at December 31, 2020.

Net loans have decreased $54,228 or 2.7% since December 31, 2020. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied and Real Estate Construction loan portfolios increased $14,312, $83,826 and $3,882, respectively, since December 31, 2020, while the Commercial & Agriculture, Residential Real Estate, Farm Real Estate and Consumer and Other loan portfolios decreased $133,135, $18,035, $2,955 and $583, respectively, since December 31, 2020.  At September 30, 2021, the net loan to deposit ratio was 81.2% compared to 92.8% at December 31, 2020. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

During the first nine months of 2021, provisions made to the allowance for loan losses totaled $830, compared to a provision of $7,862 during the same period in 2020. The decrease in provision was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations in the first nine months of 2021 have created some level of optimism in the business community, there remains uncertainty due to the continued concern over increased infections from the Delta variant of COVID.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic since March 2020 include the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.

Net recoveries for the first nine months of 2021 totaled $710, compared to net recoveries of $8 in the first nine months of 2020. For the first nine months of 2021, the Company charged off a total of sixteen loans. Nine Residential Real Estate loans totaling $114, one Commercial and Agriculture loan totaling $15 and six Consumer and Other loans totaling $19 were charged off in the first nine months of the year. In addition, during the first nine months of 2021, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $164, Commercial Real Estate – Owner Occupied loans of $6, Commercial Real Estate – Non-Owner Occupied loans of $392, Residential Real Estate loans of $232, Real Estate Construction loans of $1, Farm Real Estate loans of $9 and Consumer and Other loans of $54. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $1,176 since December 31, 2020, which was due to a decrease in loans on nonaccrual status of $1,606 and an increase in loans past due and accruing of $430. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.33% at September 30, 2021 and 1.22% at December 31, 2020.

The available for sale security portfolio increased by $134,685, from $363,464 at December 31, 2020 to $498,149 at September 30, 2021.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2021, the Company was in compliance with all pledging requirements.

Other securities decreased $3,526 from December 31, 2020 to September 30, 2021.  The decrease is the result of the FHLB of Indianapolis calling FHLB securities held by the Company during the third quarter of 2021.

Premises and equipment, net, increased $136 from December 31, 2020 to September 30, 2021. The increase is the result of new purchases of $1,467, offset by depreciation of $1,689 and disposals of $13.

Bank owned life insurance (BOLI) increased $752 from December 31, 2020 to September 30, 2021. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $8,842 from December 31, 2020 to September 30, 2021.  The decrease of $8,842 is primarily the result of a decrease in market value.

Other assets increased $3,784 from December 31, 2020 to September 30, 2021.  The increase is the result of a $1,000 refund receivable related to an alternative minimum tax (AMT) credit refundable under the CARES Act, an increase in prepaid franchise taxes of $585, an increase in prepaid software of $641 and an increase in low income housing investments of $1,392.

Total deposits as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand	$832,492	$720,809	$111,683	15.5%
Interest-bearing demand	502,865	410,139	92,726	22.6%
Savings and money market	846,573	771,612	74,961	9.7%
Time deposits	252,836	286,838	(34,002)	-11.9%
Total Deposits	$2,434,766	$2,189,398	$245,368	11.2%

Total deposits at September 30, 2021 increased $245,368 from year-end 2020. Noninterest-bearing deposits increased $111,683 from year-end 2020, while interest-bearing deposits, including savings and time deposits, increased $133,685 from December 31, 2020. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $31,500. In addition, business demand deposit and public fund demand deposit accounts increased $48,937 and $28,515, respectively.  Much of the increase in business demand deposit accounts resulted from customer deposits of PPP loan proceeds.  The increase in interest-bearing deposits was primarily due to an increase in non-public interest-bearing demand and public fund interest-bearing demand accounts of $36,448 and $52,121, respectively, accompanied by an increase in IOLTA accounts of $3,832.  Statement savings, money market savings, business money market savings and public fund money market savings accounts increased by $45,336, $25,157, $23,723 and $18,182, respectively, accompanied by a decrease in brokered money market savings accounts of $40,137. Time certificates over $250, time certificates and Jumbo time certificates decreased

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

$16,836, $10,325 and $6,247, respectively.  The year-to-date average balance of total deposits increased $451,324 compared to the average balance for the same period in 2020 mainly due to increases in noninterest-bearing business demand accounts of $113,158, accompanied by increases in non-public interest-bearing demand, non-public savings and money markets, public funds interest-bearing demand and public funds money market accounts of $60,534, $150,178, $49,993 and $8,949, respectively.  In addition, the average balance of time deposits decreased $17,601 as compared to the same period in 2020.

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $5,583 from December 31, 2020 to September 30, 2021.

Long-term Federal Home Loan advances decreased $50,000 from December 31, 2020 to September 30, 2021.  During the second quarter of 2021, the Company prepaid a $50,000 advance with a rate of 2.05% and a remaining maturity of approximately 8 years at a pre-tax loss of approximately $3,717.  The prepayment penalty of $3,717 was recorded in other operating expenses on the Consolidated Statements of Operations.

Swap liabilities decreased $8,906 from December 31, 2020 to September 30, 2021.  The decrease of $8,906 is primarily the result of a decrease in market value.

Accrued expenses and other liabilities increased $4,153 from December 31, 2020 to September 30, 2021.  The increase is primarily the result of securities purchased, not yet funded of $3,857.

Shareholders’ equity at September 30, 2021 was $348,450, or 11.8% of total assets, compared to $350,108, or 12.7% of total assets, at December 31, 2020. The decrease was the result of net income of $29,564, a decrease in the Company’s pension liability, net of tax, of $193, offset by a decrease in the fair value of securities available for sale, net of tax, of $5,514, dividends on common shares of $5,932 and the purchase of treasury shares of $20,557.

Total outstanding common shares at September 30, 2021 were 15,029,972, which decreased from 15,898,032 common shares outstanding at December 31, 2020. Common shares outstanding decreased as a result of 914,924 common shares being repurchased by the Company at an average repurchase price of $22.47.  The Company repurchased 239,536 common shares pursuant to a stock repurchase program announced on May 4, 2020, 562,489 common shares pursuant to a stock repurchase program announced on April 20, 2021 and 107,834 common shares pursuant to a stock repurchase program announced August 12, 2021.  An additional 5,065 common shares were surrendered to pay taxes upon vesting of restricted shares, and 1,067 restricted common shares were forfeited during the period.  A repurchase program publicly-announced on May 4, 2020 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 20, 2021.  A repurchase program publicly-announced on April 20, 2021 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 19 2022.  On August 12, 2021, the Company publicly announced a new repurchase program, which replaced the April 20, 2021 repurchase program and authorizes the Company to repurchase up to a maximum of $13,500 of the Company’s common shares until August 10, 2022.  The repurchase of common shares was offset by the grant of 39,139 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 8,792 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The Company had net income of $9,642 for the three months ended September 30, 2021, an increase of $1,960 from net income of $7,682 for the same three months of 2020. Basic earnings per common share were $0.64 for the quarter ended September 30, 2021, compared to $0.48 for the same period in 2020. Diluted earnings per common share were $0.64 for the quarter ended September 30, 2021, compared to $0.48 for the same period in 2020. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2021 was $24,433, an increase of $2,427 from $22,006 for the same three months of 2020. This increase is the result of an increase of $1,226 in total interest income with a decrease of $1,201 in interest expense. Interest-earning assets averaged $2,747,450 during the three months ended September 30, 2021, an increase of $129,566 from $2,617,884 for the same period of 2020.  The Company’s average interest-bearing liabilities decreased from $1,764,283 during the three months ended September 30, 2020 to $1,715,590 during the three months ended

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

September 30, 2021.  The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2021 and 2020 was 3.62% and 3.44%, respectively.

Total interest income was $25,784 for the three months ended September 30, 2021, an increase of $1,226 from $24,558 of total interest income for the same period in 2020.  The increase in interest income is attributable to an increase of $1,066 in interest and fees on loans, which resulted from an increase in loan yield, offset by a decrease in the average balance of loans. The average balance of loans decreased by $29,827 or 1.5% to $2,010,665 for the three months ended September 30, 2021 as compared to $2,040,492 for the same period in 2020.  The loan yield increased to 4.48% for the three months ended September 30, 2021, from 4.22% for the same period in 2020.  During the quarter, the average balance of PPP loans was $105,886.  These loans had an average yield of 10.44%, which includes the amortization of PPP fees.

Interest on taxable securities increased $98 to $1,423 for the three months ended September 30, 2021, compared to $1,325 for the same period in 2020.  The average balance of taxable securities increased $81,459 to $264,655 for the three months ended September 30, 2021 as compared to $183,196 for the same period in 2020.  The yield on taxable securities decreased 83 basis points to 2.18% for 2021, compared to 3.01% for 2020.  Interest on tax-exempt securities increased $19 to $1,555 for the three months ended September 30, 2021, compared to $1,536 for the same period in 2020.  The average balance of tax-exempt securities increased $12,589 to $217,987 for the three months ended September 30, 2020 as compared to $205,398 for the same period in 2020.  The yield on tax-exempt securities decreased 23 basis points to 3.91% for 2021, compared to 4.14% for 2020 due to the impact of lower interest rates in 2021 as compared to the same period of 2020.

Interest expense decreased $1,201, or 47.1%, to $1,351 for the three months ended September 30, 2021, compared with $2,552 for the same period in 2020.  The change in interest expense can be attributed to both a decrease in both the average balance of interest-bearing liabilities and a decrease in rates on demand and savings accounts, FHLB borrowings and subordinated debentures.  For the three months ended September 30, 2021, the average balance of interest-bearing liabilities decreased $48,693 to $1,715,590, as compared to $1,764,283 for the same period in 2020.  Interest incurred on deposits decreased by $661 to $970 for the three months ended September 30, 2021, compared to $1,631 for the same period in 2020.  Although the average balance of interest-bearing deposits increased by $186,761 for the three months ended September 30, 2021 as compared to the same period in 2020, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.14% in 2020 to 0.09% in 2021.  The rate paid on time deposits decreased from 1.69% to 1.03% in 2021.  Interest expense incurred on FHLB advances and subordinated debentures decreased 41.8% from 2020.  The average balance on FHLB balances decreased $50,000 for the three months ended September 30, 2021 as compared to the same period in 2020 as a result of the prepayment of a long-term advance.  In addition, the rate paid on subordinated debentures decreased 17 basis points for the three months ended September 30, 2021 as compared to the same period in 2020.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2021 and 2020. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2021			2020
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,010,665	$22,704	4.48%	$2,040,492	$21,638	4.22%
Taxable securities	264,655	1,423	2.18%	183,196	1,325	3.01%
Tax-exempt securities	217,987	1,555	3.91%	205,398	1,536	4.14%
Interest-bearing deposits in other banks	254,143	102	0.16%	188,798	59	0.12%
Total interest-earning assets	$2,747,450	$25,784	3.82%	$2,617,884	$24,558	3.83%
Noninterest-earning assets:
Cash and due from financial institutions	33,803			29,647
Premises and equipment, net	22,845			23,214
Accrued interest receivable	7,417			10,109
Intangible assets	84,949			84,906
Other assets	38,189			42,916
Bank owned life insurance	46,557			45,574
Less allowance for loan losses	(26,683)			(21,214)
Total Assets	$2,954,527			$2,833,036
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,331,032	$302	0.09%	$1,108,512	$389	0.14%
Time	257,047	668	1.03%	292,806	1,242	1.69%
Long-term FHLB advances	75,000	194	1.03%	125,000	452	1.44%
Other borrowings	—	—	0.00%	183,695	271	0.59%
Federal funds purchased	—	—	0.00%	543	(2)	-1.47%
Subordinated debentures	29,427	182	2.45%	29,427	194	2.62%
Repurchase Agreements	23,084	5	0.09%	24,300	6	0.10%
Total interest-bearing liabilities	$1,715,590	$1,351	0.31%	$1,764,283	$2,552	0.58%
Noninterest-bearing deposits	849,501			683,473
Other liabilities	40,466			46,002
Shareholders’ Equity	348,970			339,278
Total Liabilities and Shareholders’ Equity	$2,954,527			$2,833,036
Net interest income and interest rate spread		$24,433	3.51%		$22,006	3.25%
Net interest margin			3.62%			3.44%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $414 and $411 for the periods ended September 30, 2021 and 2020, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2021 and 2020.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$(320)	$1,386	$1,066
Taxable securities	520	(422)	98
Tax-exempt securities	100	(81)	19
Interest-bearing deposits in other banks	24	19	43
Total interest income	$324	$902	$1,226
Interest expense:
Demand and savings	$68	$(155)	$(87)
Time	(138)	(436)	(574)
Long-term FHLB advances	(151)	(107)	(258)
Other borrowings	(271)	—	(271)
Federal funds purchased	2	—	2
Subordinated debentures	—	(12)	(12)
Repurchase agreements	—	(1)	(1)
Total interest expense	$(490)	$(711)	$(1,201)
Net interest income	$814	$1,613	$2,427

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $0 and $2,250 during the quarters ended September 30, 2021 and 2020, respectively. The decrease in the provision in the third quarter of 2021 was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in 2021 have created some level of optimism in the business community, there remains uncertainty due to the continued concern over increased infections from the Delta variant of COVID.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of the pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be impacted the most.

Noninterest income for the three-month periods ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,
	2021	2020	$ Change	% Change
Service charges	$1,519	$1,414	$105	7.4%
Net gain on sale of securities	4	92	(88)	-95.7%
Net gain on equity securities	50	20	30	150.0%
Net gain on sale of loans	1,612	2,413	(801)	-33.2%
ATM/Interchange fees	1,330	1,183	147	12.4%
Wealth management fees	1,236	1,006	230	22.9%
Bank owned life insurance	261	243	18	7.4%
Swap fees	41	158	(117)	-74.1%
Other	373	257	116	45.1%
Total noninterest income	$6,426	$6,786	$(360)	-5.3%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended September 30, 2021 was $6,426, a decrease of $360, or 5.3%, from $6,786 for the same period of 2020. The decrease was primarily due to decreases in net gain on sale of securities, net gain on sale of loans and swap fees, offset by increases in net gain on equity securities, ATM/Interchange fees, wealth management fees and other.  Net gain on sale of securities decreased as a result of fewer securities sales for the quarter.  Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold.  During the three-months ended September 30, 2021, 303 loans were sold, totaling $56,887.  During the three-months ended September 30, 2020, 418 loans were sold, totaling $84,315.  Swap fees decreased due to the volume of swaps performed during the quarter ended September 30, 2021 as compared to the same period of 2020.  Net gain on equity securities increased as a result of market value increases.  ATM/Interchange fees increased as a result of increased transaction volume and incentives.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $158 and $71, respectively. Trust income increased as a result of new accounts and market conditions while brokerage income increased due to volume of business.  Other income increased due to increases in amortization of mortgage servicing rights and merchant credit card fees.

Noninterest expense for the three-month periods ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,
	2021	2020	$ Change	% Change
Compensation expense	$11,390	$10,595	$795	7.5%
Net occupancy expense	985	1,010	(25)	-2.5%
Equipment expense	444	494	(50)	-10.1%
Contracted data processing	429	415	14	3.4%
FDIC assessment	247	288	(41)	-14.2%
State franchise tax	511	427	84	19.7%
Professional services	776	669	107	16.0%
Amortization of intangible assets	223	227	(4)	-1.8%
ATM/Interchange expense	594	538	56	10.4%
Marketing	359	361	(2)	-0.6%
Software maintenance expense	819	506	313	61.9%
Other	2,677	2,197	480	21.8%
Total noninterest expense	$19,454	$17,727	$1,727	9.7%

Noninterest expense for the three months ended September 30, 2021 was $19,454, an increase of $1,727, or 9.7%, from $17,727 reported for the same period of 2020. The primary reasons for the increase were increases in compensation expense, state franchise tax, professional services, ATM/Interchange expense, software maintenance expense and other expenses, offset by decreases in expense for equipment and FDIC assessment. The increase in compensation expense was due to increased salary, payroll taxes, employer savings contributions and employee insurance costs, offset by a decrease in commission and incentive based costs.  The increase in state franchise tax is the result of an increase in capital and apportionment rate.  Professional services increased due to an increase in consulting fees related to cost savings initiatives and customer service programs. The quarter-over-quarter increase in ATM/Interchange expense is the result of an increase in volume of transactions as compared to the third quarter of 2020.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking. The quarter-over-quarter increase in other expense is due to increases in loan related expenses, the amortization of low income housing investments, education and training expense and mortgage servicing rights valuation.  Equipment expense decreased due to a decrease in equipment depreciation as compared to the third quarter of 2020.  The quarter-over-quarter decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.

Income tax expense for the three months ended September 30, 2021 totaled $1,763, up $630 compared to the same period in 2020. The effective tax rates for the three-month periods ended September 30, 2021 and 2020 were 15.5% and 12.9%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Nine Months Ended September 30, 2021 and 2020

The Company had net income of $29,564 for the nine months ended September 30, 2021, an increase of $7,545 from net income of $22,019 for the same nine months of 2020. Basic earnings per common share were $1.90 for the period ended September 30, 2021, compared to $1.36 for the same period in 2020. Diluted earnings per common share were $1.90 for the period ended September 30, 2021, compared to $1.36 for the same period in 2020. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2021 was $72,102, an increase of $5,906 from $66,196 for the same nine months of 2020.  This increase is the result of an increase of $2,864 in total interest income with a decrease of $3,042 in interest expense.  Interest-earning assets averaged $2,842,462 during the nine months ended September 30, 2021, an increase of $382,529 from $2,459,933 for the same period of 2020.  The Company’s average interest-bearing liabilities increased from $1,590,433 for the first nine months of 2020 to $1,723,936 for the same period in 2021.  The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2021 and 2020 was 3.48% and 3.70%, respectively.

Total interest income increased $2,864 to $77,008 for the nine-month period ended September 30, 2021, which is attributable to an increase of $3,216 in interest and fees on loans.  This change was the result of an increase in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans increased by $131,227, or 6.9%, to $2,044,741 for the nine-month period ended September 30, 2021, as compared to $1,913,514 for the nine-month period ended September 30, 2020.  The loan yield decreased to 4.46% for 2021, from 4.53% in 2020.  During the nine months ended September 30, 2021, the average balance of PPP loans was $187,363.  These loans had an average yield of 7.01%, which includes the amortization of PPP fees.

Interest on taxable securities decreased $172 to $3,928 for the nine-month period ended September 30, 2021, compared to $4,100 for the same period in 2020.  The average balance of taxable securities increased $29,402 to $214,979 for the nine-month period ended September 30, 2021 as compared to $185,577 for the nine-month period ended September 30, 2020.  The yield on taxable securities decreased 56 basis points to 2.51% for 2021, compared to 3.07% for 2020.  Interest on tax-exempt securities increased $10 to $4,599 for the nine-month period ended September 30, 2021, compared to $4,589 for the same period in 2020.  The average balance of tax-exempt securities increased $10,235 to $211,538 for the nine-month period ended September 30, 2021 as compared to $201,303 for the nine-month period ended September 30, 2020.  The yield on tax-exempt securities decreased 16 basis points to 4.02% for 2021, compared to 4.18% for 2020.

Interest on interest-bearing deposits in other banks decreased $190 to $341 for the nine-month period ended September 30, 2021, compared to $531 for the same period in 2020.  The average balance of interest-bearing deposits in other banks increased $211,665 to $371,204 for the nine-month period ended September 30, 2021 as compared to $159,539 for the nine-month period ended September 30, 2020.  The yield on interest-bearing deposits in other banks decreased 32 basis points to 0.12% for 2021, compared to 0.44% for 2020.

Interest expense decreased $3,042, or 38.3%, to $4,906 for the nine-month period ended September 30, 2021, compared with $7,948 for the same period in 2020.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities accompanied by a decrease in rate.  For the nine-month period ended September 30, 2021, the average balance of interest-bearing liabilities increased $133,503 to $1,723,936, as compared to $1,590,433 for the nine-month period ended September 30, 2020.  Interest incurred on deposits decreased by $2,052 to $3,366 for the nine-month period ended September 30, 2021, compared to $5,418 for the same period in 2020. Although the average balance of interest-bearing deposits increased by $268,897 for the nine-month period ended September 30, 2021 as compared to the same period in 2020, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.19% in 2020 to 0.10% in 2021.  The rate paid on time deposits decreased from 1.85% to 1.18% in 2021.  Interest expense incurred on FHLB advances and subordinated debentures decreased 32.0% from 2020.  The average balance on FHLB balances decreased $35,430 as a result of the prepayment of a long-term advance for the nine-month period ended September 30, 2021 as compared to the same period in 2020, while the rate paid decreased 15 basis points.  In addition, the rate paid on subordinated debentures decreased 93 basis points for the nine-month period ended September 30, 2021 as compared to the same period in 2020. The average balance of other borrowings decreased $103,133 for the nine-month period ended September 30, 2021 as compared to the same period in 2020 as a result of the Company’s repayment of amounts borrowed under the Paycheck Protection Program Liquidity Facility.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2021 and 2020. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2021			2020
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,044,741	$68,140	4.46%	$1,913,514	$64,924	4.53%
Taxable securities	214,979	3,928	2.51%	185,577	4,100	3.07%
Tax-exempt securities	211,538	4,599	4.02%	201,303	4,589	4.18%
Interest-bearing deposits in other banks	371,204	341	0.12%	159,539	531	0.44%
Total interest-earning assets	$2,842,462	$77,008	3.71%	$2,459,933	$74,144	4.13%
Noninterest-earning assets:
Cash and due from financial institutions	37,763			94,083
Premises and equipment, net	22,578			22,830
Accrued interest receivable	8,146			8,729
Intangible assets	84,817			84,965
Other assets	37,504			37,802
Bank owned life insurance	46,310			45,332
Less allowance for loan losses	(26,288)			(17,759)
Total Assets	$3,053,292			$2,735,915
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,297,217	$979	0.10%	$1,010,719	$1,433	0.19%
Time	270,139	2,387	1.18%	287,740	3,985	1.85%
Short-term FHLB advance	—	—	—	10,888	134	1.64%
Long-term FHLB advance	100,458	968	1.29%	125,000	1,346	1.44%
Other borrowings	—	—	—	103,133	275	0.36%
Federal funds purchased	—	—	—	385	1	0.35%
Subordinated debentures	29,427	553	2.51%	29,427	757	3.44%
Repurchase Agreements	26,695	19	0.10%	23,141	17	0.10%
Total interest-bearing liabilities	$1,723,936	$4,906	0.38%	$1,590,433	$7,948	0.67%
Noninterest-bearing deposits	940,123			757,696
Other liabilities	39,952			53,633
Shareholders’ Equity	349,281			334,153
Total Liabilities and Shareholders’ Equity	$3,053,292			$2,735,915
Net interest income and interest rate spread		$72,102	3.33%		$66,196	3.46%
Net interest margin			3.48%			3.70%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $1,228 and $1,130 for the periods ended September 30, 2021 and 2020, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2021 and 2020. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,389	$(1,173)	$3,216
Taxable securities	637	(809)	(172)
Tax-exempt securities	196	(186)	10
Interest-bearing deposits in other banks	375	(565)	(190)
Total interest income	$5,597	$(2,733)	$2,864
Interest expense:
Demand and savings	$335	$(789)	$(454)
Time	(231)	(1,367)	(1,598)
Short-term FHLB advance	(134)	—	(134)
Long-term FHLB advance	(246)	(132)	(378)
Other borrowings	(275)	—	(275)
Federal funds purchased	(1)	—	(1)
Subordinated debentures	—	(204)	(204)
Repurchase agreements	3	(1)	2
Total interest expense	$(549)	$(2,493)	$(3,042)
Net interest income	$6,146	$(240)	$5,906

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $830 and $7,862 during the periods ended September 30, 2021 and 2020. The decrease in the provision for the first nine months of 2021 was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations in 2021 have created some level of optimism in the business community, there remains uncertainty due to the continued concern over increased infections from the Delta variant of COVID.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic since March 2020 have included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.  While some of the pressures have eased, ongoing supply chain and staffing challenges, as well as the threat of inflation remain.  Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the nine-month periods ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Service charges	$4,092	$3,812	$280	7.3%
Net gain on sale of securities	1,787	92	1,695	1842.4%
Net gain (loss) on equity securities	191	(126)	317	251.6%
Net gain on sale of loans	6,575	5,501	1,074	19.5%
ATM/Interchange fees	3,950	3,226	724	22.4%
Wealth management fees	3,570	2,916	654	22.4%
Bank owned life insurance	752	733	19	2.6%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	135	1,260	(1,125)	-89.3%
Other	1,214	727	487	67.0%
Total noninterest income	$24,641	$20,516	$4,125	20.1%

Noninterest income for the nine months ended September 30, 2021 was $24,641, an increase of $4,125, or 20.1%, from $20,516 for the same period of 2020. The increase was primary due to increases in net gain (loss) on equity securities of $317, net gain on sale of securities of $1,695, net gain on sale of loans of $1,074, ATM/Interchange fees of $724, wealth management fees of $654 and other income of $487, which was offset by a decrease in swap fees of $1,125.  Net gain on sale of securities increased as a result of the sale of Visa Class B shares.  Net gain (loss) on equity securities increased as a result of market value increases.  Net gain on sale of loans increased due to an increase in the premium on loans sold.  ATM/Interchange fees increased as a result of increased transaction fees and MasterCard fees.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $501 and $153, respectively. Trust income increased as a result of new accounts and market conditions while brokerage income has increased due to volume of business.  Swap fees decreased due to the volume of swaps performed during the nine-months ended September 30, 2021 as compared to the same period of 2020.  Other income increased due to increases in wire transfer fees, the amortization of mortgage servicing rights, merchant credit card fees and gains on the sale of OREO properties.

Additionally, the Company processes state and federal income tax refund payments for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $2,375 for each of the nine months ended September 30, 2021 and 2020.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the nine-month periods ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Compensation expense	$34,578	$32,063	$2,515	7.8%
Net occupancy expense	3,216	3,050	166	5.4%
Equipment expense	1,340	1,507	(167)	-11.1%
Contracted data processing	1,362	1,340	22	1.6%
FDIC assessment	829	531	298	56.1%
State franchise tax	1,607	1,394	213	15.3%
Professional services	2,255	2,289	(34)	-1.5%
Amortization of intangible assets	668	686	(18)	-2.6%
ATM/Interchange expense	1,843	1,316	527	40.0%
Marketing	1,000	1,056	(56)	-5.3%
Software maintenance expense	1,872	1,350	522	38.7%
Other operating expenses	10,741	7,115	3,626	51.0%
Total noninterest expense	$61,311	$53,697	$7,614	14.2%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the nine months ended September 30, 2021 was $61,311, an increase of $7,614, or 14.2%, from $53,697 reported for the same period of 2020. The primary reasons for the increase were increases in compensation expenses of $2,515, FDIC assessments of $298, state franchise tax of $213, ATM/Interchange expense of $527, software maintenance expense of $522 and other operating expenses of $3,626, offset by a decrease in expense in equipment expenses of $167.  The increase in compensation expense was due to increased payroll, employee insurance, employer savings contributions, payroll taxes and commission and incentive based costs.  Payroll and payroll related expenses increased due to annual pay increases, and increases in commission based costs are a result of increased loan activity.  The year-over-year increase in FDIC assessments was attributable to small bank assessment credits applied to the 2020 assessments.  The state franchise tax increase is related to $172 of additional taxes paid on the Company’s 2019 franchise tax return as a result of findings from a State of Ohio audit.  The increase in ATM/Interchange expense is primarily due to increased transaction fees and a settlement received in the second quarter of 2020.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The increase in other operating expense is primarily due to the prepayment expense of $3,717 related to the early payoff of an FHLB long-term advance.  Equipment expense decreased as a result of a decrease in equipment depreciation.

Income tax expense for the nine months ended September 30, 2021 totaled $5,038, up $1,904 compared to the same period in 2020. The effective tax rates for the nine-month periods ended September 30, 2021 and 2020 were 14.6% and 12.5%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.  The increase in the effective tax rate is due to higher taxable income for the nine-months ended September 30, 2021, as compared to the same period in 2020.

Capital Resources

Shareholders’ equity totaled $348,450 at September 30, 2021 compared to $350,108 at December 31, 2020. Shareholders’ equity was impacted by net income of $29,564, a $193 net decrease in the Company’s pension liability, which was offset by a decrease in the fair value of securities available for sale, net of tax, of $5,514, dividends on common stock of $5,932 and the Company’s repurchase of common shares during the period, which totaled $20,557.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2021 and December 31, 2020 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2021	15.4%	14.2%	12.7%	10.0%
Company Ratios—December 31, 2020	16.0%	14.7%	13.2%	10.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. Securities, with maturities of one year or less, totaled $9,172, or 1.8% of the total security portfolio at September 30, 2021. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $34,295 and $25,301 for the nine months ended September 30, 2021 and 2020, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash used by investing activities was $83,948 and $340,281 for the nine months ended September 30, 2021 and 2020, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits, borrowings and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $163,296 and $461,218 for the nine months ended September 30, 2021 and 2020, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2020, Civista had total credit availability with the FHLB of $630,339 with standby letters of credit totaling $21,300 and a remaining borrowing capacity of approximately $550,849. In addition, CBI maintains a credit line totaling $10,000.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2020 and September 30, 2021, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at September 30, 2021 and December 31, 2020.

The Company had derivative financial instruments as of December 31, 2020 and September 30, 2021. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2021			December 31, 2020
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	480,898	34,618	8%	515,754	44,930	10%
+100bp	463,817	17,537	4%	503,010	32,186	7%
Base	446,820	—	—	470,824	—	—
-100bp	496,401	50,121	11%	501,686	30,862	7%
-200bp	438,655	92,375	21%	527,360	56,536	12%

The change in net portfolio value from December 31, 2020 to September 30, 2021, can be attributed to a couple of factors.  The yield curve has shifted up and steepened on the short end from the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has decreased and the mix has shifted toward cash and investment securities.  The decrease in loans is result of PPP loan forgiveness.  Cash increased as a result of the increase in deposits.  Some of our excess liquidity has been redeployed into our investment portfolio.  The volume and mix of liabilities has shifted toward deposits and away from certificates of deposit and other borrowings.  Deposits increased as a result of personal, business and public fund account increases.  The mix shifts from the end of the year, particularly to deposits, led to a small decrease in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For 100 and 200 basis point downward changes in rates, the market value of assets would increase faster than the market value of liabilities, leading to an increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2021, were effective.

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

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2021, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	270,496	$22.77	270,496	$680,660
August 1, 2021 - August 31, 2021	42,934	$22.96	42,934	$13,117,881
September 1, 2021 - September 30, 2021	91,190	$22.56	91,190	$11,060,834
Total	404,620	$22.74	404,620	$11,060,834

On April 20, 2021, the Company publicly announced a common share repurchase program which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. Civista repurchased a total of 562,489 common shares for an aggregate purchase price of $12,819,340 under the repurchase program.  On August 12, 2021, the Company publicly announced a new common share repurchase program, which replaced the repurchase program which replaced the April 20, 2020 repurchase program and authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is August 10, 2022.  A total of 107,834 common shares had been repurchased for an aggregate purchase price of $2,439,166 as of September 30, 2021 under this repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (Unaudited) for the three- and nine-months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three- and nine-months ended September 30, 2021 and 2020; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three-and nine-months ended September 30, 2021 and 2020; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 9, 2021
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	November 9, 2021
Todd A. Michel	Date
Senior Vice President, Controller