Form 10-K
period 2021-12-31
CIVISTA BANCSHARES, INC.
filed 2022-03-15
CIK 944745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
common equity held by
non-affiliates
of the registrant based upon the closing market price as of June 30, 2021 was $323,533,981. For this purpose, shares held by non-affiliates
include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.
As of February 24, 2022, there were 14,888,915 common shares, no par value, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) are incorporated by reference into Parts I and II of this Form
10-K.
Portions of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders to be held on April 19, 2022 (the “2022 Proxy Statement”) are incorporated by reference into Part III of this
Form 10-K.

PART I
Item 1. Business
General Development of Business
CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $3,011,983 at December 31, 2021.
CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), Beachwood, and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. Civista and its consolidated subsidiaries as discussed below, accounted for 99.8% of the Company’s consolidated assets at December 31, 2021.
FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed in 2001 to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2021.
WATER STREET PROPERTIES (“WSP”) was formed in 2003 to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2021.
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
FIRST CITIZENS CAPITAL LLC (“FCC”) was also formed in the fourth quarter of 2007 as a wholly-owned subsidiary of Civista to hold inter-company debt that is eliminated in consolidation. The operations of FCC were discontinued December 31, 2021 as a result of inactivity.
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
CBI is a financial holding company. Through its subsidiary bank, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets. Refer to the Consolidated Financial Statements on pages 30 through 35 of the 2021 Annual Report for additional information.
Narrative Description of Business
General
The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, through its locations in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services.

Interest and fees on loans accounted for 67% of total revenue for 2021, 69% of total revenue for 2020, and 70% of total revenue for 2019. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Residential real estate mortgage loans comprised 22% of the total loan portfolio in 2021, 22% of the total loan portfolio in 2020 and 27% of the total loan portfolio in 2019. Commercial real estate loans comprised 56% of the total loan portfolio in 2021, 48% in 2020, and 49% in 2019. Commercial and agriculture loans comprised 12% of the total loan portfolio in 2021, 20% in 2020, and 12% in 2019. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.
On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions (the “ODFI”) unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2021, Civista had $59,772 of accumulated net profits available to pay dividends to CBI without approval of the ODFI.
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
Expand Relationships in Our Communities
We emphasize relationship banking by maintaining and growing our customers and contacts with personal interaction by our bankers and management teams in the communities that we serve. We strive to do this by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs of our customers and potential customers. Civista, through its Civista Wealth Management division, also offers investment and advisory solutions. Our approach is personalized and focused on what our clients need. We provide individuals, families, business and non-profits
with personalized investment management,
401-(k)
advisory services for employers, financial planning, trust services, and tailored lending.
Measured Loan Portfolio Growth while Aiding Borrowers Impacted by
COVID-19
Our loan growth strategy is to originate high quality commercial loans with strong sponsors and favorable credit metrics on the retail side in order to achieve measured growth.
We believe it is critical to have as a strategic initiative a plan to work with our customers, in the short and medium terms, in navigating the impacts of the ongoing
COVlD-19
pandemic. As part of this plan, we are focused on the inevitable changing needs and preferences of our customers in a post-COVID-19
environment. We have utilized several resources at our disposal, including loan modifications and payment deferrals, to proactively aid our borrowers.
During 2020, Civista implemented a temporary loan deferral program for customers impacted by COVID-19 pursuant to which Civista provided loan deferrals on an aggregate of 813 loans totaling $431.3 million. As of December 31, 2021, Civista had seven loans totaling $5.1 million and representing 0.3 percent of loans outstanding, excluding Paycheck Protection Program (“PPP”) loans, that remained on
COVID-19
loan deferral. The
COVID-19
loan modifications are not classified as TDRs because they satisfied certain requirements as set forth under the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) to not be classified as TDRs. Further details regarding these modifications are provided in the table on page 60 of the Company’s 2021 Annual Report to Shareholders. For loans subject to the deferral program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.
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
Leverage Our Residential Mortgage Banking Infrastructure
We seek to leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market, Mortgage loan originations and sales activity are strategies utilized to support growth in our non-interest
income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.
Improve Our Operating Efficiency
Expense discipline is a key strategy to improve operating efficiency and contribute to earnings growth. We also strive to operate more efficiently by incorporating technology into our client offerings.
Maintain Robust Capital and Liquidity Levels
The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2021 Tier 1 Leverage ratios of the Company and Civista of 10.2 percent and 10.8 percent, respectively. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the
COVID-19
pandemic.
In addition to our robust capital levels, we maintain significant sources of both on-
and
off-balance
sheet liquidity and plan to continue to do so. At December 31, 2021, our liquid assets included $255.2 million of short-term cash and equivalents supplemented by $559.9 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $581.5 million from the Federal Home Loan Bank of Cincinnati at December 31, 2021.
Ensure the Adequacy of Our Allowance
for
Credit
Losses
The economic implications of the
COVID-19
pandemic on our business and the resulting impact on our asset quality are difficult to fully predict at this time. Notwithstanding this uncertainty, our reserve levels have remained adequate with total allowance amounting to $26.6 million at December 31, 2021.
Market Area and Competition
At December 31, 2021, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.
The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans. We compete with numerous financial institutions, including large regional financial institutions, community banks, thrifts and credit unions operating without our market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size, resources and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer, as well as higher lending limits, which may adversely affect the ability of Civista to compete.
Products and Services
We offer a broad range of deposit and loan products and other banking services. These include personal and commercial checking accounts, retirement accounts, money market accounts, time and savings accounts, safe deposit boxes, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile/digital banking. Civista also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit.

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through Civista’s participation in the Certificate of Deposit Account Registry Service
®
(CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network, LLC. Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with Civista and Civista uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.
We offer commercial and personal loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime
lending market.
Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with Civista, business assets including accounts receivable, inventory and equipment, and liens on commercial real estate.
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
Consumer loans are made to individuals who qualify for auto loans, cash reserve, and installment loans. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with Civista.
Our portfolio lending activities include the origination of
one-
to four-family first mortgage loans, primarily in our designated market area. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards. As a complement to our residential one-
to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one-
to four-family mortgage loans that generally meet the secondary mortgage market standards. Such loans are generally originated by and sourced from the same resources and markets as those loans originated and held in our portfolio.
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
We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We use company-wide surveys to solicit feedback from our employees. We have a formal annual goal setting and performance review process for our employees. We promote a values-based culture, an important factor in retaining our employees. Our training, to share and communicate our culture to all employees, plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of our customers, their careers, our company and our communities. We have recently established a Diversity, Equity and Inclusion Council (“DEI Council”). This company-wide diversity and inclusion advisory council stewards the Company’s efforts and provides guidance on priorities. This council is composed of employees from all areas of our Company and locations where we operate.
We monitor and evaluate various turnover and attrition metrics throughout our organization. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.
Civista employs approximately 441 full-time equivalent employees to whom a variety of benefits are provided. CBI has no employees. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.
Supervision and Regulation
CBI and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the “DIF”) and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. These laws and regulations also may restrict the ability of CBI to pay dividends to its shareholders, to repurchase its common shares or to receive dividends from Civista, and impose capital adequacy and liquidity requirements.
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
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Civista, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the DIF, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.
The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). This restoration plan maintained the scheduled assessment rates for all insured institutions. As of September 30, 2021, the DRR was 1.27%. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.
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
COVID-19
Legislation and Initiatives
: In response to the novel
COVID-19
pandemic
(“COVID-19”),
the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as CBI and Civista, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over CBI and Civista. Furthermore, as
COVID-19
evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for
COVID-19.
In addition, it is possible that Congress will enact supplementary
COVID-19
response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss model (accounting standard), which is described below. The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to
COVID-19.
The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during
COVID-19.
These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to
Hard-Hit
Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators”. As a participating lender in the PPP, Civista continues to monitor legislative, regulatory, and supervisory developments related thereto.
On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain
COVID-19
liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by
COVID-19.
On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to
COVID-19.
Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal
COVID-19
response programs (such as the PPP) and other

lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations, such as CBI and Civista, under $10.0 billion in total assets as of December 31, 2019 were permitted to use asset data as of December 31, 2019, to determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. As such, it was not until January 1, 2022 that asset growth again triggered new regulatory requirements for these community banking organizations.
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
Community Reinvestment Act:
The CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low-
and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Civista received a rating of “satisfactory” in its most recent CRA examination.
Economic Growth, Regulatory Relief and Consumer Protection Act
:
On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including CBI, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CBI and Civista, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to CBI or Civista even before the enactment of the Regulatory Relief Act.
Patriot Act and Anti-Money Laundering:
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
The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
Office of Foreign Assets Control Regulation
. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Civista is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market LLC (“Nasdaq”):
CBI is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. CBI is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. CBI’s common shares are listed with Nasdaq under the symbol “CIVB” and CBI is subject to the rules for Nasdaq listed companies.
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
In September 2019, the Federal Reserve Board, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance
sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company did not utilize the CBLR in assessing capital adequacy and, instead, continued to follow existing capital rules.
In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one
adverse effects on regulatory capital that may result from the adoption of the CECL model. The Company currently anticipates recording a one-time
cumulative effect adjustment upon adoption, and does not anticipate utilizing the three year phase in. The Company expects to maintain risk-based capital ratios in excess of “well-capitalized” after the impact of the one-time
cumulative effect adjustment.

At December 31, 2021, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 18 to the Company’s 2021 Consolidated Financial Statements.
The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2021, met the standards for the highest capital category, a “well-capitalized” bank.
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
In July 2019, the five federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Civista, from the Volcker Rule, consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.
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

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.
The Federal Reserve Board and the OCC review, as part of their respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as CBI and Civista, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
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
Financial Privacy Provisions:
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public
information about consumers to
non-affiliated
third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated
third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Civista is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
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
In November 2021, the OCC, the Federal Reserve Board and the FDIC issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify its customers of a computer-security incident.
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
Statistical Information
The following section contains certain financial disclosures related to the Company as required under Subpart 1400 of the SEC’s Regulation
S-K,
or a specific reference as to the location of the required disclosures in the Registrant’s 2021 Annual Report to Shareholders, portions of which are incorporated in this Form
10-K
by reference.
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2021, 2020 and 2019 is included on pages 14 through 16—“Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2021 Annual Report to Shareholders and is incorporated into this Item I by reference.
Investments in Debt Securities
The following table sets forth the maturities of securities at December 31, 2021 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$3,252	1.32%	$25,714	0.63%	$18,691	1.29%	$233	1.56%
Obligations of states and political subdivisions (1)	537	3.56	8,904	4.03	42,211	2.72	247,184	2.90
Mortgage-backed securities in government sponsored entities	1,573	3.11	16,560	3.23	11,872	0.82	183,143	1.90

Total	$5,362	2.07%	$51,178	2.07%	$72,774	2.04%	$430,560	2.51%

(1)	Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.

(2)	The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

Loan Portfolio
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2021, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial & Agriculture	$70,434	$115,810	$59,678	$580	$246,502
Commercial Real Estate:
Owner Occupied	8,311	48,099	216,523	22,519	295,452
Non-Owner Occupied	36,837	241,402	535,859	15,212	829,310
Residential Real Estate	6,393	18,744	201,719	203,204	430,060
Real Estate Construction	24,703	78,299	39,660	14,465	157,127
Farm Real Estate	2,380	3,578	18,667	3,794	28,419
Consumer and Other	2,512	6,139	2,017	341	11,009

Total	$151,570	$512,071	$1,074,123	$260,115	$1,997,879

	Due After One Year
	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial & Agriculture	$78,080	$97,988
Commercial Real Estate:
Owner Occupied	54,777	232,364
Non-Owner Occupied	197,951	594,522
Residential Real Estate	121,192	302,475
Real Estate Construction	24,962	107,462
Farm Real Estate	7,283	18,756
Consumer and Other	7,465	1,032

Total	$491,710	$1,354,599

The preceding maturity information is based on contract terms at December 31, 2021 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Allowance for Credit Losses
Analysis of the Allowance for Loan Losses
The following table shows the daily average loan balances and changes in the allowance for credit losses for the years indicated.

	2021	2020	2019
	(Dollars in thousands)
Total loans outstanding	$1,997,879	$2,057,502	$1,708,970
Allowance for credit losses at year end	26,641	25,028	14,767
Loans accounted for on a nonaccrual basis	3,673	5,125	5,599
Allowance for credit losses to total loans outstanding	1.33%	1.22%	0.86%
Nonaccrual loans to total loans outstanding	0.18%	0.25%	0.33%
Allowance for credit losses to nonaccrual loans	725.32%	488.35%	263.74%
Average loans outstanding:
Commercial & Agriculture	338,916	359,820	185,093
Commercial Real Estate—Owner Occupied	278,777	256,962	193,335
Commercial Real Estate—Non-Owner Occupied	755,578	643,622	576,383
Real Estate Mortgage	433,351	462,834	464,509
Real Estate Construction	176,775	175,573	140,184
Farm Real Estate	28,968	33,935	35,819
Consumer and Other	14,542	20,726	17,652

Total average loans outstanding	2,026,907	1,953,472	1,612,975
Net charge-offs (recoveries):
Commercial & Agriculture	(150)	13	28
Commercial Real Estate—Owner Occupied	(7)	(111)	(128)
Commercial Real Estate—Non-Owner Occupied	(395)	(48)	(102)
Real Estate Mortgage	(182)	18	35
Real Estate Construction	(1)	(4)	21
Farm Real Estate	(12)	(13)	(5)
Consumer and Other	(36)	(4)	98

Total net charge-offs (recoveries)	(783)	(149)	(53)

Ratio of net charge-offs (recoveries) during the year to average loans outstanding:
Commercial & Agriculture	(0.04)%	0.00%	0.02%
Commercial Real Estate—Owner Occupied	(0.00)%	(0.04)%	(0.07)%
Commercial Real Estate—Non-Owner Occupied	(0.05)%	(0.01)%	(0.02)%
Real Estate Mortgage	(0.04)%	0.00%	0.01%
Real Estate Construction	(0.00)%	(0.00)%	0.01%
Farm Real Estate	(0.04)%	(0.04)%	(0.01)%
Consumer and Other	(0.25)%	(0.02)%	0.56%

Total net recoveries (charge-offs)	(0.04)%	(0.01)%	(0.00)%

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

Allocation of Allowance for Credit Losses
The following tables allocate the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses estimated to be incurred within the following categories of loans at the dates indicated.

	2021		2020
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,600	12.3%	$2,810	19.9%
Commercial Real Estate—Owner Occupied	4,464	14.9	4,057	13.6
Commercial Real Estate—Non-Owner Occupied	13,860	41.5	12,451	34.3
Real Estate Mortgage	2,597	21.5	2,484	21.5
Real Estate Construction	1,810	7.9	2,439	8.5
Farm Real Estate	287	1.4	338	1.6
Consumer and Other	176	0.5	209	0.6
Unallocated	847	—	240	—

	$26,641	100.0%	$25,028	100.0%

	2019
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial and Agriculture	$2,219	11.9%
Commercial Real Estate—Owner Occupied	2,541	14.4
Commercial Real Estate—Non-Owner Occupied	6,584	34.6
Real Estate Mortgage	1,582	27.1
Real Estate Construction	1,250	9.1
Farm Real Estate	344	2.0
Consumer and Other	247	0.9
Unallocated	—	—

	$14,767	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. Loss migration rates are calculated over a twelve quarter period for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans increased from 1.22% in 2020 to 1.33% in 2021. The unallocated reserve of Civista increased to $847 in 2021 from $240 in 2020. Management considers both the increase in unallocated and the end-of-period
number to be insignificant and within the loan policy guidelines.
Deposits
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2021		2020
	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$907,591	N/A	$739,648	N/A
Interest-bearing demand deposits	497,067	0.03%	379,828	0.05%
Savings, including Money Market deposit accounts	818,153	0.13%	670,716	0.24%
Certificates of deposit, including IRA’s	265,294	1.11%	288,262	1.76%

	$2,488,105		$2,078,454

Uninsured deposits at December 31, 2021 and 2020 were $599,380 and $515,454, respectively. Uninsured deposits as December 31, 2021 and 2020 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250,000 per separately insured depositor.
Maturities of certificates of deposits and individual retirement accounts of more than $250,000 outstanding at December 31, 2021 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$12,532	$301	$12,833
Over 3 through 6 months	6,784	611	7,395
Over 6 through 12 months	12,785	648	13,433
Over 12 months	23,410	1,296	24,706

	$55,511	$2,856	$58,367

Item lA. Risk Factors
FOR WARD-LOOKING STATEMENTS
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
THE ECONOMIC IMPACT OF THE ONGOING
COVID-19
PANDEMIC, OR AN OUTBREAK OF ANOTHER HIGHLY INFECTIOUS OR CONTAGIOUS DISEASE, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The ongoing
COVID-19
pandemic has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for Civista’s products and services has been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the COVID- 19 pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The extent to which COVID-19 impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
As of December 31, 2021, we continued to hold and service a limited number of PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that most if not all of our remaining PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.
The spread of
COVID-19,
including new variants thereof, has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.
COVID-19,
including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to fully reopen or experiences additional or new closures or downturns as a result of the COVID-19 pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

•	we rely on third party vendors for certain services, and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and

•	continued adverse economic conditions could result in protracted volatility in the price of our common shares.
Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to
COVID-19,
including new variants thereof, or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Even after the
COVID-19
pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.
We continue to closely monitor the impact of
COVID-19
and related risks as they evolve. To the extent the effects of
COVID-19
adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.
CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS THROUGH DECLINES IN DEPOSITS, LOAN DEMAND, THE ABILITY OF OUR CUSTOMERS TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS.
Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect Civista’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista’s borrowers to repay their loans, and the value of the collateral securing loans made by Civista. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of Civista’s customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from the ongoing
COVID-19
pandemic, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND
NON-PERFORMING
ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.
At December 31, 202 I, approximately 21.5% and 56.3%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.
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
See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 19 through 21 of the 2021 Annual Report for additional information related to the Company’s interest rate risk.
A TRANSITION AWAY FROM LIBOR AS A REFERENCE RATE FOR FINANCIAL CONTRACTS COULD NEGATIVELY IMPACT OUR INCOME AND EXPENSES AND THE VALUE OF VARIOUS FINANCIAL CONTRACTS.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 202 I, in the case of 1-week and
2-month
LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.
These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.
The Company has limited exposure to LIBOR, with total exposure as of December 31, 2021 of approximately $362.9 million. The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings (if any), and Civista’s swap contracts which can be tied to LIBOR. The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate. The Company is working through this transition via a multi-disciplinary project team. We are still evaluating the impact the change to a benchmark like SOFR or Prime Rate will have on our financial condition, results of operations or cash flows.
RISKS RELATED TO OUR BUSINESS OPERATIONS
WE ARE EXPOSED TO OPERATIONAL RISK.
We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Many of these risks are heightened in light of
COVID-19.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.
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
Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) consumer compliance, business continuity and data security systems prove to be inadequate.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance (ESP) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.
UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT INFORMATION OR BREACHES IN SECURITY OF OUR SYSTEMS, COULD SEVERELY HARM OUR BUSINESS.
As part of our financial institution business, we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. The Company also routinely reviews documentation of such controls and backups related to third-party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.
We could be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as faced by us). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.
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
We have implemented security controls to prevent unauthorized access to the computer systems, and we require our third-party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach of our computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. While Civista maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.
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
NONCOMPLIANCE WITH THE BANK SECRECY ACT (BSA) AND OTHER ANTI-MONEY LAUNDERING STATUTES AND REGULATIONS COULD CAUSE A MATERIAL FINANCIAL LOSS.
The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based
approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance for loan losses.
On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”)
2016-13
“Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The FASB voted to defer the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.
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
WE DO NOT HAVE ASSURANCE REGARDING THE FUTURE REVENUES OF OUR TAX REFUND PROGRAM.
The revenues from our tax refund program are based upon a contract with a third party. While the contract has a term of three years expiring October 31, 2022 and contains provisions for automatic renewal after that term, the amount to be paid to us is not fixed for any period after 2021. As a result, the amount paid to us may fluctuate, and there is no assurance that the parties will be able to negotiate compensation that is acceptable to us after that year.
FUTURE ACQUISITIONS OR OTHER EXPANSION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULT OF OPERATIONS.
In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services.
On January I 0, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comunibanc Corp. (“Comunicbanc”) pursuant to which we will acquire Comunibanc and its wholly-owned subsidiary, The Henry County Bank. It is anticipated that The Henry County Bank will be merged with and into Civista upon completion of the transaction, at which time The Henry County Bank’s seven banking offices located in Northwest Ohio will become offices of Civista. At September 30, 2021, Comunibanc and The Henry County Bank had total consolidated assets of $329 million, total loans of $165 million and total deposits of $276 million. The merger transaction is anticipated to be completed during the second quarter of 2022, subject to the satisfaction of closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the shareholders of Comunibanc.
Any future acquisition or expansion of our business, including the contemplated acquisition of Comunibanc, will involve a number of expenses and risks, which may include some or all of the following:

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
Various federal and state statutory provisions and regulations limit the amount of dividends that Civista may pay to us without regulatory approval. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the ODFI so long as the total amount of the dividends in a calendar year does not exceed Civista’s total net income for that year combined with its retained net income for the two preceding years. In addition, the Federal Reserve has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Civista to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends on our common or preferred shares.
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
WE ARE AT RISK OF INCREASED LOSSES FROM FRAUD.
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against the Company, the Company may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.
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
WE ARE SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH CIVISTA’S LENDING ACTIVITIES. A significant portion of Civista’s Joan portfolio is secured by real property. During the ordinary course of business, Civista forecloses on and takes title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Civista may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws and evolving regulation may require Civista to incur substantial expenses and may materially reduce the affected property’s value or limit Civista’s ability to use or sell the affected property. In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase Civista’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

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
Item 4. Mine Safety Disclosures
Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information regarding the market in which CBI’s common shares are traded is incorporated herein by reference from the information appearing under the caption “Common Shares and Shareholder Matters” located on page 4 of the 2021 Annual Report.
As of February 24, 2022, there were approximately 1,502 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.
Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form
10-K
and is incorporated herein by reference.
During the fourth quarter of 2021, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 -October 31, 2021	4,000	$23.99	4,000	$10,964,868
November 1, 2021 - November 30, 2021	10,752	$23.72	10,752	$10,709,821
December 1, 2021 - December 31, 2021	58,789	$23.83	58,789	$9,308,655
Total	73,541	$23.83	73,541	$9,308,655
On August 12, 2021, the Company publicly announced a common share repurchase program, which replaced the Company’s previous repurchase program that was announced on April 20, 2020 repurchase program and authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is August 10, 2022. A total of 181,375 common shares had been repurchased for an aggregate purchase price of $4,191,345 as of December 31, 2021 under this repurchase program.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Information required by this item is incorporated herein by reference from the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 5 through 19 of the 2021 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is incorporated herein by reference from the disclosures included under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 19 through 21 of the 2021 Annual Report.
Item 8. Financial Statements and Supplementary Financial Data
Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 94 of the 2021 Annual Report (included as Exhibit 13.1 hereto).
Report of Independent Registered Public Accounting Firm on Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)
Consolidated Balance Sheets
December 31, 2021 and 2020
Consolidated Statements of Operations
For the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019
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
Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2021, were effective.
Reports on Internal Control Over Financial Reporting
The “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” located on pages 24 through 27 of the 2021 Annual Report are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
There was no information the Company was required to disclose in a current report on Form
8-K
during the fourth quarter of 2021 that was not reported.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information contained under the captions “Proposal 1 – Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation – Delinquent – Section 16(a) Reports”, “Board of Director Meetings and Committees – Audit Committee”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2022 Proxy Statement is incorporated herein by reference in response to this Item.
Item 11. Executive Compensation.
The information contained under the captions “2021 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2022 Proxy Statement is incorporated herein by reference in response to this Item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2022 Proxy Statement is incorporated herein by reference in response to this Item.
The following table shows the number of common shares remaining available for awards under the Company’s 2014 Incentive Plan at December 31, 2021.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	154,123
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	154,123

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Directors, Officers and Related Persons” in the 2022 Proxy Statement is incorporated herein by reference in response to this Item.
Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Audit Committee Matters” of the 2022 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as a Part of the Report

1.
Financial Statements.
Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference from pages 25 through 94 of the 2021 Annual Report (included as Exhibit 13.1 hereto).

Report of Independent Registered Public Accounting Firm on Financial Statements (PCAOB ID: 686)
Consolidated Balance Sheets
December 31, 2021 and 2020
Consolidated Statements of Operations
For the years ended December 31, 20210, 2020 and 2019
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated January 10, 2022 by and between Civista Bancshares, Inc. and Comunibanc Corp.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on January 10, 2022 and incorporated herein by reference. (File No. 001-36192).
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 16, 2018 and incorporated herein by reference (File No. 001-36192).
3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).
Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form
10-Q
for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File
No. 001-36192)

4.1	Indenture dated November 30, 2021, by and between Civista Bancshares, Inc. and UMB Bank, National Association, as Trustee.	Filed as Exhibit 4.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 30, 2022 and incorporated herein by reference (File No. 001-36192).
4.2	Forms of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.	Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto.

Exhibit	Description	Location
4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.4	Description of Capital Stock of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2021 and incorporated herein by reference (File No. 001-36192).
10.1*	Form of Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change of Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.6*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)
10.7*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 and incorporated herein by reference (File No. 1-36192).
10.8*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.9*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
13.1	Civista Bancshares, Inc. 2021 Annual Report to Shareholders (not deemed filed except for portions which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included herewith
21.1	Subsidiaries of CBI	Included herewith
23.1	Consent of BKD, LLP	Included herewith

Exhibit	Description	Location
23.2	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101
The following materials from Civista Bancshares, Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation
S-T:
(i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements .

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)
Date: March 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2022 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas A. Depler	/s/ Allen R. Nickles, CPA , CFE , CICA
Thomas A. Depler, Director	Allen R. Nickles, CPA, CFE , CICA , Director

/s/ Harry Singer	/s/ Julie A. Mattlin
Harry Singer, Director	Julie A. Mattlin, Director

/s/ Todd A. Michel	/s/ M. Patricia Oliver
Todd A. Michel, Senior Vice President,	M. Patricia Oliver, Director
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, Chairman of the Board	Daniel J. White, Director

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Director	Dennis G. Shaffer, President & CEO, (Principal Executive Officer)

/s/ William F. Ritzmann
William F. Ritzmann, Director