Form 10-Q
period 2022-03-31
CIVISTA BANCSHARES, INC.
filed 2022-05-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 4, 2022—14,586,651 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2022
	(Unaudited)	December 31, 2021
ASSETS
Cash and due from financial institutions	$411,858	$253,459
Restricted cash	840	10,780
Cash and cash equivalents	412,698	264,239
Investments in time deposits	1,728	1,730
Securities available for sale	552,377	559,874
Equity securities	1,122	1,072
Loans held for sale	4,794	1,972
Loans, net of allowance of $27,033 and $26,641	1,991,155	1,971,238
Other securities	18,511	17,011
Premises and equipment, net	22,110	22,445
Accrued interest receivable	7,738	7,385
Goodwill	76,851	76,851
Other intangible assets, net	7,400	7,581
Bank owned life insurance	46,885	46,641
Swap assets	6,852	11,072
Other assets	34,136	23,794
Total assets	$3,184,357	$3,012,905
LIABILITIES
Deposits
Noninterest-bearing	$987,347	$788,906
Interest-bearing	1,627,790	1,627,795
Total deposits	2,615,137	2,416,701
Long-term Federal Home Loan Bank advances	75,000	75,000
Securities sold under agreements to repurchase	23,931	25,495
Subordinated debentures	103,704	103,735
Swap liabilities	6,852	11,072
Accrued expenses and other liabilities	32,041	25,690
Total liabilities	2,856,665	2,657,693
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 17,741,358 shares issued at March 31, 2022 and 17,709,584 shares issued at December 31, 2021, including Treasury shares	277,919	277,741
Retained earnings	131,934	125,558
Treasury shares, 2,944,144 common shares at March 31, 2022 and 2,755,384 common shares at December 31, 2021, at cost	(61,472)	(56,907)
Accumulated other comprehensive income (loss)	(20,689)	8,820
Total shareholders’ equity	327,692	355,212
Total liabilities and shareholders’ equity	$3,184,357	$3,012,905

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
Interest and dividend income
Loans, including fees	$21,038	$22,783
Taxable securities	1,720	1,275
Tax-exempt securities	1,789	1,518
Deposits in other banks	119	149
Total interest and dividend income	24,666	25,725
Interest expense
Deposits	705	1,260
Federal Home Loan Bank advances	190	443
Subordinated debentures	836	186
Securities sold under agreements to repurchase and other	3	8
Total interest expense	1,734	1,897
Net interest income	22,932	23,828
Provision for loan losses	300	830
Net interest income after provision for loan losses	22,632	22,998
Noninterest income
Service charges	1,579	1,256
Net loss on sale of securities	—	(1)
Net gain on equity securities	50	88
Net gain on sale of loans	936	2,745
ATM/Interchange fees	1,241	1,248
Wealth management fees	1,277	1,146
Bank owned life insurance	244	243
Tax refund processing fees	1,900	1,900
Swap fees	—	76
Other	416	489
Total noninterest income	7,643	9,190
Noninterest expense
Compensation expense	12,223	11,782
Net occupancy expense	1,150	1,224
Equipment expense	495	414
Contracted data processing	620	443
FDIC assessment	203	259
State franchise tax	591	625
Professional services	1,049	738
Amortization of intangible assets	217	223
ATM/Interchange expense	513	593
Marketing	317	299
Software maintenance expense	708	508
Other operating expenses	2,172	2,079
Total noninterest expense	20,258	19,187
Income before taxes	10,017	13,001
Income tax expense	1,551	2,243
Net Income	$8,466	$10,758
Earnings per common share, basic	$0.57	$0.68
Earnings per common share, diluted	$0.57	$0.68
Weighted average common shares, basic	14,853,287	15,820,301
Weighted average common shares, diluted	14,853,287	15,820,301

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$8,466	$10,758
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities	(37,446)	(6,476)
Tax effect	7,882	1,360
Reclassification of gains recognized in net income	—	1
Tax effect	—	—
Pension liability adjustment	69	82
Tax effect	(14)	(17)
Total other comprehensive loss	(29,509)	(5,050)
Comprehensive income (loss)	$(21,043)	$5,708

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	8,466	—	—	8,466
Other comprehensive loss	—	—	—	—	(29,509)	(29,509)
Stock-based compensation	31,774	178	—	—	—	178
Common stock dividends ($0.14 per share)	—	—	(2,090)	—	—	(2,090)
Purchase of common stock	(188,760)	—	—	(4,565)	—	(4,565)
Balance, March 31, 2022	14,797,214	$277,919	$131,934	$(61,472)	$(20,689)	$327,692

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	10,758	—	—	10,758
Other comprehensive loss	—	—	—	—	(5,050)	(5,050)
Stock-based compensation	39,139	125	—	—	—	125
Common stock dividends ($0.12 per share)	—	—	(1,907)	—	—	(1,907)
Purchase of common stock	(186,692)	—	—	(3,976)	—	(3,976)
Balance, March 31, 2021	15,750,479	$277,164	$101,899	$(38,574)	$9,569	$350,058

See notes to interim unaudited consolidated financial statements

   CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net cash from operating activities	$9,114	$15,910
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	16,731	18,055
Purchases of securities, available-for-sale	(47,156)	(18,149)
Purchase of other securities	(1,500)	—
Net change in loans	(18,809)	722
Proceeds from sale of other real estate owned properties	—	118
Premises and equipment purchases	(138)	(163)
Net cash (used for) provided by investing activities	(50,872)	583
Cash flows from financing activities:
Increase in deposits	198,436	286,509
Increase (decrease) in securities sold under repurchase agreements	(1,564)	599
Purchase of treasury shares	(4,565)	(3,976)
Common dividends paid	(2,090)	(1,907)
Net cash provided by financing activities	190,217	281,225
Increase in cash and cash equivalents	148,459	297,718
Cash and cash equivalents at beginning of period	264,239	137,049
Cash and cash equivalents at end of period	$412,698	$434,767
Cash paid during the period for:
Interest	$570	$1,923
Supplemental cash flow information:
Transfer of premises to held-for-sale	—	46
Change in fair value of swap asset	4,220	9,091
Change in fair value of swap liability	(4,220)	(9,111)
Securities purchased not settled	1,876	1,967

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.) and CIVB Risk Management, Inc. (CRMI). CRMI is a wholly-owned captive insurance company which allows CBI and its subsidiaries to insure against certain risks unique to their operations. The operations of CRMI are located in Wilmington, Delaware. First Citizens Capital LLC (FCC) is wholly-owned by Civista and holds inter-company debt. The operations of FCC are located in Wilmington, Delaware. First Citizens Investments, Inc. (FCI) is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware. FCIA was formed to allow the Company to participate in commission revenue generated through its third-party insurance agreement. Water St. was formed to hold properties repossessed by CBI subsidiaries.  The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations and changes in cash flows for the periods ended March 31, 2022 and 2021 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2021 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was to be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update deferred the effective date of ASU 2016-13 for U.S. Securities and Exchange Commission (“SEC”) filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the effect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments to Topic 825 were to be effective for interim and annual reporting periods beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a material impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualified as a smaller reporting company and does not expect to early adopt these ASUs.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance, such as the Company, are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

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

(3) Securities

The amortized cost and fair market value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$46,291	$23	$(2,662)	$43,652
Obligations of states and political subdivisions	311,494	5,736	(11,246)	305,984
Mortgage-backed securities in government sponsored entities	213,462	623	(11,344)	202,741
Total debt securities	$571,247	$6,382	$(25,252)	$552,377

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$48,390	$30	$(530)	$47,890
Obligations of states and political subdivisions	281,247	17,696	(107)	298,836
Mortgage-backed securities in government sponsored entities	211,660	2,938	(1,450)	213,148
Total debt securities	$541,297	$20,664	$(2,087)	$559,874

The amortized cost and fair value of securities at March 31, 2022, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$795	$794
Due after one year through five years	34,667	33,381
Due after five years through ten years	65,215	63,177
Due after ten years	257,108	252,284
Mortgage-backed securities	213,462	202,741
Total securities available for sale	$571,247	$552,377

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended
	March 31,
	2022	2021
Sale proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—
Losses from securities called or settled by the issuer	—	(1)

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $180,772 and $168,435 as of March 31, 2022 and December 31, 2021, respectively.

Securities with unrealized losses at March 31, 2022 and December 31, 2021 not recognized in income are set forth in the tables below, segregated by securities with maturities of 12 months or less and securities with maturities of more than 12 months:

March 31, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$33,010	$(2,064)	$9,936	$(598)	$42,946	$(2,662)
Obligations of states and political subdivisions	146,815	(11,246)	—	—	146,815	(11,246)
Mortgage-backed securities in gov’t sponsored entities	156,426	(10,648)	7,639	(696)	164,065	(11,344)
Total temporarily impaired	$336,251	$(23,958)	$17,575	$(1,294)	$353,826	$(25,252)

December 31, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$41,432	$(473)	$2,014	$(57)	$43,446	$(530)
Obligations of states and political subdivisions	25,797	(107)	—	—	25,797	(107)
Mortgage-backed securities in gov’t sponsored entities	141,327	(1,343)	3,123	(107)	144,450	(1,450)
Total temporarily impaired	$208,556	$(1,923)	$5,137	$(164)	$213,693	$(2,087)

At March 31, 2022, there were a total of 235 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net gains recognized on equity securities during the period	$50	$88
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized gains recognized on equity securities held at reporting date	$50	$88

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2022	December 31, 2021
Commercial & Agriculture	$218,443	$246,502
Commercial Real Estate- Owner Occupied	301,352	295,452
Commercial Real Estate- Non-Owner Occupied	869,663	829,310
Residential Real Estate	432,770	430,060
Real Estate Construction	161,651	157,127
Farm Real Estate	24,648	28,419
Consumer and Other	9,661	11,009
Total loans	2,018,188	1,997,879
Allowance for loan losses	(27,033)	(26,641)
Net loans	$1,991,155	$1,971,238

Included in Commercial & Agriculture loans above are $15,529 and $43,209 of Paycheck Protection Program (“PPP”) loans as of March 31, 2022 and December 31, 2021, respectively.

Included in total loans above are net deferred loan fees of $1,849 and $2,924 at March 31, 2022 and December 31, 2021, respectively, which included net deferred loan fees from PPP loans of $583 and $1,762 as of March 31, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

In total, we processed over 3,600 PPP loans totaling $399.4 million during 2020 and 2021.  Of the total PPP loans we originated, $383.9 million had been forgiven or paid off as of March 31, 2022.  We recognized $1.2 million of PPP fees in income during the quarter, and at March 31, 2022, $583 thousand of unearned PPP fees remain.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $27,033 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2022. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2022 and March 31, 2021.

Allowance for loan losses:

For the three months ended March 31, 2022	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,600	$—	$1	$(17)	$2,584
Commercial Real Estate:
Owner Occupied	4,464	—	—	130	4,594
Non-Owner Occupied	13,860	—	48	669	14,577
Residential Real Estate	2,597	(1)	61	(45)	2,612
Real Estate Construction	1,810	—	—	53	1,863
Farm Real Estate	287	—	2	(40)	249
Consumer and Other	176	(29)	10	(21)	136
Unallocated	847	—	—	(429)	418
Total	$26,641	$(30)	$122	$300	$27,033

For the three months ended March 31, 2022, the Company provided $300 to the allowance for loan losses, as compared to a provision of $830 for the three months ended March 31, 2021.  The decrease in the provision in the first quarter of 2022, as compared to the first quarter of 2021, was due to the stability of our credit quality metrics coupled with the continued stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations and improved treatments have created a level of optimism in the business community, there remains caution due to the lingering concerns over potential infection spikes.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, additional employee costs, higher challenges throughout our footprint and rising inflationary pressures.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the impact of higher inflation remain.

During the three months ended March 31, 2022, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in PPP loan balances. Commercial and Agriculture loan balances decreased during the quarter mainly due to the forgiveness or payoff of PPP loans during the quarter.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, accompanied by an increase in classified loans balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to net recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in loan balances.  This was represented as a decrease in the provision.  The allowance for Consumer and Other loans decreased due to a decrease in loan balances.  This was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at March 31, 2022.

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

For the three months ended March 31, 2021, the Company provided $830 to the allowance for loan losses.  The provision was primarily the result of changes in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts from the COVID-19 pandemic during the three months ended March 31, 2021 included the loss of revenue experienced by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief.

For the three months ended March 31, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates. While loan balances increased, they increased in balances mainly from Civista’s participated in the PPP loan program.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances and loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances and by an increase in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in balances of substandard classified loan balances, represented by an increase in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at March 31, 2021.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of March 31, 2022 and December 31, 2021.

March 31, 2022	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,584	$2,584
Commercial Real Estate:
Owner Occupied	—	6	4,588	4,594
Non-Owner Occupied	—	—	14,577	14,577
Residential Real Estate	—	12	2,600	2,612
Real Estate Construction	—	—	1,863	1,863
Farm Real Estate	—	—	249	249
Consumer and Other	—	—	136	136
Unallocated	—	—	418	418
Total	$—	$18	$27,015	$27,033
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$218,443	$218,443
Commercial Real Estate:
Owner Occupied	—	181	301,171	301,352
Non-Owner Occupied	—	—	869,663	869,663
Residential Real Estate	290	514	431,966	432,770
Real Estate Construction	—	—	161,651	161,651
Farm Real Estate	—	507	24,141	24,648
Consumer and Other	—	—	9,661	9,661
Total	$290	$1,202	$2,016,696	$2,018,188

December 31, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,600	$2,600
Commercial Real Estate:
Owner Occupied	—	7	4,457	4,464
Non-Owner Occupied	—	—	13,860	13,860
Residential Real Estate	—	11	2,586	2,597
Real Estate Construction	—	—	1,810	1,810
Farm Real Estate	—	—	287	287
Consumer and Other	—	—	176	176
Unallocated	—	—	847	847
Total	$—	$18	$26,623	$26,641
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$246,502	$246,502
Commercial Real Estate:
Owner Occupied	—	187	295,265	295,452
Non-Owner Occupied	—	0	829,310	829,310
Residential Real Estate	290	526	429,244	430,060
Real Estate Construction	—	—	157,127	157,127
Farm Real Estate	—	509	27,910	28,419
Consumer and Other	—	—	11,009	11,009
Total	$290	$1,222	$1,996,367	$1,997,879

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of March 31, 2022 and December 31, 2021. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$208,752	$8,351	$1,340	$—	$218,443
Commercial Real Estate:
Owner Occupied	292,064	7,844	1,444	—	301,352
Non-Owner Occupied	804,373	28,588	36,702	—	869,663
Residential Real Estate	78,620	170	4,405	—	83,195
Real Estate Construction	140,467	—	4	—	140,471
Farm Real Estate	23,353	200	1,095	—	24,648
Consumer and Other	575	—	22	—	597
Total	$1,548,204	$45,153	$45,012	$—	$1,638,369

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$244,787	$526	$1,189	$—	$246,502
Commercial Real Estate:
Owner Occupied	290,617	3,119	1,716	—	295,452
Non-Owner Occupied	764,181	28,042	37,087	—	829,310
Residential Real Estate	77,594	164	4,455	—	82,213
Real Estate Construction	136,149	260	5	—	136,414
Farm Real Estate	27,023	205	1,191	—	28,419
Consumer and Other	764	—	20	—	784
Total	$1,541,115	$32,316	$45,663	$—	$1,619,094

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended March 31, 2022 and December 31, 2021 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

March 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$349,575	$21,180	$9,064	$379,819
Nonperforming	—	—	—	—
Total	$349,575	$21,180	$9,064	$379,819

December 31, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$347,847	$20,713	$10,225	$378,785
Nonperforming	—	—	—	—
Total	$347,847	$20,713	$10,225	$378,785

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2022 and December 31, 2021.

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$22	$—	$78	$100	$218,343	$—	$218,443	$—
Commercial Real Estate:
Owner Occupied	62	—	93	155	301,197	—	301,352	—
Non-Owner Occupied	—	—	3	3	869,660	—	869,663	—
Residential Real Estate	1,598	34	1,223	2,855	429,625	290	432,770	—
Real Estate Construction	—	—	—	—	161,651	—	161,651	—
Farm Real Estate	—	—	—	—	24,648	—	24,648	—
Consumer and Other	135	—	12	147	9,514	—	9,661	—
Total	$1,817	$34	$1,409	$3,260	$2,014,638	$290	$2,018,188	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$249	$13	$78	$340	$246,162	$—	$246,502	$—
Commercial Real Estate:
Owner Occupied	—	—	106	106	295,346	—	295,452	—
Non-Owner Occupied	—	—	4	4	829,306	—	829,310	—
Residential Real Estate	1,848	879	842	3,569	426,201	290	430,060	—
Real Estate Construction	—	—	—	—	157,127	—	157,127	—
Farm Real Estate	—	—	—	—	28,419	—	28,419	—
Consumer and Other	42	—	9	51	10,958	—	11,009	—
Total	$2,139	$892	$1,039	$4,070	$1,993,519	$290	$1,997,879	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Commercial & Agriculture	$78	$78
Commercial Real Estate:
Owner Occupied	292	334
Non-Owner Occupied	3	4
Residential Real Estate	3,326	3,232
Real Estate Construction	4	5
Farm Real Estate	—	—
Consumer and Other	22	20
Total	$3,725	$3,673

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

Modifications: A modification of a loan constitutes a TDR when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Exceptions to this policy exist for loan modifications granted as part of the Company’s COVID-19 deferral program, which allows the Company to not classify a modification so long as certain criteria as established in the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) are met at the time of the modification.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Residential Real Estate loans modified in a TDR primarily involve interest rate reductions where monthly payments are lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of March 31, 2022, TDRs accounted for $18 of the allowance for loan losses. As of December 31, 2021, TDRs accounted for $18 of the allowance for loan losses.

There were no loans modified as TDRs during the three-month periods ended March 31, 2022 or 2021.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three-month periods ended March 31, 2022 and March 31, 2021, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

As of March 31, 2022, Civista had five loans with an aggregate principal balance outstanding of $2,764 that remained on CARES Act modifications.  Details with respect to loan modifications that remain on deferred status are as follows:

Type of Loan	Number of Loans	Balance	Percent of Loans Outstanding
		(In thousands)
Commercial & Agriculture	1	$245	0.01%
Commercial Real Estate:
Non-Owner Occupied	4	2,519	0.12%
Total	5	$2,764	0.14%

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential Real Estate	$491	$516		$503	$528
Farm Real Estate	507	507		509	509
Total	998	1,023		1,012	1,037
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	181	181	$6	187	187	$7
Residential Real Estate	23	27	12	23	27	11
Total	204	208	18	210	214	18
Total:
Commercial & Agriculture	—	—	—	—	—	—
Commercial Real Estate:
Owner Occupied	181	181	6	187	187	7
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	514	543	12	526	555	11
Farm Real Estate	507	507	—	509	509	—
Total	$1,202	$1,231	$18	$1,222	$1,251	$18

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—	$37	$—
Commercial Real Estate—Owner Occupied	193	3	644	6
Commercial Real Estate—Non-Owner Occupied	—	—	43	1
Residential Real Estate	530	7	758	8
Farm Real Estate	514	6	611	6
Total	$1,237	$16	$2,093	$21

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended March 31, 2022	For the Three-Month Period Ended March 31, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$217	$225
Acquisition of PCI loans	—	—
Accretion	(16)	(1)
Transfer from non-accretable to accretable	15	—
Balance at end of period	$216	$224

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At March 31, 2022	At December 31, 2021
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$498	$512
Carrying amount	290	290

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2022 or December 31, 2021.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of March 31, 2022 and December 31, 2021, there were no foreclosed assets included in Other assets. As of March 31, 2022 and December 31, 2021, the Company had initiated formal foreclosure procedures on $437 and $293, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended March 31, 2022 and March 31, 2021.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2022(a)			March 31, 2021(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619
Other comprehensive loss before reclassifications	(29,564)	—	(29,564)	(5,116)	—	(5,116)
Amounts reclassified from accumulated other comprehensive income (loss)	—	55	55	1	65	66
Net current-period other comprehensive income (loss)	(29,564)	55	(29,509)	(5,115)	65	(5,050)
Ending balance	$(14,889)	$(5,800)	$(20,689)	$16,332	$(6,763)	$9,569

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2022 and March 31, 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended March 31, 2022	For the Three months ended March 31, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$—	$(1)	Net loss on sale of securities
Tax effect	—	—	Income tax expense
	—	(1)
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(69)	(82)	Other operating expenses
Tax effect	14	17	Income tax expense
	(55)	(65)
Total reclassifications for the period	$(55)	$(66)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended March 31, 2022 and December 31, 2021.

Acquired intangible assets, other than goodwill, as of March 31, 2022 and December 31, 2021 were as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$8,527	$3,805	$4,722	$8,527	$3,588	$4,939
Total amortized intangible assets	$8,527	$3,805	$4,722	$8,527	$3,588	$4,939

Aggregate core deposit intangible amortization expense was $217 and $223 for the three months ended March 31, 2022 and 2021, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three-month periods ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Loan Servicing Rights:
Balance at Beginning of Period	$2,642	$2,246
Additions	145	194
Disposals	—	—
Amortized to expense	(109)	(144)
Other charges	—	—
Change in valuation allowance	—	72
Balance at End of Period	$2,678	$2,224

Valuation allowance:
Balance at Beginning of Period	$—	$204
Additions expensed	—	72
Reductions credited to operations	—	—
Direct write-offs	—	—
Balance at End of Period	$—	$276

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2022	$105	$651	$756
2023	139	841	980
2024	138	804	942
2025	138	708	846
2026	137	670	807
Thereafter	2,021	1,048	3,069
	$2,678	$4,722	$7,400

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At March 31, 2022		At December 31, 2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$—
Interest rate on balance	—	—	—	—

	Three Months Ended March 31,
	2022	2022	2021	2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$15,800	$—	$—
Average balance	—	358	—	—
Average rate paid	—	0.30%	—	—

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2022.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2022 and December 31, 2021. All of the repurchase agreements are overnight agreements.

	March 31, 2022	December 31, 2021
Securities pledged for repurchase agreements:
U.S. Treasury securities	$18,370	$16,478
Obligations of U.S. government agencies	5,561	9,017
Total securities pledged	$23,931	$25,495
Gross amount of recognized liabilities for repurchase agreements	$23,931	$25,495
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities.  Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.  The Company had no dilutive securities for the three-months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Basic
Net income	$8,466	$10,758
Less allocation of earnings and dividends to participating securities	32	32
Net income available to common shareholders—basic	$8,434	$10,726
Weighted average common shares outstanding	14,909,192	15,867,588
Less average participating securities	55,905	47,286
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	14,853,287	15,820,302
Earnings per common share:
Basic	$0.57	$0.68
Diluted	0.57	0.68

The presentation for earnings per common share for prior periods was revised to present under the two-class method.  Earnings per common share for prior periods was not impacted.

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at March 31, 2022 and December 31, 2021:

	Contract Amount
	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$30,683	$496,189	$33,542	$455,777
Overdraft protection	8	54,123	7	54,034
Letters of credit	615	675	615	731
	$31,306	$550,987	$34,164	$510,542

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.65% to 8.00% at March 31, 2022 and from 3.25% to 8.00% at December 31, 2021. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on March 31, 2022 and December 31, 2021.

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

Net periodic pension cost was as follows:

	Three months ended
	March 31,
	2022	2021
Service cost	$—	$—
Interest cost	103	95
Expected return on plan assets	(144)	(160)
Other components	69	82
Net periodic pension cost	$28	$17

The Company does not expect to make any contribution to its pension plan in 2022. The Company made no contribution to its pension plan in 2021.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 122,349 shares available for future grants under this plan at March 31, 2022.

No options were granted under the 2014 Incentive Plan during the periods ended March 31, 2022 and 2021.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three-month period ended March 31, 2022:

	Three months ended
	March 31, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	69,840	$20.14
Granted	31,774	24.51
Vested	(25,084)	24.62
Forfeited	—	—
Nonvested at end of period	76,530	$21.87

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of March 31, 2022:

At March 31, 2022
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
April 10, 2018	1,559	$23	0.75
March 14, 2019	4,373	69	1.75
March 14, 2020	4,304	64	0.75
March 14, 2020	7,798	135	2.75
March 3, 2021	13,030	212	3.75
March 3, 2021	13,692	230	1.75
March 3, 2022	14,750	325	4.75
March 3, 2022	17,024	374	2.75
	76,530	$1,432	2.92

The Company recorded $178 and $125 of share-based compensation expense during the three months ended March 31, 2022 and 2021, respectively, for shares granted under the 2014 Incentive Plan.  At March 31, 2022, the total compensation cost related to unvested awards not yet recognized is $1,432, which is expected to be recognized over the weighted average remaining life of the grants of 2.92 years.

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at March 31, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$43,652	$—
Obligations of states and political subdivisions	—	305,984	—
Mortgage-backed securities in government sponsored entities	—	202,741	—
Total securities available for sale	—	552,377	—
Equity securities	—	1,122	—
Swap asset	—	6,852	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$6,852	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,678
Impaired loans	—	—	11

	Fair Value Measurements at December 31, 2021 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$47,890	$—
Obligations of states and political subdivisions	—	298,836	—
Mortgage-backed securities in government sponsored entities	—	213,148	—
Total securities available for sale	—	559,874	—
Equity securities	—	1,072	—
Swap asset	—	11,072	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,072	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,642
Impaired loans	—	—	11

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 Months	24 Months
Mortgage Servicing Rights	$2,678	Discounted Cash Flow	Constant Prepayment Rate	8.0% - 30%	10%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 months	24 months
Mortgage Servicing Rights	$2,642	Discounted Cash Flow	Constant Prepayment Rate	8% - 35%	15%
			Discount Rate	12%	12%

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2022 were as follows:

March 31, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$412,698	$412,698	$412,698	$—	$—
Other securities	18,511	18,511	18,511	—	—
Loans, held for sale	4,794	4,890	4,890	—	—
Loans, net of allowance	1,991,155	1,931,961	—	—	1,931,961
Bank owned life insurance	46,885	46,885	46,885	—	—
Accrued interest receivable	7,738	7,738	7,738	—	—
Financial Liabilities:
Nonmaturing deposits	2,380,074	2,380,074	2,380,074	—	—
Time deposits	235,063	235,295	—	—	235,295
Long-term FHLB advances	75,000	68,218	—	—	68,218
Securities sold under agreement to repurchase	23,931	23,931	23,931	—	—
Subordinated debentures	103,704	104,509	—	—	104,509
Accrued interest payable	914	914	914	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2021 were as follows:

December 31, 2021	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$264,239	$264,239	$264,239	$—	$—
Other securities	17,011	17,011	17,011	—	—
Loans, held for sale	1,972	2,011	2,011	—	—
Loans, net of allowance	1,971,238	1,945,638	—	—	1,945,638
Bank owned life insurance	46,641	46,641	46,641	—	—
Accrued interest receivable	7,385	7,385	7,385	—	—
Financial Liabilities:
Nonmaturing deposits	2,170,253	2,170,253	2,170,253	—	—
Time deposits	246,448	247,053	—	—	247,053
Long-term FHLB advances	75,000	75,930	—	—	75,930
Securities sold under agreement to repurchase	25,495	25,495	25,495	—	—
Subordinated debentures	103,735	111,118	—	—	111,118
Accrued interest payable	315	315	315	—	—

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

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements.  The following table reflects the derivatives recorded on the balance sheet as of March 31, 2022 and December 31, 2021:

	2022		2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$102,211	$3,439	$173,491	$11,072
Counterparty positions with financial institutions in an asset position	236,090	3,413	—	—
Total included in other assets		$6,852		$11,072

Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$140,571	$6,762	$71,327	$1,628
Counterparty positions with financial institutions in a liability position	6,692	90	244,818	9,444
Total included in accrued expenses and other liabilities		$6,852		$11,072

Gross notional positions with customers	$242,782		$244,818
Gross notional positions with financial institution counterparties	$242,782		$244,818

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions.  Fair value of swap assets and liabilities for the prior period was not impacted.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The effect of swap fair value changes on the Consolidated Statement of Operations for March 31, 2022 and 2021 are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	2022	2021
Interest rate swaps related to customer loans	Other income	$—	$20
Total		$—	$20

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

At March 31, 2022, the Company had cash and securities with a fair value of $840 and $500, respectively, pledged for collateral on its interest rate swaps with third party financial institutions. At December 31, 2021, the Company had cash and securities with a fair value of $10,780 and $509, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $12,854 and $13,093, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,837 and $5,706 at March 31, 2022 and December 31, 2021, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended March 31, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $239 and $203, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $390 and $338, respectively.   During the three months ended March 31, 2022, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.  Other operating expenses and Income tax expense were reclassified at March 31, 2021 to reflect the change to proportional amortization method of accounting of $203.

(16) Revenue Recognition

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue associated with financial instruments, including revenue from loans and securities, are outside the scope of the new standard and accounted for under other existing GAAP. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022.

	Three Months Ended
	March 31,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges	$1,579	$1,256
ATM/Interchange fees	1,241	1,248
Wealth management fees	1,277	1,146
Tax refund processing fees	1,900	1,900
Other	277	412
Noninterest Income (in-scope of Topic 606)	6,274	5,962
Noninterest Income (out-of-scope of Topic 606)	1,369	3,228
Total Noninterest Income	$7,643	$9,190

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2022 compared to December 31, 2021, and the consolidated results of operations for the three-month periods ended March 31, 2022, compared to the same periods in 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to:

•

effects of the continuing novel coronavirus (COVID-19) pandemic on national, regional and local economies, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages;

•

current and future economic and financial market conditions, either nationally or in the states in which we do business, including the effects of inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans;

•	changes in unemployment levels in our market area, including as a result of the continuing COVID-19 pandemic;
•

changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic;

•

changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

•	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;
•

operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

•

our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

•

a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

•

competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

•	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;
•	the lack of assurances regarding the future revenues of our tax refund program;

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

•	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past, pending and possible future acquisitions;
•

uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, as well as the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act and the follow-up legislation in the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021;

•	changes in federal, state and/or local tax laws;
•

the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, may adversely affect our reported financial condition or results of operations;

•

litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

•

continued availability of earnings and dividends from Civista and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

•	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;
•	the impact on our business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties; and
•

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

Financial Condition

Total assets of the Company at March 31, 2022 were $3,184,357 compared to $3,012,905 at December 31, 2021, an increase of $171,452, or 5.7%. The increase in total assets was due to increases in cash and cash equivalents of $148,459, accompanied by other increases in other securities, loans held for sale, loans and other assets of $1,500, $2,822, $19,917 and $10,342, respectively, partially offset by decreases in securities available for sale and swap assets of $7,497 and $4,220, respectively. Total liabilities at March 31, 2022 were $2,856,665 compared to $2,657,693 at December 31, 2021, an increase of $198,972, or 7.5%. The increase in total liabilities was primarily attributable to an increase in noninterest-bearing demand accounts of $198,441, accompanied by an increase in accrued expenses and other liabilities of $6,351, partially offset by a decrease in swap liabilities of $4,220.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021	$ Change	% Change
Commercial & Agriculture	$218,443	$246,502	$(28,059)	-11.4%
Commercial Real Estate—Owner Occupied	301,352	295,452	5,900	2.0%
Commercial Real Estate—Non-Owner Occupied	869,663	829,310	40,353	4.9%
Residential Real Estate	432,770	430,060	2,710	0.6%
Real Estate Construction	161,651	157,127	4,524	2.9%
Farm Real Estate	24,648	28,419	(3,771)	-13.3%
Consumer and Other	9,661	11,009	(1,348)	-12.2%
Total loans	2,018,188	1,997,879	20,309	1.0%
Allowance for loan losses	(27,033)	(26,641)	(392)	1.5%
Net loans	$1,991,155	$1,971,238	$19,917	1.0%

Included in Commercial & Agriculture loans above were $15,529 of PPP loans as of March 31, 2022 and $43,209 of PPP loans as of December 31, 2021.

Loans held for sale increased $2,822, or 143.1%, since December 31, 2021.  The increase was due to an increase in the average loan balance held for sale.  At March 31, 2022, 24 loans totaling $4,794 were held for sale as compared to 14 loans totaling $1,972 at December 31, 2021.

Net loans have increased $19,917, or 1.0%, since December 31, 2021. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $5,900, $40,353, $2,710 and $4,524, respectively, since December 31, 2021, while the Commercial & Agriculture, Farm Real Estate and Consumer and Other loan portfolios decreased $28,059, $3,771 and $1,348, respectively, since December 31, 2021.  At March 31, 2022, the net loan to deposit ratio was 76.1% compared to 81.6% at December 31, 2021. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

During the first three months of 2022, provisions made to the allowance for loan losses totaled $300, compared to a provision of $830 during the same period in 2021. The decrease in provision was due to the stability of our credit quality metrics coupled with the continued stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations and improved treatments have created a level of optimism in the business community, there remains caution due to the lingering concerns over potential infection spikes.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry, as well as challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, additional employee costs, hiring challenges throughout our footprint and rising inflationary pressures.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the impact of higher inflation remain.

Net recoveries for the first three months of 2022 totaled $92, compared to net recoveries of $275 in the first three months of 2021. For the first three months of 2022, the Company charged off a total of five loans. One Residential Real Estate loan totaling $1 and four Consumer and Other loans totaling $29 were charged off in the first three months of the year. In addition, during the first three months of 2022, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $1, Commercial Real Estate – Non-Owner Occupied loans of $48, Residential Real Estate loans of $61, Farm Real Estate loans of $2 and Consumer and Other loans of $10. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans increased by $52 since December 31, 2021, which was due to an increase in loans on nonaccrual status of $52. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.34% at March 31, 2022 and 1.33% at December 31, 2021.

The available for sale security portfolio decreased by $7,497, from $559,874 at December 31, 2021 to $552,377 at March 31, 2022.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2022, the Company was in compliance with all pledging requirements.

Other securities increased $1,500 from December 31, 2021 to March 31, 2022.  The increase is the result of additional investments in the Federal Reserve Bank of Cleveland.

Premises and equipment, net, decreased $335 from December 31, 2021 to March 31, 2022. The decrease is the result of new purchases of $138, offset by depreciation of $473.

Bank owned life insurance (BOLI) increased $244 from December 31, 2021 to March 31, 2022. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $4,220 from December 31, 2021 to March 31, 2022.  The decrease of $4,220 is primarily the result of a decreases in fair value of swap assets.

Other assets increased $10,342 from December 31, 2021 to March 31, 2022.  The increase is the result of an increase in prepaid franchise taxes of $1,990 and an increase in deferred taxes - securities of $7,881.

Total deposits as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand	$987,347	$788,906	$198,441	25.2%
Interest-bearing demand	540,924	537,510	3,414	0.6%
Savings and money market	851,803	843,837	7,966	0.9%
Time deposits	235,063	246,448	(11,385)	-4.6%
Total Deposits	$2,615,137	$2,416,701	$198,436	8.2%

Total deposits at March 31, 2022 increased $198,436 from year-end 2021. Noninterest-bearing deposits increased $198,441 from year-end 2021, while interest-bearing deposits, including savings and time deposits, decreased $5 from December 31, 2021. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $199,393. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2021 over the next two quarters.  In addition, public fund demand deposit accounts increased $9,826, accompanied by a decrease in business demand deposit accounts of $10,647.  The increase in interest-bearing deposits was primarily due to an increase in public fund interest-bearing demand accounts of $20,402, accompanied by decreases in non-public interest-bearing demand and JUMBO NOW accounts of $15,507 and $2,109, respectively.  Statement savings, money market savings and public fund money market savings accounts increased by $21,036, $7,541 and $3,487, respectively, accompanied by decreases in business money market savings and brokered money market savings accounts of $6,073 and $19,005, respectively. Time certificates over $250, time certificates and Jumbo time certificates decreased $5,995, $3,331 and $3,958, respectively.  The year-to-date average balance of total deposits decreased $75,144 compared to the average balance for the same period in 2021 mainly due to a decrease in noninterest-bearing demand accounts of $166,369, accompanied by increases in interest-bearing demand and

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

savings and money markets accounts of $76,403 and $58,252, respectively.  In addition, the average balance of time deposits decreased $43,430 as compared to the same period in 2021.

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $1,564 from December 31, 2021 to March 31, 2022.

Swap liabilities decreased $4,220 from December 31, 2021 to March 31, 2022.  The decrease of $4,220 is primarily the result of a decrease in fair value of swap liabilities.

Accrued expenses and other liabilities increased $6,351 from December 31, 2021 to March 31, 2022.  The increase is primarily the result of an increase in a clearing account related to our tax refund processing program of $9,683, offset by decreases in accrued commissions and securities purchased, not yet funded, of $1,755 and $1,648, respectively.

Shareholders’ equity at March 31, 2022 was $327,692, or 10.3% of total assets, compared to $355,212, or 11.8% of total assets, at December 31, 2021. The decrease was the result of net income of $8,466, accompanied by a decrease in the Company’s pension liability, net of tax, of $55, offset by a decrease in the fair value of securities available for sale, net of tax, of $29,564, dividends on common shares of $2,090 and the purchase of treasury shares of $4,565.

Total outstanding common shares at March 31, 2022 were 14,797,214, which decreased from 14,954,200 common shares outstanding at December 31, 2021. Common shares outstanding decreased as a result of 188,760 common shares being repurchased by the Company at an average repurchase price of $24.18.  The Company repurchased 183,357 common shares pursuant to a stock repurchase program announced on August 12, 2021, which authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until August 10, 2022.  An additional 5,403 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares.  The repurchase of common shares was offset by the grant of 31,774 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The Company had net income of $8,466 for the three months ended March 31, 2022, a decrease of $2,292 from net income of $10,758 for the same three months of 2021. Basic earnings per common share were $0.57 for the quarter ended March 31, 2022, compared to $0.68 for the same period in 2021. Diluted earnings per common share were $0.57 for the quarter ended March 31, 2022, compared to $0.68 for the same period in 2021. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2022 was $22,932, a decrease of $896 from $23,828 for the same three months of 2021. This decrease is the result of a decrease of $1,059 in total interest income with a decrease of $163 in interest expense. Interest-earning assets averaged $2,814,589 during the three months ended March 31, 2022, a decrease of $192,064 from $3,006,653 for the same period of 2021.  The Company’s average interest-bearing liabilities increased from $1,719,286 during the three months ended March 31, 2021 to $1,828,283 during the three months ended March 31, 2022.  The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2022 and 2021 was 3.38% and 3.30%, respectively.

Total interest income was $24,666 for the three months ended March 31, 2022, a decrease of $1,059 from $25,725 of total interest income for the same period in 2021.  The decrease in interest income is attributable to a decrease of $1,745 in interest and fees on loans, which resulted from decreases in loan yield and the average balance of loans. The average balance of loans decreased by $62,435, or 3.0% to $2,006,984 for the three months ended March 31, 2022 as compared to $2,069,419 for the same period in 2021.  The loan yield decreased to 4.25% for the three months ended March 31, 2022, from 4.47% for the same period in 2021.  During the quarter, the average balance of PPP loans was $24,262.  These loans had an average yield of 18.9%, which includes the amortization of PPP fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $445 to $1,720 for the three months ended March 31, 2022, compared to $1,275 for the same period in 2021.  The average balance of taxable securities increased $139,753 to $314,493 for the three months ended March 31, 2022 as compared to $174,740 for the same period in 2021.  The yield on taxable securities decreased 88 basis points to 2.20% for 2022, compared to 3.08% for 2021.  Interest on tax-exempt securities increased $271 to $1,789 for the three months ended March 31, 2022, compared to $1,518 for the same period in 2021.  The average balance of tax-exempt securities increased $53,293 to $260,866 for the three months ended March 31, 2022 as compared to $207,573 for the same period in 2021.  The yield on tax-exempt securities decreased 45 basis points to 3.67% for 2022, compared to 4.12% for 2021 due to the impact of lower interest rates in 2022 as compared to the same period of 2021.

Interest expense decreased $163, or 8.6%, to $1,734 for the three months ended March 31, 2022, compared with $1,897 for the same period in 2021.  The change in interest expense can be attributed to both a decrease in rates on interest-bearing deposit accounts and Federal Home Loan Bank (FHLB) borrowings, offset by an increase in the average balance of interest-bearing liabilities.  For the three months ended March 31, 2022, the average balance of interest-bearing liabilities increased $108,997 to $1,828,283, as compared to $1,719,286 for the same period in 2021.  Interest incurred on deposits decreased by $555 to $705 for the three months ended March 31, 2022, compared to $1,260 for the same period in 2021.  Although the average balance of interest-bearing deposits increased by $91,225 for the three months ended March 31, 2022 as compared to the same period in 2021, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.11% in 2021 to 0.07% in 2022.  The rate paid on time deposits decreased from 1.31% to 0.79% in 2022.  Interest expense incurred on FHLB advances decreased 57.1% from 2021.  The average balance on FHLB balances decreased $50,000 for the three months ended March 31, 2022 as compared to the same period in 2021 as a result of the prepayment of a long-term advance.  Interest expense incurred on subordinated debentures increased $650, to $836 for the three months ended March 31, 2022, compared to $186 for the same period in 2021.  For the three months ended March 31, 2022, the average balance of subordinated debentures increased $73,364 to $103,713, as compared to $30,349 for the same period in 2021.  During the fourth quarter of 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2022 and 2021. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2022			2021
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,006,984	$21,038	4.25%	$2,069,419	$22,783	4.47%
Taxable securities	314,493	1,720	2.20%	174,740	1,275	3.08%
Tax-exempt securities	260,866	1,789	3.67%	207,573	1,518	4.12%
Interest-bearing deposits in other banks	232,246	119	0.21%	554,921	149	0.11%
Total interest-earning assets	$2,814,589	$24,666	3.63%	$3,006,653	$25,725	3.55%
Noninterest-earning assets:
Cash and due from financial institutions	223,353			27,760
Premises and equipment, net	22,320			22,509
Accrued interest receivable	7,157			8,569
Intangible assets	84,374			84,862
Other assets	37,346			38,084
Bank owned life insurance	46,726			46,062
Less allowance for loan losses	(26,775)			(25,590)
Total Assets	$3,209,090			$3,208,909
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,383,372	$234	0.07%	$1,248,717	$343	0.11%
Time	240,612	471	0.79%	284,042	917	1.31%
Long-term FHLB advances	75,000	190	1.03%	125,000	443	1.44%
Short-term FHLB advances	358	—	0.00%	—	—	0.00%
Subordinated debentures	103,713	836	3.27%	30,349	186	2.56%
Repurchase Agreements	25,228	3	0.05%	31,178	8	0.10%
Total interest-bearing liabilities	$1,828,283	$1,734	0.38%	$1,719,286	$1,897	0.45%
Noninterest-bearing deposits	933,654			1,100,023
Other liabilities	99,851			39,975
Shareholders’ Equity	347,302			349,625
Total Liabilities and Shareholders’ Equity	$3,209,090			$3,208,909
Net interest income and interest rate spread		$22,932	3.25%		$23,828	3.10%
Net interest margin			3.38%			3.30%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $476 and $407 for the periods ended March 31, 2022 and 2021, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2022 and 2021.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$(675)	$(1,070)	$(1,745)
Taxable securities	888	(443)	445
Tax-exempt securities	449	(178)	271
Interest-bearing deposits in other banks	(117)	87	(30)
Total interest income	$545	$(1,604)	$(1,059)
Interest expense:
Demand and savings	$34	$(143)	$(109)
Time	(125)	(321)	(446)
Long-term FHLB advances	(177)	(76)	(253)
Subordinated debentures	575	75	650
Repurchase agreements	(1)	(4)	(5)
Total interest expense	$306	$(469)	$(163)
Net interest income	$239	$(1,135)	$(896)

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $300 and $830 during the quarters ended March 31, 2022 and 2021, respectively. The decrease in the provision in the first quarter of 2022 was due to the stability of our credit quality metrics coupled with the continued stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.  While vaccinations and improved treatments have created a level of optimism in the business community, there remains caution due to the lingering concerns over potential infection spikes.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, additional employee costs, hiring challenges throughout our footprint and rising inflationary pressures.  While some of these pressures have eased, ongoing supply chain and staffing challenges, as well as the impact of higher inflation remain.  Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

Noninterest income for the three-month periods ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021	$ Change	% Change
Service charges	$1,579	$1,256	$323	25.7%
Net loss on sale of securities	—	(1)	1	-100.0%
Net gain on equity securities	50	88	(38)	-43.2%
Net gain on sale of loans	936	2,745	(1,809)	-65.9%
ATM/Interchange fees	1,241	1,248	(7)	-0.6%
Wealth management fees	1,277	1,146	131	11.4%
Bank owned life insurance	244	243	1	0.4%
Tax refund processing fees	1,900	1,900	—	0.0%
Swap fees	—	76	(76)	-100.0%
Other	416	489	(73)	-14.9%
Total noninterest income	$7,643	$9,190	$(1,547)	-16.8%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 2022 was $7,643, a decrease of $1,547, or 16.8%, from $9,190 for the same period of 2021. The decrease was primarily due to decreases in net gain on equity securities, net gain on sale of loans, swap fees and other income, offset by increases in service charges and wealth management fees.  Net gain on equity securities decreased as a result of market value decreases.  Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold.  During the three-months ended March 31, 2022, 208 loans were sold, totaling $38,164.  During the three-months ended March 31, 2021, 376 loans were sold, totaling $77,554.  Swap fees decreased due to the volume of swaps performed during the quarter ended March 31, 2022 as compared to the same period of 2021.  Other income decreased due to a decrease in gains on the sale of OREO properties of $72.  Service charges increased due to higher service charges and overdraft fees of $100 and $223, respectively.  Wealth management fees increased primarily as a result of an increase in trust and brokerage fees of $33 and $95, respectively. Brokerage income increased due to volume of business.

Additionally, the Company processes state and federal income tax refunds for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $1,900 for each of the three months ended March 31, 2022 and 2021.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021	$ Change	% Change
Compensation expense	$12,223	$11,782	$441	3.7%
Net occupancy expense	1,150	1,224	(74)	-6.0%
Equipment expense	495	414	81	19.6%
Contracted data processing	620	443	177	40.0%
FDIC assessment	203	259	(56)	-21.6%
State franchise tax	591	625	(34)	-5.4%
Professional services	1,049	738	311	42.1%
Amortization of intangible assets	217	223	(6)	-2.7%
ATM/Interchange expense	513	593	(80)	-13.5%
Marketing	317	299	18	6.0%
Software maintenance expense	708	508	200	39.4%
Other	2,172	2,079	93	4.5%
Total noninterest expense	$20,258	$19,187	$1,071	5.6%

Noninterest expense for the three months ended March 31, 2022 was $20,258, an increase of $1,071, or 5.6%, from $19,187 reported for the same period of 2021. The primary reasons for the increase were increases in compensation expense, equipment expense, contracted data processing expense, professional services and software maintenance expense, offset by decreases in expense for FDIC assessment and ATM/Interchange expense. The increase in compensation expense was due to increased salary, payroll taxes and commission and incentive based costs, offset by a decrease in employer savings contributions.  Equipment expense increased due to an increase in computer equipment purchases of $61 and reimbursement of COVID-19 expenses of $12 in 2021.  Contracted data processing fees increased due to merger related system deconversion fees of $215.  Professional services increased due to merger related legal and audit and consulting fees of $118 and $150, respectively. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The quarter-over-quarter decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.  The quarter-over-quarter decrease in ATM/Interchange expense is the result of a decrease in billings from MasterCard of $57 in 2022.

Income tax expense for the three months ended March 31, 2022 totaled $1,551, down $692 compared to the same period in 2021. The effective tax rates for the three-month periods ended March 31, 2022 and 2021 were 15.5% and 17.3%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $327,692 at March 31, 2022 compared to $355,212 at December 31, 2021. Shareholders’ equity was impacted by net income of $8,466, accompanied by a $55 net decrease in the Company’s pension liability, offset by a decrease in the fair value of securities available for sale, net of tax, of $29,564, dividends on common stock of $2,090 and the Company’s repurchase of common shares during the period, which totaled $4,565.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2022 and December 31, 2021 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2022	18.7%	14.0%	12.6%	9.5%
Company Ratios—December 31, 2021	19.2%	14.3%	12.9%	10.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. Securities, with maturities of one year or less, totaled $794, or 0.14% of the total security portfolio at March 31, 2022. The available for sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $9,114 and $15,910 for the three months ended March 31, 2022 and 2021, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash used by investing activities was $50,872 for the three months ended March 31, 2022 and net cash provided by investing activities was $583 for the three months ended March 31, 2021, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $190,217 and $281,225 for the three months ended March 31, 2022 and 2021, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2022, Civista had total credit availability with the FHLB of $713,784 with standby letters of credit totaling $21,300 and a remaining borrowing capacity of approximately $617,484. In addition, CBI maintains a credit line totaling $10,000.  No borrowings were outstanding by CBI under this credit line as of March 31, 2022.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2021 and March 31, 2022, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at March 31, 2022 and December 31, 2021.

The Company had derivative financial instruments as of December 31, 2021 and March 31, 2022. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2022			December 31, 2021
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	527,575	38,366	8%	531,385	44,276	9%
+100bp	515,386	26,177	5%	521,707	34,598	7%
Base	489,209	—	—	487,109	—	—
-100bp	450,254	(38,955)	(8)%	495,963	8,854	2%
-200bp	494,834	5,625	1%	548,326	61,217	13%

The change in net portfolio value from December 31, 2021 to March 31, 2022, can be attributed to a couple of factors.  The yield curve has shifted up and inverted compared to the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of loans has decreased, and the mix has shifted toward cash.  The decrease in loans is result of PPP loan forgiveness.  Cash increased as a result of the increase in deposits.  The volume and mix of liabilities has shifted toward deposits and away from certificates of deposit and other borrowings. Deposits primarily increased related to the tax refund processing program, which is a seasonal increase.  The mix shifts from the end of the year, particularly to cash and deposits, contributed to a small increase in the base net portfolio value.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  For a 100-basis point downward changes in rates, the market value of liabilities would increase faster than the market value of assets, leading to a decrease in the net portfolio value.  For a 200-basis point downward changes in rates, the change in market value of liabilities is limited due to the low base cost of deposits while the increase in the market value of assets would expand, leading to a small increase in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2022, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2022, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$9,308,655
February 1, 2022 - February 28, 2022	60,510	$24.09	60,510	$7,850,695
March 1, 2022 - March 31, 2022	122,847	$24.20	122,847	$4,877,238
Total	183,357	$24.17	183,357	$4,877,238

On August 12, 2021, the Company publicly announced a common share repurchase program, which replaced the Company’s previous repurchase program that was announced on April 20, 2020, and authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares. The expiration date of the common share repurchase program is August 10, 2022.  Since inception of the current repurchase plan, a total of 364,732 common shares had been repurchased for an aggregate purchase price of $8,622,762 as of March 31, 2022 under this repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (Unaudited) for the three-months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three-months ended March 31, 2022 and 2021; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three-months ended March 31, 2022 and 2021; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 10, 2022
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	May 10, 2022
Todd A. Michel	Date
Senior Vice President, Controller