Form 10-Q
period 2022-06-30
CIVISTA BANCSHARES, INC.
filed 2022-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 4, 2022—15,419,063 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Cash and due from financial institutions	$233,281	$253,459
Restricted cash	-	10,780
Cash and cash equivalents	233,281	264,239
Investments in time deposits	1,236	1,730
Securities available-for-sale	530,817	559,874
Equity securities	1,161	1,072
Loans held for sale	4,167	1,972
Loans, net of allowance of $27,435 and $26,641	2,036,786	1,971,238
Other securities	18,511	17,011
Premises and equipment, net	24,151	22,445
Accrued interest receivable	8,318	7,385
Goodwill	76,851	76,851
Other intangible assets, net	7,170	7,581
Bank owned life insurance	47,118	46,641
Swap assets	10,877	11,072
Other assets	38,655	23,794
Total assets	$3,039,099	$3,012,905
LIABILITIES
Deposits
Noninterest-bearing	$842,536	$788,906
Interest-bearing	1,612,966	1,627,795
Total deposits	2,455,502	2,416,701
Long-term Federal Home Loan Bank advances	75,000	75,000
Securities sold under agreements to repurchase	17,479	25,495
Subordinated debentures	103,737	103,735
Swap liabilities	10,877	11,072
Securities purchased payable	15,025	3,524
Tax refunds in process	39,448	549
Accrued expenses and other liabilities	19,969	21,617
Total liabilities	2,737,037	2,657,693
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 17,746,444 shares issued at June 30, 2022 and 17,709,584 shares issued at December 31, 2021, including Treasury shares	278,240	277,741
Retained earnings	137,592	125,558
Treasury shares, 3,209,011 common shares at June 30, 2022 and 2,755,384 common shares at December 31, 2021, at cost	(67,528)	(56,907)
Accumulated other comprehensive income (loss)	(46,242)	8,820
Total shareholders’ equity	302,062	355,212
Total liabilities and shareholders’ equity	$3,039,099	$3,012,905

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$21,851	$22,653	$42,889	$45,436
Taxable securities	1,775	1,230	3,495	2,505
Tax-exempt securities	1,882	1,525	3,671	3,044
Deposits in other banks	556	90	675	239
Total interest and dividend income	26,064	25,498	50,730	51,224
Interest expense
Deposits	710	1,136	1,415	2,396
Federal Home Loan Bank advances	193	330	383	774
Subordinated debentures	890	185	1,726	371
Securities sold under agreements to repurchase and other	3	6	6	14
Total interest expense	1,796	1,657	3,530	3,555
Net interest income	24,268	23,841	47,200	47,669
Provision for loan losses	400	—	700	830
Net interest income after provision for loan losses	23,868	23,841	46,500	46,839
Noninterest income
Service charges	1,540	1,317	3,119	2,573
Net gain on sale of securities	6	1,784	6	1,783
Net gain on equity securities	39	53	89	141
Net gain on sale of loans	573	2,218	1,509	4,963
ATM/Interchange fees	1,355	1,373	2,596	2,620
Wealth management fees	1,228	1,188	2,505	2,334
Bank owned life insurance	233	248	477	491
Tax refund processing fees	475	475	2,375	2,375
Swap fees	—	17	—	94
Other	186	352	602	841
Total noninterest income	5,635	9,025	13,278	18,215
Noninterest expense
Compensation expense	11,947	11,406	24,170	23,188
Net occupancy expense	1,026	1,007	2,176	2,231
Equipment expense	562	482	1,057	896
Contracted data processing	433	490	1,053	933
FDIC assessment	195	322	398	582
State franchise tax	628	471	1,219	1,096
Professional services	1,209	741	2,258	1,479
Amortization of intangible assets	217	223	434	445
ATM/Interchange expense	542	656	1,055	1,249
Marketing	380	343	697	641
Software maintenance expense	790	545	1,498	1,053
Other operating expenses	2,450	5,578	4,622	7,658
Total noninterest expense	20,379	22,264	40,637	41,451
Income before taxes	9,124	10,602	19,141	23,603
Income tax expense	1,423	1,438	2,974	3,681
Net Income	$7,701	$9,164	$16,167	$19,922
Earnings per common share, basic	$0.53	$0.59	$1.10	$1.27
Earnings per common share, diluted	$0.53	$0.59	$1.10	$1.27
Weighted average common shares, basic	14,540,868	15,529,766	14,696,217	15,674,231
Weighted average common shares, diluted	14,540,868	15,529,766	14,696,217	15,674,231

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$7,701	$9,164	$16,167	$19,922
Other comprehensive income (loss):
Unrealized holding gain (losses) on available-for-sale securities	(32,465)	2,606	(69,911)	(3,870)
Tax effect	6,862	(547)	14,744	813
Reclassification of (gains) losses recognized in net income	(6)	1	(6)	2
Tax effect	1	—	1	—
Pension liability adjustment	70	81	139	163
Tax effect	(15)	(17)	(29)	(34)
Total other comprehensive income (loss)	(25,553)	2,124	(55,062)	(2,926)
Comprehensive income (loss)	$(17,852)	$11,288	$(38,895)	$16,996

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2022	14,797,232	$277,919	$131,934	$(61,472)	$(20,689)	$327,692
Net Income	—	—	7,701	—	—	7,701
Other comprehensive loss	—	—	—	—	(25,553)	(25,553)
Stock-based compensation	5,086	321	—	—	—	321
Common stock dividends ($0.14 per share)	—	—	(2,043)	—	—	(2,043)
Purchase of common stock	(264,885)	—	—	(6,056)	—	(6,056)
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, March 31, 2021	15,750,479	$277,164	$101,899	$(38,574)	$9,569	$350,058
Net Income	—	—	9,164	—	—	9,164
Other comprehensive income	—	—	—	—	2,124	2,124
Stock-based compensation	7,725	331	—	—	—	331
Common stock dividends ($0.12 per share)	—	—	(1,885)	—	—	(1,885)
Purchase of common stock	(323,612)	—	—	(7,379)	—	(7,379)
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	16,167	—	—	16,167
Other comprehensive loss	—	—	—	—	(55,062)	(55,062)
Stock-based compensation	36,860	499	—	—	—	499
Common stock dividends ($0.28 per share)	—	—	(4,133)	—	—	(4,133)
Purchase of common stock	(453,627)	—	—	(10,621)	—	(10,621)
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	19,922	—	—	19,922
Other comprehensive loss	—	—	—	—	(2,926)	(2,926)
Stock-based compensation	46,864	456	—	—	—	456
Common stock dividends ($0.24 per share)	—	—	(3,792)	—	—	(3,792)
Purchase of common stock	(510,304)	—	—	(11,355)	—	(11,355)
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413

See notes to interim unaudited consolidated financial statements

   CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$47,628	$19,996
Cash flows used for investing activities:
Maturities, paydowns and calls of investments in time deposits	490	—
Maturities, paydowns and calls of securities, available-for-sale	26,784	28,080
Purchases of securities, available-for-sale	(53,586)	(126,876)
Purchase of other securities	(1,500)	—
Sale of equity securities	—	1,785
Net change in loans	(64,133)	39,449
Proceeds from sale of other real estate owned properties	—	118
Premises and equipment purchases	(2,672)	(1,217)
Net cash used for investing activities	(94,617)	(58,661)
Cash flows from financing activities:
Repayment of long-term FHLB advances	—	(50,000)
Increase in deposits	38,801	213,594
Decrease in securities sold under repurchase agreements	(8,016)	(3,998)
Purchase of treasury shares	(10,621)	(11,355)
Common dividends paid	(4,133)	(3,792)
Net cash provided by financing activities	16,031	144,449
Increase (decrease) in cash and cash equivalents	(30,958)	105,784
Cash and cash equivalents at beginning of period	264,239	139,522
Cash and cash equivalents at end of period	$233,281	$245,306
Cash paid during the period for:
Interest	$3,558	$3,607
Income taxes	1,300	4,250
Supplemental cash flow information:
Transfer of premises to held-for-sale	—	46
Change in fair value of swap asset	195	7,201
Change in fair value of swap liability	(195)	(7,201)
Securities purchased not settled	15,025	1,469

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations and changes in cash flows for the periods ended June 30, 2022 and 2021 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2021 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$46,142	$24	$(3,842)	$42,324
Obligations of states and political subdivisions	327,023	1,348	(27,672)	300,699
Mortgage-backed securities in government sponsored entities	208,991	119	(21,316)	187,794
Total debt securities	$582,156	$1,491	$(52,830)	$530,817

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$48,390	$30	$(530)	$47,890
Obligations of states and political subdivisions	281,247	17,696	(107)	298,836
Mortgage-backed securities in government sponsored entities	211,660	2,938	(1,450)	213,148
Total debt securities	$541,297	$20,664	$(2,087)	$559,874

The amortized cost and fair value of securities at June 30, 2022, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$988	$980
Due after one year through five years	36,600	34,414
Due after five years through ten years	62,564	58,238
Due after ten years	273,013	249,391
Mortgage-backed securities	208,991	187,794
Total securities available-for-sale	$582,156	$530,817

Proceeds from sales of securities available-for-sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sale proceeds	$—	$1,785	$—	$1,785
Gross realized gains	—	1,785	—	1,785
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	6	(1)	6	(2)

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $176,349 and $168,435 as of June 30, 2022 and December 31, 2021, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

June 30, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$31,915	$(3,139)	$9,788	$(703)	$41,703	$(3,842)
Obligations of states and political subdivisions	186,441	(27,432)	1,204	(240)	187,645	(27,672)
Mortgage-backed securities in gov’t sponsored entities	165,907	(20,246)	7,098	(1,070)	173,005	(21,316)
Total temporarily impaired	$384,263	$(50,817)	$18,090	$(2,013)	$402,353	$(52,830)

December 31, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$41,432	$(473)	$2,014	$(57)	$43,446	$(530)
Obligations of states and political subdivisions	25,797	(107)	—	—	25,797	(107)
Mortgage-backed securities in gov’t sponsored entities	141,327	(1,343)	3,123	(107)	144,450	(1,450)
Total temporarily impaired	$208,556	$(1,923)	$5,137	$(164)	$213,693	$(2,087)

At June 30, 2022, there were a total of 338 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and six-months ended June 30, 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains recognized on equity securities during the period	$39	$53	$89	$141
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains recognized on equity securities held at reporting date	$39	$53	$89	$141

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30, 2022	December 31, 2021
Commercial & Agriculture	$226,540	$246,502
Commercial Real Estate- Owner Occupied	304,472	295,452
Commercial Real Estate- Non-Owner Occupied	876,695	829,310
Residential Real Estate	452,628	430,060
Real Estate Construction	170,633	157,127
Farm Real Estate	23,295	28,419
Consumer and Other	9,958	11,009
Total loans	2,064,221	1,997,879
Allowance for loan losses	(27,435)	(26,641)
Net loans	$2,036,786	$1,971,238

Included in Commercial & Agriculture loans above are $3,710 and $43,209 of Paycheck Protection Program (“PPP”) loans as of June 30, 2022 and December 31, 2021, respectively.

Included in total loans above are net deferred loan fees of $1,735 and $2,924 at June 30, 2022 and December 31, 2021, respectively, which included net deferred loan fees from PPP loans of $160 and $1,762 as of June 30, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

In total, we processed over 3,600 PPP loans totaling $399.4 million during 2020 and 2021.  Of the total PPP loans we originated, $395.7 million had been forgiven or paid off as of June 30, 2022.  We recognized $1.6 million of PPP fees in income during the first six months of 2022, and $160 thousand of unearned PPP fees remained at June 30, 2022.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $27,435 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2022. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three- and six-months ended June 30, 2022 and 2021.

Allowance for loan losses:

For the three months ended June 30, 2022	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,584	$—	$3	$203	$2,790
Commercial Real Estate:
Owner Occupied	4,594	—	27	108	4,729
Non-Owner Occupied	14,577	—	4	130	14,711
Residential Real Estate	2,612	(57)	15	289	2,859
Real Estate Construction	1,863	—	—	106	1,969
Farm Real Estate	249	—	2	(15)	236
Consumer and Other	136	(3)	11	(14)	130
Unallocated	418	—	—	(407)	11
Total	$27,033	$(60)	$62	$400	$27,435

For the three months ended June 30, 2022, the Company provided $400 to the allowance for loan losses, as compared to a provision of $0 for the three months ended June 30, 2021.  The increase in the provision in the second quarter of 2022, as compared to the second quarter of 2021, reflects the Company’s strong loan growth during the quarter. Our credit quality metrics remain stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions. While COVID-19 vaccinations and improved treatments have created a level of optimism, there remains caution due to the lingering concerns over potential infection spikes.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, additional employee costs, higher challenges throughout our footprint, rising inflationary pressures and the prospects of recession.

During the three months ended June 30, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, partially offset by a decrease in Commercial & Agriculture loan balances during the quarter mainly due to the forgiveness or payoff of PPP loans.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances.  This was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2022.

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

For the three months ended June 30, 2021, the Company provided $0 to the allowance for loan losses.  The lack of a provision for the first quarter of 2021 was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.

During the three months ended June 30, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates. Additionally, loan balances decreased mainly as a result of the forgiveness or payoff of PPP loans during the quarter.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances, classified loans and loss rates. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by decreases in classified loan balances and loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in balances of substandard classified loan balances, offset by higher loan balances.  This was represented as a decrease in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2021.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the six months ended June 30, 2022	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,600	$—	$4	$186	$2,790
Commercial Real Estate:
Owner Occupied	4,464	—	27	238	4,729
Non-Owner Occupied	13,860	—	52	799	14,711
Residential Real Estate	2,597	(58)	76	244	2,859
Real Estate Construction	1,810	—	—	159	1,969
Farm Real Estate	287	—	4	(55)	236
Consumer and Other	176	(32)	21	(35)	130
Unallocated	847	—	—	(836)	11
Total	$26,641	$(90)	$184	$700	$27,435

For the six months ended June 30, 2022, the Company provided $700 to the allowance for loan losses, as compared to a provision of $830 for the six months ended June 30, 2021.  The decrease in the provision in the first six months of 2022, as compared to the first six months of 2021, was due to the improvement of our credit quality metrics, offset by strong loan growth during the second quarter of 2022.  Management maintained a strong provision in the first quarter of 2021 to address the challenges of the international, national, regional and local economic conditions adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.

During the six months ended June 30, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, partially offset by a decrease in Commercial & Agriculture loan balances during the first six months of the year mainly due to the forgiveness or payoff of PPP loans.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Consumer and Other loans decreased due to a decrease in loan balances.  This was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at June 30, 2022.

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

For the six months ended June 30, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates.  Additionally, loan balances decreased mainly as a result of the forgiveness or payoff of PPP loans during the first six months of 2021.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances and classified loan balances. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by a decrease in classified loan balances and by a decrease in loss rates.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in loss rates on substandard classified loan balances, represented by a decrease in the provision.  The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required for this type as a result of decreased loan balances.  The result was represented as a decrease in the provision.  Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2021.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of June 30, 2022 and December 31, 2021.

June 30, 2022	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,790	$2,790
Commercial Real Estate:
Owner Occupied	—	6	4,723	4,729
Non-Owner Occupied	—	—	14,711	14,711
Residential Real Estate	—	8	2,851	2,859
Real Estate Construction	—	—	1,969	1,969
Farm Real Estate	—	—	236	236
Consumer and Other	—	—	130	130
Unallocated	—	—	11	11
Total	$—	$14	$27,421	$27,435
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$226,540	$226,540
Commercial Real Estate:
Owner Occupied	—	175	304,297	304,472
Non-Owner Occupied	—	—	876,695	876,695
Residential Real Estate	276	419	451,933	452,628
Real Estate Construction	—	—	170,633	170,633
Farm Real Estate	—	494	22,801	23,295
Consumer and Other	—	—	9,958	9,958
Total	$276	$1,088	$2,062,857	$2,064,221

December 31, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,600	$2,600
Commercial Real Estate:
Owner Occupied	—	7	4,457	4,464
Non-Owner Occupied	—	—	13,860	13,860
Residential Real Estate	—	11	2,586	2,597
Real Estate Construction	—	—	1,810	1,810
Farm Real Estate	—	—	287	287
Consumer and Other	—	—	176	176
Unallocated	—	—	847	847
Total	$—	$18	$26,623	$26,641
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$246,502	$246,502
Commercial Real Estate:
Owner Occupied	—	187	295,265	295,452
Non-Owner Occupied	—	0	829,310	829,310
Residential Real Estate	290	526	429,244	430,060
Real Estate Construction	—	—	157,127	157,127
Farm Real Estate	—	509	27,910	28,419
Consumer and Other	—	—	11,009	11,009
Total	$290	$1,222	$1,996,367	$1,997,879

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of June 30, 2022 and December 31, 2021. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$212,060	$13,572	$908	$—	$226,540
Commercial Real Estate:
Owner Occupied	295,442	7,693	1,337	—	304,472
Non-Owner Occupied	812,154	28,341	36,200	—	876,695
Residential Real Estate	83,570	91	4,063	—	87,724
Real Estate Construction	141,936	—	4	—	141,940
Farm Real Estate	22,239	200	856	—	23,295
Consumer and Other	871	—	16	—	887
Total	$1,568,272	$49,897	$43,384	$—	$1,661,553

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$244,787	$526	$1,189	$—	$246,502
Commercial Real Estate:
Owner Occupied	290,617	3,119	1,716	—	295,452
Non-Owner Occupied	764,181	28,042	37,087	—	829,310
Residential Real Estate	77,594	164	4,455	—	82,213
Real Estate Construction	136,149	260	5	—	136,414
Farm Real Estate	27,023	205	1,191	—	28,419
Consumer and Other	764	—	20	—	784
Total	$1,541,115	$32,316	$45,663	$—	$1,619,094

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended June 30, 2022 and December 31, 2021 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

June 30, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$364,904	$28,693	$9,071	$402,668
Nonperforming	—	—	—	—
Total	$364,904	$28,693	$9,071	$402,668

December 31, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$347,847	$20,713	$10,225	$378,785
Nonperforming	—	—	—	—
Total	$347,847	$20,713	$10,225	$378,785

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2022 and December 31, 2021.

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$699	$25	$78	$802	$225,738	$—	$226,540	$—
Commercial Real Estate:
Owner Occupied	338	34	49	421	304,051	—	304,472	—
Non-Owner Occupied	—	—	3	3	876,692	—	876,695	—
Residential Real Estate	160	552	1,148	1,860	450,492	276	452,628	—
Real Estate Construction	—	—	—	—	170,633	—	170,633	—
Farm Real Estate	10	131	—	141	23,154	—	23,295	—
Consumer and Other	18	14	6	38	9,920	—	9,958	—
Total	$1,225	$756	$1,284	$3,265	$2,060,680	$276	$2,064,221	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$249	$13	$78	$340	$246,162	$—	$246,502	$—
Commercial Real Estate:
Owner Occupied	—	—	106	106	295,346	—	295,452	—
Non-Owner Occupied	—	—	4	4	829,306	—	829,310	—
Residential Real Estate	1,848	879	842	3,569	426,201	290	430,060	—
Real Estate Construction	—	—	—	—	157,127	—	157,127	—
Farm Real Estate	—	—	—	—	28,419	—	28,419	—
Consumer and Other	42	—	9	51	10,958	—	11,009	—
Total	$2,139	$892	$1,039	$4,070	$1,993,519	$290	$1,997,879	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Commercial & Agriculture	$78	$78
Commercial Real Estate:
Owner Occupied	225	334
Non-Owner Occupied	3	4
Residential Real Estate	3,061	3,232
Real Estate Construction	4	5
Farm Real Estate	—	—
Consumer and Other	16	20
Total	$3,387	$3,673

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of June 30, 2022, TDRs accounted for $14 of the allowance for loan losses. As of December 31, 2021, TDRs accounted for $18 of the allowance for loan losses.

There were no loans modified as TDRs during the three- and six-month periods ended June 30, 2022 or 2021.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three- and six-month periods ended June 30, 2022 and June 30, 2021, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

As of June 30, 2022, Civista had five loans with an aggregate principal balance outstanding of $2,764 that remained on CARES Act modifications.  Details with respect to loan modifications that remain on deferred status are as follows:

Type of Loan	Number of Loans	Balance	Percent of Loans Outstanding
		(In thousands)
Commercial & Agriculture	1	$242	0.01%
Commercial Real Estate:
Non-Owner Occupied	4	2,504	0.12%
Total	5	$2,746	0.13%

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential Real Estate	$411	$436		$503	$528
Farm Real Estate	494	494		509	509
Total	905	930		1,012	1,037
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	175	175	$6	187	187	$7
Residential Real Estate	8	12	8	23	27	11
Total	183	187	14	210	214	18
Total:
Commercial & Agriculture	—	—	—	—	—	—
Commercial Real Estate:
Owner Occupied	175	175	6	187	187	7
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	419	448	8	526	555	11
Farm Real Estate	494	494	—	509	509	—
Total	$1,088	$1,117	$14	$1,222	$1,251	$18

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and six-month periods ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Real Estate—Owner Occupied	$178	$3	$304	$5
Commercial Real Estate—Non-Owner Occupied	—	—	34	—
Residential Real Estate	466	6	563	8
Farm Real Estate	501	6	599	6
Total	$1,145	$15	$1,500	$19

	June 30, 2022		June 30, 2021
For the six months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—	$25	$—
Commercial Real Estate—Owner Occupied	187	6	529	11
Commercial Real Estate—Non-Owner Occupied	—	—	39	1
Residential Real Estate	492	13	690	16
Farm Real Estate	508	12	605	12
Total	$1,187	$31	$1,888	$40

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended June 30, 2022	For the Three-Month Period Ended June 30, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$216	$224
Acquisition of PCI loans	—	—
Accretion	(4)	(55)
Transfer from non-accretable to accretable	4	55
Balance at end of period	$216	$224

	For the Six-Month Period Ended June 30, 2022	For the Six-Month Period Ended June 30, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$217	$225
Acquisition of PCI loans	—	—
Accretion	(20)	(56)
Transfer from non-accretable to accretable	19	55
Balance at end of period	$216	$224

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At June 30, 2022	At December 31, 2021
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$478	$512
Carrying amount	276	290

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2022 or December 31, 2021.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of June 30, 2022 and December 31, 2021, there were no foreclosed assets included in Other assets. As of June 30, 2022 and December 31, 2021, the Company had initiated formal foreclosure procedures on $416 and $293, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended June 30, 2022 and June 30, 2021.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2022(a)			June 30, 2021(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(14,889)	$(5,800)	$(20,689)	$16,332	$(6,763)	$9,569
Other comprehensive income (loss) before reclassifications	(25,603)	—	(25,603)	2,059	—	2,059
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	55	50	1	64	65
Net current-period other comprehensive income (loss)	(25,608)	55	(25,553)	2,060	64	2,124
Ending balance	$(40,497)	$(5,745)	$(46,242)	$18,392	$(6,699)	$11,693

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended June 30, 2022 and June 30, 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended June 30, 2022	For the Three months ended June 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$6	$(1)	Net gain (loss) on sale of securities
Tax effect	(1)	—	Income tax expense
	5	(1)
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(70)	(81)	Other operating expenses
Tax effect	15	17	Income tax expense
	(55)	(64)
Total reclassifications for the period	$(50)	$(65)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the six month periods ended June 30, 2022 and June 30, 2021.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2022(a)			June 30, 2021(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619
Other comprehensive income (loss) before reclassifications	(55,167)	—	(55,167)	(3,057)	—	(3,057)
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	110	105	2	129	131
Net current-period other comprehensive income (loss)	(55,172)	110	(55,062)	(3,055)	129	(2,926)
Ending balance	$(40,497)	$(5,745)	$(46,242)	$18,392	$(6,699)	$11,693

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2022 and June 30, 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Six months ended June 30, 2022	For the Six months ended June 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$6	$(2)	Net gain (loss) on sale of securities
Tax effect	(1)	—	Income tax expense
	5	(2)
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(139)	(163)	Other operating expenses
Tax effect	29	34	Income tax expense
	(110)	(129)
Total reclassifications for the period	$(105)	$(131)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill of $76,851 for the periods ended June 30, 2022 and December 31, 2021.

Acquired intangible assets, other than goodwill, as of June 30, 2022 and December 31, 2021 were as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$8,527	$4,021	$4,506	$8,527	$3,588	$4,939
Total amortized intangible assets	$8,527	$4,021	$4,506	$8,527	$3,588	$4,939

Aggregate core deposit intangible amortization expense was $217, $223, $434 and $445 for the three- and six-months ended June 30, 2022 and 2021, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three- and six-month periods ended June 30, 2022 and June 30, 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan Servicing Rights:
Balance at Beginning of Period	$2,678	$2,224	$2,642	$2,246
Additions	81	204	226	398
Disposals	—	—	—	—
Amortized to expense	(95)	(148)	(204)	(292)
Other charges	—	—	—	—
Change in valuation allowance	—	465	—	393
Balance at End of Period	$2,664	$2,745	$2,664	$2,745

Valuation allowance:
Balance at Beginning of Period	$—	$276	$—	$204
Additions expensed	—	—	—	72
Reductions credited to operations	—	(465)	—	(465)
Direct write-offs	—	—	—	—
Balance at End of Period	$—	$(189)	$—	$(189)

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2022	$69	$435	$504
2023	139	841	980
2024	138	804	942
2025	138	708	846
2026	137	670	807
Thereafter	2,043	1,048	3,091
	$2,664	$4,506	$7,170

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At June 30, 2022		At December 31, 2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$—	$—	$—
Interest rate on balance	—	—	—	—

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2022	2021	2021	2022	2022	2021	2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$—	$—	$—	$—	$15,800	$—	$—
Average balance	—	—	—	—	—	178	—	—
Average rate paid	—	—	—	—	—	0.30%	—	—

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2022.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2022 and December 31, 2021. All of the repurchase agreements are overnight agreements.

	June 30, 2022	December 31, 2021
Securities pledged for repurchase agreements:
U.S. Treasury securities	$17,479	$16,478
Obligations of U.S. government agencies	—	9,017
Total securities pledged	$17,479	$25,495
Gross amount of recognized liabilities for repurchase agreements	$17,479	$25,495
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities.  Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.  The Company had no dilutive securities for the three- and six-months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic
Net income	$7,701	$9,164	$16,167	$19,922
Less allocation of earnings and dividends to participating securities	39	42	71	76
Net income available to common shareholders—basic	$7,662	$9,122	$16,096	$19,846
Weighted average common shares outstanding	14,615,154	15,602,329	14,761,363	15,734,226
Less average participating securities	74,286	72,563	65,146	59,995
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	14,540,868	15,529,766	14,696,217	15,674,231
Earnings per common share:
Basic	$0.53	$0.59	$1.10	$1.27
Diluted	0.53	0.59	1.10	1.27

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2022 and December 31, 2021:

	Contract Amount
	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$52,439	$525,185	$33,542	$455,777
Overdraft protection	10	57,522	7	54,034
Letters of credit	615	447	615	731
	$53,064	$583,154	$34,164	$510,542

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.65% to 7.50% at June 30, 2022 and from 3.25% to 8.00% at December 31, 2021. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on June 30, 2022 and December 31, 2021.

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

Net periodic pension cost was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	103	95	207	190
Expected return on plan assets	(144)	(160)	(288)	(320)
Other components	70	81	139	163
Net periodic pension cost	$29	$16	$58	$33

The Company does not expect to make any contribution to its pension plan in 2022. The Company made no contribution to its pension plan in 2021.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 117,263 shares available for future grants under this plan at June 30, 2022.

No options were granted under the 2014 Incentive Plan during the periods ended June 30, 2022 and 2021.

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

On May 25, 2022, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. The aggregate of 7,224 common shares were issued to Civista directors as payment of their retainer for their service on the Civista Board of Directors covering the period up to the 2023 Annual Meeting. This issuance was expensed in its entirety when the shares were issued in the amount of $168.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and six-month periods ended June 30, 2022:

	Three months ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,530	$21.87	69,840	$20.14
Granted	—	—	31,774	24.51
Vested	(2,644)	21.57	(27,728)	24.28
Forfeited	(2,138)	21.99	(2,138)	21.99
Nonvested at end of period	71,748	$21.88	71,748	$21.88

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of June 30, 2022:

At June 30, 2022
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
April 10, 2018	1,470	$15	0.50
March 14, 2019	4,034	59	1.50
March 14, 2020	4,304	42	0.50
March 14, 2020	6,951	118	2.50
March 3, 2021	11,359	183	3.50
March 3, 2021	13,692	197	1.50
March 3, 2022	12,914	282	4.50
March 3, 2022	17,024	335	2.50
	71,748	$1,231	2.61

The Company recorded $153 and $135 of share-based compensation expense during the three months ended June 30, 2022 and 2021, respectively.  During the six months ended June 30, 2022 and 2021, the Company recorded $331 and $260, respectively, of share-based compensation expense. The Company recorded $168 of director retainer fees for shares granted under the 2014 Incentive Plan during the three months ended June 30, 2022.  At June 30, 2022, the total compensation cost related to unvested awards not yet recognized is $1,231, which was expected to be recognized over the weighted average remaining life of the grants of 2.61 years.

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

Debt securities: The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Equity securities: The Company’s equity securities are not actively traded in an open market. The fair value of these equity securities available-for-sale not actively traded in an open market is determined by using market data inputs for similar securities that are observable (Level 2 inputs).

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at June 30, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$42,324	$—
Obligations of states and political subdivisions	—	300,699	—
Mortgage-backed securities in government sponsored entities	—	187,794	—
Total securities available-for-sale	—	530,817	—
Equity securities	—	1,161	—
Swap asset	—	10,877	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$10,877	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,664

	Fair Value Measurements at December 31, 2021 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$47,890	$—
Obligations of states and political subdivisions	—	298,836	—
Mortgage-backed securities in government sponsored entities	—	213,148	—
Total securities available-for-sale	—	559,874	—
Equity securities	—	1,072	—
Swap asset	—	11,072	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,072	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,642
Impaired loans	—	—	11

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,664	Discounted Cash Flow	Constant Prepayment Rate	5.9% - 20%	8%
			Discount Rate	12%	12%

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2022 were as follows:

June 30, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$233,281	$233,281	$233,281	$—	$—
Other securities	18,511	18,511	18,511	—	—
Loans, held for sale	4,167	4,250	4,250	—	—
Loans, net of allowance	2,036,786	1,954,455	—	—	1,954,455
Bank owned life insurance	47,118	47,118	47,118	—	—
Accrued interest receivable	8,318	8,318	8,318	—	—
Financial Liabilities:
Nonmaturing deposits	2,233,716	2,233,716	2,233,716	—	—
Time deposits	221,786	221,575	—	—	221,575
Long-term FHLB advances	75,000	65,965	—	—	65,965
Securities sold under agreement to repurchase	17,479	17,479	17,479	—	—
Subordinated debentures	103,737	101,410	—	—	101,410
Accrued interest payable	287	287	287	—	—

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

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements.  The following table reflects the derivatives recorded on the balance sheet:

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$55,212	$830	$173,491	$11,072
Counterparty positions with financial institutions in an asset position	233,715	10,047	—	—
Total included in other assets		$10,877		$11,072

Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$178,503	$10,877	$71,327	$1,628
Counterparty positions with financial institutions in a liability position	—	—	244,818	9,444
Total included in accrued expenses and other liabilities		$10,877		$11,072

Gross notional positions with customers	$233,715		$244,818
Gross notional positions with financial institution counterparties	$233,715		$244,818

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions.  Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	June 30, 2022	June 30, 2021
Interest rate swaps related to customer loans	Other income	$—	$393
Total		$—	$393

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At June 30, 2022, the Company did not have cash and securities pledged for collateral on its interest rate swaps with third party financial institutions. At December 31, 2021, the Company had cash and securities with a fair value of $10,780 and $509, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $12,615 and $13,093, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,263 and $5,706 at June 30, 2022 and December 31, 2021, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended June 30, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $239 and $203, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $396 and $338, respectively.   During the six months ended June 30, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $477 and $405, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $785 and $676, respectively.  During the three- and six-months ended June 30, 2022 and 2021, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.  Other operating expenses and Income tax expense were reclassified for the three- and six-month periods of June 30, 2021 to reflect the change to proportional amortization method of accounting of $203 and $405, respectively.

(16) Revenue Recognition

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue associated with financial instruments, including revenue from loans and securities, are outside the scope of the new standard and accounted for under other existing GAAP. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges	$1,540	$1,317	$3,119	$2,573
ATM/Interchange fees	1,355	1,373	2,596	2,620
Wealth management fees	1,228	1,188	2,505	2,334
Tax refund processing fees	475	475	2,375	2,375
Other	23	265	300	677
Noninterest Income (in-scope of Topic 606)	4,621	4,618	10,895	10,579
Noninterest Income (out-of-scope of Topic 606)	1,014	4,407	2,383	7,636
Total Noninterest Income	$5,635	$9,025	$13,278	$18,215

(17) Subsequent Events

On July 1, 2022, CBI consummated the merger of (i) Comunibanc Corp. (“Comunibanc”) with and into CBI and (ii) Henry County Bank, an Ohio banking corporation and wholly-owned subsidiary of Comunibanc, with and into Civista (the “Merger”), in accordance with the Agreement and Plan of Merger, dated as of January 10, 2022, by and between Civista and Comunibanc (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, each share of Comunibanc common stock was converted into the right to receive $30.13 in cash and 1.1888 CBI common shares.  Cash will be paid in lieu of fractional shares.  In the aggregate, the Company paid approximately $25.0 million in cash and issued approximately 985 thousand shares of its common stock, valued at approximately $21.1 million as of July 1, 2022, in the Merger for a total transaction value of approximately $46.1 million.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the Merger.  Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this Merger.  The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the Merger.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2022 compared to December 31, 2021, and the consolidated results of operations for the three-and six-month periods ended June 30, 2022, compared to the same periods in 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

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

•

our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

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
•

the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (FASB), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, may adversely affect our reported financial condition or results of operations;

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

•	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry: and
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

Financial Condition

Total assets of the Company at June 30, 2022 were $3,039,099 compared to $3,012,905 at December 31, 2021, an increase of $26,194, or 0.9%. The increase in total assets was due to increases in loans of $65,548, accompanied by increases in other securities, loans held for sale, and other assets of $1,500, $2,195 and $14,861, respectively, partially offset by decreases in cash and cash equivalents and securities available-for-sale of $30,958 and $29,057, respectively. Total liabilities at June 30, 2022 were $2,737,037 compared to $2,657,693 at December 31, 2021, an increase of $79,344, or 3.0%. The increase in total liabilities was primarily attributable to an increase in noninterest-bearing demand accounts of $53,630, accompanied by an increase in accrued expenses and other liabilities of $48,752, partially offset by decreases in interest-bearing deposits and securities sold under agreements to repurchase of $14,829 and $8,016, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021	$ Change	% Change
Commercial & Agriculture	$226,540	$246,502	$(19,962)	-8.1%
Commercial Real Estate—Owner Occupied	304,472	295,452	9,020	3.1%
Commercial Real Estate—Non-Owner Occupied	876,695	829,310	47,385	5.7%
Residential Real Estate	452,628	430,060	22,568	5.2%
Real Estate Construction	170,633	157,127	13,506	8.6%
Farm Real Estate	23,295	28,419	(5,124)	-18.0%
Consumer and Other	9,958	11,009	(1,051)	-9.5%
Total loans	2,064,221	1,997,879	66,342	3.3%
Allowance for loan losses	(27,435)	(26,641)	(794)	3.0%
Net loans	$2,036,786	$1,971,238	$65,548	3.3%

Included in Commercial & Agriculture loans above were $3,710 of PPP loans as of June 30, 2022 and $43,209 of PPP loans as of December 31, 2021.

Loans held for sale increased $2,195, or 111.3%, since December 31, 2021.  The increase was due to an increase in the average loan balance held for sale.  At June 30, 2022, 18 loans totaling $4,167 were held for sale as compared to 14 loans totaling $1,972 at December 31, 2021.

Net loans have increased $65,548, or 3.3% since December 31, 2021. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Real Estate Construction loan portfolios increased $9,020, $47,385, $22,568 and $13,506, respectively, since December 31, 2021, while the Commercial & Agriculture, Farm Real Estate and Consumer and Other loan portfolios decreased $19,962, $5,124 and $1,051, respectively, since December 31, 2021.  At June 30, 2022, the net loan to deposit ratio was 82.9% compared to 81.6% at December 31, 2021. The increase in the net loan to deposit ratio is primarily the result of an increase in loans, partially offset by an increase in deposits.

During the first six months of 2022, provisions made to the allowance for loan losses totaled $700, compared to a provision of $830 during the same period in 2021. The decrease in provision was due to the improvement of our credit quality metrics, offset by strong loan growth during the second quarter of 2022. To address the challenges of the international, national, regional and local economic conditions adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic, management maintained a strong provision in the first quarter of 2021. When conditions stabilized and criticized loans peaked, management reduced the provision.  We continue to be optimistic that asset quality will continue to improve despite ongoing headwinds.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  However, we are encouraged by strong loan growth.  Our Commercial and Commercial Real Estate portfolios have been and are expected to continue to be impacted the most.

Net recoveries for the first six months of 2022 totaled $94, compared to net recoveries of $339 in the first six months of 2021. For the first six months of 2022, the Company charged off a total of nine loans. Four Residential Real Estate loan totaling $58 and five Consumer and Other loans totaling $32 were charged off in the first six months of the year. In addition, during the first six months of 2022, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $4, Commercial Real Estate – Owner Occupied loans of $27, Commercial Real Estate – Non-Owner Occupied loans of $52, Residential Real Estate loans of $76, Farm Real Estate loans of $4 and Consumer and Other loans of $21. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans decreased by $286 since December 31, 2021, which was due to a $286 decrease in loans on nonaccrual status. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.33% at June 30, 2022 and 1.33% at December 31, 2021.

The available-for-sale security portfolio decreased by $29,057, from $559,874 at December 31, 2021 to $530,817 at June 30, 2022.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2022, the Company was in compliance with all pledging requirements.

Other securities increased $1,500 from December 31, 2021 to June 30, 2022.  The increase is the result of additional investments in the Federal Reserve Bank of Cleveland.

Premises and equipment, net, increased $1,706 from December 31, 2021 to June 30, 2022. The increase is the result of new purchases of $2,672, offset by depreciation of $966.

Bank owned life insurance (BOLI) increased $477 from December 31, 2021 to June 30, 2022. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Other assets increased $14,861 from December 31, 2021 to June 30, 2022.  The increase is the result of an increase in deferred taxes - securities of $14,743.

Total deposits as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand	$842,536	$788,906	$53,630	6.8%
Interest-bearing demand	529,812	537,510	(7,698)	-1.4%
Savings and money market	861,368	843,837	17,531	2.1%
Time deposits	221,786	246,448	(24,662)	-10.0%
Total Deposits	$2,455,502	$2,416,701	$38,801	1.6%

Total deposits at June 30, 2022 increased $38,801 from year-end 2021. Noninterest-bearing deposits increased $53,630 from year-end 2021, while interest-bearing deposits, including savings and time deposits, decreased $14,829 from December 31, 2021. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $39,466. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2021 over the next two quarters.  In addition, public fund demand deposit accounts increased $14,262.  The decrease in interest-bearing deposits was primarily due to decreases in business interest-bearing demand and JUMBO NOW accounts of $29,664 and $4,129, respectively, accompanied by increases in personal interest-bearing demand and public fund interest-bearing demand accounts of $5,751 and $19,951, respectively.  Statement savings, money market savings and public fund money market savings accounts increased by $27,861, $16,040 and $9,433, respectively, accompanied by decreases in business money market savings and brokered money market savings accounts of $19,209 and $19,002, respectively. Time certificates over $250, time certificates and Jumbo time certificates decreased $10,194, $7,905 and $7,256, respectively.  The year-to-date average balance of total deposits decreased $1,794, compared to the average balance for the same period in 2021, mainly due to a decrease in the average balance of noninterest-bearing demand accounts of $72,022, accompanied by increases in the average balances of interest-bearing demand and savings and money markets accounts of $63,670 and $48,711, respectively.  In addition, the average balance of time deposits decreased $42,153 as compared to the same period in 2021.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $8,016 from December 31, 2021 to June 30, 2022.

Securities purchased payable increased $11,501 from December 31, 2021 to June 30, 2022.  The increase is primarily the result of an increase in accounts payable related to securities purchased but not yet funded of $11,435.

Tax refunds in process increased $38,899 from December 31, 2021 to June 30, 2022.  The increase is primarily the result of an increase in a clearing account related to our tax refund processing program of $38,899.

Shareholders’ equity at June 30, 2022 was $302,062, or 9.9% of total assets, compared to $355,212, or 11.8% of total assets, at December 31, 2021. The decrease was the result of a decrease in the fair value of securities available-for-sale, net of tax, of $55,172, dividends on common shares of $4,133 and the purchase of treasury shares of $10,621, offset by net income of $16,167 and a decrease in the Company’s pension liability, net of tax, of $110, offset by.

Total outstanding common shares at June 30, 2022 were 14,537,433, which decreased from 14,954,200 common shares outstanding at December 31, 2021. Common shares outstanding decreased as a result of 453,627 common shares being repurchased by the Company at an average repurchase price of $23.41.  The Company repurchased 55,352 common shares pursuant to a stock repurchase program announced on May 4, 2022 and 392,847 common shares pursuant to a stock repurchase program announced on August 12, 2021.  An additional 5,428 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 2,138 restricted common shares were forfeited.  The repurchase program announced on May 4, 2022 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until May 9, 2023.  The repurchase plan publicly announced on August 12, 2021 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until August 10, 2022.  The repurchase of common shares was offset by the grant of 31,774 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.  In addition, 7,224 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The Company had net income of $7,701 for the three months ended June 30, 2022, a decrease of $1,463 from net income of $9,164 for the same three months of 2021. Basic earnings per common share were $0.53 for the quarter ended June 30, 2022, compared to $0.59 for the same period in 2021. Diluted earnings per common share were $0.53 for the quarter ended June 30, 2022, compared to $0.59 for the same period in 2021. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2022 was $24,268, an increase of $427 from $23,841 for the same three months of 2021. This increase is the result of an increase of $566 in total interest income, offset by an increase of $139 in interest expense. Interest-earning assets averaged $2,866,362 during the three months ended June 30, 2022, an increase of $90,231 from $2,776,131 for the same period of 2021.  The Company’s average interest-bearing liabilities increased from $1,738,808 during the three months ended June 30, 2021 to $1,830,089 during the three months ended June 30, 2022.  The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2022 and 2021 was 3.43% and 3.53%, respectively.

Total interest income was $26,064 for the three months ended June 30, 2022, an increase of $566 from $25,498 of total interest income for the same period in 2021.  The increase in interest income is attributable to increases in interest income on taxable and tax-exempt securities of $545 and %357, respectively, offset by a decrease of $802 in interest and fees on loans. Interest on loans decreased $802 to $21,851 for the three months ended June 30, 2022, as compared to $22,653 for the same period in 2021.  The average balance of loans decreased by $21,406, or 1.0% to $2,033,378 for the three months ended June 30, 2022 as compared to $2,054,784 for the same period in 2021.  The loan yield decreased to 4.31% for the three months ended June 30, 2022, from 4.42% for the same period in 2021.  During the quarter, the average balance of PPP loans was $6,543.  These loans had an average yield of 27.5%, which includes the amortization of PPP fees.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $545 to $1,775 for the three months ended June 30, 2022, compared to $1,230 for the same period in 2021.  The average balance of taxable securities increased $92,702 to $297,256 for the three months ended June 30, 2022, as compared to $204,554 for the same period in 2021.  The yield on taxable securities decreased 24 basis points to 2.23% for 2022, compared to 2.47% for 2021.  Interest on tax-exempt securities increased $357 to $1,882 for the three months ended June 30, 2022, compared to $1,525 for the same period in 2021.  The average balance of tax-exempt securities increased $50,156 to $259,096 for the three months ended June 30, 2022, as compared to $208,940 for the same period in 2021.  The yield on tax-exempt securities decreased 52 basis points to 3.52% for 2022, compared to 4.04% for 2021 due to the impact of lower interest rates in 2022 as compared to the same period of 2021.

Interest expense increased $139, or 8.4%, to $1,796 for the three months ended June 30, 2022, compared with $1,657 for the same period in 2021.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, offset by a decrease in rates on interest-bearing deposit accounts and Federal Home Loan Bank (FHLB) borrowings.  For the three months ended June 30, 2022, the average balance of interest-bearing liabilities increased $91,281 to $1,830,089, as compared to $1,738,808 for the same period in 2021.  Interest incurred on deposits decreased by $426 to $710 for the three months ended June 30, 2022, compared to $1,136 for the same period in 2021.  Although the average balance of interest-bearing deposits increased by $49,462 for the three months ended June 30, 2022, as compared to the same period in 2021, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.10% in 2021 to 0.07% in 2022.  The rate paid on time deposits decreased from 1.19% to 0.81% in 2022.  Interest expense incurred on FHLB advances decreased 41.5% from 2021.  The average balance on FHLB balances decreased $26,923 for the three months ended June 30, 2022, as compared to the same period in 2021, as a result of the prepayment of a long-term advance.  Interest expense incurred on subordinated debentures increased $705, to $890 for the three months ended June 30, 2022, compared to $185 for the same period in 2021.  For the three months ended June 30, 2022, the average balance of subordinated debentures increased $73,365 to $103,714, as compared to $30,349 for the same period in 2021.  During the fourth quarter of 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2022 and 2021. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2022			2021
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,033,378	$21,851	4.31%	$2,054,784	$22,653	4.42%
Taxable securities	297,256	1,775	2.23%	204,554	1,230	2.47%
Tax-exempt securities	259,096	1,882	3.52%	208,940	1,525	4.04%
Interest-bearing deposits in other banks	276,632	556	0.81%	307,853	90	0.12%
Total interest-earning assets	$2,866,362	$26,064	3.67%	$2,776,131	$25,498	3.77%
Noninterest-earning assets:
Cash and due from financial institutions	44,538			45,626
Premises and equipment, net	22,264			22,375
Accrued interest receivable	7,993			8,463
Intangible assets	84,167			84,638
Other assets	46,608			38,095
Bank owned life insurance	46,966			46,305
Less allowance for loan losses	(27,174)			(26,580)
Total Assets	$3,091,724			$2,995,053
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,401,351	$247	0.07%	$1,310,998	$334	0.10%
Time	228,733	463	0.81%	269,624	802	1.19%
Long-term FHLB advances	75,000	193	1.03%	101,923	330	1.30%
Subordinated debentures	103,714	890	3.44%	30,349	185	2.52%
Repurchase Agreements	21,291	3	0.06%	25,914	6	0.09%
Total interest-bearing liabilities	$1,830,089	$1,796	0.39%	$1,738,808	$1,657	0.38%
Noninterest-bearing deposits	894,887			867,561
Other liabilities	53,476			39,428
Shareholders’ Equity	313,272			349,256
Total Liabilities and Shareholders’ Equity	$3,091,724			$2,995,053
Net interest income and interest rate spread		$24,268	3.28%		$23,841	3.39%
Net interest margin			3.43%			3.53%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $501 and $406 for the periods ended June 30, 2022 and 2021, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2022 and 2021.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$(234)	$(568)	$(802)
Taxable securities	676	(131)	545
Tax-exempt securities	571	(214)	357
Interest-bearing deposits in other banks	(10)	476	466
Total interest income	$1,003	$(437)	$566
Interest expense:
Demand and savings	$22	$(109)	$(87)
Time	(109)	(230)	(339)
Long-term FHLB advances	(77)	(60)	(137)
Subordinated debentures	603	102	705
Repurchase agreements	(1)	(2)	(3)
Total interest expense	$438	$(299)	$139
Net interest income	$565	$(138)	$427

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $400 and $0 during the quarters ended June 30, 2022 and 2021, respectively. The increase in the provision in the second quarter of 2022 reflects the Company’s strong loan growth during the quarter.  Our credit quality metrics remain stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions.  While COVID-19 vaccinations and improved treatments have created a level of optimism, there remains caution due to the lingering concerns over potential infection spikes.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as challenges businesses face in today’s environment.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, additional employee costs, hiring challenges throughout our footprint, rising inflationary pressures and the prospects of recession.  Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

Noninterest income for the three-month periods ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
	2022	2021	$ Change	% Change
Service charges	$1,540	$1,317	$223	16.9%
Net gain on sale of securities	6	1,784	(1,778)	-99.7%
Net gain on equity securities	39	53	(14)	-26.4%
Net gain on sale of loans	573	2,218	(1,645)	-74.2%
ATM/Interchange fees	1,355	1,373	(18)	-1.3%
Wealth management fees	1,228	1,188	40	3.4%
Bank owned life insurance	233	248	(15)	-6.0%
Tax refund processing fees	475	475	—	0.0%
Swap fees	—	17	(17)	-100.0%
Other	186	352	(166)	-47.2%
Total noninterest income	$5,635	$9,025	$(3,390)	-37.6%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended June 30, 2022 was $5,635, a decrease of $3,390, or 37.6%, from $9,025 for the same period of 2021. The decrease was primarily due to decreases in net gain on sale of securities, net gain on equity securities, net gain on sale of loans, swap fees and other income, offset by increases in service charges.  Net gain on sale of securities decreased due to the sale of Visa Class B shares in 2021.  Net gain on equity securities decreased as a result of market value decreases.  Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold.  During the three-months ended June 30, 2022, 186 loans were sold, totaling $35,494.  During the three-months ended June 30, 2021, 372 loans were sold, totaling $69,200.  Swap fees decreased due to the volume of swaps performed during the quarter ended June 30, 2022 as compared to the same period of 2021.  Other income decreased as result of an increase in insurance loss reserves from the Company’s reinsurance subsidiary.  Service charges increased due to higher overdraft fees of $222.

Additionally, the Company processes state and federal income tax refunds for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments.  Tax refund processing fees were $475 for each of the three months ended June 30, 2022 and 2021.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
	2022	2021	$ Change	% Change
Compensation expense	$11,947	$11,406	$541	4.7%
Net occupancy expense	1,026	1,007	19	1.9%
Equipment expense	562	482	80	16.6%
Contracted data processing	433	490	(57)	-11.6%
FDIC assessment	195	322	(127)	-39.4%
State franchise tax	628	471	157	33.3%
Professional services	1,209	741	468	63.2%
Amortization of intangible assets	217	223	(6)	-2.7%
ATM/Interchange expense	542	656	(114)	-17.4%
Marketing	380	343	37	10.8%
Software maintenance expense	790	545	245	45.0%
Other	2,450	5,578	(3,128)	-56.1%
Total noninterest expense	$20,379	$22,264	$(1,885)	-8.5%

Noninterest expense for the three months ended June 30, 2022 was $20,379, a decrease of $1,885, or 8.5%, from $22,264 reported for the same period of 2021. The primary reasons for the decrease were decreases in contracted data processing expense, FDIC assessment, ATM/Interchange expense and other operating expense, offset by increases in compensation expense, equipment expense, state franchise tax, professional services, marketing and software maintenance expense. The increase in compensation expense was due to increased salary, payroll taxes and commission and incentive based costs, offset by a decrease in employer savings contributions.  Equipment expense increased due to an increase in computer equipment purchases of $48.  Contracted data processing fees decreased due to a decrease in monthly processing fees of $62.  The quarter-over-quarter decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.  The increase in state franchise tax expense was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  Professional services increased due to merger related legal and audit fees of $118, accompanied by increases in recruitment fees and increased call volumes at the Company’s call center. The quarter-over-quarter decrease in ATM/Interchange expense is the result of a decrease in billings from Mastercard of $94 in 2022. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The decrease in other operating expense is primarily due to a prepayment fee paid in the second quarter of 2021 related to the early payoff of an FHLB long-term advance.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the three months ended June 30, 2022 totaled $1,423, down $15 compared to the same period in 2021. The effective tax rates for the three-month periods ended June 30, 2022 and 2021 were 15.6% and 13.6%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Six Months Ended June 30, 2022 and 2021

The Company had net income of $16,167 for the six months ended June 30, 2022, a decrease of $3,755 from net income of $19,922 for the same six months of 2021. Basic earnings per common share were $1.10 for the period ended June 30, 2022, compared to $1.27 for the same period in 2021. Diluted earnings per common share were $1.10 for the period ended June 30, 2022, compared to $1.27 for the same period in 2021. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2022 was $47,200, a decrease of $469 from $47,669 in the same six months of 2021.  This decrease is the result of a decrease of $494 in total interest income, partially offset by a decrease of $25 in interest expense.  Interest-earning assets averaged $2,840,619 during the six months ended June 30, 2022, a decrease of $50,136 from $2,890,755 for the same period of 2021.  The Company’s average interest-bearing liabilities increased from $1,729,101 for the first six months of 2021 to $1,829,191 for the same period in 2022.  The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2022 and 2021 was 3.40% and 3.41%, respectively.

Total interest income decreased $494 to $50,730 for the period ended June 30, 2022  This change was the result of a decrease in the average balance of loans, accompanied by a lower yield on the portfolio.  The average balance of loans decreased by $41,807, or 2.0%, to $2,020,254 for the period ended June 30, 2022, as compared to $2,062,061 for the period ended June 30, 2021.  The loan yield decreased to 4.28% for 2022, from 4.44% in 2021.  During the six months ended June 30, 2022, the average balance of PPP loans was $17,043.  These loans had an average yield of 20.1%, which includes the amortization of PPP fees.

Interest on taxable securities increased $990 to $3,495 for the period ended June 30, 2022, compared to $2,505 for the same period in 2021.  The average balance of taxable securities increased $116,098 to $305,827 for the period ended June 30, 2022, as compared to $189,729 for the period ended June 30, 2021.  The yield on taxable securities decreased 54 basis points to 2.21% for 2022, compared to 2.75% for 2021.  Interest on tax-exempt securities increased $627 to $3,671 for the period ended June 30, 2022, compared to $3,044 for the same period in 2021.  The average balance of tax-exempt securities increased $51,716 to $259,976 for the period ended June 30, 2022, as compared to $208,260 for the period ended June 30, 2021.  The yield on tax-exempt securities decreased 49 basis points to 3.59% for 2022, compared to 4.08% for 2021.

Interest on interest-bearing deposits in other banks increased $436 to $675 for the period ended June 30, 2022, compared to $239 for the same period in 2021.  The average balance of interest-bearing deposits in other banks decreased $176,143 to $254,562 for the period ended June 30, 2022, as compared to $430,705 for the period ended June 30, 2021.  The yield on interest-bearing deposits in other banks increased 42 basis points to 0.53% for 2022, compared to 0.11% for 2021.

Interest expense decreased $25, or 0.7%, to $3,530 for the period ended June 30, 2022, compared with $3,555 for the same period in 2021.  The change in interest expense can be attributed to a decrease in rate, partially offset by an increase in the average balance of interest-bearing liabilities.  For the period ended June 30, 2022, the average balance of interest-bearing liabilities increased $100,090 to $1,829,191, as compared to $1,729,101 for the period ended June 30, 2021.  Interest incurred on deposits decreased by $981 to $1,415 for the period ended June 30, 2022, compared to $2,396 for the same period in 2021. Although the average balance of interest-bearing deposits increased by $112,381 for the period ended June 30, 2022, as compared to the same period in 2021, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.11% in 2021 to 0.07% in 2022.  The rate paid on time deposits decreased from 1.25% in 2021 to 0.80% in 2022.  Interest expense incurred on FHLB advances and subordinated debentures increased 84.2% from 2021.  The average balance on FHLB balances decreased $38,398 as a result of the prepayment of a long-term advance for the period ended June 30, 2022, as compared to the same period in 2021, while the rate paid decreased 8 basis points.  In addition, the average balance of subordinated debentures increased $73,364 to $103,713, as compared to $30,349 for the same period in 2021.  During the fourth quarter of 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.  The rate paid on subordinated debentures increased 82 basis points for the period ended June 30, 2022, as compared to the same period in 2021.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the six months ended June 30, 2022 and 2021. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Six Months Ended June 30,
	2022			2021
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,020,254	$42,889	4.28%	$2,062,061	$45,436	4.44%
Taxable securities	305,827	3,495	2.21%	189,729	2,505	2.75%
Tax-exempt securities	259,976	3,671	3.59%	208,260	3,044	4.08%
Interest-bearing deposits in other banks	254,562	675	0.53%	430,705	239	0.11%
Total interest-earning assets	$2,840,619	$50,730	3.65%	$2,890,755	$51,224	3.66%
Noninterest-earning assets:
Cash and due from financial institutions	133,452			39,777
Premises and equipment, net	22,292			22,442
Accrued interest receivable	7,577			8,515
Intangible assets	84,270			84,749
Other assets	41,838			38,079
Bank owned life insurance	46,847			46,185
Less allowance for loan losses	(26,976)			(26,087)
Total Assets	$3,149,919			$3,104,415
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,392,411	$481	0.07%	$1,280,030	$677	0.11%
Time	234,640	934	0.80%	276,793	1,719	1.25%
Short-term FHLB advance	178	—	—	—	—	—
Long-term FHLB advance	75,000	383	1.03%	113,398	774	1.38%
Subordinated debentures	103,713	1,726	3.36%	30,349	371	2.54%
Repurchase Agreements	23,249	6	0.05%	28,531	14	0.10%
Total interest-bearing liabilities	$1,829,191	$3,530	0.39%	$1,729,101	$3,555	0.41%
Noninterest-bearing deposits	914,163			986,185
Other liabilities	76,372			39,690
Shareholders’ Equity	330,193			349,439
Total Liabilities and Shareholders’ Equity	$3,149,919			$3,104,415
Net interest income and interest rate spread		$47,200	3.26%		$47,669	3.25%
Net interest margin			3.40%			3.41%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $977 and $814 for the periods ended June 30, 2022 and 2021, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2022 and 2021. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$(909)	$(1,638)	$(2,547)
Taxable securities	1,551	(561)	990
Tax-exempt securities	1,022	(395)	627
Interest-bearing deposits in other banks	(134)	570	436
Total interest income	$1,530	$(2,024)	$(494)
Interest expense:
Demand and savings	$55	$(251)	$(196)
Time	(234)	(551)	(785)
Short-term FHLB advance	—	—	—
Long-term FHLB advance	(224)	(167)	(391)
Subordinated debentures	1,179	176	1,355
Repurchase agreements	(2)	(6)	(8)
Total interest expense	$774	$(799)	$(25)
Net interest income	$756	$(1,225)	$(469)

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $700 and $830 during the periods ended June 30, 2022 and 2021, respectively. The decrease in provision was due to the improvement of our credit quality metrics, offset by strong loan growth during the second quarter of 2022.  To address the challenges of the international, national, regional and local economic conditions adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic, management maintained a strong provision in the first quarter of 2021.  When conditions stabilized and criticized loans peaked, management reduced the provision.  We continue to be optimistic that asset quality will continue to improve despite ongoing headwinds.  We remain cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry.  However, we are encouraged by strong loan growth.  Our Commercial and Commercial Real Estate portfolios have been and are expected to continue to be impacted the most.

Noninterest income for the six-month periods ended June 30, 2022 and 2021 are as follows:

	Six months ended June 30,
	2022	2021	$ Change	% Change
Service charges	$3,119	$2,573	$546	21.2%
Net gain on sale of securities	6	1,783	(1,777)	-99.7%
Net gain on equity securities	89	141	(52)	-36.9%
Net gain on sale of loans	1,509	4,963	(3,454)	-69.6%
ATM/Interchange fees	2,596	2,620	(24)	-0.9%
Wealth management fees	2,505	2,334	171	7.3%
Bank owned life insurance	477	491	(14)	-2.9%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	—	94	(94)	-100.0%
Other	602	841	(239)	-28.4%
Total noninterest income	$13,278	$18,215	$(4,937)	-27.1%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six months ended June 31, 2022 was $13,278, a decrease of $4,937, or 27.1%, from $18,215 for the same period of 2021. The decrease was primary due to decreases in net gain on the sale of securities of $1,777, net gain on equity securities of $52, net gain on sale of loans of $3,454, swap fees of $94 and other income of $239, which was offset by an increase in service charges of $546.  Net gain on sale of securities decreased due to the sale of Visa Class B shares in 2021.  Net gain (loss) on equity securities decreased as a result of market value increases.  Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold.  During the six-months ended June 30, 2022, 394 loans were sold, totaling $73,659.  During the six-months ended June 30, 2021, 752 loans were sold, totaling $147,841.  Swap fees decreased due to the volume of swaps performed during the six-months ended June 30, 2022, as compared to the same period of 2021.  Other income decreased as result of an increase in insurance loss reserves from the Company’s reinsurance subsidiary.   Service charges increased due to an increase in service charges and overdraft fees of $101 and $445, respectively.

Tax refund processing fees were $2,375 for each of the six months ended June 30, 2022 and 2021.  These fees are received for processing state and federal income tax refund payments for customers of third party income tax preparation vendors.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the six-month periods ended June 30, 2022 and 2021 are as follows:

	Six months ended June 30,
	2022	2021	$ Change	% Change
Compensation expense	$24,170	$23,188	$982	4.2%
Net occupancy expense	2,176	2,231	(55)	-2.5%
Equipment expense	1,057	896	161	18.0%
Contracted data processing	1,053	933	120	12.9%
FDIC assessment	398	582	(184)	-31.6%
State franchise tax	1,219	1,096	123	11.2%
Professional services	2,258	1,479	779	52.7%
Amortization of intangible assets	434	445	(11)	-2.5%
ATM/Interchange expense	1,055	1,249	(194)	-15.5%
Marketing	697	641	56	8.7%
Software maintenance expense	1,498	1,053	445	42.3%
Other operating expenses	4,622	7,658	(3,036)	-39.6%
Total noninterest expense	$40,637	$41,451	$(814)	-2.0%

Noninterest expense for the six months ended June 30, 2022 was $40,637, a decrease of $814, or 2.0%, from $41,451 reported for the same period of 2021. The primary reasons for the decrease were decreases in FDIC assessments of $184, ATM/Interchange expense of $194 and other operating expenses of $3,036, offset by increases in compensation expenses of $982, equipment expense of $161, contracted data processing of $120, state franchise tax of $123, professional services of $779 and software maintenance expense of $445.  The increase in compensation expense was due to increased payroll, 401k expenses, payroll taxes and commission and incentive based costs.  Payroll and payroll related expenses increased due to annual pay increases.  Equipment expense increased due to an increase in computer equipment purchases of $110 and reimbursement of COVID-19 expenses of $12 in 2021.  Contracted data processing fees increased due to merger related system deconversion fees of $234, offset by a decrease in computer processing fees.  The decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.  The increase in state franchise tax expense was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax, offset by the payment of $172 of additional taxes in 2021 as a result of findings from a State of Ohio audit.  Professional services increased due to merger related legal and audit fees of $428, accompanied by increases in recruitment fees and increased call volumes at the Company’s call center. The decrease in ATM/Interchange expense is the result of a decrease in billings from Mastercard of $152 in 2022 and lower processing fees. The increase in marketing expense is the result of efforts to promote our new digital banking and other initiatives.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The decrease in other operating expense is primarily due to a prepayment fee paid in the second quarter of 2021 related to the early payoff of an FHLB long-term advance.  The increase in other operating expense is primarily due to the prepayment expense of $3,717 related to the early payoff of an FHLB long-term advance, offset by a credit to the valuation adjustment for mortgage servicing rights.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Income tax expense for the six months ended June 30, 2022 totaled $2,974, down $707 compared to the same period in 2021. The effective tax rates for the six-month periods ended June 30, 2022 and 2021 were 15.5% and 15.6%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $302,062 at June 30, 2022 compared to $355,212 at December 31, 2021. Shareholders’ equity decreased during the first six months of 2022 as a result of a decrease in fair value of securities available-for-sale, net of tax, of $55,172, dividends on common stock of $4,133 and the Company’s repurchase of common shares during the period, which totaled $10,621, offset by net income of $16,167 and a $110 net decrease in the Company’s pension liability.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2022 and December 31, 2021 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2022	18.2%	13.6%	12.3%	9.9%
Company Ratios—December 31, 2021	19.2%	14.3%	12.9%	10.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $980, or 0.18% of the total security portfolio at June 30, 2022. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $47,628 and $19,996 for the six months ended June 30, 2022 and 2021, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash used by investing activities was $94,617 and $58,661 for the six months ended June 30, 2022 and 2021, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $16,031 and $144,449 for the six months ended June 30, 2022 and 2021, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2022, Civista had total credit availability with the FHLB of $725,428 with standby letters of credit totaling $21,300 and a remaining borrowing capacity of approximately $629,128 In addition, CBI maintains a credit line with a third party lender totaling $10,000.  No borrowings were outstanding by CBI under this credit line as of June 30, 2022.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2021 and June 30, 2022, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at June 30, 2022 and December 31, 2021.

The Company had derivative financial instruments as of December 31, 2021 and June 30, 2022. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	June 30, 2022			December 31, 2021
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	477,423	22,159	5%	531,385	44,276	9%
+100bp	474,484	19,220	4%	521,707	34,598	7%
Base	455,264	—	—	487,109	—	—
-100bp	430,417	(24,847)	(5)%	495,963	8,854	2%
-200bp	442,145	(13,119)	(3)%	548,326	61,217	13%

The change in net portfolio value from December 31, 2021 to June 30, 2022, can be attributed to a couple of factors.  The yield curve has shifted up dramatically compared to the end of the year, and both the volume and mix of assets and funding sources has changed.  The volume of cash and securities have decreased, and the mix has shifted toward loans.  While the loan portfolio increased due to growth, net of PPP loan forgiveness, the market value of loans was nearly unchanged due to market rate increases.  The volume non-maturing deposits has increased, but the market value has decreased.  The volume and mix shifts from the end of the year, along with market rate changes, contributed to a small decrease in the base net portfolio value.  Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.  The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets.  Accordingly, we see an increase in the net portfolio value.  The change in the rates down scenario for both the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2022, were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2022, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	200,608	$23.23	200,608	$462
May 1, 2022 - May 31, 2022	—	$—	—	$462
June 1, 2022 - June 30, 2022	55,352	$21.29	55,352	$12,321,660
Total	255,960	$22.81	255,960	$12,321,660

On August 12, 2021, the Company announced a common share repurchase program, which authorized the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through August 10, 2022.  A total of 574,222 common shares were repurchased under this repurchase program for an aggregate purchase price of $13,499,542.  On May 4, 2022, the Company announced a new common share repurchase program to replace its previous repurchase program.  The new repurchase program authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through May 9, 2023.  As of June 30, 2022 a total of 55,352 common shares had been repurchased for an aggregate purchase price of $1,178,340 under this repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (Unaudited) for the three- and six-months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three-and six-months ended June 30, 2022 and 2021; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three- and six-months ended June 30, 2022 and 2021; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 9, 2022
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	August 9, 2022
Todd A. Michel	Date
Senior Vice President, Controller