Form 10-Q
period 2022-09-30
CIVISTA BANCSHARES, INC.
filed 2022-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 3, 2022—15,727,360 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1.	Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Cash and due from financial institutions	$40,914	$253,459
Restricted cash	-	10,780
Cash and cash equivalents	40,914	264,239
Investments in time deposits	1,479	1,730
Securities available-for-sale	602,046	559,874
Equity securities	2,028	1,072
Loans held for sale	3,491	1,972
Loans, net of allowance of $27,773 and $26,641	2,300,841	1,971,238
Other securities	18,578	17,011
Premises and equipment, net	30,168	22,445
Accrued interest receivable	9,175	7,385
Goodwill	101,652	76,851
Other intangible assets, net	11,554	7,581
Bank owned life insurance	53,291	46,641
Swap assets	18,448	11,072
Deferred taxes	25,118	980
Other assets	22,936	22,814
Total assets	$3,241,719	$3,012,905
LIABILITIES
Deposits
Noninterest-bearing	$944,241	$788,906
Interest-bearing	1,764,012	1,627,795
Total deposits	2,708,253	2,416,701
Short-term Federal Home Loan Bank advances	55,000	—
Securities sold under agreements to repurchase	20,155	25,495
Long-term Federal Home Loan Bank advances	6,723	75,000
Subordinated debentures	103,778	103,735
Swap liabilities	18,448	11,072
Securities purchased payable	2,611	3,524
Tax refunds in process	2,709	549
Accrued expenses and other liabilities	21,440	21,617
Total liabilities	2,939,117	2,657,693
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 18,731,167 shares issued at September 30, 2022 and 17,709,584 shares issued at December 31, 2021, including Treasury shares	299,515	277,741
Retained earnings	146,546	125,558
Treasury shares, 3,495,622 common shares at September 30, 2022 and 2,755,384 common shares at December 31, 2021, at cost	(73,641)	(56,907)
Accumulated other comprehensive income (loss)	(69,818)	8,820
Total shareholders’ equity	302,602	355,212
Total liabilities and shareholders’ equity	$3,241,719	$3,012,905

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$27,176	$22,704	$70,065	$68,140
Taxable securities	2,936	1,423	6,431	3,928
Tax-exempt securities	1,998	1,555	5,669	4,599
Deposits in other banks	423	102	1,098	341
Total interest and dividend income	32,533	25,784	83,263	77,008
Interest expense
Deposits	936	970	2,351	3,366
Federal Home Loan Bank advances	181	194	564	968
Subordinated debentures	975	182	2,701	553
Securities sold under agreements to repurchase and other	2	5	8	19
Total interest expense	2,094	1,351	5,624	4,906
Net interest income	30,439	24,433	77,639	72,102
Provision for loan losses	300	—	1,000	830
Net interest income after provision for loan losses	30,139	24,433	76,639	71,272
Noninterest income
Service charges	1,885	1,519	5,004	4,092
Net gain on sale of securities	4	4	10	1,787
Net gain (loss) on equity securities	(133)	50	(44)	191
Net gain on sale of loans	637	1,612	2,146	6,575
ATM/Interchange fees	1,394	1,330	3,990	3,950
Wealth management fees	1,208	1,236	3,713	3,570
Bank owned life insurance	255	261	732	752
Tax refund processing fees	—	—	2,375	2,375
Swap fees	—	41	—	135
Other	484	373	1,086	1,214
Total noninterest income	5,734	6,426	19,012	24,641
Noninterest expense
Compensation expense	12,484	11,390	36,654	34,578
Net occupancy expense	1,252	985	3,428	3,216
Equipment expense	637	444	1,694	1,340
Contracted data processing	846	429	1,899	1,362
FDIC assessment	170	247	568	829
State franchise tax	629	511	1,848	1,607
Professional services	1,335	776	3,593	2,255
Amortization of intangible assets	456	223	890	668
ATM/Interchange expense	604	594	1,659	1,843
Marketing	372	359	1,069	1,000
Software maintenance expense	942	819	2,440	1,872
Other operating expenses	2,828	2,474	7,450	10,132
Total noninterest expense	22,555	19,251	63,192	60,702
Income before taxes	13,318	11,608	32,459	35,211
Income tax expense	2,206	1,966	5,180	5,647
Net Income	$11,112	$9,642	$27,279	$29,564
Earnings per common share, basic	$0.72	$0.64	$1.82	$1.90
Earnings per common share, diluted	$0.72	$0.64	$1.82	$1.90
Weighted average common shares, basic	15,323,294	15,096,162	14,907,539	15,479,424
Weighted average common shares, diluted	15,323,294	15,096,162	14,907,539	15,479,424

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$11,112	$9,642	$27,279	$29,564
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities	(29,926)	(3,107)	(99,837)	(6,977)
Tax effect	6,300	652	21,043	1,465
Reclassification of gains recognized in net income	(4)	(4)	(10)	(2)
Tax effect	—	—	2	—
Pension liability adjustment	69	81	208	244
Tax effect	(15)	(17)	(44)	(51)
Total other comprehensive loss	(23,576)	(2,395)	(78,638)	(5,321)
Comprehensive income (loss)	$(12,464)	$7,247	$(51,359)	$24,243

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062
Net Income	—	—	11,112	—	—	11,112
Other comprehensive loss	—	—	—	—	(23,576)	(23,576)
Stock-based compensation	—	153	—	—	—	153
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122				21,122
Common stock dividends ($0.14 per share)	—	—	(2,158)	—	—	(2,158)
Purchase of common stock	(286,611)	—	—	(6,113)	—	(6,113)
Balance, September 30, 2022	15,235,545	$299,515	$146,546	$(73,641)	$(69,818)	$302,602

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, June 30, 2021	15,434,592	$277,495	$109,178	$(45,953)	$11,693	$352,413
Net Income	—	—	9,642	—	—	9,642
Other comprehensive loss	—	—	—	—	(2,395)	(2,395)
Stock-based compensation	—	132	—	—	—	132
Common stock dividends ($0.14 per share)	—	—	(2,140)	—	—	(2,140)
Purchase of common stock	(404,620)	—	—	(9,202)	—	(9,202)
Balance, September 30, 2021	15,029,972	$277,627	$116,680	$(55,155)	$9,298	$348,450

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	27,279	—	—	27,279
Other comprehensive loss	—	—	—	—	(78,638)	(78,638)
Stock-based compensation	36,860	652	—	—	—	652
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122				21,122
Common stock dividends ($0.42 per share)	—	—	(6,291)	—	—	(6,291)
Purchase of common stock	(740,238)	—	—	(16,734)	—	(16,734)
Balance, September 30, 2022	15,235,545	$299,515	$146,546	$(73,641)	$(69,818)	$302,602

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net Income	—	—	29,564	—	—	29,564
Other comprehensive loss	—	—	—	—	(5,321)	(5,321)
Stock-based compensation	46,864	588	—	—	—	588
Common stock dividends ($0.38 per share)	—	—	(5,932)	—	—	(5,932)
Purchase of common stock	(914,924)	—	—	(20,557)	—	(20,557)
Balance, September 30, 2021	15,029,972	$277,627	$116,680	$(55,155)	$9,298	$348,450

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$27,421	$34,295
Cash flows used for investing activities:
Maturities, paydowns and calls of investments in time deposits	245	—
Proceeds from sale of time certificates	742	—
Maturities, paydowns and calls of securities, available-for-sale	36,910	41,492
Purchases of securities, available-for-sale	(117,974)	(184,119)
Proceeds from sale of securities available-for-sale	57,322	—
Purchase of other securities	(1,606)	—
Redemption of other securities	1,592	3,526
Purchase of equity securities	(1,000)	—
Sale of equity securities	—	1,785
Net change in loans	(158,909)	54,926
Proceeds from sale of other real estate owned properties	—	118
Proceeds from sale of premises and equipment	—	13
Acquisition, net of cash acquired	(21,870)	—
Premises and equipment purchases	(3,208)	(1,689)
Net cash used for investing activities	(207,756)	(83,948)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(89,983)	(50,000)
Net change in short-term FHLB advances	55,000	—
Increase in deposits	20,358	245,368
Decrease in securities sold under repurchase agreements	(5,340)	(5,583)
Purchase of treasury shares	(16,734)	(20,557)
Common dividends paid	(6,291)	(5,932)
Net cash provided (used) by financing activities	(42,990)	163,296
Increase (decrease) in cash and cash equivalents	(223,325)	113,643
Cash and cash equivalents at beginning of period	264,239	139,522
Cash and cash equivalents at end of period	$40,914	$253,165
Cash paid during the period for:
Interest	$4,969	$4,995
Income taxes	3,737	4,690
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	26
Transfer of premises to held-for-sale	—	73
Change in fair value of swap asset	(7,376)	8,906
Change in fair value of swap liability	7,376	(8,906)
Securities purchased not settled	2,611	3,857
The Company purchased all of the capital stock of Comunibanc Corp. for $46,090 on July 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$340,649
Less: common stock issued	21,122
Cash paid for the capital stock	24,968
Liabilities assumed	$294,559

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations and changes in cash flows for the periods ended September 30, 2022 and 2021 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2021 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery, Henry, Wood and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was to be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update deferred the effective date of ASU 2016-13 for U.S. Securities and Exchange Commission (“SEC”) filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the effect this ASU will have on the Company’s Consolidated Financial Statements. Management has run parallel calculations and is finalizing the methodology for adoption in time for the effective date.

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

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,199	$22	$(5,677)	$60,544
Obligations of states and political subdivisions	344,225	163	(46,581)	297,807
Mortgage-backed securities in government sponsored entities	272,950	17	(29,272)	243,695
Total debt securities	$683,374	$202	$(81,530)	$602,046

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$48,390	$30	$(530)	$47,890
Obligations of states and political subdivisions	281,247	17,696	(107)	298,836
Mortgage-backed securities in government sponsored entities	211,660	2,938	(1,450)	213,148
Total debt securities	$541,297	$20,664	$(2,087)	$559,874

The amortized cost and fair value of securities at September 30, 2022, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$1,500	$1,490
Due after one year through five years	47,323	43,934
Due after five years through ten years	72,996	66,744
Due after ten years	288,605	246,184
Mortgage-backed securities	272,950	243,694
Total securities available-for-sale	$683,374	$602,046

Proceeds from sales of securities available-for-sale, gross realized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sale proceeds	$57,322	$—	$57,322	$1,785
Gross realized gains	—	—	—	1,785
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	4	4	10	2

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $176,667 and $168,345 as of September 30, 2022 and December 31, 2021, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

September 30, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,930	$(880)	$39,122	$(4,797)	$60,052	$(5,677)
Obligations of states and political subdivisions	266,106	(43,065)	8,192	(3,516)	274,298	(46,581)
Mortgage-backed securities in gov’t sponsored entities	159,647	(12,221)	79,790	(17,051)	239,437	(29,272)
Total temporarily impaired	$446,683	$(56,166)	$127,104	$(25,364)	$573,787	$(81,530)

December 31, 2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$41,432	$(473)	$2,014	$(57)	$43,446	$(530)
Obligations of states and political subdivisions	25,797	(107)	—	—	25,797	(107)
Mortgage-backed securities in gov’t sponsored entities	141,327	(1,343)	3,123	(107)	144,450	(1,450)
Total temporarily impaired	$208,556	$(1,923)	$5,137	$(164)	$213,693	$(2,087)

At September 30, 2022, there were a total of 532 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and nine-months ended September 30, 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized on equity securities during the period	$(133)	$50	$(44)	$191
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(133)	$50	$(44)	$191

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2022	December 31, 2021
Commercial & Agriculture	$227,387	$246,502
Commercial Real Estate- Owner Occupied	364,468	295,452
Commercial Real Estate- Non-Owner Occupied	956,169	829,310
Residential Real Estate	531,164	430,060
Real Estate Construction	202,793	157,127
Farm Real Estate	25,636	28,419
Consumer and Other	20,997	11,009
Total loans	2,328,614	1,997,879
Allowance for loan losses	(27,773)	(26,641)
Net loans	$2,300,841	$1,971,238

Included in Commercial & Agriculture loans above are $819 and $43,209 of Paycheck Protection Program (“PPP”) loans as of September 30, 2022 and December 31, 2021, respectively.

Included in total loans above are net deferred loan fees of $1,741 and $2,924 at September 30, 2022 and December 31, 2021, respectively, which included net deferred loan fees from PPP loans of $38 and $1,762 as of September 30, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

In total, we processed over 3,600 PPP loans totaling $399.4 million during 2020 and 2021.  Of the total PPP loans we originated, $398.4 million had been forgiven or paid off as of September 30, 2022.  We recognized $1.7 million of PPP fees in income during the first nine months of 2022, and $38 thousand of unearned PPP fees remained at September 30, 2022.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $27,773 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2022. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three- and nine-months ended September 30, 2022 and 2021.

Allowance for loan losses:

For the three months ended September 30, 2022	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,790	$(22)	$12	$(51)	$2,729
Commercial Real Estate:
Owner Occupied	4,729	—	15	182	4,926
Non-Owner Occupied	14,711	—	16	(300)	14,427
Residential Real Estate	2,859	(39)	64	152	3,036
Real Estate Construction	1,969	—	—	44	2,013
Farm Real Estate	236	—	1	14	251
Consumer and Other	130	(13)	4	21	142
Unallocated	11	—	—	238	249
Total	$27,435	$(74)	$112	$300	$27,773

For the three months ended September 30, 2022, the Company provided $300 to the allowance for loan losses, as compared to a provision of $0 for the three months ended September 30, 2021.  The increase in the provision in the third quarter of 2022, as compared to the third quarter of 2021, reflects the Company’s strong loan growth during the quarter.  Our credit quality metrics remain stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions.  While the direct impact of COVID-19 wains, we remain cautious due to increasing inflationary pressures.  Criticized loans were reduced in the third quarter, primarily loans to borrowers in the hotel industry, due to improved occupancy.  Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, workforce shortages, rising inflationary pressures and the prospects of recession.

During the three months ended September 30, 2022, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in Commercial & Agriculture loan balances during the quarter.  The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to a decrease in risk rated loans and lower loss rates, offset by an increase in general reserves required as a result of an increase in loan balances.  This was represented as a decrease in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances.  This was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2022.

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

For the three months ended September 30, 2021, the Company provided $0 to the allowance for loan losses.  The lack of a provision for the third quarter of 2021 was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.

During the three months ended September 30, 2021, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in non-PPP loan balances.  Commercial & Agriculture loan balances decreased during the quarter mainly as a result of the forgiveness and payoff of PPP loans.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, offset by a decrease in classified loans balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to decreases in classified loan balances and loss rates, offset by an increase in general reserves required as a result of an increase in loan balances.  This was represented as a decrease in the provision.  The allowance for Residential Real Estate loans increased due to an increase in loss rates for this type of loan. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loss rates on substandard classified loan balances, offset by lower loan balances.  This was represented as an increase in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2021.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for loan losses:

For the nine months ended September 30, 2022	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$2,600	$(22)	$16	$135	$2,729
Commercial Real Estate:
Owner Occupied	4,464	—	42	420	4,926
Non-Owner Occupied	13,860	—	68	499	14,427
Residential Real Estate	2,597	(97)	140	396	3,036
Real Estate Construction	1,810	—	—	203	2,013
Farm Real Estate	287	—	5	(41)	251
Consumer and Other	176	(45)	25	(14)	142
Unallocated	847	—	—	(598)	249
Total	$26,641	$(164)	$296	$1,000	$27,773

For the nine months ended September 30, 2022, the Company provided $1,000 to the allowance for loan losses, as compared to a provision of $830 for the nine months ended September 30, 2021.  The increase in provision was due to the strong loan growth during the first nine months of 2022, as compared to the first nine months of 2021.  In addition, the challenges of the international, national, regional and local economic conditions, particularly inflation, have taken greater focus from the prior economic shutdown and restrictions in response to the COVID-19 pandemic.  Despite these concerns our portfolio quality has remained stable overall with decreases in criticized loans.  We continue to be optimistic that asset quality will continue to remain strong despite ongoing headwinds.  While we remain cautious given the impact of inflation on all of our borrowers, we are encouraged by strong loan growth.

During the nine months ended September 30, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, partially offset by a decrease in Commercial & Agriculture loan balances during the first nine months of the year mainly due to the forgiveness or payoff of PPP loans.  The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances.  This was represented as an increase in the provision.  The allowance for Consumer and Other loans decreased due to a decrease in loan balances.  This was represented as a decrease in the provision.  Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at September 30, 2022.

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

For the nine months ended September 30, 2021, the Company provided $830 to the allowance for loan losses.  The decrease in the provision in the first nine months of 2021 as compared to the same period of 2020, was due to the stability of our metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of September 30, 2022 and December 31, 2021.

September 30, 2022	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,729	$2,729
Commercial Real Estate:
Owner Occupied	—	6	4,920	4,926
Non-Owner Occupied	—	—	14,427	14,427
Residential Real Estate	—	1	3,035	3,036
Real Estate Construction	—	—	2,013	2,013
Farm Real Estate	—	—	251	251
Consumer and Other	—	—	142	142
Unallocated	—	—	249	249
Total	$—	$7	$27,766	$27,773
Outstanding loan balances:
Commercial & Agriculture	$809	$343	$226,235	$227,387
Commercial Real Estate:
Owner Occupied	1,770	833	361,865	364,468
Non-Owner Occupied	120	140	955,909	956,169
Residential Real Estate	1,410	586	529,168	531,164
Real Estate Construction	—	—	202,793	202,793
Farm Real Estate	—	—	25,636	25,636
Consumer and Other	1	—	20,996	20,997
Total	$4,110	$1,902	$2,322,602	$2,328,614

December 31, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,600	$2,600
Commercial Real Estate:
Owner Occupied	—	7	4,457	4,464
Non-Owner Occupied	—	—	13,860	13,860
Residential Real Estate	—	11	2,586	2,597
Real Estate Construction	—	—	1,810	1,810
Farm Real Estate	—	—	287	287
Consumer and Other	—	—	176	176
Unallocated	—	—	847	847
Total	$—	$18	$26,623	$26,641
Outstanding loan balances:
Commercial & Agriculture	$—	$—	$246,502	$246,502
Commercial Real Estate:
Owner Occupied	—	187	295,265	295,452
Non-Owner Occupied	—	0	829,310	829,310
Residential Real Estate	290	526	429,244	430,060
Real Estate Construction	—	—	157,127	157,127
Farm Real Estate	—	509	27,910	28,419
Consumer and Other	—	—	11,009	11,009
Total	$290	$1,222	$1,996,367	$1,997,879

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present credit exposures by internally assigned risk grades as of September 30, 2022 and December 31, 2021. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

September 30, 2022	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$212,692	$12,155	$2,540	$—	$227,387
Commercial Real Estate:
Owner Occupied	351,464	9,751	3,253	—	364,468
Non-Owner Occupied	932,606	19,526	4,037	—	956,169
Residential Real Estate	141,827	116	5,506	—	147,449
Real Estate Construction	172,120	—	3	—	172,123
Farm Real Estate	25,197	392	47	—	25,636
Consumer and Other	11,993	—	27	—	12,020
Total	$1,847,899	$41,940	$15,413	$—	$1,905,252

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$244,787	$526	$1,189	$—	$246,502
Commercial Real Estate:
Owner Occupied	290,617	3,119	1,716	—	295,452
Non-Owner Occupied	764,181	28,042	37,087	—	829,310
Residential Real Estate	77,594	164	4,455	—	82,213
Real Estate Construction	136,149	260	5	—	136,414
Farm Real Estate	27,023	205	1,191	—	28,419
Consumer and Other	764	—	20	—	784
Total	$1,541,115	$32,316	$45,663	$—	$1,619,094

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present performing and nonperforming loans based solely on payment activity for the periods ended September 30, 2022 and December 31, 2021 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due and if management determines that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

September 30, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$383,389	$30,670	$8,977	$423,036
Nonperforming	326	—	—	326
Total	$383,715	$30,670	$8,977	$423,362

December 31, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$347,847	$20,713	$10,225	$378,785
Nonperforming	—	—	—	—
Total	$347,847	$20,713	$10,225	$378,785

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2022 and December 31, 2021.

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$423	$2	$694	$1,119	$225,459	$809	$227,387	$—
Commercial Real Estate:
Owner Occupied	24	—	79	103	362,595	1,770	364,468	—
Non-Owner Occupied	—	—	2	2	956,047	120	956,169	—
Residential Real Estate	416	827	1,222	2,465	527,289	1,410	531,164	326
Real Estate Construction	—	—	—	—	202,793	—	202,793	—
Farm Real Estate	—	—	—	—	25,636	—	25,636	—
Consumer and Other	58	63	52	173	20,823	1	20,997	—
Total	$921	$892	$2,049	$3,862	$2,320,642	$4,110	$2,328,614	$326

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$249	$13	$78	$340	$246,162	$—	$246,502	$—
Commercial Real Estate:
Owner Occupied	—	—	106	106	295,346	—	295,452	—
Non-Owner Occupied	—	—	4	4	829,306	—	829,310	—
Residential Real Estate	1,848	879	842	3,569	426,201	290	430,060	—
Real Estate Construction	—	—	—	—	157,127	—	157,127	—
Farm Real Estate	—	—	—	—	28,419	—	28,419	—
Consumer and Other	42	—	9	51	10,958	—	11,009	—
Total	$2,139	$892	$1,039	$4,070	$1,993,519	$290	$1,997,879	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Commercial & Agriculture	$668	$78
Commercial Real Estate:
Owner Occupied	206	334
Non-Owner Occupied	2	4
Residential Real Estate	3,514	3,232
Real Estate Construction	3	5
Farm Real Estate	—	—
Consumer and Other	60	20
Total	$4,453	$3,673

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of September 30, 2022, TDRs accounted for $7 of the allowance for loan losses. As of December 31, 2021, TDRs accounted for $18 of the allowance for loan losses.

There were no loans modified as TDRs during the three- and nine-month periods ended September 30, 2022 or 2021.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three- and nine-month periods ended September 30, 2022 and September 30, 2021, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable, as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Agriculture	$343	$343		$—	$—
Commercial Real Estate:
Owner Occupied	676	676		—	—
Non-Owner Occupied	140	140		—	—
Residential Real Estate	579	604		503	528
Farm Real Estate	—	—		509	509
Total	1,738	1,763		1,012	1,037
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	157	157	$6	187	187	$7
Residential Real Estate	7	11	1	23	27	11
Total	164	168	7	210	214	18
Total:
Commercial & Agriculture	343	343	—	—	—	—
Commercial Real Estate:
Owner Occupied	833	833	6	187	187	7
Non-Owner Occupied	140	140	—	—	—	—
Residential Real Estate	586	615	1	526	555	11
Farm Real Estate	—	—	—	509	509	—
Total	$1,902	$1,931	$7	$1,222	$1,251	$18

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three- and nine-month periods ended September 30, 2022 and 2021.

	September 30, 2022		September 30, 2021
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$172	$—	$—	$—
Commercial Real Estate—Owner Occupied	504	3	252	4
Commercial Real Estate—Non-Owner Occupied	70	—	15	—
Residential Real Estate	503	9	551	8
Farm Real Estate	247	2	557	6
Total	$1,496	$14	$1,375	$18

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2022		September 30, 2021
For the nine months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$86	$—	$19	$—
Commercial Real Estate—Owner Occupied	349	10	449	15
Commercial Real Estate—Non-Owner Occupied	35	—	29	1
Residential Real Estate	516	19	654	24
Farm Real Estate	381	14	584	18
Total	$1,367	$43	$1,735	$58

Changes in the accretable yield for PCI loans were as follows, since acquisition:

	For the Three-Month Period Ended September 30, 2022	For the Three-Month Period Ended September 30, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$216	$224
Acquisition of PCI loans	—	—
Accretion	(7)	(6)
Transfer from non-accretable to accretable	7	—
Balance at end of period	$216	$218

	For the Nine-Month Period Ended September 30, 2022	For the Nine-Month Period Ended September 30, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$217	$225
Acquisition of PCI loans	—	—
Accretion	(27)	(62)
Transfer from non-accretable to accretable	26	55
Balance at end of period	$216	$218

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At September 30, 2022	At December 31, 2021
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$4,952	$512
Carrying amount	4,110	290

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2022 or December 31, 2021.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of September 30, 2022 and December 31, 2021, there were no foreclosed assets included in Other assets. As of September 30, 2022 and December 31, 2021, the Company had initiated formal foreclosure procedures on $488 and $293, respectively, of consumer residential mortgages.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three-month periods ended September 30, 2022 and September 30, 2021.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2022(a)			September 30, 2021(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(40,497)	$(5,745)	$(46,242)	$18,392	$(6,699)	$11,693
Other comprehensive income (loss) before reclassifications	(23,626)	—	(23,626)	(2,455)	—	(2,455)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	54	50	(4)	64	60
Net current-period other comprehensive income (loss)	(23,630)	54	(23,576)	(2,459)	64	(2,395)
Ending balance	$(64,127)	$(5,691)	$(69,818)	$15,933	$(6,635)	$9,298

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended September 30, 2022 and September 30, 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30, 2022	For the Three months ended September 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$4	$4	Net gain on sale of securities
Tax effect	—	—	Income tax expense
	4	4
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(69)	(81)	Other operating expenses
Tax effect	15	17	Income tax expense
	(54)	(64)
Total reclassifications for the period	$(50)	$(60)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the nine-month periods ended September 30, 2022 and September 30, 2021.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2022(a)			September 30, 2021(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619
Other comprehensive loss before reclassifications	(78,794)	—	(78,794)	(5,512)	—	(5,512)
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	164	156	(2)	193	191
Net current-period other comprehensive income (loss)	(78,802)	164	(78,638)	(5,514)	193	(5,321)
Ending balance	$(64,127)	$(5,691)	$(69,818)	$15,933	$(6,635)	$9,298

(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2022 and September 30, 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30, 2022	For the Nine months ended September 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$10	$2	Net gain on sale of securities
Tax effect	(2)	—	Income tax expense
	8	2
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	(208)	(244)	Other operating expenses
Tax effect	44	51	Income tax expense
	(164)	(193)
Total reclassifications for the period	$(156)	$(191)

(a)	Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The carrying amount of goodwill has increased $24,801 since December 31, 2021 as a result of the Comunibanc Corp. acquisition, discussed in Note 18.  The balance of goodwill was $101,652 at September 30, 2022 and $76,851 at December 31, 2021.

Acquired intangible assets, other than goodwill, as of September 30, 2022 and December 31, 2021 were as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,953	$4,478	$8,475	$8,527	$3,588	$4,939
Total amortized intangible assets	$12,953	$4,478	$8,475	$8,527	$3,588	$4,939

Aggregate core deposit intangible amortization expense was $456, and $223, for the three-months ended September 30, 2022 and 2021, respectively, and $890 and $668 for the nine-months ended September 30, 2022 and 2021, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loan Servicing Rights:
Balance at Beginning of Period	$2,664	$2,745	$2,642	$2,246
Additions	91	164	317	562
Additions from acquisition	419	—	419	—
Disposals	—	—	—	—
Amortized to expense	(95)	(144)	(299)	(436)
Other charges	—	—	—	—
Change in valuation allowance	—	(189)	—	204
Balance at End of Period	$3,079	$2,576	$3,079	$2,576

Valuation allowance:
Balance at Beginning of Period	$—	$(189)	$—	$204
Additions expensed	—	189	—	261
Reductions credited to operations	—	—	—	(465)
Direct write-offs	—	—	—	—
Balance at End of Period	$—	$—	$—	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2022	$40	$407	$447
2023	161	1,579	1,740
2024	160	1,488	1,648
2025	160	1,312	1,472
2026	159	1,193	1,352
Thereafter	2,399	2,496	4,895
	$3,079	$8,475	$11,554

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At September 30, 2022		At December 31, 2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$55,000	$—	$—
Interest rate on balance	—	3.02%	—	—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2022	2021	2021	2022	2022	2021	2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$56,000	$—	$—	$—	$56,000	$—	$—
Average balance	—	6,713	—	—	—	2,380	—	—
Average rate paid	—	2.84%	—	—	—	2.75%	—	—

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2022.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2022 and December 31, 2021. All of the repurchase agreements are overnight agreements.

	September 30, 2022	December 31, 2021
Securities pledged for repurchase agreements:
U.S. Treasury securities	$20,155	$16,478
Obligations of U.S. government agencies	—	9,017
Total securities pledged	$20,155	$25,495
Gross amount of recognized liabilities for repurchase agreements	$20,155	$25,495
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities.  Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method.  The Company had no dilutive securities for the three- and nine-months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic
Net income	$11,112	$9,642	$27,279	$29,564
Less allocation of earnings and dividends to participating securities	52	46	123	122
Net income available to common shareholders—basic	$11,060	$9,596	$27,156	$29,442
Weighted average common shares outstanding	15,394,898	15,168,233	14,974,862	15,543,488
Less average participating securities	71,604	72,071	67,323	64,064
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,323,294	15,096,162	14,907,539	15,479,424
Earnings per common share:
Basic	$0.72	$0.64	$1.82	$1.90
Diluted	0.72	0.64	1.82	1.90

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2022 and December 31, 2021:

	Contract Amount
	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$45,738	$544,286	$33,542	$455,777
Overdraft protection	10	62,637	7	54,034
Letters of credit	615	876	615	731
	$46,363	$607,799	$34,164	$510,542

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.60% to 7.25% at September 30, 2022 and from 3.25% to 8.00% at December 31, 2021. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The reserve balance maintained in accordance with such requirements was $0 on September 30, 2022 and December 31, 2021.

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

Net periodic pension cost was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	103	95	310	285
Expected return on plan assets	(144)	(160)	(432)	(480)
Other components	69	81	208	244
Net periodic pension cost	$28	$16	$86	$49

The Company does not expect to make any contribution to its pension plan in 2022. The Company made no contribution to its pension plan in 2021.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 118,536 shares available for future grants under this plan at September 30, 2022.

No options were granted under the 2014 Incentive Plan during the periods ended September 30, 2022 and 2021.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and nine-month periods ended September 30, 2022:

	Three months ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	71,748	$21.88	69,840	$20.14
Granted	—	—	31,774	24.51
Vested	—	—	(27,728)	24.28
Forfeited	—	—	(2,138)	21.99
Nonvested at end of period	71,748	$21.88	71,748	$21.88

The following is a summary of the status of the Company’s outstanding restricted shares as of September 30, 2022:

At September 30, 2022
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
April 10, 2018	1,470	$8	0.25
March 14, 2019	4,034	49	1.25
March 14, 2020	4,304	21	0.25
March 14, 2020	6,951	106	2.25
March 3, 2021	11,359	170	3.25
March 3, 2021	13,692	164	1.25
March 3, 2022	12,914	264	4.25
March 3, 2022	17,024	296	2.25
	71,748	$1,078	2.36

The Company recorded $153 and $132 of share-based compensation expense during the three months ended September 30, 2022 and 2021, respectively.  During the nine months ended September 30, 2022 and 2021, the Company recorded $484 and $392, respectively, of share-based compensation expense.  The Company recorded $168 of director retainer fees for shares granted under the 2014 Incentive Plan during the nine months ended September 30, 2022.  At September 30, 2022, the total compensation cost related to unvested awards not yet recognized was $1,078, which was expected to be recognized over the weighted average remaining life of the grants of 2.36 years.

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at September 30, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$60,544	$—
Obligations of states and political subdivisions	—	297,807	—
Mortgage-backed securities in government sponsored entities	—	243,695	—
Total securities available-for-sale	—	602,046	—
Equity securities	—	2,028	—
Swap asset	—	18,448	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$18,448	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,079

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

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,079	Discounted Cash Flow	Constant Prepayment Rate	5.2% - 18%	7%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 months	24 months
Mortgage Servicing Rights	$2,642	Discounted Cash Flow	Constant Prepayment Rate	8% - 35%	15%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2022 were as follows:

September 30, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$40,914	$40,914	$40,914	$—	$—
Other securities	18,578	18,578	18,578	—	—
Loans, held for sale	3,491	3,561	3,561	—	—
Loans, net of allowance	2,300,841	2,200,018	—	—	2,200,018
Bank owned life insurance	53,291	53,291	53,291	—	—
Accrued interest receivable	9,175	9,175	9,175	—	—
Financial Liabilities:
Nonmaturing deposits	2,436,219	2,436,219	2,436,219	—	—
Time deposits	272,034	270,928	—	—	270,928
Short-term FHLB advances	55,000	55,000	55,000	—	—
Long-term FHLB advances	6,723	6,716	—	—	6,716
Securities sold under agreement to repurchase	20,155	20,155	20,155	—	—
Subordinated debentures	103,778	97,890	—	—	97,890
Accrued interest payable	970	970	970	—	—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements.  The following table reflects the derivatives recorded on the balance sheet:

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$—	$—	$173,491	$11,072
Counterparty positions with financial institutions in an asset position	215,383	18,448	—	—
Total included in other assets		$18,448		$11,072
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$215,383	$18,448	$71,327	$1,628
Counterparty positions with financial institutions in a liability position	—	—	244,818	9,444
Total included in accrued expenses and other liabilities		$18,448		$11,072
Gross notional positions with customers	$215,383		$244,818
Gross notional positions with financial institution counterparties	$215,383		$244,818

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions.  Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	September 30, 2022	September 30, 2021
Interest rate swaps related to customer loans	Other income	$—	$64
Total		$—	$64

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

At September 30, 2022, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. At December 31, 2021, the Company had cash and securities with a fair value of $10,780 and $509, respectively, pledged as collateral.  Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $12,377 and $13,093, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,093 and $5,706 at September 30, 2022 and December 31, 2021, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three months ended September 30, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $239 and $203, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $396 and $339, respectively.   During the nine months ended September 30, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $716 and $608, respectively, offset by tax credits and other benefits from its investment in affordable housing tax credits of $1,181 and $1,015, respectively.  During the three- and nine-month periods ended September 30, 2022 and 2021, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.  Other operating expenses and Income tax expense were reclassified for the three- and nine-month periods of September 30, 2021 to reflect the change to proportional amortization method of accounting of $203 and $608, respectively.

(16) Revenue Recognition

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue associated with financial instruments, including revenue from loans and securities, are outside the scope of ASC 606 and accounted for under other existing GAAP. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges	$1,885	$1,519	$5,004	$4,092
ATM/Interchange fees	1,394	1,330	3,990	3,950
Wealth management fees	1,208	1,236	3,713	3,570
Tax refund processing fees	—	—	2,375	2,375
Other	274	267	574	944
Noninterest Income (in-scope of Topic 606)	4,761	4,352	15,656	14,931
Noninterest Income (out-of-scope of Topic 606)	973	2,074	3,356	9,710
Total Noninterest Income	$5,734	$6,426	$19,012	$24,641

(17) Merger

On July 1, 2022, CBI completed the acquisition by merger of Comunibanc Corp. in a stock and cash transaction for aggregate consideration of approximately $46,090.  As a result of the acquisition, the Company issued 984,723 common shares and paid approximately $24,968 in cash to the former shareholders of Comunibanc Corp. The Company and Comunibanc Corp. had first announced that they had entered into an agreement to merge in January of 2022.  Immediately following the merger, Comunibanc Corp.’s banking subsidiary, The Henry County Bank (HCB), was merged into CBI’s banking subsidiary, Civista Bank.

The assets and liabilities of Comunibanc Corp. were recorded on the Company’s Balance Sheet at their preliminary estimated fair values as of July 1, 2022, the acquisition date, and Comunibanc Corp.’s results of operations have been included in the Company’s Consolidated Statements of Operations since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from Comunibanc Corp on July 1, 2022 represent preliminary estimates. Based on a preliminary purchase price allocation, the Company recorded $24,801 in goodwill and $4,426 in core deposit intangibles, representing the principal change in goodwill and intangibles from December 31, 2021.  None of the purchase price is deductible for tax purposes.

At the time of the merger, Comunibanc Corp had total consolidated assets of $315,083, including $175,500 in loans, and $271,081 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of Comunibanc Corp. and HCB have been included in the Company’s Consolidated Financial Statements since the close of business on July 1, 2022.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of core deposit intangible which is being amortized over the estimated useful life.  The gross carrying amount of the core deposit intangible at September 30, 2022 was $4,426.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

In 2022, the Company has incurred additional third-party acquisition-related costs of $1.9 million.  These expenses are comprised of employee benefits of $16.6 thousand, occupancy and equipment expenses of $51.6 thousand, software expense of $14.0 thousand, consulting and other professional fees of $839.4 thousand, data processing costs of $558.3 thousand and other operating expenses of $373.0 thousand in the Company’s consolidated statement of operations for the nine-month period ended September 30, 2022.

As of September 30, 2022, the current year and estimated future amortization expense for the core deposit intangible is as follows:

Core deposit intangibles
2022	$427
2023	739
2024	684
2025	604
2026	523
Thereafter	1,449
$4,426

The following table presents financial information for the former Comunibanc Corp. included in the Consolidated Statements of Operations from the date of acquisition through September 30, 2022.

Actual From Acquisition Date Through September 30, 2022
(in thousands)
Net interest income after provision for loan losses	$1,638
Noninterest income	158
Net income	426

The following table presents pro forma information for the three- and nine-month periods ended September 30, 2022 and 2021 as if the acquisition of Comunibanc Corp. had occurred on January 1, 2021.  This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.

	Pro Formas		Pro Formas
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net interest income after provision for loan losses	$30,405	$26,891	$82,100	$78,452
Noninterest income	5,734	6,693	19,387	25,486
Net income	11,176	10,100	26,914	31,015
Pro forma earnings per share:
Basic	$0.74	$0.63	$1.80	$1.88
Diluted	$0.74	$0.63	$1.80	$1.88

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Comunibanc Corp.  Core deposit intangibles will be amortized over periods of between ten years using an accelerated method.  Goodwill will not be amortized, but instead will be evaluated for impairment.

Cash paid		$24,968
Common Shares issued (984,723 shares)		21,122
Total		$46,090

Net assets acquired:
Cash and due from financial institutions	$3,098
Securities available for sale	120,399
Time deposits	742
Loans, net	169,202
Other securities	1,553
Premises and equipment	6,073
Accrued interest receivable	670
Core deposit intangible	4,426
Bank owned life insurance	5,918
Other assets	3,767
Noninterest-bearing deposits	(122,642)
Interest-bearing deposits	(148,552)
Other borrowings	(21,706)
Other liabilities	(1,659)
		21,289
Goodwill resulting from Comunibanc Corp. acquisition		$24,801

Loans purchased with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date included information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which included estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of the current assumptions, such as default rates, severity and prepayment speeds.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

At September 30, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$4,421
Carrying amount	3,774

The gross principal due under the contract for acquired receivables not subject to ASC 310-30 is $171.1 million.  The fair value adjustment is $2.1 million and the contractual cash flows not expected to be collected is $5.7 million.

The acquired assets and liabilities were measured at estimated fair values.  Management made certain estimates and exercised judgment in accounting for the acquisition.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amount of goodwill recorded reflects a strategic opportunity to expand into new markets that, while similar to existing markets, are projected to be more vibrant in population growth and business opportunity growth.  The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired.  Additionally, the acquisition will provide exposure to suburbs of larger urban areas without the commitment of operating inside large metropolitan areas dominated by regional and national financial organizations.  The acquisition is also expected to create synergies on the operational side of the Company by allowing noninterest expenses to be spread over a larger operating base.

(18) Subsequent Events

On September 29, 2022, CBI and Civista, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Vision Financial Group, Inc., a Pennsylvania corporation (“VFG”), and Frederick S. Summers, a resident of the State of Florida (“Seller”), pursuant to which Civista agreed to acquire all of the issued and outstanding shares of capital stock of VFG.  VFG is a privately held, independent, full-service equipment leasing and financing company headquartered in Pittsburgh, Pennsylvania.  The acquisition of VFG subsequently closed on October 3, 2022.

Under the terms and conditions of the Purchase Agreement, upon closing, Civista acquired all of the issued and outstanding shares of capital stock of VFG from Seller in exchange for: (i) payment to Seller of cash consideration equal to approximately $28,600 (subject to adjustment based on the Shareholder Equity of VFG at the time of closing); and (ii) issuance to Seller and certain members of VFG management of an aggregate of 150,145 shares of CBI common stock (“CBI Shares”), equal to $5,250 divided by the volume weighted average closing price of a CBI Share on The NASDAQ—Capital Market® for the ten consecutive trading days immediately preceding the closing date.  Approximately $7,900 of outstanding subordinated debt of VFG was also assumed and paid off by Civista in connection with the transaction.  Pursuant to the Purchase Agreement, Seller and certain members of VFG management received an additional amount of contingent consideration in the form of 250,148 restricted CBI Shares with an aggregate value of $5,250.  The restricted shares will be subject to vesting or forfeiture based on agreed upon targets of actual originations of equipment leases and similar financing products offered by VFG in 2023 and 2024.

The Purchase Agreement contains customary representations, warranties and covenants by each of the parties and contains indemnification provisions under which the parties agreed, subject to certain limitations, to indemnify each other against certain liabilities.  At closing, Civista deposited certain portions of the cash consideration with an escrow agent to be held in escrow and made available to satisfy post-closing indemnification claims under the Purchase Agreement. To supplement the indemnification provided by Seller, Civista obtained representation and warranty insurance.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition.  Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this acquisition.  The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the acquisition.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2022 compared to December 31, 2021, and the consolidated results of operations for the three-and nine-month periods ended September 30, 2022, compared to the same periods in 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

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
•

changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic and inflationary pressures;

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

•

risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past, pending and possible future acquisitions; including, without limitation, the recently completed acquisitions of Comunibanc Corp. and VFG;

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

Financial Condition

Total assets of the Company at September 30, 2022 were $3,241,719 compared to $3,012,905 at December 31, 2021, an increase of $228,814, or 7.6%. The increase in total assets was due to the Company’s acquisition by merger of Comunibanc Corp. effective July 1, 2022 and increases in loans of $329,603, accompanied by increases in securities available-for-sale, and other assets of $42,172 and $24,260, respectively, partially offset by a decrease in cash and cash equivalents of $223,325. Total liabilities at September 30, 2022 were $2,939,117 compared to $2,657,693 at December 31, 2021, an increase of $281,424, or 10.6%. The increase in total liabilities was primarily attributable to an increase in total deposit accounts of $291,552, accompanied by an increase in short term FHLB borrowings of $55,000, partially offset by decreases in long term FHLB borrowings of $68,277.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021	$ Change	% Change
Commercial & Agriculture	$227,387	$246,502	$(19,115)	-7.8%
Commercial Real Estate—Owner Occupied	364,468	295,452	69,016	23.4%
Commercial Real Estate—Non-Owner Occupied	956,169	829,310	126,859	15.3%
Residential Real Estate	531,164	430,060	101,104	23.5%
Real Estate Construction	202,793	157,127	45,666	29.1%
Farm Real Estate	25,636	28,419	(2,783)	-9.8%
Consumer and Other	20,997	11,009	9,988	90.7%
Total loans	2,328,614	1,997,879	330,735	16.6%
Allowance for loan losses	(27,773)	(26,641)	(1,132)	4.2%
Net loans	$2,300,841	$1,971,238	$329,603	16.7%

Included in Commercial & Agriculture loans above were $819 of PPP loans as of September 30, 2022 and $43,209 of PPP loans as of December 31, 2021.

Loans held for sale increased $1,519, or 77.0%, since December 31, 2021.  The increase was due to an increase in the average loan balance held for sale.  At September 30, 2022, 19 loans totaling $3,491 were held for sale as compared to 14 loans totaling $1,972 at December 31, 2021.

Net loans have increased $329,603, or 16.7%, since December 31, 2021. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction and Consumer and Other loan portfolios increased $69,016, $126,859, $101,104, $45,666 and $9,988, respectively, since December 31, 2021, while the Commercial & Agriculture and Farm Real Estate loan portfolios decreased $19,115 and $2,783, respectively, since December 31, 2021.  Loans acquired as part of the Comunibanc Corp. acquisition for Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate and Consumer and Other loan portfolios totaled $9,731, $30,680, $45,731, $61,752, $12,394 $2,872 and $11,757, respectively. At September 30, 2022, the net loan to deposit ratio was 85.0% compared to 81.6% at December 31, 2021. The increase in the net loan to deposit ratio is primarily the result of an increase in loans, partially offset by an increase in deposits.

During the first nine months of 2022, provisions made to the allowance for loan losses totaled $1,000, compared to a provision of $830 during the same period in 2021. The increase in provision was due to the strong loan growth during the first nine months of 2022. The challenges of the international, national, regional and local economic conditions, particularly inflation, has taken greater focus from the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. Despite these concerns, our portfolio quality has remained stable overall with decreases in criticized loans.  We continue to be optimistic that asset quality will continue to remain strong despite ongoing headwinds. While we remain cautious given the impact of inflation on all of our borrowers, we are encouraged by strong loan growth.

Net recoveries for the first nine months of 2022 totaled $132, compared to net recoveries of $710 in the first nine months of 2021. For the first nine months of 2022, the Company charged off a total of 14 loans. One Commercial and Agriculture loan totaling $22, five Residential Real Estate loan totaling $97 and eight Consumer and Other loans totaling $45 were charged off in the first nine months of the year. In addition, during the first nine months of 2022, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $16, Commercial Real Estate – Owner Occupied loans of $42, Commercial Real Estate – Non-Owner Occupied loans of $68, Residential Real Estate loans of $140, Farm Real Estate loans of $5 and Consumer and Other loans of $25. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans increased by $1,106 since December 31, 2021, which was due to a $780 increase in loans on nonaccrual status and an increase in loans past due 90 days and accruing of $326. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each impaired Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as impaired when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for loan losses as a percent of total loans was 1.19% at September 30, 2022 and 1.33% at December 31, 2021.

The available-for-sale security portfolio increased by $42,172, from $559,874 at December 31, 2021 to $602,046 at September 30, 2022.  Securities acquired as part of the acquisition of Comunibanc Corp. totaled $120,399 and $57,322 were sold immediately after the merger.  Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2022, the Company was in compliance with all pledging requirements.

Premises and equipment, net, increased $7,723 from December 31, 2021 to September 30, 2022. The increase is the result of new purchases of $3,208, offset by depreciation of $1,558.  Premises and equipment, net, acquired from the acquisition of Comunibanc Corp. totaled $6,073.

Goodwill increased by $24,801, from $76,851 at December 31, 2021 to $101,652 at September 30, 2022.  The increase is due to the goodwill created from the acquisition of Comunibanc Corp.  Other intangible assets increased $3,973 from year-end 2021.  The increase includes $4,426 of core deposit intangibles and $419 of mortgage servicing rights from the acquisition of Comunibanc Corp.

Bank owned life insurance (BOLI) increased $6,650 from December 31, 2021 to September 30, 2022. BOLI acquired from the merger with Comunibanc Corp. totaled $5,918.  The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $7,376 from December 31, 2021 to September 30, 2022.  The increase is primarily the result of an increase in market value.

Deferred taxes available-for-sale securities increased $24,138 from December 31, 2021 to September 30, 2022.  The increase is the result of an increase in deferred taxes - securities of $21,044.

Total deposits as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand	$944,241	$788,906	$155,335	19.7%
Interest-bearing demand	560,594	537,510	23,084	4.3%
Savings and money market	931,393	843,837	87,556	10.4%
Time deposits	272,025	246,448	25,577	10.4%
Total Deposits	$2,708,253	$2,416,701	$291,552	12.1%

Total deposits at September 30, 2022 increased $291,552 from year-end 2021. Noninterest-bearing deposits increased $155,335 from year-end 2021, while interest-bearing deposits, including savings and time deposits, increased $136,217 from December 31, 2021. Noninterest-bearing deposits acquired in the acquisition of Comunibanc Corp. totaled $65,491, while interest-bearing deposits, including savings and time deposits totaled $185,332.  The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $60,070. In addition, demand deposit and public fund demand deposit accounts increased $19,672 and $10,212, respectively.  Noninterest-bearing deposits acquired from Comunibanc Corp. totaled $65,491 at September 30, 2022.  The increase in interest-bearing deposits was primarily due to increases in personal interest-bearing demand and public fund interest-bearing demand accounts of $8,044 and $11,782, respectively, accompanied by decreases in business interest-bearing demand and JUMBO NOW accounts of $30,951 and $9,523, respectively.  Interest-bearing demand deposits acquired from Comunibanc Corp. totaled $41,376 at September 30, 2022.  Statement savings, business money market savings and public fund money market savings accounts increased by $25,012, $5,376 and $1,669, respectively, accompanied by a decrease in brokered money market savings accounts of $16,997. Savings and money market deposits

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

acquired from Comunibanc Corp. totaled $87,641 at September 30, 2022.  Time certificates over $250, time certificates and Jumbo time certificates decreased $7,767, $11,365 and $9,676, respectively.  Time deposits acquired from Comunibanc Corp. totaled $56,315 at September 30, 2022.  The year-to-date average balance of total deposits increased $93,652, compared to the average balance for the same period in 2021, mainly due to increases in the average balances of interest-bearing demand and savings and money markets accounts of $47,234 and $46,890, respectively.  In addition, the average balance of time deposits decreased $19,909 as compared to the same period in 2021.

FHLB advances decreased $13,277 from December 31, 2021 to September 30, 2022.  The decrease is due to the repayment of an FHLB advance in the amount of $75,000.  This advance had terms of one hundred twenty months with a fixed rate of 1.03% and was puttable.  The advance was not replaced.  Long-term advances acquired in the acquisition of Comunibanc Corp. totaled $21,706, of which $14,983 has been paid down.  The Company had $55,000 in overnight funds with FHLB as of September 30, 2022.

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $5,340 from December 31, 2021 to September 30, 2022.

Securities purchased payable decreased $913 from December 31, 2021 to September 30, 2022.  The decrease is primarily the result of a decrease in accounts payable related to securities purchased but not yet funded of $913.

Tax refunds in process increased $2,160 from December 31, 2021 to September 30, 2022.  The increase is primarily the result of an increase in a clearing account related to our tax refund processing program of $2,160.

Shareholders’ equity at September 30, 2022 was $302,602, or 9.3% of total assets, compared to $355,212, or 11.8% of total assets, at December 31, 2021. The decrease was the result of a decrease in the fair value of securities available-for-sale, net of tax, of $78,802, dividends on common shares of $6,291 and the purchase of treasury shares of $16,734, offset by net income of $27,279 and a decrease in the Company’s pension liability, net of tax, of $164.

Total outstanding common shares at September 30, 2022 were 15,235,545, which increased from 14,954,200 common shares outstanding at December 31, 2021. Common shares outstanding increased due to the issuance of 984,723 common shares to former shareholders of Comunibanc Corp. in connection with the acquisition of Comunibanc Corp. effective July 1, 2022.   Additionally, common share outstanding was impacted by 740,238 common shares being repurchased by the Company at an average repurchase price of $22.61.  The Company repurchased 341,963 common shares pursuant to a stock repurchase program announced on May 4, 2022 and 392,847 common shares pursuant to a stock repurchase program announced on August 12, 2021.  The repurchase program publicly announced on May 4, 2022 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until May 9, 2023.  The repurchase plan publicly announced on August 12, 2021 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until August 10, 2022.  An additional 5,428 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 2,138 restricted common shares were forfeited.  The repurchase of common shares was offset by the grant of 31,774 restricted common shares to certain officers under the Company’s 2014 Incentive Plan.  In addition, 7,224 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

Three Months Ended September 30, 2022 and 2021

The Company had net income of $11,112 for the three months ended September 30, 2022, an increase of $1,470 from net income of $9,642 for the same three months of 2021. Basic earnings per common share were $0.72 for the quarter ended September 30, 2022, compared to $0.64 for the same period in 2021. Diluted earnings per common share were $0.72 for the quarter ended September 30, 2022, compared to $0.64 for the same period in 2021. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2022 was $30,439, an increase of $6,006 from $24,433 for the same three months of 2021. This increase is the result of an increase of $6,749 in total interest income, offset by an increase of $743 in interest expense. Interest-earning assets averaged $3,002,256 during the three months ended September 30, 2022, an increase of $254,806 from $2,747,450 for the same period of 2021.  The Company’s average interest-bearing liabilities increased from $1,716,512 during the three months ended September 30, 2021 to $1,893,092 during the three months ended September 30, 2022.  The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2022 and 2021 was 4.03% and 3.62%, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest income was $32,533 for the three months ended September 30, 2022, an increase of $6,749 from $25,784 of total interest income for the same period in 2021.  The increase in interest income is attributable to increases in interest and fees on loans and interest income on taxable and tax-exempt securities of $4,472, $1,513, and $443, respectively. Interest on loans increased $4,472 to $27,176 for the three months ended September 30, 2022, as compared to $22,704 for the same period in 2021.  The average balance of loans increased by $278,923, or 13.9% to $2,289,588 for the three months ended September 30, 2022 as compared to $2,010,665 for the same period in 2021.  The loan yield increased to 4.71% for the three months ended September 30, 2022, from 4.48% for the same period in 2021.

Interest on taxable securities increased $1,513 to $2,936 for the three months ended September 30, 2022, compared to $1,423 for the same period in 2021.  The average balance of taxable securities increased $89,942 to $354,597 for the three months ended September 30, 2022, as compared to $264,655 for the same period in 2021.  The yield on taxable securities increased 88 basis points to 3.06% for 2022, compared to 2.18% for 2021.  Interest on tax-exempt securities increased $443 to $1,998 for the three months ended September 30, 2022, compared to $1,555 for the same period in 2021.  The average balance of tax-exempt securities increased $50,340 to $268,327 for the three months ended September 30, 2022, as compared to $217,987 for the same period in 2021.  The yield on tax-exempt securities decreased 44 basis points to 3.47% for 2022, compared to 3.91% for 2021 due to the impact of lower interest rates in 2022 as compared to the same period of 2021.

Interest expense increased $743, or 55.0%, to $2,094 for the three months ended September 30, 2022, compared with $1,351 for the same period in 2021.  The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, accompanied by increases in rates.  For the three months ended September 30, 2022, the average balance of interest-bearing liabilities increased $176,580 to $1,893,092, as compared to $1,716,512 for the same period in 2021.  Interest incurred on deposits decreased by $34 to $936 for the three months ended September 30, 2022, compared to $970 for the same period in 2021.  Although the average balance of interest-bearing deposits increased by $149,936 for the three months ended September 30, 2022, as compared to the same period in 2021, deposit expense decreased due to a decrease in the rate paid on time deposits from 1.03% in 2021 to 0.79% in 2022.  Interest expense incurred on FHLB advances decreased 6.7% from 2021.  The average balance on FHLB balances decreased $42,951 for the three months ended September 30, 2022, as compared to the same period in 2021, as a result of the repayment of a long-term advance.  Interest expense incurred on subordinated debentures increased $793, to $975 for the three months ended September 30, 2022, compared to $182 for the same period in 2021.  For the three months ended September 30, 2022, the average balance of subordinated debentures increased $73,402 to $103,751, as compared to $30,349 for the same period in 2021.  During the fourth quarter of 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2022 and 2021. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2022			2021
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,289,588	$27,176	4.71%	$2,010,665	$22,704	4.48%
Taxable securities	354,597	2,936	3.06%	264,655	1,423	2.18%
Tax-exempt securities	268,327	1,998	3.47%	217,987	1,555	3.91%
Interest-bearing deposits in other banks	89,744	423	1.87%	254,143	102	0.16%
Total interest-earning assets	$3,002,256	$32,533	4.30%	$2,747,450	$25,784	3.82%
Noninterest-earning assets:
Cash and due from financial institutions	58,581			33,803
Premises and equipment, net	28,633			22,845
Accrued interest receivable	8,907			7,417
Intangible assets	84,265			84,949
Other assets	48,013			39,111
Bank owned life insurance	53,131			46,557
Less allowance for loan losses	(27,546)			(26,683)
Total Assets	$3,256,240			$2,955,449
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,457,112	$379	0.10%	$1,331,032	$302	0.09%
Time	280,903	557	0.79%	257,047	668	1.03%
Short-term FHLB advances	6,713	48	2.08%	-	—	0.00%
Long-term FHLB advances	25,336	133	2.84%	75,000	194	1.03%
Subordinated debentures	103,751	975	3.73%	30,349	182	2.45%
Repurchase Agreements	19,277	2	0.04%	23,084	5	0.09%
Total interest-bearing liabilities	$1,893,092	$2,094	0.44%	$1,716,512	$1,351	0.31%
Noninterest-bearing deposits	980,999			849,501
Other liabilities	77,015			40,466
Shareholders’ Equity	305,134			348,970
Total Liabilities and Shareholders’ Equity	$3,256,240			$2,955,449
Net interest income and interest rate spread		$30,439	3.86%		$24,433	3.51%
Net interest margin			4.03%			3.62%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $532 and $414 for the periods ended September 30, 2022 and 2021, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2022 and 2021.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,267	$1,205	$4,472
Taxable securities	819	694	1,513
Tax-exempt securities	633	(190)	443
Interest-bearing deposits in other banks	(106)	427	321
Total interest income	$4,613	$2,136	$6,749
Interest expense:
Demand and savings	$30	$47	$77
Time	58	(169)	(111)
Short-term FHLB advances	48	—	48
Long-term FHLB advances	(180)	119	(61)
Subordinated debentures	642	151	793
Repurchase agreements	(1)	(2)	(3)
Total interest expense	$597	$146	$743
Net interest income	$4,016	$1,990	$6,006

(1)

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $300 and $0 during the quarters ended September 30, 2022 and 2021, respectively. The increase in the provision in the third quarter of 2022 reflects the Company’s strong loan growth during the quarter. Our credit quality metrics remain stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions. While the direct impact of COVID-19 wains, we remain cautious due to increasing inflationary pressures.  Criticized loans were reduced in the third quarter, primarily loans to borrowers in the hotel industry due to improved occupancy. Economic impacts related to the COVID-19 pandemic have improved somewhat, but continued concerns linger due to the disruption of supply chains, workforce shortages, rising inflationary pressures and the prospects of recession.

Noninterest income for the three-month periods ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
	2022	2021	$ Change	% Change
Service charges	$1,885	$1,519	$366	24.1%
Net gain on sale of securities	4	4	—	0.0%
Net gain (loss) on equity securities	(133)	50	(183)	-366.0%
Net gain on sale of loans	637	1,612	(975)	-60.5%
ATM/Interchange fees	1,394	1,330	64	4.8%
Wealth management fees	1,208	1,236	(28)	-2.3%
Bank owned life insurance	255	261	(6)	-2.3%
Swap fees	—	41	(41)	-100.0%
Other	484	373	111	29.8%
Total noninterest income	$5,734	$6,426	$(692)	-10.8%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended September 30, 2022 was $5,734, a decrease of $692, or 10.8%, from $6,426 for the same period of 2021. The decrease was primarily due to decreases in net gain (loss) on equity securities, net gain on sale of loans and swap fees, offset by increases in service charges and other income.  Net gain (loss) on equity securities decreased as a result of market value decreases.  Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold.  During the three-months ended September 30, 2022, 117 loans were sold, totaling $33,929.  During the three-months ended September 30, 2021, 303 loans were sold, totaling $56,887. Swap fees decreased due to the volume of swaps performed during the quarter ended September 30, 2022 as compared to the same period of 2021.  Service charges increased due to higher service charges of $196 and overdraft fees of $130.  Other income increased as result of an increase in servicing fee income.

Noninterest expense for the three-month periods ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
	2022	2021	$ Change	% Change
Compensation expense	$12,484	$11,390	$1,094	9.6%
Net occupancy expense	1,252	985	267	27.1%
Equipment expense	637	444	193	43.5%
Contracted data processing	846	429	417	97.2%
FDIC assessment	170	247	(77)	-31.2%
State franchise tax	629	511	118	23.1%
Professional services	1,335	776	559	72.0%
Amortization of intangible assets	456	223	233	104.5%
ATM/Interchange expense	604	594	10	1.7%
Marketing	372	359	13	3.6%
Software maintenance expense	942	819	123	15.0%
Other	2,828	2,474	354	14.3%
Total noninterest expense	$22,555	$19,251	$3,304	17.2%

Noninterest expense for the three months ended September 30, 2022 was $22,555, an increase of $3,304, or 17.2%, from $19,251 reported for the same period of 2021. The primary reasons for the increase were increases in compensation expense, net occupancy, equipment expense, contracted data processing expense, state franchise tax, professional services, amortization expense, software maintenance expense and other operating expense, offset by a decrease in FDIC assessment. The increase in compensation expense was mainly due to the acquisition of Comunibanc Corp.  The increase in occupancy expense is due to increases in utilities and ground maintenance.  Equipment expense increased due to increases in computer, security and office equipment purchases of $101.  Contracted data processing fees increased due to the payment of deconversion fees related to the merger with Comunibanc Corp. of $349.  The quarter-over-quarter decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.  The increase in state franchise tax expense was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax.  Professional services increased due to acquisition and merger related legal, accounting and tax professional fees of $430, accompanied by increases in recruitment fees and increased call volumes at the Company’s call center. The increase in amortization of intangible assets is related to the merger with Comunibanc Corp. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The increase in other operating expense is primarily due to merger related expenses of $116 and travel, lodging and meals of $64.

Income tax expense for the three months ended September 30, 2022 totaled $2,206, up $240 compared to the same period in 2021. The effective tax rates for the three-month periods ended September 30, 2022 and 2021 were 16.7% and 16.9%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Nine Months Ended September 30, 2022 and 2021

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company had net income of $27,279 for the nine months ended September 30, 2022, a decrease of $2,285 from net income of $29,564 for the same nine months of 2021. Basic earnings per common share were $1.82 for the period ended September 30, 2022, compared to $1.90 for the same period in 2021. Diluted earnings per common share were $1.82 for the period ended September 30, 2022, compared to $1.90 for the same period in 2021. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2022 was $77,639, an increase of $5,537 from $72,102 in the same nine months of 2021. This increase is the result of an increase of $6,255 in total interest income, partially offset by an increase of $718 in interest expense.  Interest-earning assets averaged $2,895,090 during the nine months ended September 30, 2022, an increase of $52,628 from $2,842,462 for the same period of 2021.  The Company’s average interest-bearing liabilities increased from $1,724,858 for the first nine months of 2021 to $1,850,724 for the same period in 2022.  The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2022 and 2021 was 3.62% and 3.48%, respectively.

Total interest income increased $6,255 to $83,263 for the period ended September 30, 2022.  This change was the result of increases in the average balance of interest-earning assets, accompanied by higher yields on the portfolio.  The average balance of loans increased by $66,278, or 3.2%, to $2,111,019 for the period ended September 30, 2022, as compared to $2,044,741 for the period ended September 30, 2021.  The loan yield decreased to 4.44% for 2022, from 4.46% in 2021.

Interest on taxable securities increased $2,503 to $6,431 for the period ended September 30, 2022, compared to $3,928 for the same period in 2021.  The average balance of taxable securities increased $107,283 to $322,262 for the period ended September 30, 2022, as compared to $214,979 for the period ended September 30, 2021.  The yield on taxable securities increased 2 basis points to 2.53% for 2022, compared to 2.51% for 2021.  Interest on tax-exempt securities increased $1,070 to $5,669 for the period ended September 30, 2022, compared to $4,599 for the same period in 2021.  The average balance of tax-exempt securities increased $51,252 to $262,790 for the period ended September 30, 2022, as compared to $211,538 for the period ended September 30, 2021.  The yield on tax-exempt securities decreased 47 basis points to 3.55% for 2022, compared to 4.02% for 2021.

Interest on interest-bearing deposits in other banks increased $757 to $1,098 for the period ended September 30, 2022, compared to $341 for the same period in 2021.  The average balance of interest-bearing deposits in other banks decreased $172,185 to $199,019 for the period ended September 30, 2022, as compared to $371,204 for the period ended September 30, 2021.  The yield on interest-bearing deposits in other banks increased 62 basis points to 0.74% for 2022, compared to 0.12% for 2021.

Interest expense increased $718, or 14.6%, to $5,624 for the period ended September 30, 2022, compared with $4,906 for the same period in 2021.  The change in interest expense can be attributed to an increase in rate, accompanied by an increase in the average balance of interest-bearing liabilities.  For the period ended September 30, 2022, the average balance of interest-bearing liabilities increased $125,866 to $1,850,724, as compared to $1,724,858 for the period ended September 30, 2021.  Interest incurred on deposits decreased by $1,015 to $2,351 for the period ended September 30, 2022, compared to $3,366 for the same period in 2021. Although the average balance of interest-bearing deposits increased by $97,088 for the period ended September 30, 2022, as compared to the same period in 2021, deposit expense decreased due to a decrease in the rate paid on demand and savings accounts from 0.10% in 2021 to 0.08% in 2022.  The rate paid on time deposits decreased from 1.18% in 2021 to 0.80% in 2022.  Interest expense incurred on FHLB advances and subordinated debentures increased 114.7% from 2021.  The average balance on FHLB balances decreased $39,815 as a result of the repayment of a long-term advance for the period ended September 30, 2022, as compared to the same period in 2021, while the rate paid decreased 11 basis points.  In addition, the average balance of subordinated debentures increased $73,377 to $103,726, as compared to $30,349 for the same period in 2021.  During the fourth quarter of 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.  The rate paid on subordinated debentures increased 97 basis points for the period ended September 30, 2022, as compared to the same period in 2021.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2022 and 2021. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2022			2021
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,111,019	$70,065	4.44%	$2,044,741	$68,140	4.46%
Taxable securities	322,262	6,431	2.53%	214,979	3,928	2.51%
Tax-exempt securities	262,790	5,669	3.55%	211,538	4,599	4.02%
Interest-bearing deposits in other banks	199,019	1,098	0.74%	371,204	341	0.12%
Total interest-earning assets	$2,895,090	$83,263	3.88%	$2,842,462	$77,008	3.71%
Noninterest-earning assets:
Cash and due from financial institutions	108,220			37,763
Premises and equipment, net	24,429			22,578
Accrued interest receivable	8,025			8,146
Intangible assets	84,268			84,817
Other assets	44,077			38,426
Bank owned life insurance	48,965			46,310
Less allowance for loan losses	(27,168)			(26,288)
Total Assets	$3,185,906			$3,054,214
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,414,215	$860	0.08%	$1,297,217	$979	0.10%
Time	250,230	1,491	0.80%	270,139	2,387	1.18%
Short-term FHLB advance	2,380	49	2.75%	—	—	—
Long-term FHLB advance	58,263	515	1.18%	100,458	968	1.29%
Subordinated debentures	103,726	2,701	3.48%	30,349	553	2.51%
Repurchase Agreements	21,910	8	0.05%	26,695	19	0.10%
Total interest-bearing liabilities	$1,850,724	$5,624	0.41%	$1,724,858	$4,906	0.38%
Noninterest-bearing deposits	936,686			940,123
Other liabilities	76,748			39,952
Shareholders’ Equity	321,748			349,281
Total Liabilities and Shareholders’ Equity	$3,185,906			$3,054,214
Net interest income and interest rate spread		$77,639	3.47%		$72,102	3.33%
Net interest margin			3.62%			3.48%

*—Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, included in the yields above, was $1,508 and $1,228 for the periods ended September 30, 2022 and 2021, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2022 and 2021. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,201	$(276)	$1,925
Taxable securities	2,470	33	2,503
Tax-exempt securities	1,657	(587)	1,070
Interest-bearing deposits in other banks	(225)	982	757
Total interest income	$6,103	$152	$6,255
Interest expense:
Demand and savings	$83	$(202)	$(119)
Time	(165)	(731)	(896)
Short-term FHLB advance	49	—	49
Long-term FHLB advance	(378)	(75)	(453)
Subordinated debentures	1,824	324	2,148
Repurchase agreements	(3)	(8)	(11)
Total interest expense	$1,410	$(692)	$718
Net interest income	$4,693	$844	$5,537

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses.  Provisions for loan losses totaled $1,000 and $830 during the periods ended September 30, 2022 and 2021, respectively. The increase in provision was due to the strong loan growth during the first nine months of 2022. The challenges of the international, national, regional and local economic conditions, particularly inflation, has taken greater focus from the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. Despite these concerns, our portfolio quality has remained stable overall with decreases in criticized loans.  We continue to be optimistic that asset quality will continue to remain strong despite ongoing headwinds. While we remain cautious given the impact of inflation on all of our borrowers, we are encouraged by strong loan growth.

Noninterest income for the nine-month periods ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Service charges	$5,004	$4,092	$912	22.3%
Net gain on sale of securities	10	1,787	(1,777)	-99.4%
Net gain (loss) on equity securities	(44)	191	(235)	-123.0%
Net gain on sale of loans	2,146	6,575	(4,429)	-67.4%
ATM/Interchange fees	3,990	3,950	40	1.0%
Wealth management fees	3,713	3,570	143	4.0%
Bank owned life insurance	732	752	(20)	-2.7%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	—	135	(135)	-100.0%
Other	1,086	1,214	(128)	-10.5%
Total noninterest income	$19,012	$24,641	$(5,629)	-22.8%

Noninterest income for the nine months ended September 30, 2022 was $19,012, a decrease of $5,629, or 22.8%, from $24,641 for the same period of 2021. The decrease was primary due to decreases in net gain on the sale of securities of $1,777, net gain (loss) on equity securities of $235, net gain on sale of loans of $4,429, swap fees of $135 and other income of $1289, which was offset by an increase in service charges of $912.  Net gain on sale of securities decreased due to the sale of Visa Class B shares in 2021.  Net gain (loss) on equity securities decreased as a result of market value decreases.  Net gain on sale of

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

loans decreased primarily as a result of a decrease in volume of loans sold.  During the nine-months ended September 30, 2022, 571 loans were sold, totaling $107,587.  During the nine-months ended September 30, 2021, 1,055 loans were sold, totaling $204,728.  Swap fees decreased due to the volume of swaps performed during the nine-months ended September 30, 2022, as compared to the same period of 2021.  Other income decreased as result of an increase in insurance loss reserves from the Company’s reinsurance subsidiary.  Service charges increased due to an increase in service charges and overdraft fees of $336 and $576, respectively.

Tax refund processing fees were $2,375 for each of the nine months ended September 30, 2022 and 2021.  These fees are received for processing state and federal income tax refund payments for customers of third-party income tax preparation vendors.  This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the nine-month periods ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Compensation expense	$36,654	$34,578	$2,076	6.0%
Net occupancy expense	3,428	3,216	212	6.6%
Equipment expense	1,694	1,340	354	26.4%
Contracted data processing	1,899	1,362	537	39.4%
FDIC assessment	568	829	(261)	-31.5%
State franchise tax	1,848	1,607	241	15.0%
Professional services	3,593	2,255	1,338	59.3%
Amortization of intangible assets	890	668	222	33.2%
ATM/Interchange expense	1,659	1,843	(184)	-10.0%
Marketing	1,069	1,000	69	6.9%
Software maintenance expense	2,440	1,872	568	30.3%
Other operating expenses	7,450	10,132	(2,682)	-26.5%
Total noninterest expense	$63,192	$60,702	$2,490	4.1%

Noninterest expense for the nine months ended September 30, 2022 was $63,192, an increase of $2,490, or 4.1%, from $60,702 reported for the same period of 2021. The primary reasons for the increase were increases in compensation expenses of $2,076, equipment expense of $354, contracted data processing of $537, state franchise tax of $241, professional services of $1,338, amortization of intangible assets of $222 and software maintenance expense of $568, offset by decreases in FDIC assessments of $261, ATM/Interchange expense of $184 and other operating expenses of $2,682.  The increase in compensation expense was due to increased payroll, 401k expenses, payroll taxes and commission and incentive based costs and the acquisition by merger of Comunibanc Corp.  Payroll and payroll related expenses increased due to annual pay increases.  Equipment expense increased due to an increase in computer and security equipment purchases of $202 and reimbursement of COVID-19 expenses of $12 in 2021.  Contracted data processing fees increased due to merger related system deconversion fees of $564, offset by a decrease in computer processing fees.  The decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista.  The increase in state franchise tax expense was attributable to an increase in equity capital, which is the basis of the Ohio Financial Institutions tax, offset by the payment of $172 of additional taxes in 2021 as a result of findings from a State of Ohio audit.  Professional services increased due to merger related legal, accounting and tax professional fees, accompanied by increases in recruitment fees and increased call volumes at the Company’s call center. The decrease in ATM/Interchange expense is the result of a decrease in billings from Mastercard in 2022 and lower processing fees.  The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking.  The decrease in other operating expense is primarily due to the prepayment expense of $3,717 related to the early payoff of an FHLB long-term advance, offset by a credit to the valuation adjustment for mortgage servicing rights and increases in travel, lodging and meals, stationery and supplies and bad check expense.

Income tax expense for the nine months ended September 30, 2022 totaled $5,180, down $467 compared to the same period in 2021. The effective tax rates for the nine-month periods ended September 30, 2022 and 2021 were 16.0% and 16.0%, respectively.  The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $302,602 at September 30, 2022, compared to $355,212 at December 31, 2021. Shareholders’ equity decreased during the first nine months of 2022 as a result of a decrease in fair value of securities available-for-sale, net of tax, of $78,802, dividends on common stock of $6,291 and the Company’s repurchase of common shares during the period, which totaled $16,734, offset by net income of $27,279 and a $164 net decrease in the Company’s pension liability.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2022 and December 31, 2021 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2022	15.6%	11.6%	10.5%	9.3%
Company Ratios—December 31, 2021	19.2%	14.3%	12.9%	10.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $1,490, or 0.3% of the total security portfolio at September 30, 2022. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $27,421 and $34,295 for the nine months ended September 30, 2022 and 2021, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale.  Net cash used by investing activities was $207,756 and $83,948 for the nine months ended September 30, 2022 and 2021, respectively, principally reflecting our loan and investment security activities.  Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $42,990 and $163,296 for the nine months ended September 30, 2022 and 2021, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2022, Civista had total credit availability with the FHLB of $753,521 with standby letters of credit totaling $110,900 and a remaining borrowing capacity of approximately $580,827. In addition, CBI maintains a credit line with a third party lender totaling $10,000.  No borrowings were outstanding by CBI under this credit line as of September 30, 2022.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2021 and September 30, 2022, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at September 30, 2022 and December 31, 2021.

The Company had derivative financial instruments as of December 31, 2021 and September 30, 2022. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	September 30, 2022			December 31, 2021
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	536,144	27,071	5%	531,385	44,276	9%
+100bp	525,656	16,583	3%	521,707	34,598	7%
Base	509,073	—	—	487,109	—	—
-100bp	498,583	(10,490)	(2)%	495,963	8,854	2%
-200bp	483,999	(25,074)	(5)%	548,326	61,217	13%

The change in net portfolio value from December 31, 2021 to September 30, 2022, can be attributed to a couple of factors.  The yield curve has risen and inverted compared to the end of the year, and both the volume and mix of assets and funding sources has changed. The volume of cash has decreased, and the mix has shifted toward loans. While the loan portfolio increased due to growth and acquisition, the market value of loans has decreased due to market rate increases. The volume non-maturing deposits has increased due to acquisition, but the market value has decreased. The volume and mix shifts from the end of the year, along with market rate changes, contributed to a small decrease in the base net portfolio value, which partially offset the increase due to acquisition. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets. Accordingly, we see an increase in the net portfolio value. The change in the rates down scenario for both the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2022, were effective.

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

In the ordinary course of their respective businesses, CBI or Civista or their respective properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CBI or Civista.

Item 1A.	Risk Factors

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2022, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	91,245	$21.40	91,245	$10,369,055
August 1, 2022 - August 31, 2022	57,182	$21.71	57,182	$9,127,902
September 1, 2022 - September 30, 2022	138,184	$21.13	138,184	$6,208,107
Total	286,611	$21.33	286,611	$6,208,107

On May 4, 2022, the Company announced a new common share repurchase program to replace its previous repurchase program.  The new repurchase program authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through May 9, 2023.  As of September 30, 2022 a total of 341,963 common shares had been repurchased for an aggregate purchase price of $7,291,893 under this repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6.	Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated January 10, 2022 by and between Civista Bancshares, Inc. and Comunibanc Corp.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on January 10, 2022 and incorporated herein by reference. (File No. 001-36192)
2.2	Stock Purchase Agreement, dated as of September 29, 2022, by and among Civista Bancshares, Inc., Civista Bank, Vision Financial Group, Inc. and Frederick Summers	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference. (File No. 001-36192)

3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018.	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K, filed on November 16, 2018 and incorporated herein by reference. (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (Unaudited) for the three- and nine-months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three-and nine-months ended September 30, 2022 and 2021; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three- and nine-months ended September 30, 2022 and 2021; (v)  Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 9, 2022
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	November 9, 2022
Todd A. Michel	Date
Senior Vice President, Controller