Form 10-K
period 2022-12-31
CIVISTA BANCSHARES, INC.
filed 2023-03-15
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2022 was $296,180,043. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 21, 2023, there were 15,722,614 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders to be held on April 18, 2023 (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $3,537,830 at December 31, 2022.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), Beachwood, Gahanna, Napoleon (3), Malinta, Liberty Center, Holgate, Bowling Green, and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky and a leasing company office in Pittsburgh, Pennsylvania. Civista and its consolidated subsidiaries as discussed below, accounted for 99.2% of the Company’s consolidated assets at December 31, 2022.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed as a wholly-owned subsidiary of CBI to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2022.

WATER STREET PROPERTIES (“WSP”) was formed as a wholly-owned subsidiary of CBI to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2022.

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

VISION FINANCIAL GROUP, INC. ("VFG") was acquired in the fourth quarter of 2022 as a wholly-owned subsidiary of Civista and is a full-service general equipment leasing & financing company. The operations of VFG are located in Pittsburgh, Pennsylvania.

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

Acquisition of Comunibanc Corp.

On July 1, 2022, CBI completed the acquisition by merger of Comunibanc Corp. in a stock and cash transaction for aggregate consideration of approximately $46,090. Immediately following the merger, Comunibanc Corp.’s banking subsidiary, The Henry County Bank, was merged into Civista. At the time of the merger, Comunibanc Corp. had total assets of $315,083, including $175,500 in loans, and $271,081 in deposits. As a result of the merger, we acquired seven offices of Comunibanc Corp. in the Ohio communities of Napoleon (3), Malinta, Holgate, Liberty Center, and Bowling Green.

Acquisition of Vision Financial Group

On October 3, 2022, CBI and Civista completed the acquisition by Civista of all of the issued and outstanding shares of capital stock of VFG for aggregate cash and stock consideration of approximately $46,544. Prior to the acquisition, VFG was a privately held, independent, full-service equipment leasing and financing company headquartered in Pittsburgh, Pennsylvania. At the time of the acquisition, VFG had total assets of $93,870, including $62,712 in loans and leases. As a result of the acquisition, VFG became a wholly-owned subsidiary of Civista.

CBI is a financial holding company. Through its subsidiaries, including Civista, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets. Refer to the Consolidated Financial Statements on pages 64 through 69 of the 2022 Annual Report for additional information.

Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, through its locations in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services. Civista also engages in a general equipment leasing and financing business through its wholly-owned subsidiary, VFG, which was acquired in October 2022.

Interest and fees on loans accounted for 69% of total revenue for 2022, 67% of total revenue for 2021, and 69% of total revenue for 2020. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Commercial real estate loans comprised 55% of the total loan portfolio in 2022, 56% of the total loan portfolio in 2021, and 48% of the total loan portfolio in 2020. Residential real estate mortgage loans comprised 22% of the total loan portfolio in 2022, 22% of the total loan portfolio in 2021 and 22% of the total loan portfolio in 2020. Commercial and agriculture loans comprised 11% of the total loan portfolio in 2022, 12% in 2021, and 20% in 2020. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions (the “ODFI”) unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2022, Civista had $55,501 of accumulated net profits available to pay dividends to CBI without approval of the ODFI.

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

Leverage Our Residential Mortgage Banking Infrastructure

We seek to leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market. Mortgage loan originations and sales activity are strategies utilized to support growth in our non-interest income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

Improve Our Operating Efficiency

Expense discipline is a key strategy to improve operating efficiency and contribute to earnings growth. We also strive to operate more efficiently by incorporating technology into our client offerings.

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2022 Tier 1 Leverage ratios of the Company and Civista of 8.9 percent and 10.3 percent, respectively. We plan to continue to maintain robust capital reserves.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At December 31, 2022, our liquid assets included $43.3 million of short-term cash and equivalents supplemented by $615.4 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $374.7 million from the Federal Home Loan Bank of Cincinnati at December 31, 2022.

Ensure the Adequacy of Our Allowance for Credit Losses

Despite the economic implications and challenges resulting from the COVID-19 pandemic on our business over the past three years, our reserve levels have remained adequate with total allowance amounting to $28.5 million at December 31, 2022.

Market Area and Competition

At December 31, 2022, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans anf commercial equipment leasing. We compete with numerous financial institutions, including large regional financial institutions, community banks, thrifts and credit unions operating without our market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies, business leasing and finance companies and direct mutual funds. As a result of their size, resources and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer, as well as higher lending limits, which may adversely affect the ability of Civista to compete.

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

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through Civista’s participation in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network, LLC. Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with Civista and Civista uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

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

Through our equipment leasing and financing business operated by VFG, which was acquired as a whooly-owned subsuduary of Civista in October 2022, we offer commercial equipment leasing services for businesses nationwide.

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

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We use company-wide surveys to solicit feedback from our employees. We have a formal annual goal setting and performance review process for our employees. We promote a values-based culture, an important factor in retaining our employees. Our training, to share and communicate our culture to all employees, plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of our customers, their careers, our company and our communities. We have recently established a Diversity, Equity and Inclusion Council (“DEI Council”). This company-wide diversity and inclusion advisory council stewards the Company’s efforts and provides guidance on priorities. The DEI Council is composed of employees from all areas of our Company and locations where we operate.

We monitor and evaluate various turnover and attrition metrics throughout our organization. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.

Civista employs approximately 530 full-time equivalent employees to whom a variety of benefits are provided. CBI has no employees. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023.

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

COVID-19 Legislation and Initiatives: In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as CBI and Civista, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over CBI and Civista. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss model (accounting standard), which is described below. The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into the CAA, which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for "shuttered venue operators". As a participating lender in the PPP, Civista continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations with assets approaching the $10.0 billion asset threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for the new regulatory and reporting standards.

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

Community Reinvestment Act: The CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Civista received a rating of “satisfactory in its most recent CRA examination.

Economic Growth, Regulatory Relief and Consumer Protection Act: On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including CBI, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CBI and Civista, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to CBI or Civista even before the enactment of the Regulatory Relief Act.

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

Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market LLC ("Nasdaq"): CBI is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. CBI is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. CBI’s common shares are listed with Nasdaq under the symbol "CIVB" and CBI is subject to the rules for Nasdaq listed companies.

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. Copies of the Code of Conduct and the Audit, Compensation, and Nominating Committee charters can be found on the Company’s website at www.civb.com by first clicking “Corporate Overview” and then “Governance Documents”. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

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

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption in the first quarter of 2023, and does not anticipate utilizing the three year phase in. The Company expects to maintain risk-based capital ratios in excess of "well-capitalized" after the impact of the one-time cumulative effect adjustment.

At December 31, 2022, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2022 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2022, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Civista to CBI. Civista may not pay a dividend if it would cause Civista not to meet its capital requirements. In addition, the dividends that Civista may pay to CBI without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instruments in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

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

In July 2019, the five federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Civista, from the Volcker Rule, consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

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

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

The Federal Reserve Board and the OCC review, as part of their respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as CBI and Civista, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company has implemented a clawback policy and it is posted under the “Corporate Overview” tab on the “Governance Documents” page of CBI’s Internet website.

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

Civista is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

In November 2021, the OCC, the Federal Reserve Board and the FDIC issued a final rule which became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require, once administrative rules are adopted, certain covered entities, including those in the financial services industry, to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after it reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Available Information

CBI maintains an Internet website at www.civb.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate CBI’s website into this Annual Report on Form 10-K). CBI makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as CBI’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after CBI electronically files such material with, or furnishes it to, the SEC.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified in the risk factors set forth below. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies the Company develops to address them are unsuccessful. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company’s behalf are qualified in their entirety by the following cautionary statements.

RISK FACTORS

The following sets forth certain risk factors that we are believe are relevant to the Company and its business. These risk factors are not presented in any particular order and do not constitute all of the risks that may affect our business. Additional risks that are not presently known or that we currently deem to be immaterial could also have a material adverse impact on our business, financial condition, or results of operations.

ECONOMIC AND POLITICAL RISKS

CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS THROUGH DECLINES IN DEPOSITS, LOAN DEMAND, THE ABILITY OF OUR CUSTOMERS TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect Civista’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista’s borrowers to repay their loans, and the value of the collateral securing loans made by Civista. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of Civista’s customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2022, approximately 21.7% and 54.6%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

Changes in interest rates may affect the level of voluntary prepayments on our loans and may also affect the level of financing or refinancing by customers. Changes in interest rates may also negatively affect the ability of the Company’s borrowers to repay their loans, particularly as interest rates rise and adjustable rate loans become more expensive.

Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include:

•
inflation;
•
recession;
•
unemployment;
•
money supply;
•
international disorders; and
•
instability in domestic and foreign financial markets.

The Company’s management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential adverse effects of changes in interest rates on the Company’s financial condition and results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any significant, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 51 through 52 of the 2022 Annual Report for additional information related to the Company’s interest rate risk.

A transition away from LIBOR as a reference rate for financial contracts could negatively IMPACT our income and expenses and the value of various financial contracts.

LIBOR has been used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

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

The Company has limited exposure to LIBOR, with total exposure as of December 31, 2022 of approximately $274.0 million. The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings (if any), and Civista’s swap contracts which can be tied to LIBOR. The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate. The Company is working through this transition via a multi-disciplinary project team. We are still evaluating the impact the change to a benchmark like SOFR or Prime Rate will have on our financial condition, results of operations or cash flows.

THE ECONOMIC IMPACT OF THE COVID-19 PANDEMIC, OR AN OUTBREAK OF ANOTHER HIGHLY INFECTIOUS OR CONTAGIOUS DISEASE, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

COVID-19, including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•
demand for our products and services may decline, making it difficult to grow assets and income;
•
if the economy experiences new closures or downturns as a result of the COVID-19 pandemic, including the spread of new variants thereof, or a new pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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
•
we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 or new pandemic could have an adverse effect on us; and
•
adverse economic conditions could result in protracted volatility in the price of our common shares.

We continue to closely monitor the impact of COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

RISKS RELATED TO OUR BUSINESS OPERATIONS

WE ARE EXPOSED TO OPERATIONAL RISK.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, cybersecurity risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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

There can be no assurance that we will not suffer such cyber-attacks or other information security breaches or attempted breaches, incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. The new CECL accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. The Company expects to recognize a one-time cumulative effect adjustment (increase) to the allowance for credit losses upon adoption in the first quarter of 2023.

If real estate markets or the economy in general deteriorate, Civista may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require Civista to increase its allowance for loan losses in the future, which could have a negative effect on Civista’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

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

WE DO NOT HAVE ASSURANCE REGARDING THE FUTURE REVENUES OF OUR TAX REFUND PROGRAM.

The revenues from our tax refund program are based upon a contract with a third party. While the contract has a term of three years expiring October 31, 2023 and contains provisions for automatic renewal after that term, the amount to be paid to us is not fixed for any period after 2022. As a result, the amount paid to us may fluctuate, and there is no assurance that the parties will be able to negotiate compensation that is acceptable to us after that year.

ACQUISITIONS OR OTHER EXPANSION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULT OF OPERATIONS.

We completed two significant acquisitions during the past year. On July 1, 2022, CBI completed the acquisition by merger of Comunibanc Corp. Immediately following the merger, Comunibanc Corp.'s banking subsidiary, The Henry County Bank, was merged with and into Civista. As a result of the merger, we acquired seven offices of Comunibanc Corp. in the northwest Ohio communities of Napoleon (3), Malinta, Holgate, Liberty Center and Bowling Green. On October 3, 2022, CBI and Civista completed the acquisition by Civista of all of the issued and outstanding shares of capital stock of VFG, a full-service equipment leasing and financing company headquartered in Pittsburgh, Pennsylvania. As a result of the acquisition, VFG became a wholly-owned subsidiary of Civista.

The earnings, financial condition and prospects of Civista after the Comunibanc Corp. and VFG acquisitions will depend in part on our ability to integrate successfully the respective operations of Comunibanc Corp. (and The Henry County Bank) and VFG and continue to implement our business plan. We may not be able to fully achieve our strategic objectives and projected operating efficiencies. The costs and/or challenges involved in integrating the new businesses with our organization may be greater than expected or the cost savings from anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of an acquired entity. The success of the acquisitions will depend on a number of factors, including, without limitation:

•
Our ability to integrate the acquired businesses into our operations;
•
With regard to the acquisition of Comunibanc Corp. and The Henry County Bank, our ability to limit the outflow of deposits held by new customers and to successfully retain and manage interest-earning assets and relationships (including lending relationships) acquired in the merger;
•
Our ability to control the incremental non-interest expense from the acquired businesses in a manner that enables us to maintain a favorable overall efficiency ratio;
•
Our ability to retain and attract key employees and other appropriate personnel; and
•
Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired businesses.

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any future acquisition or expansion of our business, will involve a number of expenses and risks, which may include some or all of the following:

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

Regulations affecting banks and financial services businesses are undergoing continuous change and management cannot predict the effect of those changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

We may experience increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

WE ARE SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH CIVISTA’S LENDING ACTIVITIES.

A significant portion of Civista’s loan portfolio is secured by real property. During the ordinary course of business, Civista forecloses on and takes title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Civista may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws and evolving regulation may require Civista to incur substantial expenses and may materially reduce the affected property’s value or limit Civista’s ability to use or sell the affected property. In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase Civista’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk (2), Berlin Heights, Willard, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Napoleon (3), Malinta, Holgate, Liberty Center, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, West Liberty, Dayton, Bowling Green and Beachwood. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. VFG leases offices for its equipment leasing and financing business in Pittsburgh, Pennsylvania, Franklin, Tennessee and Dover, New Hampshire.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, the Company or its properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 21, 2023, there were approximately 1,767 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2022, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	7,205	$21.40	7,205	$6,055,711
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total	7,205	$21.40	7,205	$6,055,711

On May 4, 2022, the Company announced a new common share repurchase program to replace its previous repurchase program. The new repurchase program authorizes the Company to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through May 9, 2023. As of December 31, 2022, a total of 349,168 common shares had been repurchased for an aggregate purchase price of $7,444,289 under this repurchase program.

Shareholder Return Performance

Set forth below is a line graph comparing the five-year cumulative return of the common shares of Civista Bancshares, Inc. (ticker symbol CIVB), based on an initial investment of $100 on December 31, 2017 and assuming reinvestment of dividends, with the cumulative return of the Standard & Poor’s 500 Index, and the S&P U.S. BMI Banks Index. The comparative indices were obtained from S&P Global Market Intelligence.

Total Return Performance
Civista Bancshares, Inc.
S&P 500 Index
S&P U.S. BMI Banks Index
Index Value
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Annual Report on Form 10-K

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished, free of charge, to shareholders, upon written request to Lance A. Morrison, Secretary of Civista Bancshares, Inc., 100 East Water Street, Sandusky, Ohio 44870.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

General

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Company’s financial condition, results of operations, liquidity and capital resources as of December 31, 2022 and 2021, and during the three-year period ended December 31, 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

Financial Condition

At December 31, 2022, the Company’s total assets were $3,537,830, compared to $3,012,905 at December 31, 2021. The increase in assets is primarily the result of the Company's acquisition by merger of Comunibanc Corp. and VFG effective July 1, 2022 and October 3, 2022, respectively. In addition, loans and securities increased $546,917 and $55,528, respectively, partially offset by a decrease in cash and due from financial institutions of $210,098. Other factors contributing to the change in assets are discussed in the following sections.

Loans held for sale decreased $1,289, or 65.4%, from $1,972 at December 31, 2021 to $683 at December 31, 2022. The decrease is due to a decrease in refinances, resulting in lower volume. At December 31, 2022, seven loans totaling $683 were held for sale as compared to 14 loans totaling $1,972 at December 31, 2021.

At December 31, 2022, the Company’s net loans totaled $2,518,155 and increased by 27.7% from $1,971,238 at December 31, 2021. The increase in net loans was spread across most segments. Commercial & Agriculture loans increased $32,093, Commercial Real Estate – Owner Occupied loans increased $75,695, Commercial Real Estate - Non-Owner Occupied loans increased $189,426, Residential Real Estate loans increased $122,721, Real Estate Construction loans increased $86,000, Lease financing receivables increased $36,797 and Consumer and Other loans increased $9,766. The increases in the foregoing loan segments were offset by a decrease in Farm Real Estate loans of $3,711. In connection with the acquisition of Comunibanc Corp. in July 2022, the Company acquired Commercial & Agriculture loans totaling $9,972, Commercial Real Estate – Owner Occupied loans totaling $30,515, Commercial Real Estate – Non-Owner Occupied loans totaling $45,917, Residential Real Estate loans totaling $56,621, Real Estate Construction loans totaling $10,587, Farm Real Estate loans totaling $2,925 and Consumer and Other loans totaling $12,665. In connection with the acquisition of VFG in October 2022, the Company acquired Commercial & Agriculture loans and Lease financing receivables totaling $25,509 and $35,909, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial and agriculture, commercial real estate, residential real estate, real estate construction, farm real estate and consumer and other loans outstanding as of December 31, 2022, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial & Agriculture	$95,232	$114,913	$67,660	$790	$278,595
Commercial Real Estate:
Owner Occupied	6,731	75,064	250,049	39,303	371,147
Non-Owner Occupied	36,703	340,894	593,326	47,813	1,018,736
Residential Real Estate	7,195	26,097	248,249	271,240	552,781
Real Estate Construction	38,826	105,573	52,405	46,323	243,127
Farm Real Estate	671	5,176	14,796	4,065	24,708
Lease financing receivables	4,732	28,477	3,588	—	36,797
Consumer and Other	1,480	14,839	3,916	540	20,775
Total	$191,570	$711,033	$1,233,989	$410,074	$2,546,666

	Due After One Year
	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial & Agriculture	$129,321	$54,041
Commercial Real Estate:
Owner Occupied	76,230	288,186
Non-Owner Occupied	253,085	728,949
Residential Real Estate	159,972	385,613
Real Estate Construction	56,800	147,501
Farm Real Estate	6,555	17,483
Lease financing receivables	32,064	—
Consumer and Other	17,668	1,628
Total	$731,695	$1,623,401

The preceding maturity information is based on contract terms at December 31, 2022 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Analysis of the Allowance for Loan Losses

The following table shows the daily average loan balances and changes in the allowance for credit losses for the years indicated.

	2022	2021	2020
	(Dollars in thousands)
Total loans outstanding	$2,546,666	$1,997,879	$2,057,502
Allowance for credit losses at year end	28,511	26,641	25,028
Loans accounted for on a nonaccrual basis	6,507	3,673	5,125
Allowance for loan losses to total loans outstanding	1.12%	1.33%	1.22%
Nonaccrual loans to total loans outstanding	0.26%	0.18%	0.25%
Allowance for loan losses to nonaccrual loans	438.16%	725.32%	488.35%
Average loans outstanding:
Commercial & Agriculture	236,315	338,916	359,820
Commercial Real Estate—Owner Occupied	322,132	278,777	256,962
Commercial Real Estate—Non-Owner Occupied	896,562	755,578	643,622
Real Estate Mortgage	511,973	433,351	462,834
Real Estate Construction	179,183	176,775	175,573
Farm Real Estate	24,388	28,968	33,935
Lease financing receivables	8,382	—	—
Consumer and Other	20,147	14,542	20,726
Total average loans outstanding	2,199,082	2,026,907	1,953,472
Net charge-offs (recoveries):
Commercial & Agriculture	(2)	(150)	13
Commercial Real Estate—Owner Occupied	(42)	(7)	(111)
Commercial Real Estate—Non-Owner Occupied	(74)	(395)	(48)
Real Estate Mortgage	(66)	(182)	18
Real Estate Construction	(4)	(1)	(4)
Farm Real Estate	(6)	(12)	(13)
Lease financing receivables	23	—	—
Consumer and Other	53	(36)	(4)
Total net charge-offs (recoveries)	(118)	(783)	(149)
Ratio of net charge-offs (recoveries) during the year to average loans outstanding:
Commercial & Agriculture	(0.00)%	(0.04)%	0.00%
Commercial Real Estate—Owner Occupied	(0.01)%	(0.00)%	(0.04)%
Commercial Real Estate—Non-Owner Occupied	(0.01)%	(0.05)%	(0.01)%
Real Estate Mortgage	(0.01)%	(0.04)%	0.00%
Real Estate Construction	(0.00)%	(0.00)%	(0.00)%
Farm Real Estate	(0.02)%	(0.04)%	(0.04)%
Lease financing receivables		—	—
Consumer and Other	0.26%	(0.25)%	(0.02)%
Total net recoveries (charge-offs)	(0.01)%	(0.04)%	(0.01)%

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

	2022		2021
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$3,011	10.9%	$2,600	12.3%
Commercial Real Estate—Owner Occupied	4,565	14.5	4,464	14.9
Commercial Real Estate—Non-Owner Occupied	14,138	40.0	13,860	41.5
Real Estate Mortgage	3,145	21.7	2,597	21.5
Real Estate Construction	2,293	9.6	1,810	7.9
Farm Real Estate	291	1.0	287	1.4
Lease financing receivables	429	1.5	0	0.0
Consumer and Other	98	0.8	176	0.5
Unallocated	541	—	847	—
	$28,511	100.0%	$26,641	100.0%

	2020
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$2,810	19.9%
Commercial Real Estate—Owner Occupied	4,057	13.6
Commercial Real Estate—Non-Owner Occupied	12,451	34.3
Real Estate Mortgage	2,484	21.5
Real Estate Construction	2,439	8.5
Farm Real Estate	338	1.6
Consumer and Other	209	0.6
Unallocated	240	—
	$25,028	100.0%

Civista measures the adequacy of the allowance for loan losses by using both specific and general components. The specific component relates to the evaluation of each loan identified as impaired. The general component consists of a pooling of commercial credits risk graded as special mention and substandard, based on portfolio experience, and general reserves, which are based on a twelve quarter loss migration analysis, adjusted for current economic factors. Loss migration rates are calculated over a twelve quarter period for all portfolio segments. Factors in the determination of the economic reserve include items such as changes in the economic and business conditions of its market, changes in lending policies and procedures, changes in loan concentrations, as well as a few others. The allowance for loan losses to total loans decreased from 1.33% in 2021 to 1.12% in 2022. The unallocated reserve of Civista decreased to $541 in 2022 from $847 in 2021. Management considers both the decrease in the unallocated reserve and the end-of-period reserve number to be insignificant and within the loan policy guidelines.

Securities available for sale increased by $55,528, or 9.9%, from $559,874 at December 31, 2021 to $615,402 at December 31, 2022. U.S. Treasury securities and obligations of U.S. government agencies increased $13,139, or 27.4% from $47,890 at December 31, 2021 to $61,029 at December 31, 2022. Obligations of states and political subdivisions available for sale increased by $18,412 from 2021 to 2022. Mortgage-backed securities increased by $23,977 to total $237,125 at December 31, 2022. The Company continues to utilize letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of December 31, 2022, the Company was in compliance with all applicable pledging requirements.

Mortgage-backed securities totaled $237,125 at December 31, 2022 and none were considered unusual or “high risk” securities as defined by regulatory authorities. Of this total, $234,666 consisted of pass-through securities issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”), and the remaining $2,459 of these securities were collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the mortgage-backed securities portfolio at December 31, 2022 was 2.4%. The average maturity at December 31, 2022 was approximately 8.4 years.

Securities available for sale had a fair value at December 31, 2022 of $615,402. This fair value includes unrealized gains of approximately $819 and unrealized losses of approximately $67,768. Net unrealized losses totaled $66,949 on December 31, 2022 compared to net unrealized gains of $18,577 on December 31, 2021. The change in unrealized gains is primarily due to changes in market interest rates. Note 3 to the Consolidated Financial Statements provides additional information on unrealized gains and losses.

The following table sets forth the maturities of securities at December 31, 2022 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$5,455	0.53%	$27,665	1.52%	$26,770	2.18%	$1,139	2.97%
Obligations of states and political subdivisions (1)	341	3.02	13,639	3.40	37,917	3.20	265,351	2.65
Mortgage-backed securities in government sponsored entities	173	2.00	14,469	3.33	21,122	2.44	201,361	2.53
Total	$5,969	0.71%	$55,773	2.45%	$85,809	2.99%	$467,851	2.58%

(1)
Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)
The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

Premises and equipment, net of accumulated depreciation, increased $41,573 from December 31, 2021 to December 31, 2022. The increase is the result of new purchases of $6,508, offset by disposals of $183 and depreciation of $4,456. Premises and equipment, net, acquired from the acquisitions of Comunibanc Corp. and VFG totaled $4,665 and $35,039, respectively.

Goodwill increased by $48,844, from $76,851 at December 31, 2021 to $125,695 at December 31, 2022. The increase is due to the goodwill created from the acquisitions of Comunibanc Corp. and VFG. Other intangible assets increased $3,973 from year-end 2021. The increase includes $4,426 of core deposit intangibles and $419 of mortgage servicing rights from the acquisition of Comunibanc Corp.

Swap assets increased $5,507 from December 31, 2021 to December 31, 2022. The increase is primarily the result of increases in the fair value of swap assets as compared to December 31, 2021.

Bank owned life insurance (BOLI) increased $6,902 from December 31, 2021 to December 31, 2022. BOLI acquired from the merger with Comunibanc Corp. totaled $5,918. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Deferred taxes increased $15,029 from December 31, 2021 to December 31, 2022. The increase is primarily the result of an increase in deferred taxes on available for sale securities of $18,017 as a result of increases in interest rates during 2022.

Year-end deposit balances totaled $2,619,984 in 2022 compared to $2,416,701 in 2021, an increase of $203,283, or 8.4%. This increase in deposits at December 31, 2022 compared to December 31, 2021 included increases in noninterest bearing demand deposits of $107,427, or 13.6%, savings and money market accounts of $32,590, or 3.9%, certificate of deposit accounts of $68,734, or 33.6%, and individual retirement accounts of $4,163, or 9.9%, offset by a decrease in interest bearing demand accounts of $9,631, or 1.8%. Average deposit balances for 2022 were $2,614,423 compared to $2,488,105 for 2021, an increase of 5.1%. Noninterest bearing deposits averaged $937,890 for 2022, compared to $907,591 for 2021, increasing $30,299, or 3.3%. Savings, NOW, and MMDA accounts averaged $1,423,134 for 2022 compared to $1,315,220 for 2021, increasing $107,914, or 8.2%. Average certificates of deposit decreased $11,895 to total an average balance of $253,399 for 2022. The increase in year-over-year average balances was impacted by the acquisition of an aggregate of $271,194 of deposits from the Comunibanc Corp. acquisition.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2022		2021
	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$937,890	N/A	$907,591	N/A
Interest-bearing demand deposits	544,351	0.03%	497,067	0.03%
Savings, including Money Market deposit accounts	878,783	0.15%	818,153	0.13%
Certificates of deposit, including IRA’s	253,399	0.95%	265,294	1.11%
	$2,614,423		$2,488,105

Uninsured deposits at December 31, 2022 and 2021 were $563,092 and $599,380, respectively. Uninsured deposits as December 31, 2022 and 2021 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250,000 per separately insured depositor.

Maturities of certificates of deposits and individual retirement accounts of more than $250,000 outstanding at December 31, 2022 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$129,736	$7,334	$137,070
Over 3 through 6 months	35,392	7,125	42,517
Over 6 through 12 months	59,322	10,578	69,900
Over 12 months	48,816	21,042	69,858
	$273,266	$46,079	$319,345

FHLB advances increased $322,278 from December 31, 2021 to December 31, 2022. Short-term FHLB advances increased $393,700 year over year due to an increase in over night funding. Long-term FHLB advances decreased due to the repayment in 2022 of an FHLB advance in the amount of $75,000. This advance had terms of one hundred twenty months with a fixed rate of 1.03% and was puttable. The advance was not replaced. Long-term advances acquired in the acquisition of Comunibanc Corp. totaled $21,706, of which $18,128 has been paid down.

Other borrowings increased $15,516 from December 31, 2021 to December 31, 2022. Other borrowings increased due to the assumption of an aggregate of $58,142 of borrowings from the acquisition of VFG and payoffs of $42,626.

Civista offers repurchase agreements in the form of sweep accounts to commercial checking account customers. These repurchase agreements totaled $25,143 at December 31, 2022 compared to $25,495 at December 31, 2021. U.S. Treasury securities and obligations of U.S. government agencies maintained under Civista’s control are pledged as collateral for the repurchase agreements. Additional detail related to these repurchase agreements can be found in Note 12 to the Consolidated Financial Statements.

Swap liabilities increased $5,507 from December 31, 2021 to December 31, 2022. The increase is primarily the result of increases in the fair value of swap liabilities as compared to December 31, 2021.

Total shareholders’ equity decreased $20,377, or 5.7%, during 2022 to $334,835. The change in shareholders’ equity resulted from the issuance of common shares as part of the consideration in the acquisitions of Comunibanc Corp. and VFG, which added $21,122 and $10,500, respectively, to shareholders equity. Shareholders' equity was also positively impacted by net income of $39,427. Additionally, $819 was recognized as stock-based compensation in 2022 in connection with the grant of restricted common shares. These increases to shareholders’ equity were offset by, an increase in the Company’s pension liability, net of tax, of $581, a decrease in the fair value of securities available for sale, net of tax, of $67,446 and decreases due to the purchase of treasury shares and dividends on common shares of $16,887 and $8,493, respectively. For further explanation of these items, see Note 1, Note 15 and Note 16 to the Consolidated Financial Statements. The Company paid $0.56 per common share in dividends in 2022 compared to $0.52 per common share in dividends in 2021.

Total outstanding common shares at December 31, 2022 were 15,728,234, which increased from 14,954,200 common shares outstanding at December 31, 2021. Common shares outstanding increased due to the issuance of 984,723 common shares to former shareholders of Comunibanc Corp. in connection with the acquisition of Comunibanc Corp. effective July 1, 2022 and 500,293 common shares in connection with the acquisition of VFG effective October 3, 2022. Additionally, common shares outstanding was impacted by the Company’s repurchase of 747,443 common shares during 2022 at an average repurchase price of $22.59. The Company repurchased 349,168 common shares pursuant to a stock repurchase program announced on May 4, 2022 and 392,847 common shares pursuant to a stock repurchase program announced on August 12, 2021. The repurchase program publicly announced on May 4, 2022 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until May 9, 2023. The repurchase plan publicly announced on August 12, 2021 authorized the Company to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until August 10, 2022. An additional 5,428 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 3,411 restricted common shares were forfeited. The repurchase of common shares was offset by the grant of 31,774 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 8,098 common shares were issued to Civista directors as a retainer payment for service on the Civista Board of Directors.

Results of Operations

The operating results of the Company are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Company’s cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Company’s net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets, other non-interest income, noninterest expense and income taxes.

Comparison of Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

Net Income

The Company’s net income for the year ended December 31, 2022 was $39,427, compared to $40,546 for the year ended December 31, 2021. The change in net income was the result of the items discussed in the following sections.

Net Interest Income

Net interest income for 2022 was $110,204, an increase of $14,779, or 15.5%, from 2021. From 2021 to 2022, average earning assets increased 4.5%, interest income increased $19,511, and interest expense on interest-bearing liabilities increased $4,732. The Company continually examines its rate structure to ensure that its interest rates are competitive and reflective of the current rate environment in which it competes.

Total interest income increased $19,511 to $121,253 for the year ended December 31, 2022, which is attributable to an increase of $13,581 in interest and fees on loans. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $172,175, or 8.5%, to $2,199,082 for the year ended December 31, 2022, as compared to $2,026,907 for the year ended December 31, 2021. The loan yield increased to 4.69% for 2022, from 4.42% in 2021.

Interest on taxable securities increased $3,650 to $9,123 for the year ended December 31, 2022, compared to $5,473 for the same period in 2021. The average balance of taxable securities increased $108,787 to $341,600 for the year ended December 31, 2022, as compared to $232,813 for the year ended December 31, 2021. The yield on taxable securities increased 8 basis points to 2.49% for 2022, compared to 2.41% for 2021. Interest on tax-exempt securities increased $1,609 to $7,859 for the year ended December 31, 2022, compared to $6,250 for the same period in 2021. The average balance of tax-exempt securities increased $46,195 to $263,981 for the year ended December 31, 2022 as compared to $217,786 for the year ended December 31, 2021. The yield on tax-exempt securities decreased 40 basis points to 3.56% for 2021, compared to 3.96% for 2021.

Total interest expense increased $4,732 or 74.9%, to $11,049 for the year ended December 31, 2022, compared with $6,317 for the same period in 2021. The increase in interest expense can be attributed to an increase in the average rate paid, accompanied by an increase in the average balance of interest-bearing liabilities. For the year ended December 31, 2022, the average balance of interest-bearing liabilities increased $181,264 to $1,918,906, as compared to $1,737,642 for the year ended December 31, 2021. Interest incurred on deposits decreased by $335 to $3,840 for the year ended December 31, 2022, compared to $4,175 for the same period in 2021. The decrease in deposit expense was due to a decrease in the average rate paid, as the average rate paid on demand and savings accounts decreased from 0.09% in 2021 to 0.01% in 2022 and the average rate paid on time deposits decreased from 1.11% to 0.95% in 2022, which was partially offset by an increase in the average balance of interest-bearing deposits of $96,019 for the year ended December 31, 2022 as compared to the same period in 2021. Interest expense incurred on FHLB advances and subordinated debentures increased 223.8% from 2021. The increase was due to an increase in the average balance of short-term FHLB balances and subordinated debentures of $66,875 and $66,956, respectively, accompanied by an increas in rates. The average balance of other borrowings increased $4,002 for the period ended December 31, 2022, as compared to the same period in 2021, as a result of the Company’s acquisition of VFG.

Refer to “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate” on pages 46 through 48 for further analysis of the impact of changes in interest-bearing assets and liabilities on the Company’s net interest income.

Provision and Allowance for Loan Losses

The following table contains information relating to the provision for loan losses, activity in and analysis of the allowance for loan losses as of and for each of the three years in the period ended December 31.

	As of and for year ended December 31,
	2022	2021	2020
Net loan charge-offs (recoveries)	$(118)	$(783)	$(149)
Provision for loan losses charged to expense	1,752	830	10,112
Net loan charge-offs (recoveries) as a percent of average outstanding loans	(0.01)%	(0.04)%	(0.01)%
Allowance for loan losses	$28,511	$26,641	$25,028
Allowance for loan losses as a percent of year-end outstanding loans	1.12%	1.33%	1.22%
Impaired loans, excluding purchase credit impaired loans (PCI)	$624	$1,222	$2,666
Impaired loans as a percent of gross year-end loans (1)	0.02%	0.06%	0.13%
Nonaccrual and 90 days or more past due loans, excluding PCI	$6,507	$3,673	$5,125
Nonaccrual and 90 days or more past due loans, excluding PCI as a percent of gross year-end loans (1)	0.26%	0.18%	0.25%

(1)
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered nonaccrual if it is maintained on a cash basis because of deterioration in the borrower’s financial condition, where payment in full of principal or interest is not expected and where the principal and interest have been in default for 90 days, unless the asset is both well-secured and in process of collection. A loan is considered impaired when it is probable that all of the interest and principal due will not be collected according to the terms of the original contractual agreement.

The Company’s policy is to maintain the allowance for loan losses at a level sufficient to provide for probable losses incurred in the current portfolio. Management believes the analysis of the allowance for loan losses supported a reserve of $28,511 at December 31, 2022. The Company provides for loan losses through regular provisions to the allowance for loan losses as necessary. The amount of the provision is affected by loan charge-offs, recoveries and changes in specific and general allocations required for the allowance for loan losses. A number of factors impact the provisions for loan losses, such as the level of higher risk loans in the portfolio, changes in practices related to loans, changes in collateral values and other factors. We continue to actively manage this process and have provided to maintain the reserve at a level that assures adequate coverage ratios.

Provisions for loan losses totaled $1,752, $830 and $10,112 in 2022, 2021 and 2020, respectively. The Company’s provision for loan losses increased $922 during 2022, as compared to 2021, primarily to support strong organic loan growth in the portfolio. Of this increase, $452,000 was provided to cover lease production from our VFG subsidiary since acquisition. The Bank strengthened the reserve in 2020 due to the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While conditions improved in 2021 due to vaccinations and booster shots, ongoing challenges due to supply chain and workforce shortages slowed the process improvement. Our risk profile has steadily improved since peak levels, but we remain cautious given the impact of higher inflationary costs, rising interest rates and other pre-recessionary conditions that impact loan customers. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

Efforts are continually made to analyze each segment of the loan portfolio and quantify risk to assure that reserves are appropriate for each segment and the overall portfolio. Management specifically evaluates loans that are impaired, which includes restructured loans, to estimate potential loss. This analysis includes a review of the loss migration calculation for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios’ economic life cycle. The analysis also includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends and loan growth. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for loan losses.

Management analyzes each impaired commercial and commercial real estate loan relationship with a balance of $350 or larger, on an individual basis and when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans or portions thereof are charged-off when deemed uncollectible.

Noninterest Income

Noninterest income decreased $2,376, or 7.6%, to $29,076 for the year ended December 31, 2022, from $31,452 for the comparable 2021 period. The decrease was primarily due to decreases in net gain on sale of securities of $1,776, net gain on sale of loans and leases of $4,645 and bank owned life insurance of $216, which were partially offset by increases in service charges of $1,169, lease revenue and residual income of $2,310 and other income of $812.

Net gain on sale of securities decreased due to the 2021 sale of VISA Class B shares, which resulted in a gain of $1,785. Net gain on sale of loans and leases decreased primarily as a result of a decrease in volume of loans sold. During the twelve-months ended December 31, 2022, 692 loans were sold, totaling $127,795. During the twelve-months ended December 31, 2021, 1,341 loans were sold, totaling $260,294. Bank owned life insurance decreased due to death benefits paid in 2021. Service charges increased due to increased account service charges and overdraft fees of $462 and $680, respectively. Lease revenue and residual income increased due to the acquisition of VFG. Other income increased due to increases in wire transfer fees, merchant credit card fees, loan servicing fees, amortization of mortgage servicing rights and rental and brokerage fee income from the acquisition of VFG.

Noninterest Expense

Noninterest expense increased $12,827, or 16.5%, to $90,493 for the year ended December 31, 2022, from $77,666 for the comparable 2021 period. The increase was primarily due to increases in compensation expense of $6,371, net occupancy expense of $488, equipment expense of $3,232, data processing expense of $1,063, professional services of $2,673, amortization expense of $406, marketing expense of $410 and software expense of $678, which was partially offset by a decrease in FDIC assessments of $450 and other operating expense of $1,960.

The increase in compensation expense was due to increased payroll, payroll taxes, employee insurance and commissions and incentives. The year-to-date average full time equivalent (FTE) employees were 480.8 at December 31, 2022, an increase of 29 FTEs over 2021 due to the acquisitions of Comunibanc Corp. and VFG. The increase in net occupancy expense was due to increases in building repairs and maintenance and building depreciation. The increase in equipment expense was due to a general increase in computer, printer, office and security equipment costs and an increase in equipment depreciation related to the acquisition of VFG. The increase in data processing expense was due to deconversion fees of $1,032 related to the acquisition of Comunibanc Corp. The increase in professional services was due to acquisition related costs of $1,718, accompanied by increases in legal and audit fees and consulting fees. The increase in amortization expense is related to the acquisition of Comunibanc Corp. Marketing expense increased due to a general increase in marketing and increased marketing efforts in newly acquired markets. Software expense increase due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking. The decrease in FDIC assessments was attributable to lower assessment multipliers charged to Civista. Other operating expenses decreased due to the prepayment expense of $3,717 paid in 2021 related to the early payoff of an FHLB long-term advance, offset by increases in travel, lodging and meals, donations, stationery and supplies and bad check expense.

Income Tax Expense

Income tax expense was $7,608 in 2022 compared to $7,835 in 2021. Income tax expense as a percentage of pre-tax income was 16.2% in 2022 compared to 16.2% in 2021. A lower federal effective tax rate than the statutory rate of 21% in 2022 and 2021 is primarily due to tax-exempt interest income from state and municipal investments, municipal loans, income from BOLI and low income housing credits.

Comparison of Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 and year-to-year comparisons between 2021 and 2020, which are not included in this Form 10-K, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and are incorporated by reference herein.

Changes in Interest Income and Interest Expense

Resulting from Changes in Volume and Changes in Rate

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate (Amounts in thousands):

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
2022 compared to 2021
Interest income:
Loans	$7,880	$5,701	$13,581
Taxable securities	3,438	212	3,650
Nontaxable securities	2,275	(666)	1,609
Interest-bearing deposits in other banks	(393)	1,064	671
Total interest income	$13,200	$6,311	$19,511
Interest expense:
Savings and interest-bearing demand accounts	$104	$119	$223
Certificates of deposit	(128)	(430)	(558)
Short-term Federal Home Loan Bank advances	2,566	—	2,566
Long-term Federal Home Loan Bank advances	(556)	(97)	(653)
Securities sold under repurchase agreements	(3)	(9)	(12)
Federal funds purchased	—	5	5
Other borrowings	335	—	335
Subordinated debentures	2,313	513	2,826
Total interest expense	$4,631	$101	$4,732
Net interest income	$8,569	$6,210	$14,779
2021 compared to 2020
Interest income:
Loans	$3,262	$(1,469)	$1,793
Taxable securities	1,360	(1,246)	114
Nontaxable securities	439	(312)	127
Interest-bearing deposits in other banks	422	(579)	(157)
Total interest income	$5,483	$(3,606)	$1,877
Interest expense:
Savings and interest-bearing demand accounts	$382	$(976)	$(594)
Certificates of deposit	(377)	(1,735)	(2,112)
Short-term Federal Home Loan Bank advances	(134)	0	(134)
Long-term Federal Home Loan Bank advances	(405)	(230)	(635)
Securities sold under repurchase agreements	2	(4)	(2)
Federal funds purchased	(1)	1	—
Other borrowings	(354)	—	(354)
Subordinated debentures	187	(177)	10
Total interest expense	$(700)	$(3,121)	$(3,821)
Net interest income	$6,183	$(485)	$5,698

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential

The following table sets forth, for the years ended December 31, 2022, 2021 and 2020, the distribution of assets, including interest amounts and average rates of major categories of interest-earning assets and noninterest-earning assets (Amounts in thousands):

	2022			2021			2020
Assets	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-earning assets:
Loans (1)(2)(3)(5)	$2,199,082	$103,151	4.69%	$2,026,907	$89,570	4.42%	$1,953,472	$87,777	4.49%
Taxable securities (4)	341,600	9,123	2.49%	232,813	5,473	2.41%	183,721	5,359	3.03%
Non-taxable securities (4)(5)	263,981	7,859	3.56%	217,786	6,250	3.96%	202,982	6,123	4.15%
Interest-bearing deposits in other banks	146,849	1,120	0.76%	347,573	449	0.13%	155,960	606	0.39%
Total interest earning assets	2,951,512	121,253	4.12%	2,825,079	101,742	3.69%	2,496,135	99,865	4.10%
Noninterest-earning assets:
Cash and due from financial institutions	84,777			35,404			77,848
Premises and equipment, net	34,577			22,617			22,831
Accrued interest receivable	8,650			8,010			9,043
Intangible assets	96,492			84,747			84,953
Other assets	50,765			37,378			37,675
Bank owned life insurance	50,076			46,435			45,454
Less allowance for loan losses	(27,721)			(26,366)			(19,231)
Total	$3,249,128			$3,033,304			$2,754,708

(1)
For purposes of these computations, the daily average loan amounts outstanding are net of unearned income and include loans held for sale.
(2)
Included in loan interest income are loan fees of $2,024 in 2022, $1,661 in 2021 and $1,025 in 2020.
(3)
Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4)
Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)
Yield/Rate is calculated using the tax-equivalent adjustment of 21% for 2022, 2021 and 2020.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following table sets forth, for the years ended December 31, 2022, 2021 and 2020, the distribution of liabilities, including interest amounts and average rates of major categories of interest-bearing liabilities and shareholders’ equity (Amounts in thousands):

	2022			2021			2020
Liabilities and Shareholders’ Equity	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-bearing liabilities:
Savings and interest-bearing demand accounts	$1,423,134	$1,442	0.01%	$1,315,220	$1,219	0.09%	$1,050,544	$1,813	0.17%
Certificates of deposit	253,399	2,398	0.95%	265,294	2,956	1.11%	288,262	5,068	1.76%
Short-term Federal Home Loan Bank advances	66,875	2,566	3.84%	—	—	—	8,151	134	1.64%
Long-term Federal Home Loan Bank advances	45,325	510	1.13%	94,041	1,163	1.24%	125,000	1,798	1.44%
Other borrowings	4,002	335	8.37%	—	—	—	101,295	354	0.35%
Securities sold under repurchase agreements	22,293	11	0.05%	26,165	23	0.09%	24,390	25	0.10%
Federal funds purchased	137	6	4.38%	137	1	0.73%	288	1	0.35%
Subordinated debentures	103,741	3,781	3.64%	36,785	955	2.66%	29,427	945	3.21%
Total interest-bearing liabilities	1,918,906	11,049	0.58%	1,737,642	6,317	0.36%	1,627,357	10,138	0.62%
Noninterest-bearing liabilities:
Demand deposits	937,890			907,591			739,648
Other liabilities	76,189			38,868			51,242
	1,014,079			946,459			790,890
Shareholders’ equity	316,143			349,203			336,461
Total	$3,249,128			$3,033,304			$2,754,708
Net interest income and interest rate spread (1)		$110,204	3.54%		$95,425	3.33%		$89,727	3.48%
Net interest margin (2)			3.75%			3.47%			3.70%

(1)
Interest rate spread is calculated by subtracting the rate on average interest-bearing liabilities from the yield on average interest-earning assets.
(2)
Net interest margin is calculated by dividing tax-equivalent adjusted net interest income by average interest-earning assets.

Liquidity and Capital Resources

Civista maintains a conservative liquidity position. All securities are classified as available for sale. At December 31, 2022, securities with maturities of one year or less totaled $5,796, or 0.9% of the total securities portfolio. The available for sale portfolio helps to provide Civista with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

Net cash provided by operating activities for 2022, 2021 and 2020 was $25,183, $40,761, and $32,654, respectively. The primary additions to cash from operating activities are from net income, adjusted for amortization of intangible assets, amortization of securities net of accretion, the provision for loan losses, depreciation and proceeds from sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $410,364, $130,496, and $340,982 in 2022, 2021 and 2020, respectively, principally reflecting our loan and investment security activities. Deposits and borrowings comprised most of our financing activities, which resulted in net cash provided of $164,303, $216,925, and $398,802 for 2022, 2021 and 2020, respectively.

Future loan demand of Civista can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. As of December 31, 2022, Civista had total credit availability with the FHLB of $829,458, of which $454,788 was outstanding, including standby letters of credit of $57,510.

On a separate entity basis, CBI’s primary source of funds is dividends paid by its subsidiaries, primarily by Civista. Generally, subject to applicable minimum capital requirements, Civista may declare and pay a dividend without the approval of the Federal Reserve Bank of Cleveland (the “Federal Reserve Bank”) and the State of Ohio Department of Commerce, Division of Financial Institutions, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. At December 31, 2022, Civista was able to pay approximately $55,501 of dividends to CBI without obtaining regulatory approval. During 2022, Civista paid dividends totaling $26,300 to CBI. This represented approximately 61 percent of Civista’s earnings for the year.

The Company manages its liquidity and capital through quarterly Asset/Liability Management Committee (ALCO) meetings. The ALCO discusses issues like those in the above paragraphs as well as others that may affect the future liquidity and capital position of the Company. The ALCO also examines interest rate risk and the effect that changes in rates will have on the Company. For more information about interest rate risk, please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” section below.

Capital Adequacy

Shareholders’ equity totaled $334,835 at December 31, 2022 compared to $355,212 at December 31, 2021. The decrease in shareholders’ equity resulted primarily from a $581 net increase in the Company’s pension liability and a decrease in the fair value of securities available for sale, net of tax, of $67,446, together with dividends on common shares of $8,493 and repurchase of common shares totaling $16,887 during 2022 pursuant to the Company’s publicly-announced share purchase programs. The foregoing decreases to shareholders’ equity were partially offset by net income of $39,427.

During the first quarter of 2015, the Company adopted the new BASEL III regulatory capital framework as approved by the federal banking agencies. In addition to the other required capital ratios, the BASEL III rules also require the Company to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets (as these terms are defined in the BASEL III rules). Under the BASEL III rules, the Company elected to opt-out of including accumulated other comprehensive income in regulatory capital. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of December 31, 2022 and 2021 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—December 31, 2022	14.5%	10.8%	9.7%	8.9%
Company Ratios—December 31, 2021	19.2%	14.3%	12.9%	10.2%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Common equity for the CET1 risk-based capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the CET1 risk-based capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from CET1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). These deductions were phased in from 2015 through 2019.

Under applicable regulatory guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The BASEL III regulatory capital rules and regulations also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625%, and was fully phased in effective January 1, 2019, at 2.5%. The implementation of Basel III did not have a material impact on CBI’s or Civista’s capital ratios.

Effects of Inflation

The Company’s balance sheet is typical of financial institutions and reflects a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars and include cash assets, securities, loans, money market instruments, deposits and borrowed funds.

During periods of inflation, a net positive monetary position may result in an overall decline in purchasing power of an entity. However, no clear evidence exists of a relationship between the purchasing power of an entity’s net positive monetary position and its future earnings. Moreover, the Company’s ability to preserve the purchasing power of its net positive monetary position will be partly influenced by the effectiveness of its asset/liability management program. As part of the asset/liability management process, management reviews and monitors information and projections on inflation as published by the Federal Reserve Board and other sources. This information speaks to inflation as determined by its impact on consumer prices and also the correlation of inflation and interest rates. This information is but one component in an asset/liability management process designed to limit the impact of inflation on the Company. Management does not believe that the effect of inflation on its nonmonetary assets (primarily bank premises and equipment) is material as such assets are not held for resale and significant disposals are not anticipated.

Fair Value of Financial Instruments

The Company has disclosed the fair value of its financial instruments at December 31, 2022 and 2021 in Note 17 to the Consolidated Financial Statements. The fair value of loans at December 31, 2022 was 85.8% of the carrying value compared to 98.7% at December 31, 2021. The fair value of deposits at December 31, 2022 was 100.0% of the carrying value compared to 100.0% at December 31, 2021. Changes in fair value were primarily due to changes in the discount values used to measure fair value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. The Company does not have significant derivative financial instruments and does not intend to purchase a significant amount of such instruments in the near future. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in long term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings may be used as important sources of liquidity for the Company.

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2022 and 2021, based on certain prepayment and account decay assumptions that management believes are reasonable. Although the Company had derivative financial instruments as of December 31, 2022 and 2021, the changes in fair value of the assets and liabilities of the underlying contracts offset each other. For more information about derivative financial instruments see Note 22 to the Consolidated Financial Statements. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	December 31, 2022			December 31, 2021
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	$571,328	$14,733	3%	$531,385	$44,276	9%
+100bp	566,596	10,001	2%	521,707	34,598	7%
Base	556,595	—	—	487,109	—	—
-100bp	548,575	(8,020)	(1)%	495,963	8,854	2%
-200bp	526,702	(29,893)	(5)%	548,326	61,217	13%

The change in net portfolio value from December 31, 2021 to December 31, 2022, can be attributed to a couple of factors. The yield curve has risen and inverted compared to the end of 2021, and both the volume and mix of assets and funding sources has changed. The volume of cash has decreased, and the mix has shifted toward loans. The loan portfolio increased due to growth and acquisition, but the market value of loans has decreased due to market rate increases, tempering the increase due to growth. The volume non-maturing deposits has increased due to acquisition, but the market value has decreased. The volume and mix shifts from the end of 2021 led to an increase in the base value, but this was partially offset due to market rate changes. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets. Accordingly, we see an increase in the net portfolio value. The change in the rates down scenario for both the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than assets, leading to a decrease in the net portfolio value.

Critical Accounting Policies

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

Note 1 and Note 5 to the Consolidated Financial Statements provide additional information regarding the Allowance for Loan Losses.

Goodwill: The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Management estimated the fair value of the Reporting Unit as of the measurement date utilizing four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach and the discounted cash flow approach. These approaches were all considered in reaching a conclusion on fair value. The estimated fair value of the Reporting Unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the November 30, 2022 measurement date, the aggregate fair value of the Reporting Unit exceeds the carrying value of the Reporting Unit. Therefore management concluded that goodwill was not impaired and made no adjustment in 2022.

Income Taxes: Management’s determination of the realization of net deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Management analyzes material tax positions taken in any income tax return for any tax jurisdiction and determines the likelihood of the positions being sustained in a tax examination. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Other-Than-Temporary Impairment of Investment Securities: The Company performs a quarterly valuation to determine if a decline in the value of an investment security is other than temporary. Although the term “other than temporary” is not intended to indicate that the decline is permanent, it does indicate that the prospects for a near-term recovery of value are not necessarily favorable, or that there is lack of evidence to support fair values equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.

Pension Benefits: Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 15 of the “Notes to Consolidated Financial Statements.”

Derivative Financial Instruments: In the ordinary course of business, the Company enters into derivative financial instruments in connection with its asset/liability management activities and to accommodate the needs of its customers. Derivative financial instruments are stated at fair value on the Consolidated Statement of Conditions with changes in fair value reposted in current earnings.

Item 8. Financial Statements and Supplementary Financial Data

CIVISTA BANCSHARES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

We, as management of Civista Bancshares, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Comunibanc Corp. (“Comunibanc”) acquired on July 1, 2022 and Vision Financial Group (“VFG”), acquired on October 3, 2022. Comunibanc represented 2.68% and 6.41% of consolidated revenue (total interest income and total noninterest income) and consolidated assets, respectively, as of December 31, 2022. VFG represented 3.90% and 3.76% of consolidated revenue (total interest income and total noninterest income) and consolidated assets, respectively, as of December 31, 2022.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2022, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control – Integrated Framework”. FORVIS, LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2022.

Dennis G. Shaffer	Todd A. Michel
President and Chief Executive Officer	Senior Vice President, Controller

Sandusky, Ohio
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Civista Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows9 for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters12F

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALL) was $28.5 million at December 31, 2022. The Company describes in Note 1 of the consolidated financial statements the “Allowance for Loan Losses” accounting policy around this estimate. The ALL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Current methodology used by management to estimate the allowance for loan losses takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio. The Company considers all of these factors prior to making any adjustments to the allowance due to the subjectivity involved in allocation methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•
Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and tested management’s estimate of various components of the ALL including:
o
Classification of loans by segment
o
Historical loss data and loss rates
o
Establishment of qualitative adjustments
o
Grading and risk classification
o
Establishment of specific reserves on impaired loans\
•
Testing the clerical and computational accuracy of the formulas and information utilized within the ALL model
•
Evaluating the qualitative and environmental adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
•
Evaluating the relevance and reliability of data and assumptions
•
Testing of the loan review function and the accuracy of how loan grades are determined. Specifically, evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans
•
Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years
•
Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, and charge-offs.
•
Evaluating the adequacy of disclosures in the consolidated financial statements.

Mergers and Acquisitions

As described in Note 2 to the consolidated financial statements, the Company consummated the acquisitions of two companies during the year ended December 31, 2022. As part of the acquisitions consummated during the year, management determined that each acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were measured at fair value as of acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment to estimate the fair value allocations.

We identified the consummated acquisitions and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired balance sheets and acquisition related considerations involved a high degree of subjectivity in evaluating management's estimate of fair value, purchase price allocations and assessing the appropriateness of assumptions and methodologies utilized in determining fair value.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisitions
•
Testing the design effectiveness of management’s acquisition controls to gain an understanding of cut-off procedures performed and identification of acquired assets and liabilities
•
Testing management’s purchase accounting documentation focusing on the completeness and accuracy of the assets and liabilities assumed and related fair value purchase price allocations made to identified assets and liabilities
•
Challenging management’s analysis of the appropriateness of the fair valuation estimates allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, assumptions applied, and valuation models utilized
•
Utilization of firm valuation specialists to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed
•
Reviewing and evaluating the adequacy of disclosures related to the acquisitions

We have served as the Company’s auditor since 2021.

FORVIS, LLP (Formerly, BKD, LLP)

Cincinnati, Ohio

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited Civista Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for the years then ended, and our report dated March 15, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Comunibanc Corp. and Vision Financial Group, Inc. acquired on July 1, 2022 and October 3, 2022, respectively. We have also excluded Comunibanc Corp. and Vision Financial Group, Inc. from the scope of our audit of internal control over financial reporting. Comunibanc Corp. and Vision Financial Group, Inc. represented 7 percent of consolidated revenues for the year ended December 31, 2022 and 10 percent of consolidated total assets as of December 31, 2022.F

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS, LLP (Formerly, BKD, LLP)

Cincinnati, Ohio

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Civista Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Civista Bancshares, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’smanagement. Our responsibility is to express an opinion on the Company’sfinancial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Weconducted our auditin accordance with the standardsof the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosuresin the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2009 to 2020

S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 15, 2023

CIVISTA BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(Amounts in thousands, except share data)

	2022	2021
ASSETS
Cash and due from financial institutions	$43,361	$253,459
Restricted cash	—	10,780
Cash and cash equivalents	43,361	264,239
Investments in time deposits	1,477	1,730
Securities available for sale	615,402	559,874
Equity securities	2,190	1,072
Loans held for sale	683	1,972
Loans, net of allowance of $28,511 and $26,641	2,518,155	1,971,238
Other securities	33,585	17,011
Premises and equipment, net	64,018	22,445
Accrued interest receivable	11,178	7,385
Goodwill	125,695	76,851
Other intangible assets	10,759	7,581
Bank owned life insurance	53,543	46,641
Swap assets	16,579	11,072
Deferred taxes	16,009	980
Other assets	25,196	22,814
Total assets	$3,537,830	$3,012,905
LIABILITIES
Deposits
Noninterest-bearing	$896,333	$788,906
Interest-bearing	1,723,651	1,627,795
Total deposits	2,619,984	2,416,701
Short-term Federal Home Loan Bank advances	393,700	—
Long-term Federal Home Loan Bank advances	3,578	75,000
Securities sold under agreements to repurchase	25,143	25,495
Subordinated debentures	103,799	103,735
Other borrowings	15,516	—
Swap liabilities	16,579	11,072
Accrued expenses and other liabilities	24,696	25,690
Total liabilities	3,202,995	2,657,693
SHAREHOLDERS’ EQUITY
Common stock, no par value, 40,000,000 shares authorized, 19,231,061 shares issued at December 31, 2022 and 17,709,584 shares issued at December 31, 2021	310,182	277,741
Accumulated earnings	156,492	125,558
Treasury stock, 3,502,827 common shares at December 31, 2022 and 2,755,384 common shares at December 31, 2021, at cost	(73,794)	(56,907)
Accumulated other comprehensive income (loss)	(58,045)	8,820
Total shareholders’ equity	334,835	355,212
Total liabilities and shareholders’ equity	$3,537,830	$3,012,905

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2022, 2021 and 2020

(Amounts in thousands, except per share data)

	2022	2021	2020
Interest and dividend income
Loans, including fees	$103,151	$89,570	$87,777
Taxable securities	9,123	5,473	5,359
Tax-exempt securities	7,859	6,250	6,123
Federal funds sold and other	1,120	449	606
Total interest and dividend income	121,253	101,742	99,865
Interest expense
Deposits	3,840	4,175	6,881
Federal Home Loan Bank advances	3,076	1,163	1,932
Subordinated debentures	3,781	955	945
Securities sold under agreements to repurchase and other	352	24	380
Total interest expense	11,049	6,317	10,138
Net interest income	110,204	95,425	89,727
Provision for loan losses	1,752	830	10,112
Net interest income after provision for loan losses	108,452	94,595	79,615
Noninterest income
Service charges	7,074	5,905	5,288
Net gain on sale of securities	10	1,786	94
Net gain (loss) on equity securities	118	186	(57)
Net gain on sale of loans and leases	3,397	8,042	8,563
ATM/Interchange fees	5,499	5,443	4,472
Wealth management fees	4,902	4,857	3,981
Lease revenue & residual income	2,310	—	—
Bank owned life insurance	984	1,200	977
Tax refund processing fees	2,375	2,375	2,375
Computer center item processing fees	72	175	252
Swap fees	247	207	1,459
Other	2,088	1,276	778
Total noninterest income	29,076	31,452	28,182
Noninterest expense
Compensation expense	51,061	44,690	42,480
Net occupancy expense	4,701	4,213	4,079
Equipment expense	5,070	1,838	2,006
Contracted data processing	2,788	1,725	1,880
FDIC Assessment	797	1,056	728
State franchise tax	1,975	2,184	1,913
Professional services	5,388	2,715	2,795
Amortization of intangible assets	1,296	890	913
ATM/Interchange expense	2,248	2,314	1,868
Marketing expense	1,513	1,103	1,074
Software maintenance expenses	3,433	2,755	1,833
Other operating expenses	10,223	12,183	9,096
Total noninterest expense	90,493	77,666	70,665
Income before income taxes	47,035	48,381	37,132
Income taxes	7,608	7,835	4,940
Net income	39,427	40,546	32,192
Net income available to common shareholders	$39,427	$40,546	$32,192
Earnings per common share, basic	$2.60	$2.63	$2.00
Earnings per common share, diluted	$2.60	$2.63	$2.00

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2022, 2021 and 2020

(Amounts in thousands)

	2022	2021	2020
Net income	$39,427	$40,546	$32,192
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(85,517)	(8,570)	10,935
Tax effect	18,079	1,799	(2,297)
Reclassification of gains recognized in net income	(10)	(1)	(94)
Tax effect	2	—	20
Pension liability adjustment	736	992	(1,326)
Tax effect	(155)	(209)	279
Reclassification of actuatial gain recognized in net income	—	240	289
Tax effect	—	(50)	(61)
Total other comprehensive income (loss)	(66,865)	(5,799)	7,745
Comprehensive income (loss)	$(27,438)	$34,747	$39,937

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

	Common Shares		Accumulated	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2019	16,687,542	$276,422	$67,974	$(21,144)	$6,874	$330,126
Net income			32,192			32,192
Other comprehensive income					7,745	7,745
Stock-based compensation	41,245	617				617
Common share dividends ($0.44 per share)			(7,118)			(7,118)
Repurchase of common stock	(830,755)			(13,454)		(13,454)
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net income			40,546			40,546
Other comprehensive loss					(5,799)	(5,799)
Stock-based compensation	44,633	702				702
Common share dividends ($0.52 per share)			(8,036)			(8,036)
Repurchase of common stock	(988,465)			(22,309)		(22,309)
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net income			39,427			39,427
Other comprehensive income					(66,865)	(66,865)
Stock-based compensation	36,461	819				819
Common share dividends ($0.56 per share)			(8,493)			(8,493)
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122				21,122
Stock issued for acquisition of Vision Financial Group, Inc.	500,293	10,500				10,500
Repurchase of common stock	(747,443)	—		(16,887)		(16,887)
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2022, 2021 and 2020

(Amounts in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$39,427	$40,546	$32,192
Adjustments to reconcile net income to net cash from operating activities
Time deposits amortization	8	8	2
Security amortization, net	1,607	1,376	1,119
Depreciation	4,456	1,976	2,253
Amortization of core deposit intangible	1,296	890	913
Amortization of net deferred loan fees	(2,859)	(10,738)	(5,066)
Net gain on sale of securities	(10)	(1,786)	(94)
Net (gain) loss on equity securities	(118)	(186)	57
Provision for loan losses	1,752	830	10,112
Loans originated for sale	(126,507)	(255,265)	(308,742)
Proceeds from sale of loans	131,193	268,336	312,589
Net gain on sale of loans	(3,397)	(8,042)	(8,563)
Increase in cash surrender value of bank owned life insurance	(984)	(1,200)	(977)
Share-based compensation	819	702	617
Deferred taxes	483	1,319	(2,277)
Change in:
Accrued interest payable	302	111	(73)
Accrued interest receivable	(2,049)	2,036	(2,328)
Other, net	(20,236)	(152)	920
Net cash from operating activities	25,183	40,761	32,654
Cash flows used for investing activities:
Investments in time securities
Maturities	1,312	980	735
Purchases	(245)	(245)	(1,250)
Securities available for sale
Maturities, prepayments and calls	49,276	61,927	58,246
Sales	57,332	1,810	1,455
Purchases	(128,860)	(268,309)	(54,850)
Purchases of other securities	(16,646)	—	(257)
Redemption of other securities	1,625	3,526	—
Purchase of equity securities	(1,000)	—	—
Redemption of equity securities	—	—	247
Proceeds from bank owned life insurance	—	535	—
Net change in loans	(315,190)	71,072	(343,348)
Proceeds from sale of OREO properties	—	122	—
Acquisitions, net of cash	(51,643)	—	—
Premises and equipment purchases	(6,508)	(1,927)	(1,972)
Disposal of premises and equipment	183	13	12
Net cash used for investing activities	(410,364)	(130,496)	(340,982)

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2022, 2021 and 2020

(Amounts in thousands)

	2022	2021	2020
Cash flows from financing activities:
Increase (decrease) in deposits	(67,911)	227,303	510,634
Net change in short-term FHLB advances	393,700	—	(101,500)
Repayment of long-term FHLB advances	(93,128)	(50,000)	—
Repayment of other borrowings	(42,626)	—	(183,695)
Proceeds from other borrowings	—	—	183,695
Proceeds from subordinated debentures	—	73,386	—
Increase (decrease) in securities sold under repurchase agreements	(352)	(3,419)	10,240
Repurchase of common stock	(16,887)	(22,309)	(13,454)
Cash dividends paid	(8,493)	(8,036)	(7,118)
Net cash from financing activities	164,303	216,925	398,802
Increase (decrease) in cash and due from financial institutions	(220,878)	127,190	90,474
Cash and cash equivalents at beginning of year	264,239	137,049	46,575
Cash and cash equivalents at end of year	$43,361	$264,239	$137,049
Supplemental disclosures of cash flow information:
Interest paid	$10,696	$6,206	$10,211
Income taxes paid	3,145	6,180	7,095
Transfer of loans from portfolio to other real estate owned	—	72	31
Securities purchased not settled	1,338	3,524	—

The Company purchased all of the capital stock of Comunbanc Corp. for $46,090 on July 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$340,649
Less: common stock issued	21,122
Less: cash paid for the capital	24,968
Liabilities assumed	$294,559

The Company purchased all of the capital stock of Vision Financial Group for $46,544 on October 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$126,852
Less: common stock issued	10,500
Less: cash paid for the capital	36,044
Liabilities assumed	$80,308

See accompanying notes to consolidated financial statements

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by Civista Bancshares, Inc., which have a significant effect on the Consolidated Financial Statements.

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of Civista Bancshares, Inc. (“CBI”) and its wholly-owned direct and indirect subsidiaries: Civista Bank (“Civista”), First Citizens Insurance Agency, Inc. (“FCIA”), Water Street Properties, Inc. (“WSP”), FC Refund Solutions, Inc. (“FCRS”), CIVB Risk Management, Inc. (“CRMI”), Vision Financial Group, Inc. ("VFG"), First Citizens Capital LLC (“FCC”) and First Citizens Investments, Inc. (“FCI”). The above companies together are sometimes referred to as the “Company”. Intercompany balances and transactions are eliminated in consolidation.

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Logan, Summit, Huron, Ottawa, Madison, Montgomery, Henry, Wood and Richland, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

VFG was acquired in the fourth quarter of 2022 as a wholly-owned subsidiary of Civista and os a full-service general equipment leasing and financing company. The operations of VFG are located in Pittsburgh, Pennsylvania.

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue for each of the years ended December 31, 2022, 2021 and 2020. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for each of the years ended December 31, 2022, 2021 and 2022. FCRS was formed in 2012 to facilitate payment of individual state and federal tax refunds. The operations of FCRS were discontinued June 30, 2019. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the years ended December 31, 2022, 2021 and 2020. FCC was formed as a wholly-owned subsidiary of Civista in Wilmington, Delaware to hold inter-company debt. The operations of FCC were discontinued December 31, 2021. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, determination of goodwill impairment, fair values of financial instruments, valuation of deferred tax assets, pension obligations and other-than-temporary-impairment of securities are considered material estimates that are particularly susceptible to significant change in the near term.

Cash Flows: Cash and cash equivalents include cash on hand and demand deposits with financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, short-term borrowings and repurchase agreements. The Company routinely maintains balances that exceed FDIC insured limits and the the risk of loss is very low with respect to such deposits.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold using the specific identification method.

Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis, the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Other securities which include FHLB stock, Federal Reserve Bank (“FRB”) stock, Federal Agricultural Mortgage Corporation stock, Bankers’ Bancshares Inc. (“BB”) stock, and Norwalk Community Development Corp (“NCDC”) stock are carried at cost.

Equity securities: Equity securities are held at fair value. Holding gains and losses are recorded in noninterest income. Dividends are recognized as income when earned.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market and loans that management no longer intends to hold for the foreseeable future, are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans and leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan and leases losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Interest income on consumer loans is discontinued when management determines future collection is unlikely. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received, for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company provides financing leases for the purchase of business equipment. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values are recorded as lease receivables within loans in the consolidated financial statements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Only those costs incurred as a direct result of closing a lease transaction are capitalized and all initial direct costs are expensed immediately. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment..

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased Loans: The Company purchases individual loans and groups of loans. Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s, or pool’s, contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected future cash flows is greater than the carrying amount, the excess is recognized as part of future interest income.

Allowance for Loan Losses: The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses in the loan portfolio. Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. In determining the allowance and the related provision for loan losses, the Company considers three principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired loans in the Commercial loan portfolio, (ii) allocations established for adversely-rated loans in the Commercial loan portfolio and nonaccrual Real Estate Residential, Consumer installment and Home Equity loans, and (iii) allocations on all other loans based principally on the use of a three-year period for loss migration analysis. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

All Commercial, Commercial Real Estate and Farm Real Estate loans are monitored on a regular basis with a detailed loan review completed for all loan relationships greater than $1,500. All Commercial, Commercial Real Estate and Farm Real Estate loans that are 90 days past due or in nonaccrual status, are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days are classified as substandard and placed on nonaccrual status unless they are well-secured and in the process of collection. The remaining loans are evaluated and segmented with loans with similar risk characteristics. The Company allocates reserves based on risk categories and portfolio segments described below, which conform to the Company’s asset classification policy. In reviewing risk within Civista’s loan portfolio, management has identified specific segments to categorize loan portfolio risk: (i) Commercial & Agriculture loans; (ii) Commercial Real Estate – Owner Occupied loans; (iii) Commercial Real Estate – Non-Owner Occupied loans; (iv) Residential Real Estate loans; (v) Real Estate Construction loans; (vi) Farm Real Estate loans; and (vii) Consumer and Other loans. Additional information related to economic factors can be found in Note 5.

Loan Charge-off Policies: All unsecured open- and closed-ended retail loans that become past due 90 days from the contractual due date are charged off in full. In lieu of charging off the entire loan balance, loans with non-real estate collateral may be written down to the net realizable value of the collateral, if repossession of collateral is assured and in process. For open- and closed-ended loans secured by residential real estate, a current assessment of fair value is made no later than 180 days past due. Any outstanding loan balance in excess of the net realizable value of the property is charged off. All other loans are generally charged down to the net realizable value when Civista recognizes the loan is permanently impaired, which is generally after the loan is 90 days past due.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Troubled Debt Restructurings: In certain situations based on economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered. The related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate reserve for loans that are identified as impaired through a TDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.

Other Real Estate: Other real estate acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis and any deficiency in the value is charged off through the allowance. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the asset, ranging from three to seven years for furniture and equipment and seven to fifty years for buildings and improvements.

Equipment Owned Under Operating Leases: As a lessor, the Company finances equipment under leases to a wide variety of customers, from commercial and industrial to government and healthcare classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, within Premises and Equipment on the Consolidated Balance Sheets. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from 3 years to 6 years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Operations. Leased assets are depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Operations. For equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.

Federal Home Loan Bank (FHLB) Stock: Civista is a member of the FHLB of Cincinnati and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2022 or 2021. FHLB Stock is included in Other Securities on the Consolidated Balance Sheet.

Federal Reserve Bank (FRB) Stock: Civista is a member of the Federal Reserve System. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. FRB Stock is included in Other Securities on the Consolidated Balance Sheet.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance (BOLI): Civista has purchased BOLI policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded as income in the period that the change occurs.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. These intangible assets are measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range from five to twelve years.

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets for the allocated value of retained mortgage servicing rights on loans sold. Mortgage servicing rights are initially recorded at fair value at the date of transfer. The valuation technique uses the present value of estimated future cash flows using current market discount rates. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance to the extent that fair value is less than the capitalized asset for the grouping.

Long-lived Assets: Premises and equipment and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the grant date. The market price of the Company’s common shares at the date of the grant is used for restricted shares.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Retirement Plans: Pension expense is the net of service and interest cost, expected return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense consists of the amount of matching contributions. Deferred compensation allocates the benefits over the years of service.

Earnings per Common Share: Earnings per share is computed using the two-class method. Basic earnings per share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes participating securities. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable related to convertible preferred shares. Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that any such loss contingencies currently exist that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest. The required reserve amount at December 31, 2022 was $0. The Company did not have any cash pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2022.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by Civista to CBI or by CBI to shareholders. Additional information related to dividend restrictions can be found in Note 19.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions that reflect exit price value, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments: While the Company’s chief decision makers monitor the revenue streams of the Company’s various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Treasury Stock: CBI common shares that are repurchased are recorded in treasury stock at cost.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations: At the date of acquisition the Company records the assets and liabilities of acquired companies on the Consolidated Balance Sheets at their fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred.

Derivative Instruments and Hedging Activities: The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s Consolidated Balance Sheets. Changes in fair value are recorded as income or expense in the period that they occur. The Company is party to master netting arrangements with its financial institution counterparties. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

Revisions: Certain revisions have been made to the 2021 consolidated financial statements related to the deconsolidation of trust preferred debt. Other assets and subordinated debentures both increased $922,000. This revision did not have a significant impact on the consolidated financial statement line items impacted and had no effect on net income.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of ASU 2016-13 is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, which was codified in the final ASU issued by the FASB on November 15, 2019. As a result, because the Company qualified as a smaller reporting company, based on its most recent determination under applicable rules of the Securities and Exchange Commission (“SEC”), as of November 15, 2019, the Company will not be subject to ASU 2016-13 until its annual and interim periods beginning after December 15, 2022. Civista currently estimates that, upon adoption of ASU 2016-13, that the allowance for credit losses will increase by approximately $3.3 million. In addition, Civista expects to recognize a liability for unfunded loan commitments of approximately $3.4 million upon adoption. The impact of adoption will not be significant to Civista's regulatory capital. Civista will not elect to phase in, over a three-year period, the standards impact on regulatory capital as permitted by the regulatory transition rules. Civista will finalize the adoption during the first quarter of 2023.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU was issued by the FASB on November 15, 2019. The impact of this new accounting guidance is highly depenent on changes in financial markets and future events. The Company will monitor indicators of goodwill impairment and will record impairment when it is determined to have occurred.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. However, a deferral of the implementation of reference rate reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company is working through this transition via a multi-disciplinary project team. However, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS

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

The assets and liabilities of Comunibanc Corp. were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of July 1, 2022, the acquisition date, and Comunibanc Corp.’s results of operations have been included in the Company’s Consolidated Statements of Operations since that date. The Company recorded $26,209 in goodwill and $4,426 in core deposit intangibles, representing the principal change in goodwill and intangibles from December 31, 2021. None of the purchase price is deductible for tax purposes.

At the time of the merger, Comunibanc Corp had total consolidated assets of $315,083, including $175,500 in loans, and $271,081 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of Comunibanc Corp. and HCB have been included in the Company’s Consolidated Financial Statements since the close of business on July 1, 2022.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of core deposit intangible which is being amortized over the estimated useful life. The gross carrying amount of the core deposit intangible at December 31, 2022 was $3,999.

In onnection with the Comunibanc merger in 2022, the Company incurred additional third-party acquisition-related costs of $2.9 million. These expenses are comprised of employee benefits of $210.7 thousand, occupancy and equipment expenses of $110.7 thousand, software expense of $36.0 thousand, consulting and other professional fees of $905.2 thousand, data processing costs of $1.0 million and other operating expenses of $647.5 thousand in the Company’s Consolidated Statement of Operations for the twelve-month period ended December 31, 2022.

As of December 31, 2022, the estimated future amortization expense for the core deposit intangible is as follows:

Core deposit intangibles
2023	$739
2024	684
2025	604
2026	523
2027	443
Thereafter	1,006
$3,999

The following table presents financial information for the former Comunibanc Corp. included in the Consolidated Statements of Operations from the date of acquisition through December 31, 2022.

Actual From Acquisition Date Through December 31, 2022 (in thousands)
Net interest income after provision for loan losses	$3,428
Noninterest income	159
Net income	1,719

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS (Continued)

The following table presents pro forma information for the twelve-month periods ended December 31, 2022, 2021 and 2020 as if the acquisition of Comunibanc Corp. had occurred on January 1, 2020. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.

	Pro Formas (unaudited) Twelve Months ended December 31,
	2022	2021	2020
Net interest income after provision for loan losses	$113,689	$103,583	$88,293
Noninterest income	29,451	32,768	29,870
Net income	39,095	42,482	34,374
Pro forma earnings per share:
Basic	$2.42	$2.59	$2.01
Diluted	$2.42	$2.59	$2.01

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Comunibanc Corp. Core deposit intangibles will be amortized over ten years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

Cash paid		$24,968
Common shares issued (984,723 shares)		21,122
Total		$46,090

Net assets acquired:
Cash and due from financial institutions	$3,098
Securities available for sale	120,399
Time deposits	742
Loans, net	169,202
Other securities	1,553
Premises and equipment	4,665
Accrued interest receivable	670
Core deposit intangible	4,426
Bank owned life insurance	5,918
Other assets	3,767
Noninterest-bearing deposits	(122,642)
Interest-bearing deposits	(148,552)
Other borrowings	(21,706)
Other liabilities	(1,659)
		19,881
Goodwill resulting from Comunibanc Corp. acquisition		$26,209

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS (Continued)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

At December 31, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$4,768
Carrying amount	4,121

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

On October 3, 2022, CBI and Civista completed the acquisition by Civista of all of the issued and outstanding shares of capital stock of VFG for aggregate cash and stock consideration of approximately $46,544. As a result of the acquisition, the Company issued 500,293 common shares and paid approximately $36,044 in cash.

The assets and liabilities of VFG were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of October 3, 2022, the acquisition date, and VFG’s results of operations have been included in the Company’s Consolidated Statements of Operations since that date. The Company recorded $22,635 in goodwill, representing the principal change in goodwill from December 31, 2021. None of the purchase price is deductible for tax purposes.

At the time of the acquisition, VFG had total consolidated assets of $93,870, including $62,712 in loans and leases. The transaction was recorded as a purchase and, accordingly, the operating results of VFG have been included in the Company’s Consolidated Financial Statements since the close of business on October 3, 2022.

In connection with the VFG acquisition in 2022, the Company incurred additional third-party acquisition-related costs of $814.3 thousand. These expenses are comprised of consulting and other professional fees of $812.8 thousand and other operating expenses of $1.5 thousand in the Company’s Consolidated Statement of Operations for the twelve-month period ended December 31, 2022.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS (Continued)

The following table presents financial information for VFG included in the Consolidated Statements of Operations from the date of acquisition through December 31, 2022.

Actual From Acquisition Date Through December 31, 2022 (in thousands)
Net interest income after provision for loan losses	$403
Noninterest income	3,926
Net loss	(992)

Pro forma information for the twelve-month periods ended December 31, 2022, 2021 and 2020 is not presented as the acquisition of VFG was determined to not to be a significant transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for VFG. Goodwill will not be amortized, but instead will be evaluated for impairment.

Cash paid		$36,044
Common shares issued (250,145 shares)		5,250
Common shares issued (contingent consideration) (250,148 shares)		5,250
Total		$46,544

Net assets acquired:
Cash and due from financial institutions	$6,271
Time Deposits	80
Loans, net	61,418
Premises and equipment	35,039
Other assets	1,409
Other borrowings	(58,142)
Other liabilities	(22,166)
		23,909
Goodwill resulting from VFG acquisition		$22,635

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS (Continued)

The contingent consideration arrangement requires Civista to pay the former owners of VFG, over two years, and subject to meeting certain lease origination thresholds for each year, or meeting a combined threshold for the two years, up to a maximum amount of $5,250, undiscounted. The potential undiscounted amount of all future payments Civista could be required to make under the contingent consideration arrangement is between $0 and $5,250. The fair value of the contingent consideration arrangement of $5,250 was estimated based on significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820. Key assumptions include the CIVB share price at close, management’s assumptions and the probability that the vesting thresholds will be met. The common shares subject to the contingent consideration arrangement have been issued and are considered restricted with participating rights with voting, dividends and distribution rights prior to vesting or forfeiture. If the lease origination thresholds are not met, the shares issued will be forfeited.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

At December 31, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$635
Carrying amount	—

The gross principal due under the contract for acquired receivables not subject to ASC 310-30 is $62.1 million. The fair value adjustment is $2.3 million and the contractual cash flows not expected to be collected is $658.8 thousand.

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgment in accounting for the acquisition.

The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 3 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
U.S. Treasury securities and obligations of U.S. government agencies	$66,495	$20	$(5,486)	$61,029
Obligations of states and political subdivisions	350,104	784	(33,640)	317,248
Mortgage-back securities in government sponsored entities	265,752	15	(28,642)	237,125
Total debt securities	$682,351	$819	$(67,768)	$615,402

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
U.S. Treasury securities and obligations of U.S. government agencies	$48,390	$30	$(530)	$47,890
Obligations of states and political subdivisions	281,247	17,696	(107)	298,836
Mortgage-back securities in government sponsored entities	211,660	2,938	(1,450)	213,148
Total debt securities	$541,297	$20,664	$(2,087)	$559,874

The amortized cost and fair value of securities at year end 2022 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$5,990	$5,796
Due from one to five years	44,482	41,304
Due from five to ten years	70,413	64,687
Due after ten years	295,714	266,490
Mortgage-backed securities in government sponsored entities	265,752	237,125
Total securities available for sale	$682,351	$615,402

Securities with a carrying value of $218,344 and $168,435 were pledged as of December 31, 2022 and 2021, respectively, to secure public deposits, other deposits and liabilities as required or permitted by law.

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	2022	2021	2020
Sale proceeds	$57,332	$1,810	$1,455
Gross realized gains	—	1,785	94
Gross realized losses	—	—	—
Gains from securities called or settled by the issuer	10	1	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 3 – SECURITIES (Continued)

Debt securities with unrealized losses at year end 2022 and 2021 not recognized in income were as follows:

2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$21,042	$(880)	$39,567	$(4,606)	$60,609	$(5,486)
Obligations of states and political subdivisions	169,594	(13,016)	73,967	(20,624)	243,561	(33,640)
Mortgage-backed securities in gov’t sponsored entities	111,639	(4,713)	124,622	(23,929)	236,261	(28,642)
Total temporarily impaired	$302,275	$(18,609)	$238,156	$(49,159)	$540,431	$(67,768)

2021	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$41,432	$(473)	$2,014	$(57)	$43,446	$(530)
Obligations of states and political subdivisions	25,797	(107)	—	—	25,797	(107)
Mortgage-backed securities in gov’t sponsored entities	141,327	(1,343)	3,123	(107)	144,450	(1,450)
Total temporarily impaired	$208,556	$(1,923)	$5,137	$(164)	$213,693	$(2,087)

The Company periodically evaluates securities for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheet.

The Company has assessed each available for sale security position for credit impairment. Factors considered in determining whether a loss is temporary include:

•
The length of time and the extent to which fair value has been below cost;
•
The severity of impairment;
•
The cause of the impairment and the financial condition and near-term prospects of the issuer;
•
If the Company intends to sell the investment;
•
If it’s more-likely-than-not the Company will be required to sell the investment before recovering its amortized cost basis; and
•
If the Company does not expect to recover the investment’s entire amortized cost basis (even if the Company does not intend to sell the investment).

The Company’s review for impairment generally entails:

•
Identification and evaluation of investments that have indications of impairment;
•
Analysis of individual investments that have fair values less than amortized cost, including consideration of length of time each investment has been in unrealized loss position and the expected recovery period;
•
Evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment; and
•
Documentation of these analyses, as required by policy.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 3 – SECURITIES (Continued)

At December 31, 2022, the Company owned 474 securities that were considered temporarily impaired. The unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The Company also considers sector specific credit rating changes in its analysis. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings at year-end 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held at year-end 2022 and 2021:

	2022	2021
Net gains (losses) recognized on equity securities during the year	$118	$186
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at December 31	$118	$186

NOTE 4 - LOANS

Loans at year-end were as follows:

	2022	2021
Commercial & Agriculture	$278,595	$246,502
Commercial Real Estate - Owner Occupied	371,147	295,452
Commercial Real Estate - Non-Owner Occupied	1,018,736	829,310
Residential Real Estate	552,781	430,060
Real Estate Construction	243,127	157,127
Farm Real Estate	24,708	28,419
Lease financing receivable	36,797	—
Consumer and Other	20,775	11,009
Total Loans	2,546,666	1,997,879
Allowance for loan losses	(28,511)	(26,641)
Net loans	$2,518,155	$1,971,238

Included in Commercial & Agriculture loans as of December 31, 2022 and 2021 is $566 and $43,209, respectively, of Paycheck Protection Program (“PPP”) loans.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

Included in total loans above are deferred loan fees of $1,652 and $2,924 at December 31, 2022 and 2021, respectively. Included in net deferred loan fees as of December 31, 2022 and 2021 is $0 and $1,762, respectively, of net deferred loan fees from PPP loans.

Scheduled maturities of lease financing receivables at December 31, 2022 were as follows:

2023	$4
2024	3,509
2025	5,704
2026	6,940
2027	12,527
Thereafter	8,113
Total	$36,797

Paycheck Protection Program

In response to the novel COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the "CARES Act"), was signed into law on March 27, 2020, to provide national emergency economic relief measures. The CARES Act amended the loan program of the Small Business Administration (the "SBA"), in which Civista participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the "PPP"), to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. During 2020, Civista processed over 2,300 PPP loans totaling $268.3 million.

The Consolidated Appropriations Act 2021, was signed into law on December 27, 2020 to provide an additional funding of $284.5 billion under the PPP and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofit, and Venues Act (the “Relief Act”). This additional funding was made available from original PPP lenders on January 19, 2021, and the deadline (as extended) for submitting applications for PPP Second Draw Loans was May 31, 2021.

Funds provided under the Relief Act were earmarked both for first time PPP borrowers (subject to original PPP eligibility and limits) as well as ‘Second Draw’ Loans for borrowers that already received an original PPP loan. Additional Second Draw eligibility requirements were as follows: (1) entities must have no more than 300 employees, (2) entities must have suffered a 25% of more reduction in gross revenues between comparable quarters in 2019 and 2020, (3) some entities previously excluded are eligible for this round, such as local TV, newspaper, and radio, and (4) loan size limited to 2.5 times average monthly payroll with a maximum allowable amount of $2 million.

During 2021, Civista received SBA approval on, and funded, 1,340 PPP loans totaling $131,109 under the Relief Act.

Loans to principal officers, directors, and their affiliates at year-end 2022 and 2021 were as follows:

	2022	2021
Balance - Beginning of year	$17,447	$8,475
New loans and advances	15,408	15,522
Repayments	(9,255)	(6,693)
Effect of changes to related parties	(2,493)	143
Balance - End of year	$21,107	$17,447

The Company had credit lines to principal officers, directors, and their affiliates with an availability of $8,017 and $6,115 as of December 31, 2022 and 2021, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: Commercial & Agriculture loans, Commercial Real Estate – Owner Occupied loans, Commercial Real Estate – Non-Owner Occupied loans, Residential Real Estate loans, Real Estate Construction loans, Farm Real Estate loans and Consumer and Other loans. Loss migration rates for each risk category are calculated and used as the basis for calculating loan loss allowance allocations. Loss migration rates are calculated over a three-year period for all portfolio segments. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve. The following economic factors are analyzed:

•
Changes in lending policies and procedures
•
Changes in experience and depth of lending and management staff
•
Changes in quality of credit review system
•
Changes in the nature and volume of the loan portfolio
•
Changes in past due, classified and nonaccrual loans and TDRs
•
Changes in economic and business conditions
•
Changes in competition or legal and regulatory requirements
•
Changes in concentrations within the loan portfolio
•
Changes in the underlying collateral for collateral dependent loans

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The Company considers the allowance for loan losses of $28,511 adequate to cover loan losses inherent in the loan portfolio, at December 31, 2022. The following tables present, by portfolio segment, the changes in the allowance for loan losses, the ending allocation of the allowance for loan losses and the loan balances outstanding for the years ended December 31, 2022, 2021 and 2020. The changes can be impacted by overall loan volume, adversely graded loans, historical charge-offs and economic factors.

Allowance for loan losses:

December 31, 2022	Beginning balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$2,600	$(22)	$24	$409	$3,011
Commercial Real Estate:
Owner Occupied	4,464	—	42	59	4,565
Non-Owner Occupied	13,860	—	74	204	14,138
Residential Real Estate	2,597	(97)	163	482	3,145
Real Estate Construction	1,810	—	4	479	2,293
Farm Real Estate	287	—	6	(2)	291
Lease financing receivable	—	(23)	—	452	429
Consumer and Other	176	(80)	27	(25)	98
Unallocated	847	—	—	(306)	541
Total	$26,641	$(222)	$340	$1,752	$28,511

For the year ended December 31, 2022, the Company provided $1,752 to the allowance for loan losses, as compared to a provision of $830 for the year ended December 31, 2021. The increase in the provision was to support strong organic loan growth in the portfolio. Of this increase, $452,000 was provided to cover lease production from our VFG subsidiary since acquisition. Civista strengthened the reserve in 2020 due to the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While conditions improved in 2021 due to vaccinations and booster shots, ongoing challenges due to supply chain and workforce shortages slowed the process improvement. Our risk profile has steadily improved since peak levels, but we remain cautious given the impact of higher inflationary costs, rising interest rates and other pre-recessionary conditions that impact loan customers. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

For the year ended December 31, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances, accompanied by an increase in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, partially offset by a decrease in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, partially offset by a decrease in loss rates and classified loan balances. This was represented as an increase in the provision. The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances. This was represented as an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at December 31, 2022.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for loan losses:

December 31, 2021	Beginning balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$2,810	$(15)	$165	$(360)	$2,600
Commercial Real Estate:
Owner Occupied	4,057	—	7	400	4,464
Non-Owner Occupied	12,451	—	395	1,014	13,860
Residential Real Estate	2,484	(120)	302	(69)	2,597
Real Estate Construction	2,439	—	1	(630)	1,810
Farm Real Estate	338	—	12	(63)	287
Consumer and Other	209	(24)	60	(69)	176
Unallocated	240	—	—	607	847
Total	$25,028	$(159)	$942	$830	$26,641

For the year ended December 31, 2021, the Company provided $830 to the allowance for loan losses, as compared to a provision of $10,112 for the year ended December 31, 2020. The decrease in the provision was due to the stability of our credit quality metrics coupled with the stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations and booster shots in 2021 created some level of optimism in the business community, there remained uncertainty due to the continued concern over increased infections from the Delta and Omicron variants of COVID, and we remained cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry. The lingering economic impacts related to the COVID-19 pandemic included the loss of revenue experienced by our business clients, disruption of supply chains, higher employee wages coupled with workforce shortages and increased costs of materials and services. While some of the pressures eased in 2021, ongoing supply chain and staffing challenges, as well as inflationary pressures remained. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

For the year ended December 31, 2021, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in loss rates. Commercial & Agriculture loan balances decreased during the year mainly from Civista’s participation in the PPP loan program. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, offset by a decrease in classified loans balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, offset by decreases in classified loan balances and loss rates. This was represented as an increase in the provision. The allowance for Residential Real Estate loans increased due to an increase in loss rates for this type of loan. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for loan losses:

December 31, 2020	Beginning balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$2,219	$(20)	$7	$604	$2,810
Commercial Real Estate:
Owner Occupied	2,541	(148)	259	1,405	4,057
Non-Owner Occupied	6,584	—	48	5,819	12,451
Residential Real Estate	1,582	(236)	218	920	2,484
Real Estate Construction	1,250	—	4	1,185	2,439
Farm Real Estate	344	—	13	(19)	338
Consumer and Other	247	(61)	65	(42)	209
Unallocated	—	—	—	240	240
Total	$14,767	$(465)	$614	$10,112	$25,028

For the year ended December 31, 2020, the Company provided $10,112 to the allowance for loan losses. The provision was primarily the result of an increase in Civista’s qualitative factors, primarily changes in international, national, regional and local conditions, related to the economic shutdown driven by the ongoing COVID-19 pandemic. Economic impacts related to the COVID-19 pandemic during 2020 included the loss of revenue by our business clients, disruption of supply chains, additional employee costs for businesses due to the pandemic, higher unemployment rates throughout our footprint and a large number of customers requesting payment relief. The allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances mainly from Civista’s participation in the PPP loan program and by an increase in loss rates, resulting in an increase in the provision. PPP loans are eligible for a 100% guaranty by the U.S. Small Business Administration (“SBA”) and, as a result, the reserve percentage for PPP loans is substantially less than the other loans in this segment. However, in the event of a loss resulting from a default on a PPP loan, and a determination by the SBA that there was a deficiency in the manner on which the PPP loan was originated or funded, the SBA may deny its liability under the guaranty.

For the year ended December 31, 2020, the allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of higher loan balances, an increase in classified loans and the volume of loans in payment deferral, and an increase in loss rates. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, an increase in classified loans and the volume of loans in payment deferral, and an increase in loss rates. This was represented as an increase in the provision. The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of factors related to the COVID-19 pandemic, offset by a decrease in loan balances, represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in general reserves required as a result of an increase in loan balances and an increase in loss rates, represented by an increase in the provision. The allowance for Farm Real Estate loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances. The result was represented as a decrease in the provision. The allowance for Consumer and Other loans decreased due to a decrease in general reserves required as a result of a decrease in loan balances and loss rates. The result was represented as a decrease in the provision.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of December 31, 2022 and December 31, 2021.

December 31, 2022	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$6	$—	$3,005	$3,011
Commercial Real Estate:
Owner Occupied	3	6	4,556	4,565
Non-Owner Occupied	—	—	14,138	14,138
Residential Real Estate	—	1	3,144	3,145
Real Estate Construction	—	—	2,293	2,293
Farm Real Estate	—	—	291	291
Lease financing receivables	—	—	429	429
Consumer and Other	—	—	98	98
Unallocated	—	—	541	541
Total	$9	$7	$28,495	$28,511

Outstanding loan balances:
Commercial & Agriculture	$863	$—	$277,732	$278,595
Commercial Real Estate:
Owner Occupied	1,988	232	368,927	371,147
Non-Owner Occupied	119	—	1,018,617	1,018,736
Residential Real Estate	1,414	392	550,975	552,781
Real Estate Construction	—	—	243,127	243,127
Farm Real Estate	—	—	24,708	24,708
Lease financing receivables	—	—	36,797	36,797
Consumer and Other	1	—	20,774	20,775
Total	$4,385	$624	$2,541,657	$2,546,666

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2021	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for loan losses:
Commercial & Agriculture	$—	$—	$2,600	$2,600
Commercial Real Estate:
Owner Occupied	—	7	4,457	4,464
Non-Owner Occupied	—	—	13,860	13,860
Residential Real Estate	—	11	2,586	2,597
Real Estate Construction	—	—	1,810	1,810
Farm Real Estate	—	—	287	287
Consumer and Other	—	—	176	176
Unallocated	—	—	847	847
Total	$—	$18	$26,623	$26,641

Outstanding loan balances:
Commercial & Agriculture	$—	$—	$246,502	$246,502
Commercial Real Estate:
Owner Occupied	—	187	295,265	295,452
Non-Owner Occupied	—	—	829,310	829,310
Residential Real Estate	290	526	429,244	430,060
Real Estate Construction	—	—	157,127	157,127
Farm Real Estate	—	509	27,910	28,419
Consumer and Other	—	—	11,009	11,009
Total	$290	$1,222	$1,996,367	$1,997,879

The following tables represent credit exposures by internally assigned risk ratings for the periods ended December 31, 2022 and 2021. The remaining loans in the Residential Real Estate, Real Estate Construction and Consumer and Other loan categories that are not assigned a risk grade are presented in a separate table below. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk rating system is based on experiences with similarly graded loans.

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
•
Unrated – Generally, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$273,291	$2,558	$2,746	$—	$278,595
Commercial Real Estate:
Owner Occupied	367,652	734	2,761	—	371,147
Non-Owner Occupied	1,003,942	10,947	3,847	—	1,018,736
Residential Real Estate	114,021	183	5,787	—	119,991
Real Estate Construction	198,734	—	221	—	198,955
Farm Real Estate	24,283	379	46	—	24,708
Lease financing receivables	36,223	—	401	173	36,797
Consumer and Other	839	—	163	—	1,002
Total	$2,018,985	$14,801	$15,972	$173	$2,049,931

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Commercial & Agriculture	$244,787	$526	$1,189	$—	$246,502
Commercial Real Estate:
Owner Occupied	290,617	3,119	1,716	—	295,452
Non-Owner Occupied	764,181	28,042	37,087	—	829,310
Residential Real Estate	77,594	164	4,455	—	82,213
Real Estate Construction	136,149	260	5	—	136,414
Farm Real Estate	27,023	205	1,191	—	28,419
Consumer and Other	764	—	20	—	784
Total	$1,541,115	$32,316	$45,663	$—	$1,619,094

Due to the business disruptions and shut-downs due to the Covid-19 pandemic, in 2020, management offered payment deferments to a number of customers that had previously been current in all respects. Civista instituted an enhanced portfolio management process which included meeting with customers, requesting additional financial information and evaluating cashflow and adjusting risk ratings as conditions warrant. During this process we systematically downgraded a significant number of loans to recognize the increased risk attributed to the pandemic. Additionally, Civista offered longer term deferrals under Section 4013 of the Cares Act, that were also downgraded as appropriate. Based on improved financial performance, Civista upgraded 48% of criticized loans during 2022. The lodging industry was hit the hardest and recovery is taking longer for that segment. Civista believes it has prudently identified risk, assigned appropriate risk ratings, and has a comprehensive portfolio management process to identify and quantify risk.

The following tables present performing and nonperforming loans based solely on payment activity for the years ended December 31, 2022 and December 31, 2021 that have not been assigned an internal risk grade. The types of loans presented here are not assigned a risk grade unless there is evidence of a problem. Payment activity is reviewed by management on a monthly basis to evaluate performance. Loans are considered to be nonperforming when they become 90 days past due or if management thinks that we may not collect all of our principal and interest. Nonperforming loans also include certain loans that have been modified in Troubled Debt Restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions due to economic status. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$432,790	$44,172	$19,773	$496,735
Nonperforming	—	—	—	—
Total	$432,790	$44,172	$19,773	$496,735

December 31, 2021	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$347,847	$20,713	$10,225	$378,785
Nonperforming	—	—	—	—
Total	$347,847	$20,713	$10,225	$378,785

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of December 31, 2022 and 2021.

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$247	$78	$534	$859	$276,873	$863	$278,595	$—
Commercial Real Estate:
Owner Occupied	21	13	76	110	369,049	1,988	371,147	—
Non-Owner Occupied	—	—	1,164	1,164	1,017,453	119	1,018,736	—
Residential Real Estate	3,133	857	1,107	5,097	546,270	1,414	552,781	—
Real Estate Construction	—	—	219	219	242,908	—	243,127	—
Farm Real Estate	7	—	—	7	24,701	—	24,708	—
Lease financing receivables	1,040	—	341	1,381	35,416	—	36,797
Consumer and Other	293	49	74	416	20,358	1	20,775	—
Total	$4,741	$997	$3,515	$9,253	$2,533,028	$4,385	$2,546,666	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$249	$13	$78	$340	$246,162	$—	$246,502	$—
Commercial Real Estate:
Owner Occupied	—	—	106	106	295,346	—	295,452	—
Non-Owner Occupied	—	—	4	4	829,306	—	829,310	—
Residential Real Estate	1,848	879	842	3,569	426,201	290	430,060	—
Real Estate Construction	—	—	—	—	157,127	—	157,127	—
Farm Real Estate	—	—	—	—	28,419	—	28,419	—
Consumer and Other	42	—	9	51	10,958	—	11,009	—
Total	$2,139	$892	$1,039	$4,070	$1,993,519	$290	$1,997,879	$—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans on nonaccrual status, excluding purchased credit-impaired (PCI) loans, as of December 31, 2022 and 2021.

	2022	2021
Commercial & Agriculture	$774	$78
Commercial Real Estate:
Owner Occupied	386	334
Non-Owner Occupied	1,109	4
Residential Real Estate	3,926	3,232
Real Estate Construction	221	5
Farm Real Estate	—	—
Lease financing receivables	—	—
Consumer and Other	91	20
Total	$6,507	$3,673

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although Civista may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the loan is a TDR and the borrower has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months. The gross interest income that would have been recorded on nonaccrual loans in 2022, 2021 and 2020 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $384, $307 and $536, respectively. The amount of interest income on such loans recognized on a cash basis was $451 in 2022, $716 in 2021 and $477 in 2020.

Modifications: A modification of a loan constitutes a TDR when Civista for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Civista offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Real Estate loans modified in a TDR were primarily comprised of interest rate reductions where monthly payments were lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. TDRs accounted for $7 of the allowance for loan losses as of December 31, 2022, $18 as of December 31, 2021 and $35 as of December 31, 2020.

There were no loans modified in a TDR during the twelve month period ended December 31, 2022, 2021 and 2020.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new originations loans, so modified loans present a higher risk of loss than do new origination loans. During the periods ended December 31, 2022, 2021 and 2020, there were no defaults on loans that were modified and considered TDRs during the previous twelve months.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans: Larger (greater than $350) commercial loan, commercial real estate loan and farm real estate loan relationships, all TDRs and residential real estate and consumer loans that are part of a larger relationship are tested for impairment. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$82	$82		$—	$—
Non-Owner Occupied	—	—		—	—
Residential Real Estate	385	410		503	528
Farm Real Estate	—	—		509	509
Total	467	492		1,012	1,037
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	150	150	$6	187	187	$7
Residential Real Estate	7	11	1	23	27	11
Total	157	161	7	210	214	18
Total:
Commercial & Agriculture	—	—	—	—	—	—
Commercial Real Estate:
Owner Occupied	232	232	6	187	187	7
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	392	421	1	526	555	11
Farm Real Estate	—	—	—	509	509	—
Total	$624	$653	$7	$1,222	$1,251	$18

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables include the average recorded investment and interest income recognized for impaired financing receivables as of, and for the years ended, December 31, 2022, 2021 and 2020.

For the year ended:	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$86	$3	$15	$—
Commercial Real Estate:
Owner Occupied	406	22	396	18
Non-Owner Occupied	35	1	23	1
Residential Real Estate	614	33	629	31
Farm Real Estate	381	14	569	24
Total	$1,522	$73	$1,632	$74

For the year ended:	December 31, 2020
	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$88	$4
Commercial Real Estate:
Owner Occupied	520	27
Non-Owner Occupied	243	16
Residential Real Estate	1,361	43
Farm Real Estate	647	26
Total	$2,859	$116

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of December 31, 2022 and 2021, there were no foreclosed assets included in Other assets. As of December 31, 2022 and 2021, the Company had initiated formal foreclosure procedures on $399 and $293, respectively, of Residential Real Estate loans.

Changes in the amortizable yield for PCI loans were as follows, since acquisition:

	At December 31, 2022	At December 31, 2021
	(In Thousands)	(In Thousands)
Balance at beginning of period	$217	$225
Acquisition of PCI loans	—	—
Accretion	(36)	(77)
Transfers from non-accretable to accretable	33	69
Balance at end of period	$214	$217

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	At December 31, 2022	At December 31, 2021
	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
	(In Thousands)
Outstanding balance	$5,220	$512
Carrying amount	4,386	290

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2022 and 2021, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), net of tax, as of December 31, 2022, 2021 and 2020:

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(85,517)	$(18,079)	$(67,438)
Amounts reclassified from accumulated other comprehensive loss	(10)	(2)	(8)
Net unrealized losses on investment securities	(85,527)	(18,081)	(67,446)

Defined benefit plans:
Other comprehensive income before reclassifications	736	155	581
Amounts reclassified from accumulated other comprehensive income	—	—	—
Defined benefit plans, net	736	155	581
Other comprehensive loss	$(84,791)	$(17,926)	$(66,865)

Year Ended December 31, 2021
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(8,570)	$(1,799)	$(6,771)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net unrealized losses on investment securities	(8,571)	(1,799)	(6,772)

Defined benefit plans:
Other comprehensive income before reclassifications	992	209	783
Amounts reclassified from accumulated other comprehensive income	240	50	190
Defined benefit plans, net	1,232	259	973
Other comprehensive loss	$(7,339)	$(1,540)	$(5,799)

Year Ended December 31, 2020
Net unrealized gains on investment securities:
Other comprehensive income before reclassifications	$10,935	$2,297	$8,638
Amounts reclassified from accumulated other comprehensive income	(94)	(20)	(74)
Net unrealized gains on investment securities	10,841	2,277	8,564

Defined benefit plans:
Other comprehensive loss before reclassifications	(1,326)	(279)	(1,047)
Amounts reclassified from accumulated other comprehensive loss	289	61	228
Defined benefit plans, net	(1,037)	(218)	(819)
Other comprehensive income	$9,804	$2,059	$7,745

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2022, 2021 and 2020.

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619	$12,883	$(6,009)	$6,874
Other comprehensive income (loss) beforere classifications	(67,438)	581	(66,857)	(6,771)	783	(5,988)	8,638	(1,047)	7,591
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	(8)	(1)	190	189	(74)	228	154
Net current-period other comprehensive income(loss)	(67,446)	581	(66,865)	(6,772)	973	(5,799)	8,564	(819)	7,745
Ending balance	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss as of December 31, 2022, 2021 and 2020.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
	For the year ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022		2021		2020		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities	$10		$1		$94		Net gain on sale of securities
Tax effect	(2)		—		(20)		Income taxes
	8		1		74
Amortization of defined benefit pension items
Actuarial losses	—	(b)	(240)	(b)	(289)	(b)	Other operating expenses
Tax effect	—		50		61		Income taxes
	—		(190)		(228)
Total reclassifications for the period	$8		$(189)		$(154)

(a)
Amounts in parentheses indicate expenses and other amounts indicate income.
(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	At December 31,
	2022	2021
Land and improvements	$7,919	$6,970
Buildings and improvements	35,138	29,305
Furniture and equipment	63,033	23,786
Total	106,090	60,061
Accumulated depreciation	(42,072)	(37,616)
Premises and equipment, net	$64,018	$22,445

Depreciation expense was $4,456, $1,976 and $2,253 for 2022, 2021 and 2020, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill has increased $48,844 since December 31, 2021 as a result of the Comunibanc Corp. and VFG acquisitions, as discussed in Note 2. The balance of goodwill was $125,695 at December 31, 2022 and $76,851 at December 31, 2021.

Management performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management performed an evaluation of the Company’s goodwill during the fourth quarter of 2022. Based on this test, management concluded that the Company’s goodwill was not impaired at December 31, 2022.

Acquired intangible assets were as follows as of year-end.

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets(1):
Core deposit intangibles	12,953	4,883	8,070	8,527	3,588	4,939
Total core deposit intangible assets	$12,953	$4,883	$8,070	$8,527	$3,588	$4,939

(1)
Excludes fully amortized core deposit intangible assets

Aggregate core deposit intangible amortization expense was $1,296, $890 and $913 for 2022, 2021 and 2020, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance follows:

	2022	2021
Mortgage Servicing Rights:
Beginning of year	$2,642	$2,246
Additions	397	764
Disposals	—	—
Amortized to expense	350	572
Other Charges	—	—
Change in valuation allowance	—	(204)
End of year	$2,689	$2,642

Valuation allowance:
Beginning of year	$—	$204
Additions expensed	—	261
Reductions credited to operations	—	(465)
Direct write-offs	—	—
End of year	$—	$—

The unpaid principal balance of mortgage loans serviced for third parties was $456,149 at December 31, 2022, compared to $405,786 at December 31, 2021 and $353,473 at December 31, 2020.

Aggregate mortgage servicing rights (MSRs) amortization was $350, $572 and $524 for 2022, 2021 and 2020, respectively.

Mortgage loan contractual servicing fees were $1,063, $947 and $634 for 2022, 2021 and 2020, respectively. Mortgage loan contractual servicing fees are included in Other income on the Consolidated Statements of Operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS (Continued)

The fair value of servicing rights was $2,689 and $2,642 at year-end 2022 and 2021, respectively. Fair value at year-end 2022 was determined using a discount rate of 12.0%, prepayment speeds ranging from 5.0% to 20.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.14%. Fair value at year-end 2021 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.0% to 35.0%, depending on the stratification of the specific right, and a default rate of 0.41%.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2023	$140	$1,581	$1,721
2024	140	1,489	1,629
2025	140	1,311	1,451
2026	139	1,193	1,332
2027	137	1,071	1,208
Thereafter	1,993	1,425	3,418
	$2,689	$8,070	$10,759

NOTE 9 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 2022 and 2021 were as follows:

	2022	2021
Demand	$527,879	$537,510
Savings and Money markets	876,427	843,837
Certificates of Deposit:
$250 and over	45,380	55,011
Other	227,886	149,521
Individual Retirement Accounts	46,079	41,916
Total	$1,723,651	$1,627,795

Scheduled maturities of certificates of deposit, including IRAs at December 31, 2021 were as follows:

2023	$249,487
2024	51,494
2025	8,172
2026	5,539
2027	3,372
Thereafter	1,281
Total	$319,345

Deposits from the Company’s principal shareholders, officers, directors, and their affiliates at year-end 2022 and 2021 were $10,166 and $7,690, respectively.

As of December 31, 2022, CDs and IRAs totaling $50,349 met or exceeded the FDIC’s insurance limit of $250,000.

As of December 31, 2022, brokered deposits totaled $96,400.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	At December 31, 2022		At December 31, 2021
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance at year end	$—	$393,700	$—	$—
Maximum indebtedness during the year	50,000	435,500	50,000	—
Average balance during the year	137	66,875	137	—
Average rate paid during the year	4.38%	3.84%	0.73%	—
Interest rate on year end balance	—	4.24%	—	—

	At December 31, 2020
	Federal Funds Purchased	Short-term Borrowings
Outstanding balance at year end	$—	$—
Maximum indebtedness during the year	50,000	102,700
Average balance during the year	228	8,151
Average rate paid during the year	0.35%	1.64%
Interest rate on year end balance	—	—

Average balances during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was 20.2 days at December 31, 2022. At December 31, 2021 and 2020, there were no short-term borrowings with outstanding balances.

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances from the FHLB were $3,578 and $75,000 at December 31, 2022 and December 31, 2021, respectively. Outstanding balances have a maturity dates between July 2023 and June 2028 with fixed rates ranging from 1.18% to 2.97%. The average rate on outstanding advances was 2.21% at December 31, 2022. Outstanding advances are prepayable in whole or in part and could be subject to a termination fee.

Other borrowings totaled $15,516 at December 31, 2022, and include borrowings assumed in the acquisition of VFG. The weighted average rate on these borrowings was 5.67% and the weighted average life was 39 months.

Scheduled principal reductions of FHLB advances outstanding at December 31, 2022 were as follows:

2023	$1,246
2024	880
2025	636
2026	469
2027	273
Thereafter	74
Total	$3,578

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)

In addition to FHLB borrowings, the Company had outstanding letters of credit with the FHLB totaling $57,510 and $21,300 at year-end 2022 and 2021, respectively, used for pledging to secure public funds. FHLB borrowings and the letters of credit were collateralized by FHLB stock and by $932,373 and $737,389 of residential mortgage loans under a blanket lien arrangement at year-end 2022 and 2021, respectively.

The Company had a FHLB maximum borrowing capacity of $829,458 as of December 31, 2022, with remaining borrowing capacity of approximately $374,670. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated at least quarterly.

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of December 31, 2022 and 2021. All of the repurchase agreements are overnight agreements.

	December 31, 2022	December 31, 2021
Securities pledged for repurchase agreements:
U.S. Treasury securities	$25,143	$16,478
Obligations of U.S. government agencies	—	9,017
Total securities pledged	$25,143	$25,495
Gross amount of recognized liabilities for repurchase agreements	$25,143	$25,495
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Information concerning securities sold under agreements to repurchase was as follows:

	2022	2021	2020
Outstanding balance at year end	$25,143	$25,495	$28,914
Average balance during the year	24,390	24,390	24,390
Average interest rate during the year	0.05%	0.09%	0.10%
Maximum month-end balance during the year	$26,044	$34,200	$31,885
Weighted average interest rate at year end	0.05%	0.05%	0.10%

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 13 - SUBORDINATED DEBENTURES

The following table summarizes the Company's subordinated debentures at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Subordinated Note - fixed interest rate until November 30, 2026 then variable interest rate equal to SOFR plus 2.19%, the rate was 3.25% at December 31, 2022 and 2021, respectively - $75,000 maturing December 31, 2031	$73,450	$73,386
First Citizens Statutory Trust II - variable interest equal to 3-month LIBOR plus 3.15%, which was 6.79% and 3.28% at December 31, 2022 and 2021, respectively - $7,732 maturing March 26, 2033	7,732	7,732
First Citizens Statutory Trust III - variable interest equal to 3-month LIBOR plus 2.25%, which was 5.78% and 2.37% at December 31, 2022 and 2021, respectively - $12,887 maturing September 20, 2034	12,887	12,887
First Citizens Statutory Trust IV - variable interest equal to 3-month LIBOR plus 1.60%, which was 4.89% and 1.72% at December 31, 2022 and 2021, respectively - $5,155 maturing March 23, 2037	5,155	5,155
Futura TPF Trust I - variable interest rate equal to 3-month LIBOR plus 1.66%, which was 4.95% and 1.78% at December 31, 2022 and 2021, respectively - $2,578 maturing June 15, 2035	2,578	2,578
Futura TPF Trust II - variable interest rate equal to 3-month LIBOR plus 1.66%, which was 4.95% and 1.78% at December 31, 2022 and 2021, respectively - $2,070 maturing June 15, 2035	1,997	1,997
Total subordinated debentures	$103,799	$103,735

On November 30, 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031. The Notes have a stated maturity of December 31, 2031.

The Notes will initially bear interest at a fixed rate of 3.25% per annum, from and including November 30, 2021, to but excluding December 1, 2026, with interest payable semi-annually in arrears. From and including December 1, 2026, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (SOFR) plus 219 basis points, with interest during such period payable quarterly in arrears. If three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of Notes and underlying Indenture.

Prior to December 1, 2026, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances as set forth in the Indenture. On or after December 1, 2026, the Company may, at its option, redeem the Notes, in whole or in part, on any interest payment date, subject to the receipt of any required regulatory approvals.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.

On March 26, 2003, the Company formed First Citizens Statutory Trust II. The Company issued $7,700 of subordinated debentures to First Citizens Statutory Trust II in exchange for ownership of all the common securities of the First Citizens Statutory Trust II. The Company is not considered the primary beneficiary of First Citizens Statutory Trust II; therefore, the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of the trust was $232 and is included in Other assets.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 13 - SUBORDINATED DEBENTURES (Continued)

On September 20, 2004, the Company formed First Citizens Statutory Trust III. The Company issued $12,900 of subordinated debentures to First Citizens Statutory Trust III in exchange for ownership of all the common securities of the First Citizens Statutory Trust III. The Company is not considered the primary beneficiary of First Citizens Statutory Trust III; therefore, the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of the trust was $387 and is included in Other assets.

On March 23, 2007, the Company formed First Citizens Statutory Trust IV. The Company issued $5,200 of subordinated debentures to First Citizens Statutory Trust IV in exchange for ownership of all the common securities of the First Citizens Statutory Trust IV. The Company is not considered the primary beneficiary of First Citizens Statutory Trust IV; therefore, the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of the trust was $155 and is included in Other assets.

In conjunction with the acquisition of Futura Banc Corp. ("Futura") on December 17, 2007, the Company assumed $4,700 of subordinated debentures that were recorded at a fair value of $4,600 at the time of acquisition. On June 15, 2005, Futura issued $2,600 of subordinated debentures to Futura TPF Trust I in exchange for ownership of all the common securities of the trust. On June 15, 2005, Futura issued $2,100 of subordinated debentures to Futura TPF Trust II in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of Futura TPF Trust I or Futura TPF Trust II; therefore, the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of the trusts was $148 and is included in Other assets.

For all the debentures mentioned above, interest is payable quarterly. The debentures and the common securities issued by each of the trusts are redeemable in whole or in part on dates specified in the trust indenture document. All of the subordinated debentures mentioned above may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 14 - INCOME TAXES

Income taxes were as follows for the years ended December 31:

	2022	2021	2020
Current	$6,973	$5,111	$6,947
State	152	587	270
Deferred	483	1,319	(2,277)
Income taxes	$7,608	$7,017	$4,940

Effective tax rates differed from the statutory federal income tax rate of 21% in 2022, 2021 and 2020 due to the following:

	2022	2021	2020
Income taxes computed at the statutory federal tax rate	$9,878	$9,988	$7,798
Add (subtract) tax effect of:
Nontaxable interest income, net of nondeductible interest expense	(1,666)	(1,315)	(1,293)
Low income housing tax credit	(679)	(1,402)	(1,186)
Cash surrender value of BOLI	(207)	(252)	(205)
Other	282	(2)	(174)
Income tax expense	$7,608	$7,017	$4,940

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 14 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2022	2021
Deferred tax assets
Allowance for loan losses	$6,106	$5,595
Deferred compensation	1,143	1,213
Pension costs	—	56
Intangible assets	154	231
Net operating loss carryforward	699	—
Deferred loan fees	347	614
Unrealized gain on securities available for sale	14,218	—
Unrealized gain on securities purchased	1,966	258
Other	295	455
Deferred tax asset	24,928	8,422
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(2,124)	(973)
Discount accretion on securities	(244)	(86)
FHLB stock dividends	(822)	(969)
Purchase accounting adjustments	(2,220)	—
Unrealized gain on securities available for sale	—	(3,806)
Prepaids	(334)	(276)
Other	(735)	(1,243)
Deferred tax liability	(6,479)	(7,353)
Net deferred tax asset	$18,449	$1,069

No valuation allowance was established at December 31, 2022 and 2021, due to the Company’s ability to carryforward net operating losses to taxes paid in future years and certain tax strategies, coupled with the anticipated future income as evidenced by the Company’s earning potential.

The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company records interest and penalties, if any, in other interest income.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal tax returns for taxable years through 2018 have been closed for purposes of examination by the Internal Revenue Service. At December 21, 2022, the Company had $3.3 million in net operating losses subject to 382 limitations. No valuation allowance is recorded as these are expected to be fully utilized and have no expiration.

NOTE 15 - RETIREMENT PLANS

The Company sponsors a savings and retirement 401(k) plan, which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $1,377, $1,258 and $1,226 in 2022, 2021 and 2020, respectively. The Company’s matching contribution is 100% of an employee’s first three percent contributed and 50% of the next two percent contributed.

The Company also sponsors a pension plan which is a noncontributory defined benefit retirement plan for all employees who have attained the age of 20 1 ⁄ 2, completed six months of service and work 1,000 or more hours per year. Annual payments, subject to the maximum amount deductible for federal income tax purposes, are made to a pension trust fund. In 2006, the Company amended the pension plan to provide that no employee could be added as a participant to the pension plan after December 31, 2006. In April 2014, the Company amended the pension plan again to provide that no additional benefits would accrue beyond April 30, 2014.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

In October 2015, the Company, on behalf of it and its subsidiaries, entered into Pension Shortfall Agreements (the “Shortfall Agreements”) with ten employees of Civista. When the Company ceased accruals to its defined benefit pension plan on April 30, 2014, the circumstances of some participants with limited periods until their anticipated retirement dates would not permit them to use other available alternatives to make up for the shortfall in their expected pension. The Company calculated the total amount of the shortfall for each of the referenced individuals after considering its contributions to other retirement benefits. Pension shortfall expense was $145 in 2022, $130 in 2021 and $130 in 2020. Included in pension shortfall expense was interest expense, totaling $24, $9 and $9 in 2022, 2021 and 2020, respectively, which was also recorded in and credited to the accounts of the ten individuals covered by this plan.

Information about the pension plan is as follows:

	2022	2021
Change in benefit obligation:
Beginning benefit obligation	$15,384	$16,656
Service cost	—	—
Interest cost	392	378
Curtailment gain	—	—
Settlement loss	—	—
Actuarial (gain)/loss	(3,455)	(921)
Benefits paid	(2,198)	(711)
Settlement payments	—	(18)
Ending benefit obligation	10,123	15,384
Change in plan assets, at fair value:
Beginning plan assets	15,120	15,257
Actual return	(1,988)	574
Employer contribution	—	—
Benefits paid	(2,198)	(711)
Settlement payments	—	—
Administrative expenses	—	—
Ending plan assets	10,934	15,120
Funded status at end of year	$811	$(264)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, consist of unrecognized actuarial loss of $5,274, net of $1,402 tax in 2022 and $5,855, net of $1,556 tax in 2021.

The accumulated benefit obligation for the defined benefit pension plan was $10,123 at December 31, 2022 and $15,384 at December 31, 2021.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

The components of net periodic pension expense were as follows:

	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	392	378	484
Expected return on plan assets	(732)	(574)	(748)
Net amortization and deferral	—	240	289
Net periodic pension cost (benefit)	(340)	44	25
Additional loss due to settlement	—	—	—
Total pension cost (benefit)	$(340)	$44	$25

Net loss (gain) recognized in other comprehensive income	$(736)	$(854)	$986
Total recognized in net periodic benefit cost and other comprehensive loss (before tax)	$(1,076)	$(810)	$1,011

The components of net periodic benefit cost other than the service cost component are included in the line item “Other operating expenses” in the Consolidated Statement of Operations.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $28. The Company incurred settlement costs in 2022, 2021 and 2020 of $0, $(18) and $0, respectively.

The weighted average assumptions used to determine benefit obligations at year-end were as follows:

	2022	2021	2020
Discount rate on benefit obligation	4.95%	2.74%	2.39%
Long-term rate of return on plan assets	4.84%	3.84%	4.44%
Rate of compensation increase	0.00%	0.00%	0.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2022	2021	2020
Discount rate on benefit obligation	2.74%	2.39%	3.13%
Long-term rate of return on plan assets	3.84%	4.44%	4.96%
Rate of compensation increase	0.00%	0.00%	0.00%

The Company uses long-term market rates to determine the discount rate on the benefit obligation. Declines in the discount rate lead to increases in the actuarial loss related to the benefit obligation.

The expectation for long-term rate of return on the pension assets and the expected rate of compensation increases are reviewed periodically by management in consultation with outside actuaries and primary investment consultants. Factors considered in setting and adjusting these rates are historic and projected rates of return on the portfolio and historic and estimated rates of increases of compensation. Since the pension plan is frozen, the rate of compensation increase used to determine the benefit obligation for 2022, 2021 and 2020 was zero.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

The Company’s pension plan asset allocation at year-end 2022 and 2021 and target allocation for 2023 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2023	2022	2021
Equity securities	0-30%	20.0%	20.0%
Debt securities	70-100	80.0	80.0
Total		100.0%	100.0%

The Company developed the pension plan investment policies and strategies for plan assets with its pension management firm. The assets are currently invested in seven diversified investment funds, which include four equity funds and three bond funds. The long-term guidelines from above were created to maximize the return on portfolio assets while reducing the risk of the portfolio. The management firm may allocate assets among the separate accounts within the established long-term guidelines. Transfers among these accounts will be at the management firm’s discretion based on their investment outlook and the investment strategies that are outlined at periodic meetings with the Company. The expected long-term rate of return on the plan assets was 4.84% in 2022 and 3.84% in 2021. This return is based on the expected return for each of the asset categories, weighted based on the target allocation for each class.

The Company does not expect to make any contribution to its pension plan in 2023. Employer contributions totaled $0 in 2021 and 2021. An increase in the benefit obligations, offset by a decrease in the fair value of plan assets led to a decrease in the deficit from $264 at December 31, 2021 to a funded status of $811 at December 31, 2022.

Common/Collective Trust Funds

Valued at the daily NAV as reported by the funds. These funds are not traded in an active market or exchange, and the NAV per unit is calculated by dividing the net assets of the fund by the number of units outstanding, which includes observable inputs. The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the pension plan believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy tables.

Fair Value of Investments in Entities That Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of December 31, 2022 and 2021, respectively:

December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$10,934	N/A	Daily	Daily

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

December 31, 2021	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$15,120	N/A	Daily	Daily

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Pension Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Expected benefit payments, which reflect expected future service, are as follows:

2023	$284
2024	333
2025	410
2026	451
2027	479
2028 through 2031	3,428
Total	$5,385

Supplemental Retirement Plan

Civista established a supplemental retirement plan (“SERP”) in 2013, which covers key members of management. Under the SERP, participants will receive annually, following retirement, a percentage of their base compensations at the time of their retirement for a maximum of ten years. The SERP liability recorded at December 31, 2022, was $3,580, compared to $3,334 at December 31, 2021. The expense related to the SERP was $420, $404 and $429 for 2022, 2021 and 2020, respectively. Distributions to participants made in 2022, 2021 and 2020 totaled $173, $167, and $168, respectively.
NOTE 16 - EQUITY INCENTIVE PLAN

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 117,662 shares available for grants under this plan at December 31, 2022.

No options had been granted under the 2014 Incentive Plan as of December 31, 2022 and 2021.

In recent years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares under the Company’s 2014 Incentive Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the twelve months ended December 31, 2022, 2021 and 2020, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. An aggregate of 8,098, 8,792 and 14,266 common shares were issued to Civista directors in 2022, 2021 and 2021, respectively, as payment of their retainer for their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $189, $196 and $196, respectively.

The Company includes share-based compensation for employees as “Compensation expense” in the Consolidated Statements of Operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 16 - EQUITY INCENTIVE PLAN (Continued)

The following is a summary of the status of the Company’s restricted shares, and changes therein during the twelve months ended December 31, 2022:

	December 31, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	69,840	$20.14
Granted	31,774	24.51
Vested	(27,728)	24.28
Forfeited	(3,411)	21.88
Nonvested at end of period	70,475	21.88

The following is a summary of the status of the Company’s awarded restricted shares as of December 31, 2022:

At December 31, 2022
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
April 10, 2018	1,470	$—	0.00
March 14, 2019	4,034	40	1.00
March 14, 2020	4,304	—	0.00
March 14, 2020	6,669	90	2.00
March 3, 2021	10,858	150	3.00
March 3, 2021	13,692	131	1.00
March 3, 2022	12,424	236	4.00
March 3, 2022	17,024	258	2.00
	70,475	$905	2.09

During the twelve months ended December 31, 2022, 2021 and 2020, the Company recorded share-based compensation expense of $630, $506 and $421, respectively, and director retainer fees of $189, $196 and $196, respectively, for shares granted under the 2014 Incentive Plan. At December 31, 2022, the total compensation cost related to unvested awards not yet recognized was $905, which is expected to be recognized over the weighted average remaining life of the grants of 2.09 years.

NOTE 17 - FAIR VALUE MEASUREMENT

U.S. generally accepted accounting principles establish a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows: Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Company’s own view about the assumptions that market participants would use in pricing an asset.

Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

Equity securities: The Company has two types of equity securities, one is not actively traded in an open market, while the other is listed on an exchange and is less frequently traded. The fair value of the equity security available for sale not actively traded in an open market is determined by using market data inputs for similar securities that are observable. (Level 2 inputs).

Fair value swap asset/liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date and classified Level 2.

Impaired loans: The Company generally measures impairment on impaired loans based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table below as a Level 3 measurement.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value are summarized below.

Fair Value Measurements at December 31, 2022 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,029	$—
Obligations of states and political subdivisions	—	317,248	—
Mortgage-backed securities in government sponsored entities	—	237,125	—
Total securities available for sale	—	615,402	—
Equity securities	—	2,190	—
Swap asset	—	16,579	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	16,579	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,689

Fair Value Measurements at December 31, 2021 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$47,890	$—
Obligations of states and political subdivisions	—	298,836	—
Mortgage-backed securities in government sponsored entities	—	213,148	—
Total securities available for sale	—	559,874	—
Equity securities	—	1,072	—
Swap asset	—	11,072	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,072	—
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$11
Mortgage servicing rights	—	—	2,642

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

The following tables presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,689	Discounted Cash Flows	Constant Prepayment Rate	5% -20%	7%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$11	Appraisal of collateral	Appraisal adjustments	10%	10%
			Holding period	24 months	24 months
Mortgage Servicing Rights	$2,642	Discounted Cash Flows	Constant Prepayment Rate	8% -35%	15%
			Discount Rate	12%	12%

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

December 31, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$43,361	$43,361	$43,361	$—	$—
Other securities	33,585	33,585	33,585	—	—
Loans, held for sale	683	698	698	—	—
Loans, net of allowance for loan losses	2,518,155	2,160,920	—	—	2,160,920
Bank owned life insurance	53,543	53,543	53,543	—	—
Accrued interest receivable	11,178	11,178	11,178	—	—
Financial Liabilities:
Nonmaturing deposits	2,300,215	2,300,215	2,300,215	—	—
Time deposits	319,769	318,886	—	—	318,886
Short-term FHLB advances	393,700	393,247	393,247	—	—
Long-term FHLB advances	3,578	3,534	—	—	3,534
Securities sold under agreement to repurchase	25,143	25,143	25,143	—	—
Subordinated debentures	103,799	98,513	—	—	98,513
Other borrowings	15,516	15,806	—	—	15,806
Accrued interest payable	668	668	668	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

December 31, 2021	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$265,969	$265,969	$265,969	$—	$—
Other securities	17,011	17,011	17,011	—	—
Loans, held for sale	1,972	2,011	2,011	—	—
Loans, net of allowance for loan losses	1,971,238	1,945,638	—	—	1,945,638
Bank owned life insurance	47,176	47,176	47,176	—	—
Accrued interest receivable	7,385	7,385	7,385	—	—
Financial Liabilities:
Nonmaturing deposits	2,170,253	2,170,253	2,170,253	—	—
Time deposits	246,448	247,053	—	—	247,053
Long-term FHLB advances	75,000	75,930	—	—	75,930
Securities sold under agreement to repurchase	25,495	25,495	25,495	—	—
Subordinated debentures	102,813	111,118	—	—	111,118
Accrued interest payable	315	315	315	—	—

NOTE 18 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit:
Lines of credit and construction loans	$42,184	$599,185	$33,542	$455,777
Overdraft protection	10	45,182	7	54,034
Letters of credit	960	630	615	731
	$43,154	$644,997	$34,164	$510,542

Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above had interest rates ranging from 3.25% to 8.00% at December 31, 2022 and 3.25% to 8.00% at December 31, 2021. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $0 on December 31, 2022 and December 31, 2021, respectively.

CBI and Civista are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated balance sheet or results of operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 19 - CAPITAL REQUIREMENTS AND RESTRICTION ON RETAINED EARNINGS

CBI and Civista (collectively, the “Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary -actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of the Companies’ assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements, and regulatory capital standards. The Companies’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2022, that the Companies met all capital adequacy requirements to which they were subject.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 19 - CAPITAL REQUIREMENTS AND RESTRICTION ON RETAINED EARNINGS (Continued)

As of December 31, 2022, and 2021, the most recent notification from the Federal Reserve Bank categorized Civista as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Civista must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Civista’s category.

The Company’s and Civista’s actual capital levels and minimum required capital levels at December 31, 2022 and 2021 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Total Risk Based Capital
Consolidated	$395,125	14.5%	$217,681	8.0%	n/a	n/a
Civista	366,377	13.4	219,357	8.0	$274,196	10.0%
Tier I Risk Based Capital
Consolidated	293,164	10.8	163,261	6.0	n/a	n/a
Civista	337,866	12.3	164,517	6.0	219,357	8.0
CET1 Risk Based Capital
Consolidated	263,736	9.7	122,446	4.5	n/a	n/a
Civista	337,866	12.3	123,388	4.5	178,227	6.5
Leverage
Consolidated	293,164	8.9	131,479	4.0	n/a	n/a
Civista	337,866	10.3	131,240	4.0	164,050	5.0
2021
Total Risk Based Capital
Consolidated	$394,164	19.2%	$164,498	8.0%	n/a	n/a
Civista	338,383	16.5	164,483	8.0	$205,604	10.0%
Tier I Risk Based Capital
Consolidated	295,064	14.3	123,373	6.0	n/a	n/a
Civista	312,671	15.2	123,362	6.0	164,483	8.0
CET1 Risk Based Capital
Consolidated	265,637	12.9	92,530	4.5	n/a	n/a
Civista	312,671	15.2	92,522	4.5	133,642	6.5
Leverage
Consolidated	295,064	10.2	115,543	4.0	n/a	n/a
Civista	312,671	10.8	115,408	4.0	144,260	5.0

CBI’s primary source of funds for paying dividends to its shareholders and for operating expense is the cash accumulated from dividends received from Civista. Payment of dividends by Civista to CBI is subject to restrictions by Civista’s regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory requirements. At December 31, 2022, Civista had $55,501 of net profits available to pay dividends to CBI without requiring regulatory approval.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CBI follows:

	December 31,
Condensed Balance Sheets	2022	2021
Assets:
Cash	$21,812	$45,800
Equity securities	2,190	1,072
Investment in bank subsidiary	414,263	408,255
Investment in nonbank subsidiaries	3,236	4,396
Other assets	3,332	2,016
Total assets	$444,833	$461,539
Liabilities:
Deferred income taxes and other liabilities	$6,199	$2,592
Subordinated debentures	103,799	103,735
Total liabilities	109,998	106,327
Shareholders’ Equity:
Common stock	310,182	277,741
Accumulated earnings	156,492	125,558
Treasury stock	(73,794)	(56,907)
Accumulated other comprehensive income (loss)	(58,045)	8,820
Total shareholders’ equity	334,835	355,212
Total liabilities and shareholders’ equity	$444,833	$461,539

	For the years ended December 31,
Condensed Statements of Operations	2022	2021	2020
Dividends from bank subsidiaries	$26,300	$19,900	$15,300
Dividends from non-bank subsidiaries	1,150	1,000	440
Interest expense	(3,781)	(956)	(945)
Pension expense	340	(47)	(25)
Other expense, net	(2,384)	(1,004)	(1,241)
Income before equity in undistributed net earnings of subsidiaries	21,625	18,893	13,529
Income tax benefit	1,140	425	475
Equity in undistributed net earnings of subsidiaries	16,662	21,228	18,188
Net income	$39,427	$40,546	$32,192
Comprehensive income (loss)	$(27,438)	$34,747	$39,937

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

	For the years ended December 31,
Condensed Statements of Cash Flows	2022	2021	2020
Operating activities:
Net income	$39,427	$40,546	$32,192
Adjustment to reconcile net income to net cash from operating activities:
Change in other assets and other liabilities	4,587	2,495	1,925
Equity in undistributed net earnings of subsidiaries	(16,662)	(21,228)	(18,188)
Net cash from operating activities	27,352	21,813	15,929
Investing activities:
Disposal of minority interest	—	11,500	—
Acquisition and additional capitalization of subsidiary, net of cash acquired	(25,960)	(50,000)	—
Net cash used for investing activities	(25,960)	(38,500)	—
Financing activities:
Proceeds from subordinated debenture, net of issuance costs	—	73,386	—
Purchase of treasury stock	(16,887)	(22,309)	(13,454)
Cash dividends paid	(8,493)	(8,036)	(7,118)
Net cash provided by (used for) financing activities	(25,380)	43,041	(20,572)
Net change in cash and cash equivalents	(23,988)	26,354	(4,643)
Cash and cash equivalents at beginning of year	45,800	19,446	24,089
Cash and cash equivalents at end of year	$21,812	$45,800	$19,446

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 21 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2022	2021	2020
Basic
Net income	$39,427	$40,546	$32,192
Less allocation of earnings and dividends to participating securities	498	173	98
Net income available to common shareholders—basic	$38,929	$40,373	$32,094
Weighted average common shares outstanding	15,162,032	15,408,863	16,129,875
Less average participating securities	191,402	65,648	49,012
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	14,970,630	15,343,215	16,080,863
Basic earnings per share	$2.60	$2.63	$2.00
Diluted
Net income available to common shareholders—basic	$38,929	$40,373	$32,094
Net income available to common shareholders—diluted	$38,929	$40,373	$32,094
Weighted average common shares outstanding used in the calculation of earnings per common share basic	14,970,630	15,343,215	16,080,863
Add: dilutive effects of convertible preferred shares	—	—	—
Average shares and dilutive potential common shares outstanding—diluted	14,970,630	15,343,215	16,080,863
Diluted earnings per share	$2.60	$2.63	$2.00

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the equity incentive plan, computed using the treasury stock method, and the impact of the Company’s convertible preferred shares using the “if converted” method.
NOTE 22 - DERIVATIVES

To accommodate customer need and to support the Company’s asset/liability positioning, on occasion we enter into interest rate swaps with a customer and a bank counterparty. The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed rate swap with a bank counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a bank counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customer to effectively convert variable rate loans to fixed rate loans. Since the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations unless a significant difference in credit risk emerges between the counterparties at either end of one of the swap contracts. None of the Company’s derivatives are designated as hedging instruments.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 22 - DERIVATIVE HEDGING INSTRUMENTS (Continued)

The Company presents derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet as of December 31:

	2022		2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$6,980	$269	$173,490	$11,072
Counterparty positions with financial institutions in an asset position	212,570	16,310	—	—
Total included in other assets		$16,579		$11,072

Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$205,590	$16,579	$71,328	$1,628
Counterparty positions with financial institutions in an asset position	—	—	71,328	(1,628)
Counterparty positions with financial institutions in a liability position	—	—	173,490	11,072
Total included in accrued expenses and other liabilities		$16,579		$11,072

Gross notional positions with customers	$212,570		$244,818
Gross notional positions with financial institution counterparties	$212,570		$244,818

The effect of swap fair value changes on the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	2022	2021	2020
Interest rate swaps related to customer loans	Other income	$—	$64	$(64)
Total		$—	$64	$(64)

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in the fair value of derivatives with “Other” in the Consolidated Statements of Operation. Any fees paid to enter the swap contract at inception are recognized in earnings when received. Such fees amounted to $247 and $207 during the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company did not have any cash or securities pledged as collateral on its interest rate swaps with third party financial institutions. At December 31, 2021, the Company had cash and securities at fair value pledged as collateral on its interest rate swaps with third party financial institutions of $10,780 and $509, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 23 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2022 and 2021, the balance of the Company’s investments in qualified affordable housing projects was $14,149 and $13,093, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,634 and $5,706 at December 31, 2022 and 2021, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,086, $818 and $661, respectively, which was included within pre-tax income on the Consolidated Statements of Operations.

Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company recognized tax credits and other benefits from its investments in affordable housing tax credits of $1,391, $1,402 and $1,186, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

NOTE 24 – REVENUE RECOGNITION

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue associated with financial instruments, including revenue from loans and securities are outside the scope of the new standard and accounted for under existing GAAP. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope of the new guidance. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 24 – REVENUE RECOGNITION (Continued)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022, 2021 and 2020.

	For the years ended December 31,
	2022	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges	$7,074	$5,905	$5,288
ATM/Interchange fees	5,499	5,443	4,472
Wealth management fees	4,902	4,857	3,981
Tax refund processing fees	2,375	2,375	2,375
Other	4,686	1,055	831
Noninterest Income (in-scope of Topic 606)	24,536	19,635	16,947
Noninterest Income (out-of-scope of Topic 606)	4,540	11,817	11,235
Total Noninterest Income	$29,076	$31,452	$28,182

NOTE 25 - LEASES

We have operating leases for several branch locations and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease (e.g., common-area or other maintenance costs) components. The Company accounts for each component separately based on the standalone price of each component. In addition, we have several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use (ROU) assets and lease liabilities.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

NOTE 25 – LEASES (Continued)

The balance sheet information related to our operating leases were as follows as of December 31, 2022 and 2021:

	Classification on the Consolidated Balance Sheet	December 31, 2022	December 31, 2021
Assets:
Operating lease	Other assets	$2,108	$2,314
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,108	$2,314

The cost components of our operating leases were as follows for the periods ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Lease cost
Operating lease cost	$445	$427
Short-term lease cost	182	161
Sublease income	(29)	(29)
Total lease cost	$598	$559

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2023	$494
2024	487
2025	308
2026	258
2027	259
Thereafter	468
Total lease payments	$2,274
Less: Imputed Interest	166
Present value of lease liabilities	$2,108

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2022:

Weighted-average remaining lease term - operating leases (years)	4.29
Weighted-average discount rate - operating leases	2.90%

The Company is the lessor of equipment under operating leases to a wide variety of customers, from commercial and industrial to government and healthcare. The operating lease assets are presented on the balance sheet as Premises and equipment. The Company records lease revenue over the term of the lease and retains ownership of the related assets which are depreciated over the estimated useful life, normally two to six years.

The Company also leases equipment to customers under direct financing leases. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values are presented on the

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(Amounts in thousands, except share data)

balance sheet as Loans. The excess of the lease receivables and residual values over the cost of the equipment is recorded as unearned lease income and will be recognized over the lease term, normally two to six years as well.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2022, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Audit Report of the Registered Public Accounting Firm

The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2022 that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 – Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation –Section 16(a) Reports”, “Board of Director Meetings and Committees – Committees of the Board – Audit Committee”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2023 Proxy Statement is incorporated herein by reference in response to this Item.

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “Corporate Governance – Nominating Procedure” in the 2023 Proxy Statement. The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2022 annual meeting of shareholders held on April 19, 2022.

Item 11. Executive Compensation.

The information contained under the captions “2022 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2023 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2023 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the Company’s 2014 Incentive Plan at December 31, 2022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Directors, Officers and Related Persons” in the 2023 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2023 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents filed as a Part of the Report
1.
Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are filed as part of this document under Item 8.

Report of Independent Registered Public Accounting Firm on Financial Statements (PCAOB ID: 686)

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Operations - For the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income - For the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity - For the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows - For the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated January 10, 2022 by and between Civista Bancshares, Inc. and Comunibanc Corp.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on January 10, 2022 and incorporated herein by reference. (File No. 001-36192).
2.2	Stock Purchase Agreement, dated as of September 29, 2022, by and among Civista Bancshares, Inc., Vision Financial Group, Inc., and Frederick Summers	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated September 29, 2022 and filed on September 30, 2022 and incorporated herein by reference. (File No. 001-36192).
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 16, 2018 and incorporated herein by reference (File No. 001-36192).
3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008).

Filed as Exhibit 3.2 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 8, 2017 and incorporated herein by reference. (File No. 001-36192)

4.1	Indenture dated November 30, 2021, by and between Civista Bancshares, Inc. and UMB Bank, National Association, as Trustee.	Filed as Exhibit 4.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 30, 2022 and incorporated herein by reference (File No. 001-36192).
4.2	Forms of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.	Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto.
4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.4	Description of Capital Stock of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2021 and incorporated herein by reference (File No. 001-36192).
10.1*	Form of Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.6*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)

Exhibit	Description	Location
10.7*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 and incorporated herein by reference (File No. 1-36192).
10.8*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.9*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
21.1	Subsidiaries of Civista Bancshares, Inc	Included herewith
23.1	Consent of FORVIS, LLP	Included herewith
23.2	Consent of S.R. Snodgrass, P.C.	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101

The following materials from Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements .

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2023 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Lorina W. Wise	/s/ Allen R. Nickles, CPA , CFE , CICA
Lorina W. Wise, Director	Allen R. Nickles, CPA, CFE , CICA , Director

/s/ Harry Singer	/s/ Julie A. Mattlin
Harry Singer, Director	Julie A. Mattlin, Director

/s/ Todd A. Michel	/s/ M. Patricia Oliver
Todd A. Michel, Senior Vice President,	M. Patricia Oliver, Director
(Principal Accounting Officer)

/s/ James O. Miller	/s/ Daniel J. White
James O. Miller, Chairman of the Board	Daniel J. White, Director

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Director	Dennis G. Shaffer, President & CEO, (Principal Executive Officer)
/s/ William F. Ritzmann
William F. Ritzmann, Director