Form 10-K/A
period 2022-12-31
CIVISTA BANCSHARES, INC.
filed 2023-04-03
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission on March 15, 2023, by Civista Bancshares, Inc. (the “Company”). The Company is filing this Amendment solely to correct an administrative error in the Report of Independent Registered Public Accounting Firm (the “Report”) included in Item 8, that resulted in the inadvertent omission of the Statement of Comprehensive Income (Loss) from the list of audited financial statements referred to in the Report.

Except as described above, no other changes have been made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and the Company has not modified or updated the disclosures contained therein to reflect any events occurring after the filing of the Original Form 10-K.

The Company has attached to this Amendment updated certifications executed as of the date of this Amendment as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. The updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. In addition, the Company has attached to this Amendment an updated Consent of FORVIS, LLP as Exhibit 23.1.

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

To the Shareholders, Board of Directors and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Civista Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows9 for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company also leases equipment to customers under direct financing leases. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values are presented on the balance sheet as Loans. The excess of the lease receivables and residual values over the cost of the equipment is recorded as unearned lease income and will be recognized over the lease term, normally two to six years as well.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit	Description	Location
23.1	Consent of FORVIS, LLP	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
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

(Registrant) Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	/s/ Todd A. Michel
Dennis G. Shaffer, President & CEO, (Principal Accounting Officer)	Todd A. Michel, Senior Vice President, (Principal Accounting Officer)

Date: April 3, 2023