Form 10-Q
period 2023-03-31
CIVISTA BANCSHARES, INC.
filed 2023-05-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 3, 2023—15,768,410 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2023
	(Unaudited)	December 31, 2022
ASSETS
Cash and due from financial institutions	$52,723	$43,361
Investments in time deposits	1,721	1,477
Securities available-for-sale	627,707	615,402
Equity securities	2,122	2,190
Loans held for sale	1,465	683
Loans, net of allowance for credit losses of $34,196 and $28,511	2,545,870	2,518,155
Other securities	35,383	33,585
Premises and equipment, net	61,895	64,018
Accrued interest receivable	10,254	11,178
Goodwill	125,078	125,695
Other intangible assets, net	10,730	10,759
Bank owned life insurance	53,796	53,543
Swap assets	13,350	16,579
Deferred taxes	17,196	16,009
Other assets	25,268	25,196
Total assets	$3,584,558	$3,537,830
LIABILITIES
Deposits
Noninterest-bearing	$938,967	$896,333
Interest-bearing	1,904,549	1,723,651
Total deposits	2,843,516	2,619,984
Short-term Federal Home Loan Bank advances	212,000	393,700
Securities sold under agreements to repurchase	15,631	25,143
Long-term Federal Home Loan Bank advances	3,361	3,578
Subordinated debentures	103,841	103,799
Other borrowings	13,938	15,516
Swap liabilities	13,350	16,579
Securities purchased payable	—	1,338
Tax refunds in process	5,752	278
Accrued expenses and other liabilities	25,472	23,080
Total liabilities	3,236,861	3,202,995
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,276,857 shares issued at March 31, 2023 and 19,231,061 shares issued at December 31, 2022, including Treasury shares	310,412	310,182
Retained earnings	161,110	156,492
Treasury shares, 3,508,447 common shares at March 31, 2023 and 3,502,827 common shares at December 31, 2022, at cost	(73,915)	(73,794)
Accumulated other comprehensive loss	(49,910)	(58,045)
Total shareholders’ equity	347,697	334,835
Total liabilities and shareholders’ equity	$3,584,558	$3,537,830

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$36,398	$21,038
Taxable securities	2,834	1,720
Tax-exempt securities	2,262	1,789
Deposits in other banks	45	119
Total interest and dividend income	41,539	24,666
Interest expense
Deposits	3,232	705
Federal Home Loan Bank advances	4,277	190
Subordinated debentures	1,169	836
Securities sold under agreements to repurchase and other	260	3
Total interest expense	8,938	1,734
Net interest income	32,601	22,932
Provision for credit losses	620	300
Net interest income after provision for loan losses	31,981	22,632
Noninterest income
Service charges	1,773	1,579
Net gain (loss) on equity securities	(68)	50
Net gain on sale of loans	631	936
ATM/Interchange fees	1,353	1,241
Wealth management fees	1,193	1,277
Lease revenue and residual income	2,046	—
Bank owned life insurance	253	244
Tax refund processing fees	1,900	1,900
Swap fees	61	—
Other	1,926	416
Total noninterest income	11,068	7,643
Noninterest expense
Compensation expense	15,105	12,223
Net occupancy expense	1,359	1,150
Equipment expense	2,761	495
Contracted data processing	520	620
FDIC assessment	248	203
State franchise tax	526	591
Professional services	1,555	1,049
Amortization of intangible assets	398	217
ATM/Interchange expense	580	513
Marketing	505	317
Software maintenance expense	878	708
Other operating expenses	3,198	2,172
Total noninterest expense	27,633	20,258
Income before taxes	15,416	10,017
Income tax expense	2,528	1,551
Net Income	$12,888	$8,466
Earnings per common share, basic	$0.82	$0.57
Earnings per common share, diluted	$0.82	$0.57

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$12,888	$8,466
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	10,302	(37,446)
Tax effect	(2,167)	7,882
Reclassification of gains recognized in net income	—	—
Tax effect	—	—
Pension liability adjustment	—	69
Tax effect	—	(14)
Total other comprehensive income (loss)loss	8,135	(29,509)
Comprehensive income (loss)	$21,023	$(21,043)

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net Income	—	—	12,888	—	—	12,888
Other comprehensive loss	—	—	—	—	8,135	8,135
Stock-based compensation	45,796	230	—	—	—	230
Common stock dividends ($0.14 per share)	—	—	(2,201)	—	—	(2,201)
Purchase of common stock	(5,620)	—	—	(121)	—	(121)
Balance, March 31, 2023	15,768,410	$310,412	$161,110	$(73,915)	$(49,910)	$347,697

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	8,466	—	—	8,466
Other comprehensive loss	—	—	—	—	(29,509)	(29,509)
Stock-based compensation	31,774	178	—	—	—	178
Common stock dividends ($0.14 per share)	—	—	(2,090)	—	—	(2,090)
Purchase of common stock	(188,760)	—	—	(4,565)	—	(4,565)
Balance, March 31, 2022	14,797,214	$277,919	$131,934	$(61,472)	$(20,689)	$327,692

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$19,794	$9,114
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	4,980	16,731
Purchases of securities, available-for-sale	(7,179)	(47,156)
Purchase of other securities	(9,126)	(1,500)
Redemption of other securities	7,328	—
Net change in loans	(34,085)	(18,809)
Proceeds from sale of premises and equipment	692	—
Premises and equipment purchases	(1,245)	(138)
Net cash used for investing activities	(38,635)	(50,872)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(217)	—
Net change in short-term FHLB advances	(181,700)	—
Repayment of other borrowings	(1,578)	—
Increase in deposits	223,532	198,436
Decrease in securities sold under repurchase agreements	(9,512)	(1,564)
Purchase of treasury shares	(121)	(4,565)
Common dividends paid	(2,201)	(2,090)
Net cash provided by financing activities	28,203	190,217
Increasein cash and cash equivalents	9,362	148,459
Cash and cash equivalents at beginning of period	43,361	264,239
Cash and cash equivalents at end of period	$52,723	$412,698
Cash paid during the period for:
Interest	$1,628	$570
Income taxes	10	—
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	26	—
Change in fair value of swap asset	3,229	4,220
Change in fair value of swap liability	(3,229)	(4,220)
Securities purchased not settled	—	1,876

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned direct and indirect subsidiaries: Civista Bank (Civista), Vision Financial Group, Inc. (VFG), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (Water St.), CIVB Risk Management, Inc. (CRMI) and First Citizens Investments, Inc. (FCI).

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery, Henry, Wood and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits. Civista also engages in a general equipment leasing and financing business through its wholly-owned subsidiary, VFG, which was acquired in October 2022 and is headquartered in Pittsburgh, Pennsylvania.

FCIA is wholly-owned by CBI and was formed to allow the Company to participate in commission revenue generated through its third-party insurance agreement. Water St. is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. CRMI is a captive insurance company that is wholly-owned by CBI and allows CBI and its subsidiaries to insure against certain risks unique to their operations. The operations of CRMI are located in Wilmington, Delaware. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations and changes in cash flows for the periods ended March 31, 2023 and 2022 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2022 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1,668 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of purchased credit-impaired discount from loans to the ACL of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses were constructed for each segment. The Company has identified eight portfolio segments of loans including Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Rela Estate, Real Estate Construction, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans.

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a DCF method to estimate the quantitative portion of the allowance for credit losses for loans evaluated in a collective pooled basis. For each segment, a loss driver analysis (LDA) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data was incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. The Company’s policy is to utilize its own data, which includes loan-level loss data from March 31, 2004 through December 31, 2019 and from December 31, 2021 through June 30, 2022, whenever possible. The two-year period from December 31, 2019 to December 31, 2021 was excluded due to modeling errors stemming from the impact of the COVID-19 pandemic. Peer data is utilized when there are not sufficient defaults for a satisfactory sound calculation, or if the Company does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company uses the central tendency midpoint seasonally adjusted forecasts from FOMC. Other key assumptions include the PD, LGD, and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on the Company’s own data utilizing a one-year average. When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flow.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adjustments to the quantitative evaluation may be for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, changes in the value of underlying collateral dependent loans, the existence and effect of portfolio concentration, delinquency level, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

Purchased Credit Deteriorated (PCD) Loans

The Company has purchased loans, some of which have shown evidence of credit deterioration since origination. Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.

Individually Evaluated Loans

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, loan and lease modifications experiencing financial difficulty, and other loans deemed appropriate by management.

Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

•
Presenting accrued interest receivable balances separately within another line item on the statement of financial condition.

•
Excluding accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.

•
Continuing our policy to write off accrued interest receivable by reversing interest income. For both commercial and consumer loans, the write off typically occurs upon becoming 90 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

•
Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, and or no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the consolidated balance sheets), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over its estimated life are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

Revisions: An immaterial revision has been made to the consolidated financial statements for a change in the fair market value of loans for the period ended December 31, 2022, in Note 13 herein. This revision did not have a significant impact on the financial statement line item affected or total assets, equity or net income.

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

Adoption of New Accounting Standards:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current Generally Accepted Accounting Principles (“GAAP”), which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

On January 1, 2023, the Company adopted the guidance prospectively with a cumulative adjustment to retained earnings. The Company has not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old model and is not comparable to the information presented for 2023.

At adoption, the Company recognized an incremental allowance for credit losses on its loans to customers of $4.3 million, a liability for off-balance sheet unfunded commitments of $3.4 million and a reclassification of the discount ("PCD") on purchased credit-impaired (PCI) loans to the ACL of $1.7 million. Additionally, the Company recorded a $6.1 million after tax decrease in retained earnings associated with the increased estimated credit losses. The “Day 1” impact of CECL adoption is summarized below:

CECL Adoption
			Impact of
		CECL Adoption	Adopting ASC 326 -
	December 31, 2022	Impact	PCD Loans	January 1, 2023
Allowance for Credit Losses:
Commercial & Agriculture	$3,011	$429	$390	$3,830
Commercial Real Estate:
Owner Occupied	4,565	1,075	179	5,819
Non-Owner Occupied	14,138	(2,847)	—	11,291
Residential Real Estate	3,145	2,762	386	6,293
Real Estate Construction	2,293	1,502	—	3,795
Farm Real Estate	291	(28)	—	263
Lease Financing Receivable	429	1,743	635	2,807
Consumer and Other	98	201	78	377
Unallocated	541	(541)	—	—
Total Allowance for Credit Losses	$28,511	$4,296	$1,668	$34,475
Reserve for Unfunded Commitments	—	3,386	—	3,386
Total Reserve for Credit Losses	$28,511	$7,682	$1,668	$37,861

Retained Earnings
Total Pre-tax Impact		$(7,682)
Tax Effect		1,613
Decrease to Retained Earnings		$(6,069)

The Company did not record an allowance for available-for-sale securities on Day 1 as the investment portfolio consists primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 1, 2023, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of the ASU provisions did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company is working through this transition via a multi-disciplinary project team. We are still evaluating the impact the change from LIBOR to a benchmark like SOFR or Prime Rate will have on our financial condition, results of operations or cash flows.

Other recent ASU’s issued by the FASB did not, or are not believed by management to have, a material effect on the Company’s present or future Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,781	$22	$(4,290)	$62,513
Obligations of states and political subdivisions	356,250	1,902	(27,514)	330,638
Mortgage-backed securities in government sponsored entities	261,324	24	(26,792)	234,556
Total debt securities	$684,355	$1,948	$(58,596)	$627,707

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,495	$20	$(5,486)	$61,029
Obligations of states and political subdivisions	350,104	784	(33,640)	317,248
Mortgage-backed securities in government sponsored entities	265,752	15	(28,642)	237,125
Total debt securities	$682,351	$819	$(67,768)	$615,402

The amortized cost and fair value of securities at March 31, 2023, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,449	$6,299
Due after one year through five years	50,074	47,145
Due after five years through ten years	66,175	62,011
Due after ten years	300,333	277,696
Mortgage-backed securities	261,324	234,556
Total securities available-for-sale	$684,355	$627,707

At March 31, 2023 and March 31, 2022 there were no proceeds from sales of securities available-for-sale, gross realized gains and gross realized losses.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $238,726 and $218,344 as of March 31, 2023 and December 31, 2022, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

March 31, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,129	$(482)	$41,506	$(3,808)	$61,635	$(4,290)
Obligations of states and political subdivisions	55,169	(620)	148,004	(26,894)	203,173	(27,514)
Mortgage-backed securities in gov’t sponsored entities	91,267	(2,381)	139,927	(24,411)	231,194	(26,792)
Total temporarily impaired	$166,565	$(3,483)	$329,437	$(55,113)	$496,002	$(58,596)

December 31, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$21,042	$(880)	$39,567	$(4,606)	$60,609	$(5,486)
Obligations of states and political subdivisions	169,594	(13,016)	73,967	(20,624)	243,561	(33,640)
Mortgage-backed securities in gov’t sponsored entities	111,639	(4,713)	124,622	(23,929)	236,261	(28,642)
Total temporarily impaired	$302,275	$(18,609)	$238,156	$(49,159)	$540,431	$(67,768)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At March 31, 2023, there were a total of 413 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2023 and 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized on equity securities during the period	$(68)	$50
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(68)	$50

(4) Loans

Loan balances were as follows:

	March 31, 2023	December 31, 2022
Commercial & Agriculture	$271,160	$278,595
Commercial Real Estate- Owner Occupied	375,825	371,147
Commercial Real Estate- Non-Owner Occupied	1,043,635	1,018,736
Residential Real Estate	560,978	552,781
Real Estate Construction	247,253	243,127
Farm Real Estate	24,040	24,708
Lease Financing Receivable	37,570	36,797
Consumer and Other	19,605	20,775
Total loans	2,580,066	2,546,666
Allowance for credit losses	(34,196)	(28,511)
Net loans	$2,545,870	$2,518,155

Included in Commercial & Agriculture loans above are $464 and $566 of Paycheck Protection Program (“PPP”) loans as of March 31, 2023 and December 31, 2022, respectively.

Included in total loans above are net deferred loan fees of $2,066 and $1,652 at March 31, 2023 and December 31, 2022, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this Note 4 and Note 5 (Allowance for Credit Losses). As of March 31, 2023 and December 31, 2022, accrued interest receivable totaled $10,254 and $11,178, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

As previously mentioned in Note 2 Significant Accounting Policies, the Company’s January 1, 2023, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the ACL since December 31, 2022. As a result of this adoption, the Company recorded a $5,193 increase to the ACL as a cumulative-effect adjustment on January 1, 2023.

The following tables present, by portfolio segment, the changes in the ACL for the three months ended March 31, 2023.

Allowance for credit losses:

For the three months ended March 31, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans 1	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(140)	$6	$10	$3,316
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	—	74	5,733
Non-Owner Occupied	14,138	(2,847)	—	—	7	462	11,760
Residential Real Estate	3,145	2,762	166	(10)	22	(151)	5,934
Real Estate Construction	2,293	1,502	—	—	4	121	3,920
Farm Real Estate	291	(28)	—	—	—	6	269
Lease Financing Receivables	429	1,743	635	—	—	100	2,907
Consumer and Other	98	201	77	(25)	8	(5)	354
Unallocated	541	(541)	—	—	—	3	3
Total	$28,511	$4,296	$897	$(175)	$47	$620	$34,196

1 Day 1 impact of $1,668, of adopting ASC 326-PCD loans was netted by changes in estimates of $771.

For the three months ended March 31, 2023, the Company provided $620 to the allowance for credit losses, as compared to a provision of $300 for the three months ended March 31, 2022. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $5,193. The increase in the reserves was principally related to loan growth during the quarter.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for credit losses:

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

For the three months ended March 31, 2022, the Company provided $300 to the allowance for credit losses. The provision in the first quarter of 2022 was due to the stability of our credit quality metrics coupled with the continued stabilization and, in some cases, improvement of international, national, regional and local economic conditions that were adversely impacted by the prior economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations and improved treatments created a level of optimism in the business community, there remained caution due to the lingering concerns over potential infection spikes. We remained cautious during the first quarter of 2022 given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenging environment that businesses continued to face. As of March 31, 2022, economic impacts related to the COVID-19 pandemic had improved somewhat, but continued concerns lingered due to the disruption of supply chains, additional employee costs, higher challenges throughout our footprint and rising inflationary pressures. While some of these pressures had eased, ongoing supply chain and staffing challenges, as well as the impact of higher inflation remained.

During the three months ended March 31, 2022, the allowance for Commercial & Agriculture loans decreased due to a decrease in general reserves required for this type as a result of a decrease in PPP loan balances. Commercial and Agriculture loan balances decreased during the quarter mainly due to the forgiveness or payoff of PPP loans during the quarter. The result was represented as a decrease in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, accompanied by an increase in classified loans balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances. This was represented as an increase in the provision. The allowance for Residential Real Estate loans increased due to net recoveries for this type of loan. The result was represented by a decrease in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances. This was represented as an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision. Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at March 31, 2022.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for credit losses and related loan balances as of March 31, 2023 and December 31, 2022.

March 31, 2023	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for credit losses:
Commercial & Agriculture	$12	$3,304	$3,316
Commercial Real Estate:
Owner Occupied	7	5,726	5,733
Non-Owner Occupied	—	11,760	11,760
Residential Real Estate	2	5,932	5,934
Real Estate Construction	—	3,920	3,920
Farm Real Estate	—	269	269
Lease Financing Receivables	371	2,536	2,907
Consumer and Other	77	277	354
Unallocated	—	3	3
Total	$469	$33,727	$34,196
Outstanding loan balances:
Commercial & Agriculture	$165	$270,995	$271,160
Commercial Real Estate:
Owner Occupied	1,514	374,311	375,825
Non-Owner Occupied	119	1,043,516	1,043,635
Residential Real Estate	1,838	559,140	560,978
Real Estate Construction	—	247,253	247,253
Farm Real Estate	—	24,040	24,040
Lease Financing Receivables	328	37,242	37,570
Consumer and Other	77	19,528	19,605
Total	$4,041	$2,576,025	$2,580,066

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2022	Loans acquired with credit deterioration	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Allowance for credit losses:
Commercial & Agriculture	$6	$—	$3,005	$3,011
Commercial Real Estate:
Owner Occupied	3	6	4,556	4,565
Non-Owner Occupied	—	—	14,138	14,138
Residential Real Estate	—	1	3,144	3,145
Real Estate Construction	—	—	2,293	2,293
Farm Real Estate	—	—	291	291
Consumer and Other	—	—	98	98
Lease Financing Receivables	—	—	429	429
Unallocated	—	—	541	541
Total	$9	$7	$28,495	$28,511
Outstanding loan balances:
Commercial & Agriculture	$863.00	$—	$277,732	$278,595
Commercial Real Estate:
Owner Occupied	1,988	232	368,927	371,147
Non-Owner Occupied	119	—	1,018,617	1,018,736
Residential Real Estate	1,414	392	550,975	552,781
Real Estate Construction	—	—	243,127	243,127
Farm Real Estate	—	—	24,708	24,708
Lease Financing Receivables	—	—	36,797	36,797
Consumer and Other	1	—	20,774	20,775
Total	$4,385	$624	$2,541,657	$2,546,666

The following tables present credit exposures by internally assigned risk grades as of March 31, 2023 and December 31, 2022. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at March 31, 2023, is as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$29,720	$57,104	$40,428	$11,291	$10,846	$3,204	$115,283	$—	$267,876
Special Mention	—	—	—	135	—	—	1,409	—	1,544
Substandard	—	—	542	466	93	93	276	—	1,470
Doubtful	—	184	61	25	—	—	—	—	270
Total Commercial & Agriculture	$29,720	$57,288	$41,031	$11,917	$10,939	$3,297	$116,968	$—	$271,160
Commercial & Agriculture:
Current-period gross charge-offs	$—	$59	$—	$—	$—	$81	$—	$—	$140

Commercial Real Estate - Owner Occupied
Pass	$11,769	$92,658	$73,561	$62,938	$35,118	$92,494	$5,152	$—	$373,690
Special Mention	—	—	—	—	400	320	—	—	720
Substandard	—	—	3	—	—	1,408	4	—	1,415
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$11,769	$92,658	$73,564	$62,938	$35,518	$94,222	$5,156	$—	$375,825
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$43,761	$288,143	$216,483	$150,088	$115,865	$192,348	$19,286	$—	$1,025,974
Special Mention	—	5,207	—	—	277	8,235	277	—	13,996
Substandard	—	—	—	—	146	3,519	—	—	3,665
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$43,761	$293,350	$216,483	$150,088	$116,288	$204,102	$19,563	$—	$1,043,635
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Pass	$19,267	$103,972	$92,892	$78,060	$39,193	$91,023	$130,964	$—	$555,371
Special Mention	—	54	—	—	—	46	55	—	155
Substandard	—	29	271	155	768	3,574	655	—	5,452
Doubtful	—	—	—	—	—	—	—	—	—
Total Residential Real Estate	$19,267	$104,055	$93,163	$78,215	$39,961	$94,643	$131,674	$—	$560,978
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Real Estate Construction
Pass	$10,367	$124,262	$73,422	$28,258	$—	$—	$10,727	$—	$247,036
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	44	—	173	—	—	—	217
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$10,367	$124,262	$73,466	$28,258	$173	$—	$10,727	$—	$247,253
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$572	$1,368	$2,284	$5,418	$840	$12,723	$602	$—	$23,807
Special Mention	—	—	—	—	—	189	—	—	189
Substandard	—	—	—	44	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$572	$1,368	$2,284	$5,462	$840	$12,912	$602	$—	$24,040
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$11,925	$16,335	$5,210	$2,252	$1,492	$248	$—	$—	$37,462
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	47	—	—	—	—	—	47
Doubtful	—	—	26	—	35	—	—	—	61
Total Lease Financing Receivables	$11,925	$16,335	$5,283	$2,252	$1,527	$248	$—	$—	$37,570
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$1,693	$6,214	$5,736	$2,451	$984	$618	$1,715	$—	$19,411
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	141	33	12	—	8	—	—	194
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,693	$6,355	$5,769	$2,463	$984	$626	$1,715	$—	$19,605
Consumer and Other:
Current-period charge-offs	$—	$1	$10	$2	$10	$—	$2	$—	$25
Total Loans	$129,074	$695,671	$511,043	$341,593	$206,230	$410,050	$286,405	$—	$2,580,066
Total Loans:
Current-period charge-offs	$—	$60	$10	$2	$10	$91	$2	$—	$175

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Generally, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose. Only those loans that have been risk rated as of December 31, 2022 are included below.

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
The following tables present performing and nonperforming loans based solely on payment activity for the period ended December 31, 2022 that have not been assigned an internal risk grade.

December 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$432,790	$44,172	$19,773	$496,735
Nonperforming	—	—	—	—
Total	$432,790	$44,172	$19,773	$496,735

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2023 and December 31, 2022.

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$834	$201	$684	$1,719	$269,441	$271,160	$—
Commercial Real Estate:
Owner Occupied	44	—	39	83	375,742	375,825	—
Non-Owner Occupied	347	6,500	1,294	8,141	1,035,494	1,043,635	—
Residential Real Estate	2,751	355	978	4,084	556,894	560,978	—
Real Estate Construction	506	—	—	506	246,747	247,253	—
Farm Real Estate	—	—	—	—	24,040	24,040	—
Lease Financing Receivables	1,032	87	110	1,229	36,341	37,570	47
Consumer and Other	101	27	78	206	19,399	19,605	—
Total	$5,615	$7,170	$3,183	$15,968	$2,564,098	$2,580,066	$47

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$247	$78	$534	$859	$276,873	$863	$278,595	$—
Commercial Real Estate:
Owner Occupied	21	13	76	110	369,049	1,988	371,147	—
Non-Owner Occupied	—	—	1,164	1,164	1,017,453	119	1,018,736	—
Residential Real Estate	3,133	857	1,107	5,097	546,270	1,414	552,781	—
Real Estate Construction	—	—	219	219	242,908	—	243,127	—
Farm Real Estate	7	—	—	7	24,701	—	24,708	—
Lease Financing Receivables	1,040	—	341	1,381	35,416	—	36,797	—
Consumer and Other	293	49	74	416	20,358	1	20,775	—
Total	$4,741	$997	$3,515	$9,253	$2,533,028	$4,385	$2,546,666	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of March 31, 2023.

March 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$12	$945	$957	$—
Commercial Real Estate:
Owner Occupied	—	358	358	3
Non-Owner Occupied	—	1,294	1,294	—
Residential Real Estate	—	3,892	3,892	29
Real Estate Construction	—	217	217	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	—	61	61	—
Consumer and Other	77	124	201	—
Total	$89	$6,891	$6,980	$32

The following table presents loans on nonaccrual status as of December 31, 2022, excluding PCI loans.

December 31, 2022
Commercial & Agriculture	$774
Commercial Real Estate:
Owner Occupied	386
Non-Owner Occupied	1,109
Residential Real Estate	3,926
Real Estate Construction	221
Farm Real Estate	—
Lease Financing Receivables	—
Consumer and Other	91
Total	$6,507

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on nonaccrual loans are applied to the unpaid principal balance. A loan may be returned to accruing status only if one of two conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months.

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. Allowances for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. As of December 31, 2022, TDRs accounted for $7 of the ACL.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There were no loans modified as TDRs during the three-month period ended March 31, 2022.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

During the three-month period ended March 31, 2022, there were no defaults on loans that were modified and considered TDRs during the respective previous twelve months.

Individually Evaluated Loans: Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, and Residential Real Estate and Consumer loans that are part of a larger relationship are tested for impairment on a quarterly basis. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans.

March 31, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$49	$116	$12
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	—	—	—
Residential Real Estate	689	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	77	77
Total	$738	$193	$89

Collateral-dependent loans consist primarily of residential real estate, commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of commercial and industrial loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of December 31, 2022, excluding PCI loans.

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$86	$—
Commercial Real Estate:
Owner Occupied	82	82		192	6
Non-Owner Occupied	—	—		35	—
Residential Real Estate	385	410		595	40
Farm Real Estate	—	—		381	14
Total	467	492		1,289	60
With an allowance recorded:
Commercial & Agriculture	—	—	$—	—	—
Commercial Real Estate:
Owner Occupied	150	150	6	214	—
Residential Real Estate	7	11	1	19	—
Lease Financing Receivables	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	157	161	7	233	—
Total:
Commercial & Agriculture	—	—	—	86	—
Commercial Real Estate:
Owner Occupied	232	232	6	406	6
Non-Owner Occupied	—	—	—	35	—
Residential Real Estate	392	421	1	614	40
Lease Financing Receivables	—	—	—	381	14
Consumer and Other	—	—	—	—	—
Total	$624	$653	$7	$1,522	$60

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three-month periods ended March 31, 2022.

	March 31, 2022
For the three months ended	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—
Commercial Real Estate—Owner Occupied	193	3
Commercial Real Estate—Non-Owner Occupied	—	—
Residential Real Estate	530	7
Farm Real Estate	514	6
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total	$1,237	$16

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the accretable yield for PCI loans as of March 31, 2022 were as follows, since acquisition:

For the Three-Month Period Ended March 31, 2022
(In Thousands)
Balance at beginning of period	$217
Acquisition of PCI loans	—
Accretion	(16)
Transfer from non-accretable to accretable	15
Balance at end of period	$216

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Upon the Company's adoption of ASU 2016-13, remaining credit-related discount on these assets were re-classified to the allowance for credit losses. The Company elected the prospective transition approach and all loans previously considered purchased credit impaired are now classified as purchased with credit deterioration. The remaining non-credit discount will continue to be accreted into income over the remining lives of the assets. The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 as of December 31, 2022:

At December 31, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$5,220
Carrying amount	4,386

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2022.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of March 31, 2023, there were $26 of foreclosed assets included in Other assets. As of December 31, 2022, there were no foreclosed assets included in Other assets. As of March 31, 2023 and December 31, 2022, the Company had initiated formal foreclosure procedures on $210 and $399, respectively, of consumer residential mortgages.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within other non-interest expense on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of March 31, 2023:

Allowance for
March 31, 2023	Credit Losses
Commercial & Agriculture	$648
Commercial Real Estate:
Owner Occupied	91
Non-Owner Occupied	159
Residential Real Estate	486
Real Estate Construction	2,143
Farm Real Estate	26
Lease Financing Receivables	—
Consumer and Other	34
Total allowance for credit losses	$3,587

(6) Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax for the three-month periods ended March 31, 2023 and March 31, 2022.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2023(a)			March 31, 2022(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820
Other comprehensive income (loss) before reclassifications	8,135	—	8,135	(29,564)	—	(29,564)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	55	55
Net current-period other comprehensive income (loss)	8,135	—	8,135	(29,564)	55	(29,509)
Ending balance	$(44,636)	$(5,274)	$(49,910)	$(14,889)	$(5,800)	$(20,689)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2023 and March 31, 2022.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
Details about Accumulated Other Comprehensive Loss Components	For the Three months ended March 31, 2023	For the Three months ended March 31, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$—	$—	Net gain on sale of securities
Tax effect	—	—	Income tax expense
	—	—
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	—	(69)	Other operating expenses
Tax effect	—	14	Income tax expense
	—	(55)
Total reclassifications for the period	$—	$(55)

(a)
Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill has decreased $617 since December 31, 2022 as a result of adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition. The balance of goodwill was $125,078 at March 31, 2023 and $125,695 at December 31, 2022.

Acquired intangible assets, other than goodwill, as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,953	$5,282	$7,671	$12,953	$4,883	$8,070
Total amortized intangible assets	$12,953	$5,282	$7,671	$12,953	$4,883	$8,070

Aggregate core deposit intangible amortization expense was $398, and $217, for the three-months ended March 31, 2023 and 2022, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three-month periods ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Loan Servicing Rights:
Balance at Beginning of Period	$2,689	$2,642
Additions	436	145
Additions from acquisition	—	—
Disposals	—	—
Amortized to expense	(66)	(109)
Other charges	—	—
Change in valuation allowance	—	—
Balance at End of Period	$3,059	$2,678

Valuation allowance:
Balance at Beginning of Period	$—	$—
Additions expensed	—	—
Reductions credited to operations	—	—
Direct write-offs	—	—
Balance at End of Period	$—	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2023	$130	$1,181	$1,311
2024	171	1,489	1,660
2025	170	1,312	1,482
2026	167	1,193	1,360
2027	163	1,071	1,234
Thereafter	2,258	1,425	3,683
	$3,059	$7,671	$10,730

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At March 31, 2023		At December 31, 2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$212,000	$—	$393,700
Interest rate on balance	—	4.86%	—	4.24%

	Three Months Ended March 31,
	2023	2023	2022	2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$30,000	$540,000	$—	$15,800
Average balance	333	372,226	—	358
Average rate paid	5.96%	4.64%	—	0.30%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Short-term borrowings and federal funds purchased transactions can range from overnight to six months in maturity. The average maturity was one day at March 31, 2023.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of March 31, 2023 and December 31, 2022. All of the repurchase agreements are overnight agreements.

	March 31, 2023	December 31, 2022
Securities pledged for repurchase agreements:
U.S. Treasury securities	$15,631	$25,143
Obligations of U.S. government agencies	—	—
Total securities pledged	$15,631	$25,143
Gross amount of recognized liabilities for repurchase agreements	$15,631	$25,143
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights, which are considered participating securities. Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three-months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Basic
Net income	$12,888	$8,466
Less allocation of earnings and dividends to participating securities	452	32
Net income available to common shareholders—basic	$12,436	$8,434
Weighted average common shares outstanding	15,732,092	14,909,192
Less average participating securities	552,882	55,905
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,179,210	14,853,287
Earnings per common share:
Basic	$0.82	$0.57
Diluted	0.82	0.57

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at March 31, 2023 and December 31, 2022:

	Contract Amount
	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$49,661	$615,797	$42,184	$599,185
Overdraft protection	10	45,518	10	45,182
Letters of credit	960	708	960	630
	$50,631	$662,023	$43,154	$644,997

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 8.50% at March 31, 2023 and from 3.25% to 8.00% at December 31, 2022. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at March 31, 2023 and December 31, 2022.

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

Net periodic pension cost was as follows:

	Three months ended
	March 31,
	2023	2022
Service cost	$—	$—
Interest cost	125	103
Expected return on plan assets	(132)	(144)
Other components	—	69
Net periodic pension cost	$(7)	$28

The Company does not expect to make any contribution to its pension plan in 2023. The Company made no contribution to its pension plan in 2022.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 71,866 shares available for future grants under this plan at March 31, 2023.

No options were granted under the 2014 Incentive Plan during the periods ended March 31, 2023 and 2022.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three-month periods ended March 31, 2023:

	Three months ended
	March 31, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	70,475	$21.88
Granted	47,536	21.85
Vested	(27,694)	21.52
Forfeited	(1,740)	21.74
Nonvested at end of period	88,577	$21.98

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of March 31, 2023:

At March 31, 2023
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2019	1,924	$28	0.75
March 14, 2020	4,265	72	1.75
March 3, 2021	7,776	125	2.75
March 3, 2021	6,852	98	0.75
March 3, 2022	9,554	204	3.75
March 3, 2022	11,357	223	1.75
March 14, 2023	17,103	337	4.75
March 14, 2023	29,746	588	2.75
	88,577	$1,675	2.87

The Company recorded $230 and $178 of share-based compensation expense during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total compensation cost related to unvested awards not yet recognized was $1,675, which was expected to be recognized over the weighted average remaining life of the grants of 2.87 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at March 31, 2023 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$62,513	$—
Obligations of states and political subdivisions	—	330,638	—
Mortgage-backed securities in government sponsored entities	—	234,556	—
Total securities available-for-sale	—	627,707	—
Equity securities	—	2,122	—
Swap asset	—	13,350	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$13,350	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,059

	Fair Value Measurements at December 31, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,029	$—
Obligations of states and political subdivisions	—	317,248	—
Mortgage-backed securities in government sponsored entities	—	237,125	—
Total securities available-for-sale	—	615,402	—
Equity securities	—	2,190	—
Swap asset	—	16,579	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	16,579	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,689

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,059	Discounted Cash Flow	Constant Prepayment Rate	3% - 11.5%	6%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,689	Discounted Cash Flow	Constant Prepayment Rate	5% - 20%	7%
			Discount Rate	12%	12%

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2023 were as follows:

March 31, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$52,723	$52,723	$52,723	$—	$—
Other securities	35,383	35,383	35,383	—	—
Loans, held for sale	1,465	1,495	1,495	—	—
Loans, net of allowance	2,545,870	2,450,816	—	—	2,450,816
Bank owned life insurance	53,796	53,796	53,796	—	—
Accrued interest receivable	10,254	10,254	10,254	—	—
Financial Liabilities:
Nonmaturing deposits	2,316,737	2,316,737	2,316,737	—	—
Time deposits	526,779	529,525	—	—	529,525
Short-term FHLB advances	212,000	211,595	211,595	—	—
Long-term FHLB advances	3,361	3,047	—	—	3,047
Other borrowings	13,938	14,199	—	—	14,199
Securities sold under agreement to repurchase	15,631	15,631	15,631	—	—
Subordinated debentures	103,841	102,529	—	—	102,529
Accrued interest payable	1,628	1,628	1,628	—	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2022 were as follows:

December 31, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$43,361	$43,361	$43,361	$—	$—
Other securities	33,585	33,585	33,585	—	—
Loans, held for sale	683	698	698	—	—
Loans, net of allowance	2,518,155	2,427,291	—	—	2,427,291
Bank owned life insurance	53,543	53,543	53,543	—	—
Accrued interest receivable	11,178	11,178	11,178	—	—
Financial Liabilities:
Nonmaturing deposits	2,300,215	2,300,215	2,300,215	—	—
Time deposits	319,769	318,886	—	—	318,886
Short-term FHLB advances	393,700	393,247	393,247	—	—
Long-term FHLB advances	3,578	3,534	—	—	3,534
Securities sold under agreement to repurchase	25,143	25,143	25,143	—	—
Subordinated debentures	103,799	98,513	—	—	98,513
Other borrowings	15,516	15,806	—	—	15,806
Accrued interest payable	668	668	668	—	—

An immaterial revision has been made to the fair market value of loans for the period ended December 31, 2022. This revision did not have a significant impact on the financial statement line item affected or total assets, equity or net income.

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$19,275	$726	$6,980	$269
Counterparty positions with financial institutions in an asset position	211,117	12,624	212,570	16,310
Total included in other assets		$13,350		$16,579
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$191,842	$13,350	$205,590	$16,579
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$13,350		$16,579
Gross notional positions with customers	$211,117		$212,570
Gross notional positions with financial institution counterparties	$211,117		$212,570

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions. Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	March 31, 2023	March 31, 2022
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

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

At March 31, 2023 and December 31, 2022, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2023 and December 31, 2022, the balance of the Company's investments in qualified affordable housing projects was $13,906 and $14,149, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,493 and $5,634 at March 31, 2023 and December 31, 2022, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three months ended March 31, 2023 and 2022, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $243 and $239, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $364 and $390, respectively. During the three months ended March 31, 2023, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023.

	Three Months Ended
	March
	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges	$1,773	$1,579
ATM/Interchange fees	1,353	1,241
Wealth management fees	1,193	1,277
Tax refund processing fees	1,900	1,900
Other	4,136	277
Noninterest Income (in-scope of Topic 606)	10,355	6,274
Noninterest Income (out-of-scope of Topic 606)	713	1,369
Total Noninterest Income	$11,068	$7,643

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2023 compared to December 31, 2022, and the consolidated results of operations for the three-month periods ended March 31, 2023, compared to the same periods in 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to:

•
current and future economic and financial market conditions, including the effects of inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by Civista;
•
recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational impact on the banking industry as a whole, and of which could adversely affect the Company’s business, financial condition and results of operations;
•
adverse changes in the real estate market, which could cause increases in delinquencies and non-performing assets, including additional loan charge-offs, and could depress our income, earnings and capital;
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
•
continuing economic impacts and recovery from the COVID-19 pandemic, or the outbreak of another highly infectious or contagious disease, which could adversely affect our business, financial condition and results of operations;
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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

•
risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past, pending and possible future acquisitions, including, without limitation, the recently completed acquisitions of Comunibanc Corp. and VFG;
•
uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;
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
•
our ability to raise additional capital in the future if and when needed and/or on terms acceptable to us;
•
our ability to conform and comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulatory authorities, shareholders, investors and other stakeholders with regard to our environmental, social and governance (ESG) policies and practices, which could affect our reputation and business and operating results;
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2023 were $3,584,558 compared to $3,537,830 at December 31, 2022, an increase of $46,728, or 1.3%. The increase in total assets was due to increases in cash and cash equivalents of $9,362, accompanied by other increases in securities available for sale, other securities and loans of $12,305, $1,798 and $27,715, respectively, partially offset by decreases in office premises and equipment, net and swap assets of $2,123 and $3,229, respectively. Total liabilities at March 31, 2023 were $3,236,861 compared to $3,202,995 at December 31, 2022, an increase of $33,866, or 1.1%. The increase in total liabilities was primarily attributable to an increase in total deposit accounts of $223,532, accompanied by an increase in tax refunds in process and accrued interest, taxes and other liabilities of $5,474 and $2,392, respectively, partially offset by decreases in short term FHLB borrowings, securities sold under agreements to repurchase and swap liabilities of $181,700, $9,512 and $3,229, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022	$ Change	% Change
Commercial & Agriculture	$271,160	$278,595	$(7,435)	-2.7%
Commercial Real Estate—Owner Occupied	375,825	371,147	4,678	1.3%
Commercial Real Estate—Non-Owner Occupied	1,043,635	1,018,736	24,899	2.4%
Residential Real Estate	560,978	552,781	8,197	1.5%
Real Estate Construction	247,253	243,127	4,126	1.7%
Farm Real Estate	24,040	24,708	(668)	-2.7%
Lease Financing Receivables	37,570	36,797	773	2.1%
Consumer and Other	19,605	20,775	(1,170)	-5.6%
Total loans	2,580,066	2,546,666	33,400	1.3%
Allowance for credit losses	(34,196)	(28,511)	(5,685)	19.9%
Net loans	$2,545,870	$2,518,155	$27,715	1.1%

Included in Commercial & Agriculture loans above were $464 of PPP loans as of March 31, 2023 and $566 of PPP loans as of December 31, 2022.

Loans held for sale increased $782, or 114.5%, since December 31, 2022. The increase was due to increases in both the number of loans and average loan balance held for sale. At March 31, 2023, 10 loans totaling $1,465 were held for sale as compared to 7 loans totaling $683 at December 31, 2022.

Net loans have increased $27,715, or 1.1%, since December 31, 2022. The Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction and Lease Financing Receivables loan portfolios increased $4,678, $24,899, $8,197, $4,126 and $773, respectively, since December 31, 2022, while the Commercial & Agriculture, Farm Real Estate and Consumer and Other loan portfolios decreased $7,435, $668 and $1,170, respectively, since December 31, 2022. At March 31, 2023, the net loan to deposit ratio was 89.5% compared to 96.1% at December 31, 2022. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

Upon adoption of CECL we recorded an increase in the allowance for credit losses of $5,193. During the first quarter of 2023 we recorded a provision for credit losses of $620, an increase of $320, from $300 during the three months ended March 31, 2022. The increase in the reserves was principally related to loan growth during the quarter. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Net charge-offs for the first three months of 2023 totaled $175, compared to net recoveries of $92 in the first three months of 2022. For the first three months of 2023, the Company charged off a total of 15 loans. Five Commercial and Agriculture loan totaling $140, one Residential Real Estate loan totaling $10 and nine Consumer and Other loans totaling $25 were charged off in the first three months of the year. In addition, during the first three months of 2023, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $6, Commercial Real Estate – Non-Owner Occupied loans of $7, Residential Real Estate loans of $22, Real Estate Construction loans of $4 and Consumer and Other loans of $8. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Nonperforming loans increased by $520 since December 31, 2022, which was due to a $473 increase in loans on nonaccrual status and an increase in loans past due 90 days and accruing of $47. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.33% at March 31, 2023 and 1.12% at December 31, 2022.

The available-for-sale security portfolio increased by $12,305, from $615,402 at December 31, 2022 to $627,707 at March 31, 2023. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2023, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $2,123 from December 31, 2022 to March 31, 2023. The decrease is the result of new purchases of $1,245, offset by depreciation of $2,676 and disposals of $692.

Goodwill decreased by $617, from $125,695 at December 31, 2022 to $125,078 at March 31, 2023. The decrease is due to adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition.

Bank owned life insurance (BOLI) increased $253 from December 31, 2022 to March 31, 2023. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $3,229 from December 31, 2022 to March 31, 2023. The decrease is primarily the result of a decrease in market value.

Total deposits as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand	$938,967	$896,333	$42,634	4.8%
Interest-bearing demand	541,027	527,879	13,148	2.5%
Savings and money market	836,743	876,427	(39,684)	-4.5%
Time deposits	526,779	319,345	207,434	65.0%
Total Deposits	$2,843,516	$2,619,984	$223,532	8.5%

The Company had approximately $594,376 and $563,092 of uninsured deposits as of March 31, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Total deposits at March 31, 2023 increased $223,532 from year-end 2022. Noninterest-bearing deposits increased $42,634 from year-end 2022, while interest-bearing deposits, including savings and time deposits, increased $180,898 from December 31, 2022. The increase in noninterest-bearing deposits was partially due to increases in cash balances related to the Company’s participation in a tax refund processing program, which added noninterest-bearing deposits of $82,013. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2022 over the next two quarters. In addition, public fund demand deposit accounts increased $10,350, offset by decreases in personal and business demand deposit accounts of $7,497 and $37,690, respectively. The increase in interest-bearing deposits was primarily due to increases in brokered deposits and public fund interest-bearing demand accounts of $201,201 and $15,796, respectively, accompanied by decreases in statement savings, business savings and money market savings accounts of $14,539, $5,179 and $19,060, respectively. Time certificates over $250, time certificates increased $3,732 from year-end 2022. The year-to-date average balance of total deposits increased $68,486, compared to the average balance for the same period in 2022, mainly due to a $67,788 increase in the average balance of time deposits.

Short-term FHLB advances decreased $181,700 from December 31, 2022 to March 31, 2023. The decrease is due to the repayment of overnight borrowings.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $9,512 from December 31, 2022 to March 31, 2023.

Securities purchased payable decreased $1,338 from December 31, 2022 to March 31, 2023. The decrease is primarily the result of a decrease in accounts payable related to securities purchased but not yet funded of $1,338.

Tax refunds in process increased $5,474 from December 31, 2022 to March 31, 2023. The increase is primarily the result of an increase in a clearing account related to our tax refund processing program of $5,474.

Swap liabilities decreased $3,229 from December 31, 2022 to March 31, 2023. The decrease of $3,229 is primarily the result of a decrease in fair value of swap liabilities.

Accrued expenses and other liabilities increased $2,392 from December 31, 2022 to March 31, 2023. The increase is primarily the result of an increase in allowance for credit losses on unfunded commitments of $3,587 as a result of the Company's adoption of ASU 2013-16.

Shareholders’ equity at March 31, 2023 was $347,697, or 9.7% of total assets, compared to $334,835, or 9.5% of total assets, at December 31, 2022. The increase was the result of an increase in the fair value of securities available-for-sale, net of tax, of $8,135 and net income of $12,888, offset by dividends on common shares of $2,201, the purchase of treasury shares of $121 and the cumulative effect of adopting ASU 2016-13 of $6,069.

Total outstanding common shares at March 31, 2023 were 15,768,410, which increased from 15,728,234 common shares outstanding at December 31, 2022. Common shares outstanding increased due to the grant of 47,536 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 5,620 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,740 restricted common shares forfeited.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The Company had net income of $12,888 for the three months ended March 31, 2023, an increase of $4,422 from net income of $8,466 for the same three months of 2022. Basic earnings per common share were $0.82 for the quarter ended March 31, 2023, compared to $0.57 for the same period in 2022. Diluted earnings per common share were $0.82 for the quarter ended March 31, 2023, compared to $0.57 for the same period in 2022. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2023 was $32,601, an increase of $9,669 from $22,932 for the same three months of 2022. This increase is the result of an increase of $16,873 in total interest income, offset by an increase of $7,204 in interest expense. Interest-earning assets averaged $3,211,902 during the three months ended March 31, 2023, an increase of $397,313 from $2,814,589 for the same period of 2022. The Company’s average interest-bearing liabilities increased from $1,828,283 during the three months ended March 31, 2022 to $2,207,592 during the three months ended March 31, 2023. The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2023 and 2022 was 4.11% and 3.38%, respectively.

Total interest income was $41,539 for the three months ended March 31, 2023, an increase of $16,873 from $24,666 of total interest income for the same period in 2022. The increase in interest income is attributable to increases in interest and fees on loans and interest income on taxable and tax-exempt securities of $15,360, $1,114, and $473, respectively. Interest on loans increased $15,360 to $36,398 for the three months ended March 31, 2023, as compared to $21,038 for the same period in 2022. The average balance of loans increased by $541,534, or 27.0%, to $2,548,518 for the three months ended March 31, 2023 as compared to $2,006,984 for the same period in 2022. The loan yield increased to 5.79% for the three months ended March 31, 2023, from 4.25% for the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $1,114 to $2,834 for the three months ended March 31, 2023, compared to $1,720 for the same period in 2022. The average balance of taxable securities increased $60,358 to $374,851 for the three months ended March 31, 2023, as compared to $314,493 for the same period in 2022. The yield on taxable securities increased 57 basis points to 2.77% for 2023, compared to 2.20% for 2022. Interest on tax-exempt securities increased $473 to $2,262 for the three months ended March 31, 2023, compared to $1,789 for the same period in 2022. The average balance of tax-exempt securities increased $20,270 to $281,136 for the three months ended March 31, 2023, as compared to $260,866 for the same period in 2022. The yield on tax-exempt securities decreased 14 basis points to 3.81% for 2023, compared to 3.67% for 2022 .

Interest expense increased $7,204, or 415.5%, to $8,938 for the three months ended March 31, 2023, compared with $1,734 for the same period in 2022. The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, accompanied by increases in rates. For the three months ended March 31, 2023, the average balance of interest-bearing liabilities increased $379,309 to $2,207,592, as compared to $1,828,283 for the same period in 2022. Interest incurred on deposits decreased by $2,527 to $3,232 for the three months ended March 31, 2023, compared to $705 for the same period in 2022. The average balance of interest-bearing deposits increased by $68,486 for the three months ended March 31, 2023, as compared to the same period in 2022, accompanied by an increase in the rate paid on time deposits from 0.79% in 2022 to 2.82% in 2023. Interest expense incurred on short-term FHLB advances increased as a result of higher average balances on short-term FHLB advances of $371,868 for the three months ended March 31, 2023, as compared to the same period in 2022, as a result of increased overnight borrowings. Interest expense incurred on subordinated debentures increased $333, to $1,169 for the three months ended March 31, 2023, compared to $836 for the same period in 2022. The rate paid on subordinated debentures increased from 3.27% in 2022 to 4.57% in 2023

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2023 and 2022. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2023			2022
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,548,518	$36,398	5.79%	$2,006,984	$21,038	4.25%
Taxable securities	374,851	2,834	2.77%	314,493	1,720	2.20%
Tax-exempt securities	281,136	2,262	3.81%	260,866	1,789	3.67%
Interest-bearing deposits in other banks	7,397	45	2.47%	232,246	119	0.21%
Total interest-earning assets	$3,211,902	$41,539	5.22%	$2,814,589	$24,666	3.63%
Noninterest-earning assets:
Cash and due from financial institutions	54,136			223,353
Premises and equipment, net	62,776			22,320
Accrued interest receivable	10,655			7,157
Intangible assets	135,554			84,374
Other assets	61,292			37,346
Bank owned life insurance	53,630			46,726
Less allowance for loan losses	(30,454)			(26,775)
Total Assets	$3,559,491			$3,209,090
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,384,070	$1,084	0.32%	$1,383,372	$234	0.07%
Time	308,400	2,148	2.82%	240,612	471	0.79%
Short-term FHLB advances	372,226	4,258	4.64%	358	—	0.00%
Long-term FHLB advances	3,442	19	2.24%	75,000	190	1.03%
Other borrowings	14,484	252	7.06%	—	—	0.00%
Federal funds purchased	333	5	6.09%	—	—	0.00%
Subordinated debentures	103,814	1,169	4.57%	103,713	836	3.27%
Repurchase Agreements	20,823	3	0.06%	25,228	3	0.05%
Total interest-bearing liabilities	$2,207,592	$8,938	1.64%	$1,828,283	$1,734	0.38%
Noninterest-bearing deposits	961,886			933,654
Other liabilities	48,854			99,851
Shareholders’ Equity	341,159			347,302
Total Liabilities and Shareholders’ Equity	$3,559,491			$3,209,090
Net interest income and interest rate spread		$32,601	3.58%		$22,932	3.25%
Net interest margin			4.11%			3.38%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $601 and $476 for the periods ended March 31, 2023 and 2022, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2023 and 2022.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,555	$8,805	$15,360
Taxable securities	598	516	1,114
Tax-exempt securities	404	69	473
Interest-bearing deposits in other banks	(218)	144	(74)
Total interest income	$7,339	$9,534	$16,873
Interest expense:
Demand and savings	$—	$850	$850
Time	166	1,511	1,677
Short-term FHLB advances	4,258	—	4,258
Long-term FHLB advances	(277)	106	(171)
Other borrowings	252	—	252
Federal funds purchased	5	—	5
Subordinated debentures	1	332	333
Repurchase agreements	(1)	1	—
Total interest expense	$4,404	$2,800	$7,204
Net interest income	$2,935	$6,734	$9,669

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $5,193. During the first quarter of 2023 we recorded a provision for credit losses of $620, an increase of $320, from $300 during the three months ended March 31, 2022. The increase in the reserves was principally related to loan growth during the quarter. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Noninterest income for the three-month periods ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022	$ Change	% Change
Service charges	$1,773	$1,579	$194	12.3%
Net gain on sale of securities	—	—	—	0.0%
Net gain (loss) on equity securities	(68)	50	(118)	-236.0%
Net gain on sale of loans	631	936	(305)	-32.6%
ATM/Interchange fees	1,353	1,241	112	9.0%
Wealth management fees	1,193	1,277	(84)	-6.6%
Lease revenue and residual income	2,046	—	2,046	0.0%
Bank owned life insurance	253	244	9	3.7%
Tax refund processing fees	1,900	1,900	—	0.0%
Swap fees	61	—	61	0.0%
Other	1,926	416	1,510	363.0%
Total noninterest income	$11,068	$7,643	$3,425	44.8%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 2023 was $11,068, an increase of $3,425, or 44.8%, from $7,643 for the same period of 2022. The increase was primarily due to the addition of Lease revenue and residual income of $2,046 for the three months ended March 31, 2023, as a result of the acquisition of Vision Financial Group, Inc. (VFG) in October 2023, coupled with increases in service charges and other income , offset by decreases in net gain (loss) on equity securities and net gain on sale of loans. Service charges increased due to higher service charges of $105 and overdraft fees of $89. Other income increased as result of a $1,500 fee collected with the renewal of the company's contract with MasterCard. Net gain (loss) on equity securities decreased as a result of market value decreases. Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold. During the three-months ended March 31, 2023, 63 loans were sold, totaling $9,239. During the three-months ended March 31, 2022, 208 loans were sold, totaling $38,164.

Additionally, the Company processes state and federal income tax refunds for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments. Tax refund processing fees were $1,900 for each of the three months ended March 31, 2023 and 2022. This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022	$ Change	% Change
Compensation expense	$15,105	$12,223	$2,882	23.6%
Net occupancy expense	1,359	1,150	209	18.2%
Equipment expense	2,761	495	2,266	457.8%
Contracted data processing	520	620	(100)	-16.1%
FDIC assessment	248	203	45	22.2%
State franchise tax	526	591	(65)	-11.0%
Professional services	1,555	1,049	506	48.2%
Amortization of intangible assets	398	217	181	83.4%
ATM/Interchange expense	580	513	67	13.1%
Marketing	505	317	188	59.3%
Software maintenance expense	878	708	170	24.0%
Other	3,198	2,172	1,026	47.2%
Total noninterest expense	$27,633	$20,258	$7,375	36.4%

Noninterest expense for the three months ended March 31, 2023 was $27,633, an increase of $7,375, or 36.4%, from $20,258 reported for the same period of 2022. The primary reasons for the increase were increases in compensation expense, net occupancy, equipment expense, FDIC assessment, professional services, amortization expense, ATM/Interchange expense, marketing, software maintenance expense and other operating expense, offset by decreases in contracted data processing expense and state franchise tax. The increase in compensation expense was due to increased salaries, payroll taxes and employee insurance. The average full time equivalent (FTE) employees were 532.4 at March 31, 2023, an increase of 89 FTEs over the same period of 2022 due to the acquisitions of Comunibanc Corp. and VFG in 2022. The increase in occupancy expense is due to increases related to the acquisition of Comunibanc Corp. and the opening of a new branch in Ohio. Equipment expense increased due to increases in equipment depreciation related to the acquisition of VFG. Contracted data processing fees decreased due to the payment of deconversion fees related to the merger with Comunibanc Corp. in the first quarter of 2022. The quarter-over-quarter increase in FDIC assessments was attributable to higher average consolidated assets and average tangible equity. The decrease in state franchise tax expense was attributable to lower estimated tax payments during the first quarter of 2023 as compared to the same period in 2022. Professional services increased due to acquisition advisory costs of $115, advisory fees for the company's MasterCard contract of $400 and consulting fees related to CECL implementation of $29. The increase in amortization of intangible assets is related to the merger with Comunibanc Corp. Marketing expense increased due to a general increase in marketing and increase marketing efforts in newly acquired markets. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and the implementation of our new digital banking. The increase in other operating expense is primarily due to increases in promotional expenses of $274, loan related expenses of $11, bad check losses of $115, ATM/ACH losses of $217 and a provision for credit losses on unfunded commitments of $201.

Income tax expense for the three months ended March 31, 2023 totaled $2,528, up $977 compared to the same period in 2022. The effective tax rates for the three-month periods ended March 31, 2023 and 2022 were 16.4% and 15.5%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

of tax-exempt interest income from municipal investments and loans, low income housing tax credits and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $347,697 at March 31, 2023, compared to $334,835 at December 31, 2022. Shareholders’ equity increased during the first three months of 2023 as a result of an increase in the fair value of securities available-for-sale, net of tax, of $8,135 and net income of $12,888, offset by dividends on common shares of $2,201, the purchase of treasury shares of $121 and the cumulative effect of adopting ASU 2016-13 of $6,069.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2023 and December 31, 2022 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2023	14.7%	10.8%	9.7%	8.6%
Company Ratios—December 31, 2022	14.5%	10.8%	9.7%	8.9%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $6,299, or 1.0% of the total security portfolio at March 31, 2023. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19,794 and $9,114 for the three months ended March 31, 2023 and 2022, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $38,635 and $50,872 for the three months ended March 31, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $28,203 and $190,217 for the three months ended March 31, 2023 and 2022, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $30,000. As of March 31, 2023, Civista had total credit availability with the FHLB of $880,481 with standby letters of credit totaling $32,920 and a remaining borrowing capacity of approximately $632,200. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of March 31, 2023.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2022 and March 31, 2023, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at March 31, 2023 and December 31, 2022.

The Company had derivative financial instruments as of December 31, 2022 and March 31, 2023. The changes in fair value of the assets and liabilities of the underlying contracts offset each other. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value
	March 31, 2023			December 31, 2022
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	601,071	20,539	4%	571,328	14,733	3%
+100bp	594,553	14,021	2%	566,596	10,001	2%
Base	580,532	—	—	556,595	—	—
-100bp	568,591	(11,941)	(2)%	548,575	(8,020)	(1)%
-200bp	543,911	(36,621)	(6)%	526,702	(29,893)	(5)%

The change in net portfolio value from December 31, 2022 to March 31, 2023, can be attributed to a couple of factors. The yield curve has fallen and inverted since the end of the year, and both the volume and mix of assets and funding sources has changed. The volume of loans and securities have increased, and the asset mix remains centered on loans. While the loan portfolio increased due to growth, the market value of loans has decreased due to interest rate increases. The volume of certificates of deposit have increased and borrowed money has decreased. The volume and mix shifts from the end of the year contributed to an increase in the base net portfolio value, which was partially offset by the decrease due to interest rate changes. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than assets. Accordingly, we see an increase in the net portfolio value. The change in the rates down scenario for both the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of March 31, 2023, were effective.

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

Item 1A. Risk Factors

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent and future bank failures may adversely affect the Company's business, earnings and financial condition.

The failure of other U.S. banks can significantly impact the national, regional and local banking industry and the business environment in which the Company operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While the Company does not believe that the circumstances of these three bank failures are indicators of broader issues with the banking system, these and any future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the Company and the banking industry as a whole. The Company will continue to monitor the ongoing events concerning these three bank failures, as well as any future potential bank failures and/or volatility within the banking industry in general, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2023, the Company purchased common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	5,620	$21.52	—	$6,055,711
February 1, 2023 - February 28, 2023	—	$—	—	$6,055,711
March 1, 2023 - March 31, 2023	—	$—	—	$6,055,711
Total	5,620	$21.52	—	$6,055,711

On January 3, 2023, the Company repurchased 5,620 common shares that were surrendered by officers to the Company to pay taxes upon vesting of restricted shares.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (Unaudited) for the three-months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three-months ended March 31, 2023 and 2022; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three-months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 8, 2023
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	May 8, 2023
Todd A. Michel	Date
Senior Vice President, Controller