Form 10-Q
period 2023-06-30
CIVISTA BANCSHARES, INC.
filed 2023-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 3, 2023—15,748,862 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2023
	(Unaudited)	December 31, 2022
ASSETS
Cash and due from financial institutions	$41,354	$43,361
Investments in time deposits	1,719	1,477
Securities available-for-sale	617,298	615,402
Equity securities	1,952	2,190
Loans held for sale	3,014	683
Loans, net of allowance for credit losses of $35,149 and $28,511	2,601,131	2,518,155
Other securities	28,449	33,585
Premises and equipment, net	60,899	64,018
Accrued interest receivable	11,043	11,178
Goodwill	125,078	125,695
Other intangible assets, net	10,328	10,759
Bank owned life insurance	53,787	53,543
Swap assets	16,432	16,579
Deferred taxes	18,768	16,009
Other assets	24,728	25,196
Total assets	$3,615,980	$3,537,830
LIABILITIES
Deposits
Noninterest-bearing	$1,002,461	$896,333
Interest-bearing	1,940,313	1,723,651
Total deposits	2,942,774	2,619,984
Short-term Federal Home Loan Bank advances	142,000	393,700
Securities sold under agreements to repurchase	6,788	25,143
Long-term Federal Home Loan Bank advances	2,859	3,578
Subordinated debentures	103,880	103,799
Other borrowings	12,568	15,516
Swap liabilities	16,432	16,579
Securities purchased payable	2,924	1,338
Tax refunds in process	7,208	278
Accrued expenses and other liabilities	28,671	23,080
Total liabilities	3,266,104	3,202,995
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,288,674 shares issued at June 30, 2023 and 19,231,061 shares issued at December 31, 2022, including Treasury shares	310,784	310,182
Retained earnings	168,777	156,492
Treasury shares, 3,508,447 common shares at June 30, 2023 and 3,502,827 common shares at December 31, 2022, at cost	(73,915)	(73,794)
Accumulated other comprehensive loss	(55,770)	(58,045)
Total shareholders’ equity	349,876	334,835
Total liabilities and shareholders’ equity	$3,615,980	$3,537,830

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$37,978	$21,851	$74,376	$42,889
Taxable securities	2,984	1,775	5,818	3,495
Tax-exempt securities	2,319	1,882	4,581	3,671
Deposits in other banks	54	556	99	675
Total interest and dividend income	43,335	26,064	84,874	50,730
Interest expense
Deposits	7,534	710	10,766	1,415
Federal Home Loan Bank advances	3,130	193	7,407	383
Subordinated debentures	1,198	890	2,367	1,726
Securities sold under agreements to repurchase and other	134	3	394	6
Total interest expense	11,996	1,796	20,934	3,530
Net interest income	31,339	24,268	63,940	47,200
Provision for credit losses	861	400	1,481	700
Net interest income after provision for loan losses	30,478	23,868	62,459	46,500
Noninterest income
Service charges	1,831	1,540	3,604	3,119
Net gain on sale of securities	—	6	—	6
Net gain (loss) on equity securities	(170)	39	(238)	89
Net gain on sale of loans	615	573	1,246	1,509
ATM/Interchange fees	1,450	1,355	2,803	2,596
Wealth management fees	1,180	1,228	2,373	2,505
Lease revenue and residual income	2,201	—	4,247	-
Bank owned life insurance	311	233	564	477
Tax refund processing fees	475	475	2,375	2,375
Swap fees	116	—	177	-
Other	1,140	186	3,066	602
Total noninterest income	9,149	5,635	20,217	13,278
Noninterest expense
Compensation expense	14,978	11,947	30,083	24,170
Net occupancy expense	1,369	1,026	2,728	2,176
Equipment expense	2,766	562	5,527	1,057
Contracted data processing	559	433	1,079	1,053
FDIC assessment	529	195	777	398
State franchise tax	654	628	1,180	1,219
Professional services	1,239	1,209	2,794	2,258
Amortization of intangible assets	399	217	797	434
ATM/Interchange expense	615	542	1,195	1,055
Marketing	540	380	1,045	697
Software maintenance expense	1,059	790	1,937	1,498
Other operating expenses	3,206	2,450	6,404	4,622
Total noninterest expense	27,913	20,379	55,546	40,637
Income before taxes	11,714	9,124	27,130	19,141
Income tax expense	1,680	1,423	4,208	2,974
Net Income	$10,034	$7,701	$22,922	$16,167
Earnings per common share, basic	$0.64	$0.53	$1.45	$1.10
Earnings per common share, diluted	$0.64	$0.53	$1.45	$1.10

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$10,034	$7,701	$22,922	$16,167
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(7,432)	(32,465)	2,865	(69,911)
Tax effect	1,572	6,862	(590)	14,744
Reclassification of gains recognized in net income	—	(6)	—	(6)
Tax effect	—	1	—	1
Pension liability adjustment	—	70	—	139
Tax effect	—	(15)	—	(29)
Total other comprehensive income (loss)	(5,860)	(25,553)	2,275	(55,062)
Comprehensive income (loss)	$4,174	$(17,852)	$25,197	$(38,895)

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, March 31, 2023	15,768,410	$310,412	$161,110	$(73,915)	$(49,910)	$347,697
Net Income	—	—	10,034	—	—	10,034
Other comprehensive loss	—	—	—	—	(5,860)	(5,860)
Stock-based compensation	11,817	372	—	—	—	372
Common stock dividends ($0.15 per share)	—	—	(2,367)	—	—	(2,367)
Purchase of common stock	—	—	—	—	—	—
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, March 31, 2022	14,797,232	$277,919	$131,934	$(61,472)	$(20,689)	$327,692
Net Income	—	—	7,701	—	—	7,701
Other comprehensive loss	—	—	—	—	(25,553)	(25,553)
Stock-based compensation	5,086	321	—	—	—	321
Common stock dividends ($0.14 per share)	—	—	(2,043)	—	—	(2,043)
Purchase of common stock	(264,885)	—	—	(6,056)	—	(6,056)
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net Income	—	—	22,922	—	—	22,922
Other comprehensive income	—	—	—	—	2,275	2,275
Stock-based compensation	57,613	602	—	—	—	602
Common stock dividends ($0.29 per share)	—	—	(4,568)	—	—	(4,568)
Purchase of common stock	(5,620)	—	—	(121)	—	(121)
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	16,167	—	—	16,167
Other comprehensive loss	—	—	—	—	(55,062)	(55,062)
Stock-based compensation	36,860	499	—	—	—	499
Common stock dividends ($0.28 per share)	—	—	(4,133)	—	—	(4,133)
Purchase of common stock	(453,627)	—	—	(10,621)	—	(10,621)
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$39,124	$47,628
Cash flows used for investing activities:
Maturities, paydowns and calls of investments in time deposits	—	490
Maturities, paydowns and calls of securities, available-for-sale	11,166	26,784
Purchases of securities, available-for-sale	(10,551)	(53,586)
Purchase of other securities	(9,128)	(1,500)
Redemption of other securities	14,264	—
Net change in loans	(89,903)	(64,133)
Premises and equipment purchases	(1,358)	(2,672)
Net cash used for investing activities	(85,510)	(94,617)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(719)	—
Net change in short-term FHLB advances	(251,700)	—
Repayment of other borrowings	(2,948)	—
Increase in deposits	322,790	38,801
Decrease in securities sold under repurchase agreements	(18,355)	(8,016)
Purchase of treasury shares	(121)	(10,621)
Common dividends paid	(4,568)	(4,133)
Net cash provided by financing activities	44,379	16,031
Increase in cash and cash equivalents	(2,007)	(30,958)
Cash and cash equivalents at beginning of period	43,361	264,239
Cash and cash equivalents at end of period	$41,354	$233,281
Cash paid during the period for:
Interest	$5,023	$3,558
Income taxes	2,496	1,300
Supplemental cash flow information:
Change in fair value of swap asset	147	195
Change in fair value of swap liability	(147)	(195)
Securities purchased not settled	2,924	15,025

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations and changes in cash flows for the periods ended June 30, 2023 and 2022 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2022 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold previously required under Generally Accepted Accounting Principles ("GAAP") and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impared ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1,668 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of purchased credit-impaired discount from loans to the ACL of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

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

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses were constructed for each segment. The Company has identified eight portfolio segments of loans including Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans.

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a discounted cash flow (DCF) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis (LDA) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data was incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. The Company’s policy is to utilize its own data, which includes loan-level loss data from March 31, 2004 through December 31, 2019 and from December 31, 2021 through June 30, 2022, whenever possible. The two-year period from December 31, 2019 to December 31, 2021 was excluded due to modeling errors stemming from the impact of the COVID-19 pandemic. Peer data is utilized when there are not sufficient defaults for a satisfactory sound calculation, or if the Company does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company uses the central tendency midpoint seasonally adjusted forecasts from the Federal Open Market Committee (FOMC). Other key assumptions include the probability of default (PD), loss given default (LGD), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on the Company’s own data utilizing a one-year average. When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flow.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Adjustments to the quantitative evaluation may be made to account for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, changes in the value of underlying collateral dependent loans, the existence and effect of portfolio concentration, delinquency level, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, and or no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the consolidated balance sheets), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over its estimated life are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

Revisions: An immaterial revision has been made to the consolidated financial statements for a change in the fair market value of loans for the period ended December 31, 2022, as set forth in Note 13 herein. This revision did not have a significant impact on the affected financial statement line item or total assets, equity or net income.

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

Adoption of New Accounting Standards:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduces a new credit loss methodology, CECL, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods under prior GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

On January 1, 2023, the Company adopted the guidance prospectively with a cumulative adjustment to retained earnings. The Company has not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old model and is not comparable to the information presented for 2023.

At adoption, the Company recognized an incremental allowance for credit losses on its loans to customers of $4.3 million, a liability for off-balance sheet unfunded commitments of $3.4 million and a reclassification of the discount ("PCD") on PCI loans to the ACL of $1.7 million. Additionally, the Company recorded a $6.1 million after tax decrease in retained earnings associated with the increased estimated credit losses. The “Day 1” impact of CECL adoption is summarized below:

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

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,357	$18	$(5,231)	$61,144
Obligations of states and political subdivisions	358,564	922	(29,331)	330,155
Mortgage-backed securities in government sponsored entities	256,457	11	(30,469)	225,999
Total debt securities	$681,378	$951	$(65,031)	$617,298

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

The amortized cost and fair value of securities at June 30, 2023, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,174	$6,064
Due after one year through five years	73,270	67,318
Due after five years through ten years	40,195	37,579
Due after ten years	305,282	280,338
Mortgage-backed securities	256,457	225,999
Total securities available-for-sale	$681,378	$617,298

At June 30, 2023 and June 30, 2022 there were no proceeds from sales of securities available-for-sale, gross realized gains and gross realized losses.

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $235,076 and $218,344 as of June 30, 2023 and December 31, 2022, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

June 30, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$20,331	$(837)	$40,429	$(4,394)	$60,760	$(5,231)
Obligations of states and political subdivisions	88,343	(1,003)	153,102	(28,328)	241,445	(29,331)
Mortgage-backed securities in gov’t sponsored entities	88,195	(3,650)	136,710	(26,819)	224,905	(30,469)
Total temporarily impaired	$196,869	$(5,490)	$330,241	$(59,541)	$527,110	$(65,031)

December 31, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$21,042	$(880)	$39,567	$(4,606)	$60,609	$(5,486)
Obligations of states and political subdivisions	169,594	(13,016)	73,967	(20,624)	243,561	(33,640)
Mortgage-backed securities in gov’t sponsored entities	111,639	(4,713)	124,622	(23,929)	236,261	(28,642)
Total temporarily impaired	$302,275	$(18,609)	$238,156	$(49,159)	$540,431	$(67,768)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At June 30, 2023, there were a total of 478 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and six-months ended June 30, 2023 and 2022 and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities during the period	$(170)	$39	$(238)	$89
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(170)	$39	$(238)	$89

(4) Loans

Loan balances were as follows:

	June 30, 2023	December 31, 2022
Commercial & Agriculture	$292,091	$278,595
Commercial Real Estate- Owner Occupied	367,797	371,147
Commercial Real Estate- Non-Owner Occupied	1,063,263	1,018,736
Residential Real Estate	589,066	552,781
Real Estate Construction	234,261	243,127
Farm Real Estate	24,123	24,708
Lease Financing Receivable	46,553	36,797
Consumer and Other	19,126	20,775
Total loans	2,636,280	2,546,666
Allowance for credit losses	(35,149)	(28,511)
Net loans	$2,601,131	$2,518,155

Included in Commercial & Agriculture loans above are $403 and $566 of Paycheck Protection Program (“PPP”) loans as of June 30, 2023 and December 31, 2022, respectively.

Included in total loans above are net deferred loan fees of $2,218 and $1,652 at June 30, 2023 and December 31, 2022, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this Note 4 and Note 5 (Allowance for Credit Losses). As of June 30, 2023 and December 31, 2022, accrued interest receivable totaled $11,043 and $11,178, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.

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

The following tables present, by portfolio segment, the changes in the ACL for the three- and six-months ended June 30, 2023 and 2022.

Allowance for credit losses:

For the three months ended June 30, 2023	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,316	$—	$42	$2,182	$5,540
Commercial Real Estate:		—	—
Owner Occupied	5,733	—	—	(202)	5,531
Non-Owner Occupied	11,760	—	8	(122)	11,646
Residential Real Estate	5,934	(1)	32	550	6,515
Real Estate Construction	3,920	—	5	(478)	3,447
Farm Real Estate	269	—	—	(26)	243
Lease Financing Receivables	2,907	—	—	(960)	1,947
Consumer and Other	354	(13)	19	(88)	272
Unallocated	3	—	—	5	8
Total	$34,196	$(14)	$106	$861	$35,149

1 Day 1 impact of $1,668, of adopting ASC 326-PCD loans was netted by changes in estimates of $771.

For the three months ended June 30, 2023, the Company provided $861 to the allowance for credit losses, as compared to a provision of $400 for the three months ended June 30, 2022. The increase in the reserves was principally related to loan growth during the quarter.

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

For the three months ended June 30, 2022, the Company provided $400 to the allowance for credit losses. The provision in the second quarter of 2022 reflected the Company’s strong loan growth during the quarter. Our credit quality metrics remained stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions. While COVID-19 vaccinations and improved treatments had created a level of optimism, there remained caution due to the lingering concerns over potential infection spikes. We remained cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment. As of June 30, 2022 economic impacts related to the COVID-19 pandemic had improved somewhat, but continued concerns lingered due to the disruption of supply chains, additional employee costs, higher challenges throughout our footprint, rising inflationary pressures and the prospects of recession.

During the three months ended June 30, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, partially offset by a decrease in Commercial & Agriculture loan balances during the quarter mainly due to the forgiveness or payoff of PPP loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied, Commercial Real Estate - Non-Owner Occupied, Residential Real Estate and Real Estate Construction loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. Management felt the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2022.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for credit losses:

For the six months ended June 30, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans 1	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(140)	$48	$2,192	$5,540
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	—	(128)	5,531
Non-Owner Occupied	14,138	(2,847)	—	—	15	340	11,646
Residential Real Estate	3,145	2,762	166	(11)	54	399	6,515
Real Estate Construction	2,293	1,502	—	—	9	(357)	3,447
Farm Real Estate	291	(28)	—	—	—	(20)	243
Lease Financing Receivables	429	1,743	635	—	—	(860)	1,947
Consumer and Other	98	201	77	(38)	27	(93)	272
Unallocated	541	(541)	—	—	—	8	8
Total	$28,511	$4,296	$897	$(189)	$153	$1,481	$35,149

For the six months ended June 30, 2023, the Company provided $1,481 to the allowance for credit losses, as compared to a provision of $700 for the six months ended June 30, 2022. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193 in the first quarter of 2023. The increase in the reserves was principally related to loan growth during the quarter.

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

For the six months ended June 30, 2022, the Company provided $700 to the allowance for loan losses. During the six months ended June 30, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loss rates, partially offset by a decrease in Commercial & Agriculture loan balances during the first six months of the year mainly due to the forgiveness or payoff of PPP loans. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied, Commercial Real Estate - Non-Owner Occupied, Residential Real Estate and Real Estate Construction loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented as an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision. Management felt that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at June 30, 2022.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the allocation of the allowance for credit losses and related loan balances as of December 31, 2022.

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

The following tables present credit exposures by internally assigned risk grades as of June 30, 2023 and December 31, 2022. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at June 30, 2023, is as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$67,864	$68,956	$31,829	$9,035	$9,228	$2,482	$96,802	$—	$286,196
Special Mention	—	—	—	113	—	—	159	—	272
Substandard	—	—	2,627	130	—	101	2,410	—	5,268
Doubtful	—	207	124	24	—	—	—	—	355
Total Commercial & Agriculture	$67,864	$69,163	$34,580	$9,302	$9,228	$2,583	$99,371	$—	$292,091
Commercial & Agriculture:
Current-period gross charge-offs	$—	$59	$—	$—	$—	$81	$—	$—	$140

Commercial Real Estate - Owner Occupied
Pass	$15,978	$83,687	$74,403	$62,948	$33,994	$88,206	$6,829	$—	$366,045
Special Mention	—	—	—	—	400	311	—	—	711
Substandard	—	—	1	—	—	1,038	2	—	1,041
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$15,978	$83,687	$74,404	$62,948	$34,394	$89,555	$6,831	$—	$367,797
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$84,210	$284,184	$219,651	$148,969	$114,306	$169,197	$25,786	$—	$1,046,302
Special Mention	—	5,543	—	—	277	7,250	277	—	13,347
Substandard	—	—	—	—	146	3,468	—	—	3,614
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$84,210	$289,727	$219,651	$148,969	$114,730	$179,914	$26,063	$—	$1,063,263
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Pass	$46,011	$108,692	$100,130	$77,777	$37,552	$85,246	$127,539	$—	$582,948
Special Mention	—	54	—	—	—	45	55	—	155
Substandard	—	240	361	258	978	3,505	621	—	5,963
Doubtful	—	—	—	—	—	—	—	—	—
Total Residential Real Estate	$46,011	$108,987	$100,492	$78,036	$38,530	$88,796	$128,215	$—	$589,066
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Real Estate Construction
Pass	$39,396	$129,587	$37,997	$18,211	$—	$—	$8,900	$—	$234,092
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	-	—	169	—	—	—	169
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$39,396	$129,587	$37,997	$18,211	$169	$—	$8,900	$—	$234,261
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$792	$1,369	$2,400	$5,321	$826	$12,188	$1,040	$—	$23,935
Special Mention	—	—	—	—	—	187	—	—	187
Substandard	—	—	—	-	—	—	—	—	-
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$792	$1,369	$2,400	$5,321	$826	$12,375	$1,040	$—	$24,123
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$19,340	$18,316	$5,291	$2,099	$1,272	$46	$—	$—	$46,364
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	-	—	—	—	—	—	-
Doubtful	—	—	33	—	156	—	—	—	189
Total Lease Financing Receivables	$19,340	$18,316	$5,324	$2,099	$1,428	$46	$—	$—	$46,553
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$3,962	$5,360	$4,753	$2,148	$797	$416	$1,634	$—	$19,070
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	14	33	1	—	8	—	—	57
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$3,962	$5,374	$4,786	$2,149	$797	$424	$1,634	$—	$19,126
Consumer and Other:
Current-period charge-offs	$—	$9	$12	$3	$10	$—	$4	$—	$38
Total Loans	$277,553	$706,209	$479,633	$327,035	$200,102	$373,694	$272,054	$—	$2,636,280
Total Loans:
Current-period charge-offs	$—	$68	$12	$3	$10	$92	$4	$—	$189

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

December 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$432,790	$44,172	$19,773	$496,735
Nonperforming	—	—	—	—
Total	$432,790	$44,172	$19,773	$496,735

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2023 and December 31, 2022.

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$2,146	$315	$1,072	$3,533	$288,558	$292,091	$—
Commercial Real Estate:
Owner Occupied	—	18	219	237	367,560	367,797	—
Non-Owner Occupied	—	—	1,252	1,252	1,062,011	1,063,263	—
Residential Real Estate	389	678	1,786	2,853	586,213	589,066	—
Real Estate Construction	—	—	—	—	234,261	234,261	—
Farm Real Estate	—	—	—	—	24,123	24,123	—
Lease Financing Receivables	334	436	202	972	45,581	46,553	—
Consumer and Other	83	12	55	150	18,976	19,126	—
Total	$2,952	$1,459	$4,586	$8,997	$2,627,283	$2,636,280	$—

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$247	$78	$534	$859	$276,873	$863	$278,595	$—
Commercial Real Estate:
Owner Occupied	21	13	76	110	369,049	1,988	371,147	—
Non-Owner Occupied	—	—	1,164	1,164	1,017,453	119	1,018,736	—
Residential Real Estate	3,133	857	1,107	5,097	546,270	1,414	552,781	—
Real Estate Construction	—	—	219	219	242,908	—	243,127	—
Farm Real Estate	7	—	—	7	24,701	—	24,708	—
Lease Financing Receivables	1,040	—	341	1,381	35,416	—	36,797	—
Consumer and Other	293	49	74	416	20,358	1	20,775	—
Total	$4,741	$997	$3,515	$9,253	$2,533,028	$4,385	$2,546,666	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of June 30, 2023.

June 30, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$565	$622	$1,187	$—
Commercial Real Estate:
Owner Occupied	—	312	312	9
Non-Owner Occupied	—	1,252	1,252	—
Residential Real Estate	—	4,571	4,571	65
Real Estate Construction	—	214	214	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	373	—	373	—
Consumer and Other	—	63	63	3
Total	$938	$7,034	$7,972	$77

The following table presents loans on nonaccrual status as of December 31, 2022, excluding PCI loans.

December 31, 2022
Commercial & Agriculture	$774
Commercial Real Estate:
Owner Occupied	386
Non-Owner Occupied	1,109
Residential Real Estate	3,926
Real Estate Construction	221
Farm Real Estate	—
Lease Financing Receivables	—
Consumer and Other	91
Total	$6,507

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

Modifications to Borrowers Experiencing Financial Difficulty: From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During the six months ended June 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty.

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

June 30, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$49	$632	$307
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	—	—	—
Residential Real Estate	610	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	431	216
Consumer and Other	—	—	—
Total	$659	$1,063	$523

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the average recorded investment and interest income recognized for impaired financing receivables for the three and six-month periods ended June 30, 2022.

	June 30, 2022
For the three months ended	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—
Commercial Real Estate—Owner Occupied	178	3
Commercial Real Estate—Non-Owner Occupied	—	—
Residential Real Estate	466	6
Real Estate Construction	—	—
Farm Real Estate	501	6
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total	$1,145	$15

	June 30, 2022
For the six months ended	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$—	$—
Commercial Real Estate—Owner Occupied	187	6
Commercial Real Estate—Non-Owner Occupied	—	—
Residential Real Estate	492	13
Real Estate Construction	—	—
Farm Real Estate	508	12
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total	$1,187	$31

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Changes in the accretable yield for PCI loans as of June 30, 2022 were as follows, since acquisition:

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022 there were no foreclosed assets included in Other assets.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning of Period	$3,588	—	—	—
CECL adoption adjustments	—	—	3,386	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	263	—	465	—
End of Period	$3,851	—	$3,851	—

(6) Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax for the three-month periods ended June 30, 2023 and June 30, 2022.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2023(a)			June 30, 2022(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(44,636)	$(5,274)	$(49,910)	$(14,889)	$(5,800)	$(20,689)
Other comprehensive income (loss) before reclassifications	(5,860)	—	(5,860)	(25,603)	—	(25,603)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(5)	55	50
Net current-period other comprehensive income (loss)	(5,860)	—	(5,860)	(25,608)	55	(25,553)
Ending balance	$(50,496)	$(5,274)	$(55,770)	$(40,497)	$(5,745)	$(46,242)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended June 30, 2023 and June 30, 2022.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
Details about Accumulated Other Comprehensive Loss Components	For the Three months ended June 30, 2023	For the Three months ended June 30, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$—	$6	Net gain on sale of securities
Tax effect	—	(1)	Income tax expense
	—	5
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	—	(70)	Other operating expenses
Tax effect	—	15	Income tax expense
	—	(55)
Total reclassifications for the period	$—	$(50)

(a)
Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the six month periods ended June 30, 2023 and June 30, 2022.

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2023(a)			June 30, 2022(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820
Other comprehensive income (loss) before reclassifications	2,275	—	2,275	(55,167)	—	(55,167)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(5)	110	105
Net current-period other comprehensive income (loss)	2,275	—	2,275	(55,172)	110	(55,062)
Ending balance	$(50,496)	$(5,274)	$(55,770)	$(40,497)	$(5,745)	$(46,242)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2023 and June 30, 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Six months ended June 30, 2023	For the Six months ended June 30, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$—	$6	Net gain on sale of securities
Tax effect	—	(1)	Income tax expense
	—	5
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	—	(139)	Other operating expenses
Tax effect	0	29	Income tax expense
	—	(110)
Total reclassifications for the period	$—	$(105)

(a) Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill has decreased $617 since December 31, 2022 as a result of adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition. The balance of goodwill was $125,078 at June 30, 2023 and $125,695 at December 31, 2022.

Acquired intangible assets, other than goodwill, as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,952	$5,680	$7,272	$12,952	$4,883	$8,069
Total amortized intangible assets	$12,952	$5,680	$7,272	$12,952	$4,883	$8,069

Aggregate core deposit intangible amortization expense was $399, and $217, for the three-months ended June 30, 2023 and 2022, respectively. Aggregate core deposit intangible amortization expense was $797 and $434 for the six-months ended June 30, 2023 and June 30, 2022, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three and six-month periods ended June 30, 2023 and June 30, 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan Servicing Rights:
Balance at Beginning of Period	$3,059	$2,678	$2,689	$2,642
Additions	88	81	524	226
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(91)	(95)	(157)	(204)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$3,056	$2,664	$3,056	$2,664

Valuation allowance:
Balance at Beginning of Period	$—	$—	$—	$—
Additions expensed	—	—	—	—
Reductions credited to operations	—	—	—	—
Direct write-offs	—	—	—	—
Balance at End of Period	$—	$—	$—	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2023	$86	$782	$868
2024	171	1,489	1,660
2025	170	1,312	1,482
2026	168	1,193	1,361
2027	163	1,071	1,234
Thereafter	2,298	1,425	3,723
	$3,056	$7,272	$10,328

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At June 30, 2023		At December 31, 2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$142,000	$—	$393,700
Interest rate on balance	—	5.17%	—	4.24%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2023	2022	2022	2023	2023	2022	2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$302,000	$—	$—	$—	$540,000	$—	$15,800
Average balance	—	242,395	—	—	—	306,952	—	178
Average rate paid	—	5.15%	—	—	—	4.84%	—	0.30%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Short-term borrowings and federal funds purchased transactions can range from overnight to six months in maturity. The average maturity was one day at June 30, 2023.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of June 30, 2023 and December 31, 2022. All of the repurchase agreements are overnight agreements.

	June 30, 2023	December 31, 2022
Securities pledged for repurchase agreements:
U.S. Treasury securities	$6,788	$25,143
Obligations of U.S. government agencies	—	—
Total securities pledged	$6,788	$25,143
Gross amount of recognized liabilities for repurchase agreements	$6,788	$25,143
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three-months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic
Net income	$10,034	$7,701	$22,922	$16,167
Less allocation of earnings and dividends to participating securities	374	39	831	71
Net income available to common shareholders—basic	$9,660	$7,662	$22,091	$16,096
Weighted average common shares outstanding	15,775,812	14,615,154	15,754,073	14,761,363
Less average participating securities	588,715	74,286	570,897	65,146
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,187,097	14,540,868	15,183,176	14,696,217
Earnings per common share:
Basic	$0.64	$0.53	$1.45	$1.10
Diluted	0.64	0.53	1.45	1.10

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2023 and December 31, 2022:

	Contract Amount
	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$65,676	$665,017	$42,184	$599,185
Overdraft protection	10	45,288	10	45,182
Letters of credit	883	424	960	630
	$66,569	$710,729	$43,154	$644,997

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.75% to 8.75% at June 30, 2023 and from 3.25% to 8.00% at December 31, 2022. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at June 30, 2023 and December 31, 2022.

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

Net periodic pension cost was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	125	103	251	207
Expected return on plan assets	(132)	(144)	(265)	(288)
Other components	—	70	0	139
Net periodic pension cost	$(7)	$29	$(14)	$58

The Company does not expect to make any contribution to its pension plan in 2023. The Company made no contribution to its pension plan in 2022.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 60,049 shares available for future grants under this plan at June 30, 2023.

No options were granted under the 2014 Incentive Plan during the six month periods ended June 30, 2023 and 2022.

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

The following is a summary of the Company’s outstanding restricted shares and changes therein for the three- and six-month periods ended June 30, 2023:

	Three months ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	88,422	$21.98	70,096	$21.88
Granted	—	—	47,536	21.85
Vested	—	—	(27,470)	21.52
Forfeited	—	—	(1,740)	21.74
Nonvested at end of period	88,422	$21.98	88,422	$21.98

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted shares as of June 30, 2023:

At June 30, 2023
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2019	1,924	$19	0.50
March 14, 2020	4,265	62	1.50
March 3, 2021	7,776	114	2.50
March 3, 2021	6,793	65	0.50
March 3, 2022	9,554	191	3.50
March 3, 2022	11,261	191	1.50
March 14, 2023	17,103	316	4.50
March 14, 2023	29,746	527	2.50
	88,422	$1,485	2.87

The Company recorded $191 and $152 of share-based compensation expense during the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the total compensation cost related to unvested awards not yet recognized was $1,485, which was expected to be recognized over the weighted average remaining life of the grants of 2.87 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at June 30, 2023 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,144	$—
Obligations of states and political subdivisions	—	330,155	—
Mortgage-backed securities in government sponsored entities	—	225,999	—
Total securities available-for-sale	—	617,298	—
Equity securities	—	1,952	—
Swap asset	—	16,432	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$16,432	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,056

	Fair Value Measurements at December 31, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,029	$—
Obligations of states and political subdivisions	—	317,248	—
Mortgage-backed securities in government sponsored entities	—	237,125	—
Total securities available-for-sale	—	615,402	—
Equity securities	—	2,190	—
Swap asset	—	16,579	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	16,579	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,689

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,056	Discounted Cash Flow	Constant Prepayment Rate	4% - 10%	6%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,689	Discounted Cash Flow	Constant Prepayment Rate	5% - 20%	7%
			Discount Rate	12%	12%

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2023 were as follows:

June 30, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$41,354	$41,354	$41,354	$—	$—
Other securities	28,449	28,449	28,449	—	—
Loans, held for sale	3,014	3,014	3,014	—	—
Loans, net of allowance	2,601,131	2,510,194	—	—	2,510,194
Bank owned life insurance	53,787	53,787	53,787	—	—
Accrued interest receivable	11,043	11,043	11,043	—	—
Financial Liabilities:
Nonmaturing deposits	2,360,418	2,360,418	2,360,418	—	—
Time deposits	582,356	582,041	—	—	582,041
Short-term FHLB advances	142,000	141,700	141,700	—	—
Long-term FHLB advances	2,859	2,839	—	—	2,839
Other borrowings	12,568	12,801	—	—	12,801
Securities sold under agreement to repurchase	6,788	6,788	6,788	—	—
Subordinated debentures	103,880	102,115	—	—	102,115
Accrued interest payable	—	—	—	—	—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$6,921	$243	$6,980	$269
Counterparty positions with financial institutions in an asset position	209,209	16,189	212,570	16,310
Total included in other assets		$16,432		$16,579
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$202,288	$16,432	$205,590	$16,579
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$16,432		$16,579
Gross notional positions with customers	$209,209		$212,570
Gross notional positions with financial institution counterparties	$209,209		$212,570

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions. Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	June 30, 2023	June 30, 2022
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

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

At June 30, 2023 and December 31, 2022, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2023 and December 31, 2022, the balance of the Company's investments in qualified affordable housing projects was $13,653 and $14,149, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,818 and $5,634 at June 30, 2023 and December 31, 2022, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three months ended June 30, 2023 and 2022, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $252 and $239, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $426 and $396, respectively. During the three- and six-months ended June 30, 2023 and 2022, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June		June 30,
	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges	$1,831	$1,540	$3,604	$3,119
ATM/Interchange fees	1,450	1,355	2,803	2,596
Wealth management fees	1,180	1,228	2,373	2,505
Tax refund processing fees	475	475	2,375	2,375
Other	1,201	23	3,293	300
Noninterest Income (in-scope of Topic 606)	6,137	4,621	14,448	10,895
Noninterest Income (out-of-scope of Topic 606)	3,012	1,014	5,769	2,383
Total Noninterest Income	$9,149	$5,635	$20,217	$13,278

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2023 compared to December 31, 2022, and the consolidated results of operations for the three- and six-month periods ended June 30, 2023, compared to the same periods in 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

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
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at June 30, 2023 were $3,615,980 compared to $3,537,830 at December 31, 2022, an increase of $78,150, or 2.2%. The increase in total assets was due to increases in loans of $82,976, accompanied by other increases in securities available for sale, loans held for sale and deferred taxes of $1,896, $2,331, and $2,759, respectively. Total liabilities at June 30, 2023 were $3,266,104 compared to $3,202,995 at December 31, 2022, an increase of $63,109, or 2.0%. The increase in total liabilities was primarily attributable to an increase in total deposit accounts of $322,790 accompanied by an increase in tax refunds in process and accrued interest, taxes and other liabilities of $6,930 and $8,515, respectively, partially offset by decreases in short term FHLB borrowings, securities sold under agreements to repurchase, swap liabilities and other borrowings of $251,700, $189, $355 and $948, respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022	$ Change	% Change
Commercial & Agriculture	$292,091	$278,595	$13,496	4.8%
Commercial Real Estate—Owner Occupied	367,797	371,147	(3,350)	-0.9%
Commercial Real Estate—Non-Owner Occupied	1,063,263	1,018,736	44,527	4.4%
Residential Real Estate	589,066	552,781	36,285	6.6%
Real Estate Construction	234,261	243,127	(8,866)	-3.6%
Farm Real Estate	24,123	24,708	(585)	-2.4%
Lease Financing Receivables	46,553	36,797	9,756	26.5%
Consumer and Other	19,126	20,775	(1,649)	-7.9%
Total loans	2,636,280	2,546,666	89,614	3.5%
Allowance for credit losses	(35,149)	(28,511)	(6,638)	23.3%
Net loans	$2,601,131	$2,518,155	$82,976	3.3%

Included in Commercial & Agriculture loans above were $403 of PPP loans as of June 30, 2023 and $566 of PPP loans as of December 31, 2022.

Loans held for sale increased $2,331, or 341.3%, since December 31, 2022. The increase was due to increases in both the number of loans and average loan balance held for sale. At June 30, 2023, 17 loans totaling $3,014 were held for sale as compared to 7 loans totaling $683 at December 31, 2022.

Net loans have increased $82,976, or 3.3%, since December 31, 2022. The Commercial & Agriculture, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate and Lease Financing Receivables loan portfolios increased $13,496, $44,527, $36,285, and $9,756, respectively, since December 31, 2022, while the Commercial Real Estate - Owner Occupied, Farm Real Estate and Consumer and Other loan portfolios decreased $3,350, $585 and $1,649, respectively, since December 31, 2022. At June 30, 2023, the net loan to deposit ratio was 88.4% compared to 96.1% at December 31, 2022. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

Upon adoption of CECL on January 1, 2023 we recorded an increase in the allowance for credit losses of $5,193. During the first six months of 2023 we recorded a provision for credit losses of $1,481, an increase of $781, from $700 during the same period of 2022. The increase in the reserves was principally related to loan growth during the first six months of the year. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Net chargeoffs for the first six months of 2023 totaled $36, compared to net recoveries of $94 in the first six months of 2022. For the first six months of 2023, the Company charged off a total of 26 loans. Five Commercial and Agriculture loan totaling $140, two Residential Real Estate loan totaling $10 and nineteen Consumer and Other loans totaling $38 were charged off in the first six months of the year. In addition, during the first six months of 2023, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $6, Commercial Real Estate – Non-Owner Occupied loans of $15, Residential Real Estate loans of $94, Real Estate Construction loans of $8 and Consumer and Other loans of $30. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

Management specifically evaluates loans that do not share common risk characteristics for estimates of loss. To evaluate the adequacy of the allowance for credit losses to cover probable losses in the loan portfolio, management considers specific reserve allocations for identified portfolio loans, reserves for delinquencies and historical reserve allocations. Loss migration rates are calculated over a three-year period for all portfolio segments. Management also considers certain economic factors for trends that management uses to account for the qualitative and environmental changes in risk, which affects the level of the reserve.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.33% at June 30, 2023 and 1.12% at December 31, 2022.

The available-for-sale security portfolio increased by $1,896, from $615,402 at December 31, 2022 to $617,298 at June 30, 2023. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2023, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $3,119 from December 31, 2022 to June 30, 2023. The decrease is primarily the result of depreciation of $3,890.

Goodwill decreased by $617, from $125,695 at December 31, 2022 to $125,078 at June 30, 2023. The decrease is due to adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition.

Bank owned life insurance (BOLI) increased $244 from December 31, 2022 to June 30, 2023. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $147 from December 31, 2022 to June 30, 2023. The decrease is primarily the result of a decrease in market value.

Total deposits as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand	$1,002,461	$896,333	$106,128	11.8%
Interest-bearing demand	503,726	527,879	(24,153)	-4.6%
Savings and money market	854,231	876,427	(22,196)	-2.5%
Time deposits	582,356	319,345	263,011	82.4%
Total Deposits	$2,942,774	$2,619,984	$322,790	12.3%

The Company had approximately $667,497 and $563,092 of uninsured deposits as of June 30, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Total deposits at June 30, 2023 increased $322,790 from year-end 2022. Noninterest-bearing deposits increased $106,128 from year-end 2022, while interest-bearing deposits, including savings and time deposits, increased $216,662 from December 31, 2022. The increase in noninterest-bearing deposits was primarily due to a $179,254 increase in cash balances related to the Company’s participation in our tax refund processing program. This increase is temporary as transactions are processed and is expected to return to levels more consistent with December 31, 2022 over the next two quarters. This seasonal increase was partially offset by a $59,873 decrease in noninterest-bearing business accounts and a $26,404 decrease in noninterest-bearing personal accounts. The $24,153 decrease in interest-bearing demand was spread across personal, business, and public fund accounts. The decrease in money market and savings accounts was primarily due to a $39,686 decrease in statement savings, and a $26,445 decrease in personal money markets, partially offset by a $39,991 increase in brokered money market accounts. The increase in time certificates was primarily due to a $202,500 increase in brokered time deposits. Jumbo time certificates also increased $44,2052. The year-to-date average balance of total deposits increased $189,036, compared to the average balance for the same period in 2022, mainly due to a $194,376 increase in the average balance of time deposits.

Short-term FHLB advances decreased $251,700 from December 31, 2022 to June 30, 2023. The decrease is due to the repayment of overnight borrowings.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $18,355 from December 31, 2022 to June 30, 2023.

Securities purchased payable increased $1,586 from December 31, 2022 to June 30, 2023. The increase is the result of an increase in accounts payable related to securities purchased but not yet funded.

Tax refunds in process increased $6,930 from December 31, 2022 to June 30, 2023. The increase is the result of an increase in a clearing account related to our tax refund processing program of $6,930.

Swap liabilities decreased $147 from December 31, 2022 to June 30, 2023. The decrease of $147 is the result of a decrease in fair value of swap liabilities.

Accrued expenses and other liabilities increased $8,515 from December 31, 2022 to June 30, 2023. The increase is primarily the result of an increase in allowance for credit losses on unfunded commitments of $3,851 as a result of the Company's adoption of ASU 2013-16.

Shareholders’ equity at June 30, 2023 was $349,876, or 9.7% of total assets, compared to $334,835, or 9.5% of total assets, at December 31, 2022. The increase was the result of an increase in the fair value of securities available-for-sale, net of tax, of $2,275 and net income of $22,922, offset by dividends on common shares of $4,568, the purchase of treasury shares of $121 and the cumulative effect of adopting ASU 2016-13 of $6,069.

Total outstanding common shares at June 30, 2023 were 15,780,227, which increased from 15,728,234 common shares outstanding at December 31, 2022. Common shares outstanding increased due to the grant of 47,536 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 5,620 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,740 restricted common shares forfeited.

Results of Operations

Three Months Ended June 30, 2023 and 2022

The Company had net income of $10,034 for the three months ended June 30, 2023, an increase of $2,333 from net income of $7,701 for the same three months of 2022. Basic earnings per common share were $0.64 for the quarter ended June 30, 2023, compared to $0.53 for the same period in 2022. Diluted earnings per common share were $0.64 for the quarter ended June 30, 2023, compared to $0.53 for the same period in 2022. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2023 was $31,339, an increase of $7,701 from $24,288 for the same three months of 2022. This increase is the result of an increase of $17,271 in total interest income, offset by an increase of $10,200 in interest expense. Interest-earning assets averaged $3,258,738 during the three months ended June 30, 2023, an increase of $392,376 from $2,866,362 for the same period of 2022. The Company’s average interest-bearing liabilities increased from $1,830,089 during the three months ended June 30, 2022 to $2,288,563 during the three months ended June 30, 2023. The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2023 and 2022 was 3.86% and 3.43%, respectively.

Total interest income was $43,335 for the three months ended June 30, 2023, an increase of $17,271 from $26,064 of total interest income for the same period in 2022. The increase in interest income is attributable to increases in interest and fees on loans and interest income on taxable and tax-exempt securities of $16,127, $1,209, and $473, respectively. Interest on loans increased $16,127 to $37,978 for the three months ended June 30, 2023, as compared to $21,851 for the same period in 2022. The average balance of loans increased by $559,908, or 28.0%, to $2,593,286 for the three months ended June 30, 2023 as compared to $2,003,378 for the same period in 2022. The loan yield increased to 5.88% for the three months ended June 30, 2023, from 4.31% for the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $1,209 to $2,984 for the three months ended June 30, 2023, compared to $1,775 for the same period in 2022. The average balance of taxable securities increased $72,746 to $370,002 for the three months ended June 30, 2023, as compared to $297,256 for the same period in 2022. The yield on taxable securities increased 71 basis points to 2.94% for 2023, compared to 2.23% for 2022. Interest on tax-exempt securities increased $437 to $2,319 for the three months ended June 30, 2023, compared to $1,882 for the same period in 2022. The average balance of tax-exempt securities increased $29,417 to $288,513 for the three months ended June 30, 2023, as compared to $259,096 for the same period in 2022. The yield on tax-exempt securities increased 27 basis points to 3.79% for 2023, compared to 3.52% for 2022 .

Interest expense increased $10,200, or 567.9%, to $11,996 for the three months ended June 30, 2023, compared with $1,796 for the same period in 2022. The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, accompanied by increases in rates. For the three months ended June 30, 2023, the average balance of interest-bearing liabilities increased $458,474 to $2,288,563, as compared to $1,830,089 for the same period in 2022. Interest incurred on deposits increased by $6,824 to $7,534 for the three months ended June 30, 2023, compared to $710 for the same period in 2022. The average balance of interest-bearing deposits increased by $282,871 for the three months ended June 30, 2023, as compared to the same period in 2022, accompanied by an increase in the rate paid on demand and savings accounts from 0.81% in 2022 to 4.38% in 2023. The average balance on long-term FHLB balances decreased $71,893 as a result of a prepayment, while the rate paid increased 116 basis points. In addition, the average balance of short-term FHLB balances increased $242,395, compared to the same period in 2022. The rate paid on subordinated debentures increased 118 basis points for the three-month period ended June 30, 2023, as compared to the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended June 30, 2023 and 2022. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2023			2022
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,593,286	$37,978	5.87%	$2,033,378	$21,851	4.31%
Taxable securities	370,002	2,984	2.93%	297,256	1,775	2.23%
Tax-exempt securities	288,513	2,319	3.79%	259,096	1,882	3.52%
Interest-bearing deposits in other banks	6,937	54	3.12%	276,632	556	0.81%
Total interest-earning assets	$3,258,738	$43,335	5.31%	$2,866,362	$26,064	3.67%
Noninterest-earning assets:
Cash and due from financial institutions	47,560			44,538
Premises and equipment, net	61,220			22,264
Accrued interest receivable	11,191			7,993
Intangible assets	135,669			84,167
Other assets	60,253			46,608
Bank owned life insurance	53,878			46,966
Less allowance for loan losses	(34,668)			(27,174)
Total Assets	$3,593,841			$3,091,724
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,364,648	$1,546	0.45%	$1,401,351	$247	0.07%
Time	548,307	5,988	4.38%	228,733	463	0.81%
Short-term FHLB advances	242,395	3,113	5.15%	—	—	0.00%
Long-term FHLB advances	3,107	17	2.19%	75,000	193	1.03%
Other borrowings	13,018	132	4.07%	—	—	0.00%
Subordinated debentures	103,854	1,198	4.62%	103,714	890	3.44%
Repurchase Agreements	13,234	2	0.06%	21,291	3	0.06%
Total interest-bearing liabilities	$2,288,563	$11,996	2.10%	$1,830,089	$1,796	0.39%
Noninterest-bearing deposits	904,757			894,887
Other liabilities	52,874			53,476
Shareholders’ Equity	347,647			313,272
Total Liabilities and Shareholders’ Equity	$3,593,841			$3,091,724
Net interest income and interest rate spread		$31,339	3.21%		$24,268	3.28%
Net interest margin			3.86%			3.43%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $617 and $501 for the periods ended June 30, 2023 and 2022, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2023 and 2022.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,959	$9,168	$16,127
Taxable securities	565	644	1,209
Tax-exempt securities	289	148	437
Interest-bearing deposits in other banks	(937)	435	(502)
Total interest income	$6,876	$10,395	$17,271
Interest expense:
Demand and savings	$(7)	$1,306	$1,299
Time	1,333	4,192	5,525
Short-term FHLB advances	3,114	—	3,114
Long-term FHLB advances	(281)	105	(176)
Other borrowings	132	—	132
Federal funds purchased	—	—	—
Subordinated debentures	1	306	307
Repurchase agreements	(1)	—	(1)
Total interest expense	$4,291	$5,909	$10,200
Net interest income	$2,585	$4,486	$7,071

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193. During the second quarter of 2023 we recorded a provision for credit losses of $861, an increase of $461, from $400 during the three months ended June 30, 2022. The increase in the reserves was principally related to loan growth during the quarter. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Noninterest income for the three-month periods ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
	2023	2022	$ Change	% Change
Service charges	$1,831	$1,540	$291	18.9%
Net gain on sale of securities	—	6	(6)	-100.0%
Net gain (loss) on equity securities	(170)	39	(209)	-535.9%
Net gain on sale of loans	615	573	42	7.3%
ATM/Interchange fees	1,450	1,355	95	7.0%
Wealth management fees	1,180	1,228	(48)	-3.9%
Lease revenue and residual income	2,201	—	2,201	0.0%
Bank owned life insurance	311	233	78	33.5%
Tax refund processing fees	475	475	—	0.0%
Swap fees	116	—	116	0.0%
Other	1,140	186	954	512.9%
Total noninterest income	$9,149	$5,635	$3,514	62.4%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended June 30, 2023 was $9,149, an increase of $3,514, or 62.4%, from $5,635 for the same period of 2022. The increase was primarily due to the addition of Lease revenue and residual income of $2,201 for the three months ended June 30, 2023, as a result of the acquisition of Vision Financial Group, Inc. (VFG) in October 2022, coupled with increases in service charges and other income. Service charges increased $169, split between increases on personal and business deposit accounts. Overdraft fees also increased by $122. Net gain (loss) on equity securities decreased as a result of market value decreases. Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold. During the three months ended June 30, 2023, 103 loans were sold, totaling $16,200. During the three months ended June 30, 2022, 186 loans were sold, totaling $35,494. Other income also increased as result of a $553 increase related to the timing of claims at the Company’s reinsurance subsidiary and $581 in interim rent at VFG.

Additionally, the Company processes state and federal income tax refunds for customers of third-party income tax preparation vendors for which we receive a fee for processing the refund payments. Tax refund processing fees were $475 for each of the three months ended June 30, 2023 and 2022. This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

Noninterest expense for the three-month periods ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
	2023	2022	$ Change	% Change
Compensation expense	$14,978	$11,947	$3,031	25.4%
Net occupancy expense	1,369	1,026	343	33.4%
Equipment expense	2,766	562	2,204	392.2%
Contracted data processing	559	433	126	29.1%
FDIC assessment	529	195	334	171.3%
State franchise tax	654	628	26	4.1%
Professional services	1,239	1,209	30	2.5%
Amortization of intangible assets	399	217	182	83.9%
ATM/Interchange expense	615	542	73	13.5%
Marketing	540	380	160	42.1%
Software maintenance expense	1,059	790	269	34.1%
Other	3,206	2,450	756	30.9%
Total noninterest expense	$27,913	$20,379	$7,534	37.0%

Noninterest expense for the three months ended June 30, 2023 was $27,913, an increase of $7,534, or 37.0%, from $20,379 reported for the same period of 2022. The primary reasons for the increase were increases in compensation expense, net occupancy, equipment expense, FDIC assessment, professional services, amortization expense, ATM/Interchange expense, marketing, software maintenance expense and other operating expense. The increase in compensation expense was primarily due to a $2,312 increase in salaries related to the acquisitions of Comunibanc and VFG during 2022. The average full time equivalent (FTE) employees were 532.3 for the quarter ended June 30,2023, an increase of 80 FTEs over the same period of 2022, due to the acquisitions. The increase in occupancy expense is due to increases related to the acquisition of Comunibanc Corp. and the opening of a new branch in Ohio. Equipment expense increased $2,067 due to increases in equipment depreciation related to the acquisition of VFG. The quarter-over-quarter increase in FDIC assessments was attributable to an increase in the assessment rate charged. The increase in amortization of intangible assets is related to the core deposit intangible associated with the merger with Comunibanc Corp. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and increases related to our new digital banking. The increase in other operating expense is primarily due to a $264 provision for credit losses on unfunded commitments, an increase in promotional expenses of $43, loan related expenses of $25, bad check losses of $32, and general insurance of $57.

Income tax expense for the three months ended June 30, 2023 totaled $1,680, up $257 compared to the same period in 2022. The effective tax rates for the three-month periods ended June 30, 2023 and 2022 were 14.3% and 15.6%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Six Months Ended June 30, 2023 and 2022

The Company had net income of $22,922 for the six months ended June 30, 2023, an increase of $6,755 from net income of $16,167 for the same six months of 2022. Basic earnings per common share were $1.45 for the period ended June 30, 2023, compared to $1.10 for the same period in 2022. Diluted earnings per common share were $1.45 for the period ended June 30, 2023, compared to $1.10 for the same period in 2022. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2023 was $63,940, an increase of $16,740, from $47,200 in the same six months of 2022. This increase is the result of an increase of $34,144 in total interest income, partially offset by an increase of $17,404 in interest expense. Interest-earning assets averaged $3,235,444 during the six months ended June 30, 2023, an increase of $394,825 from $2,840,619 for the same period of 2022. The Company’s average interest-bearing liabilities increased from $1,419,116 for the first six months of 2023 to $2,248,307 for the same period in 2022. The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2023 and 2022 was 3.99% and 3.40%, respectively.

Total interest income increased $34,144 to $84,874 for the period ended June 30, 2023 This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans decreased by $550,766, or 27.0%, to $2,571,020 for the period ended June 30, 2023, as compared to $2,020,254 for the period ended June 30, 2022. The loan yield increased to 5.83% for 2023, from 4.28% in 2022. During the six months ended June 30, 2023, the average balance of PPP loans was $480. These loans had an average yield of 0.96%, which includes the amortization of PPP fees.

Interest on taxable securities increased $2,323 to $5,818 for the period ended June 30, 2023, compared to $3,495 for the same period in 2022. The average balance of taxable securities increased $66,586 to $372,413 for the period ended June 30, 2023, as compared to $305,827 for the period ended June 30, 2022. The yield on taxable securities increased 65 basis points to 2.86% for 2023, compared to 2.21% for 2022. Interest on tax-exempt securities increased $911 to $4,582 for the period ended June 30, 2023, compared to $3,671 for the same period in 2022. The average balance of tax-exempt securities increased $24,869 to $284,845 for the period ended June 30, 2023, as compared to $259,976 for the period ended June 30, 2022. The yield on tax-exempt securities increased 21 basis points to 3.80% for 2023, compared to 3.59% for 2022.

Interest on interest-bearing deposits in other banks decreased $576 to $99 for the period ended June 30, 2023, compared to $675 for the same period in 2022. The average balance of interest-bearing deposits in other banks decreased $247,396 to $7,166 for the period ended June 30, 2023, as compared to $234,562 for the period ended June 30, 2022. The yield on interest-bearing deposits in other banks increased 223 basis points to 2.76% for 2023, compared to 0.53% for 2022.

Interest expense increased $17,404, or 93%, to $20,934 for the period ended June 30, 2023, compared with $3,530 for the same period in 2022. The change in interest expense can be attributed to an increase in rate and an increase in the average balance of interest-bearing liabilities. For the period ended June 30, 2023, the average balance of interest-bearing liabilities increased $419,116 to $2,248,307, compared to $1,829,191 for the period ended June 30, 2022. Interest incurred on deposits increased by $9,351 to $10,766 for the period ended June 30, 2023, compared to $1,415 for the same period in 2022. The average balance of interest-bearing deposits increased by $176,270 during the period and the rate paid on demand and savings accounts increased from 0.07% in 2022 to 0.39% in 2023. The rate paid on time deposits increased from 0.80% in 2022 to 3.82% in 2023. The average balance on long-term FHLB balances decreased $71,726 as a result of prepayment, while the rate paid increased 125 basis points. In addition, the average balance of short-term FHLB balances increased to $306,774, compared to the same period in 2022. The rate paid on subordinated debentures increased 124 basis points for the period ended June 30, 2023, as compared to the same period in 2022.

The following table presents the condensed average balance sheets for the six months ended June 30, 2023 and 2022. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2023			2022
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,571,020	$74,376	5.83%	$2,020,254	$42,889	4.28%
Taxable securities	372,413	5,818	2.85%	305,827	3,495	2.21%
Tax-exempt securities	284,845	4,581	3.80%	259,976	3,671	3.59%
Interest-bearing deposits in other banks	7,166	99	2.79%	254,562	675	0.53%
Total interest-earning assets	$3,235,444	$84,874	5.27%	$2,840,619	$50,730	3.65%
Noninterest-earning assets:
Cash and due from financial institutions	44,584			133,452
Premises and equipment, net	62,002			22,292
Accrued interest receivable	10,924			7,577
Intangible assets	135,625			84,270
Other assets	60,478			41,838
Bank owned life insurance	53,754			46,847
Less allowance for loan losses	(32,555)			(26,976)
Total Assets	$3,570,256			$3,149,919
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,374,305	$2,629	0.39%	$1,392,411	$481	0.07%
Time	429,016	8,137	3.82%	234,640	934	0.80%
Short-term FHLB advance	306,952	7,370	4.84%	178	—	—
Long-term FHLB advance	3,274	37	2.28%	75,000	383	1.03%
Other borrowings	13,752	385	4.49%	—	—	—
Federal funds purchased	166	5	6.07%	—	—	—
Subordinated debentures	103,834	2,367	4.60%	103,713	1,726	3.36%
Repurchase Agreements	17,008	4	0.05%	23,249	6	0.05%
Total interest-bearing liabilities	$2,248,307	$20,934	1.88%	$1,829,191	$3,530	0.39%
Noninterest-bearing deposits	926,929			914,163
Other liabilities	50,599			76,372
Shareholders’ Equity	344,421			330,193
Total Liabilities and Shareholders’ Equity	$3,570,256			$3,149,919
Net interest income and interest rate spread		$63,940	3.39%		$47,200	3.26%
Net interest margin			3.99%			3.40%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1,219 and $977 for the periods ended June 30, 2023 and 2022, respectively.

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

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$13,512	$17,975	$31,487
Taxable securities	1,164	1,159	2,323
Tax-exempt securities	693	217	910
Interest-bearing deposits in other banks	(1,174)	598	(576)
Total interest income	$14,195	$19,949	$34,144
Interest expense:
Demand and savings	$(6)	$2,154	$2,148
Time	1,299	5,904	7,203
Short-term FHLB advance	7,370	—	7,370
Long-term FHLB advance	(562)	216	(346)
Other borrowings	390	—	390
Federal funds purchased	—	—	—
Subordinated debentures	2	639	641
Repurchase agreements	(2)	—	(2)
Total interest expense	$8,491	$8,913	$17,404
Net interest income	$5,704	$11,036	$16,740

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193. During the six months ended June 30, 2023 we recorded a provision for credit losses of $1,481, an increase of $781, from $700 during the six months ended June 30, 2022. The increase in the reserves was principally related to loan growth during the year. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

The components of noninterest income for the six-month periods ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022	$ Change	% Change
Service charges	$3,604	$3,119	$485	15.5%
Net gain on sale of securities	—	6	(6)	-100.0%
Net gain (loss) on equity securities	(238)	89	(327)	-367.4%
Net gain on sale of loans	1,246	1,509	(263)	-17.4%
ATM/Interchange fees	2,803	2,596	207	8.0%
Wealth management fees	2,373	2,505	(132)	-5.3%
Lease revenue and residual income	4,247	0	4,247	0.0%
Bank owned life insurance	564	477	87	18.2%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	177	—	177	0.0%
Other	3,066	602	2,464	409.3%
Total noninterest income	$20,217	$13,278	$6,939	52.3%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the six months ended June 31, 2023 was $20,217, an increase of $6,939, or 52.3%, from $13,278 for the same period of 2022. The increase was primarily due to increases in Lease revenue and residual income of $4,247 due to the acquisition of VFG during the fourth quarter of 2022. Service charges increased $273, split between increases on personal and business deposit accounts. Overdraft fees also increased by $212. The Net gain/loss on equity securities decrease was the result of a market valuation adjustment. Net gain on sale of loans decreased primarily as a result of a decrease in volume of loans sold. During the six-months ended June 30, 2023, 166 loans were sold, totaling $25,939. During the six-months ended June 30, 2022, 394 loans were sold, totaling $73,659. Other income increased primarily as result of a $1,500 fee collected associated with the renewal of the Company's contract with MasterCard. Other income also increased as result of a $361 increase related to the timing of claims at the Company’s reinsurance subsidiary and $581 in interim rent at VFG.

Tax refund processing fees were $2,375 for each of the six months ended June 30, 2023 and 2022. These fees are received for processing state and federal income tax refund payments for customers of third party income tax preparation vendors. This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

The components of noninterest expense for the six-month periods ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022	$ Change	% Change
Compensation expense	$30,083	$24,170	$5,913	24.5%
Net occupancy expense	2,728	2,176	552	25.4%
Equipment expense	5,527	1,057	4,470	422.9%
Contracted data processing	1,079	1,053	26	2.5%
FDIC assessment	777	398	379	95.2%
State franchise tax	1,180	1,219	(39)	-3.2%
Professional services	2,794	2,258	536	23.7%
Amortization of intangible assets	797	434	363	83.6%
ATM/Interchange expense	1,195	1,055	140	13.3%
Marketing	1,045	697	348	49.9%
Software maintenance expense	1,937	1,498	439	29.3%
Other operating expenses	6,404	4,622	1,782	38.6%
Total noninterest expense	$55,546	$40,637	$14,909	36.7%

Noninterest expense for the six months ended June 30, 2023 was $55,546, an increase of $14,909, or 36.7%, from $40,637 reported for the same period of 2022. The primary reasons for the increase were increases in compensation expense, equipment expense, FDIC assessment, professional fees, amortization expense, software maintenance expense and other operating expense. The increase in compensation expense was primarily due to a $4,418 increase in salaries related to the acquisitions of Comunibanc and VFG during 2022. The average full time equivalent (FTE) employees were 532.4 for the six months ended June 30,2023, an increase of 84 FTEs over the same period of 2022, due to the acquisitions. The increase in occupancy expense is due to increases related to the acquisition of Comunibanc Corp. and the opening of a new branch in Ohio. Equipment expense increased $4,100 due to increases in equipment depreciation related to the acquisition of VFG. The year-over-year increase in FDIC assessments was attributable to an increase in the assessment rate charged. The increase in amortization of intangible assets is related to the core deposit intangible associated with the merger with Comunibanc Corp. The increase in software maintenance expense is due to a general increase in legacy software maintenance contracts and increases related to our new digital banking. The increase in other operating expense is primarily due to a $465 provision for credit losses on unfunded commitments, an increase in promotional expenses of $116, loan related expenses of $146, bad check losses of $234, and general insurance of $102.

Income tax expense for the six months ended June 30, 2023 totaled $4,208, up $1,234 compared to the same period in 2022. The effective tax rates both six-month periods ended June 30, 2023 and 2022 was 15.5%. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $349,876 at June 30, 2023, compared to $334,835 at December 31, 2022. Shareholders’ equity increased during the first six months of 2023 as a result of an increase in the fair value of securities available-for-sale, net of tax, of $2,275 and net income of $22,922, offset by dividends on common shares of $4,568, the purchase of treasury shares of $121 and the cumulative effect of adopting ASU 2016-13 of $6,069.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2023 and December 31, 2022 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2023	14.8%	10.9%	9.9%	8.9%
Company Ratios—December 31, 2022	14.5%	10.8%	9.7%	8.9%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $6,064, or 0.98% of the total security portfolio at June 30, 2023. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $39,124 and $47,628 for the six months ended June 30, 2023 and 2022, respectively. The primary decrease to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $85,510 and $94,617 for the six months ended June 30, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits along with an increase in short term FHLB advances comprised most of our financing activities, which resulted in net cash provided by of $44,379 and $16,031 for the six months ended June 30, 2023 and 2022, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $30,000. As of June 30, 2023, Civista had total credit availability with the FHLB of $878,547 with standby letters of credit totaling $32,900 and a remaining borrowing capacity of approximately $700,788. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of June 30, 2023.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2022 and June 30, 2023, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at June 30, 2023 and December 31, 2022.

Net Portfolio Value
	June 30, 2023			December 31, 2022
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	597,147	25,067	4%	571,328	14,733	3%
+100bp	587,920	15,840	3%	566,596	10,001	2%
Base	572,080	—	—	556,595	—	—
-100bp	557,879	(14,201)	(2)%	548,575	(8,020)	(1)%
-200bp	530,125	(41,955)	(7)%	526,702	(29,893)	(5)%

The change in net portfolio value from December 31, 2022 to June 30, 2023, can be attributed to a couple of factors. The yield curve has inverted since the end of the year, and both the volume and mix of assets and funding sources has changed. The volume of loans has increased, and the asset mix remains centered on loans. The volume of certificates of deposit have increased and borrowed money has decreased. The volume and mix shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than a small increase in assets. Accordingly, we see an increase in the net portfolio value. The change in the rates down scenario for both the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than a small decrease in assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of June 30, 2023, were effective.

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

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (Unaudited) for the three-months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six-months ended June 30, 2023 and 2022; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and six-months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and six-months ended June 30, 2023 and 2022; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 9, 2023
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	August 9, 2023
Todd A. Michel	Date
Senior Vice President, Controller